Form 10-Q
period 2012-03-31
CITRIX SYSTEMS INC
filed 2012-05-07
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2012 there were 186,190,533 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2012

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$390,881	$333,296
Short-term investments — available-for-sale	476,200	406,461
Accounts receivable, net of allowances of $4,439 and $3,925 at March 31, 2012 and December 31, 2011, respectively	389,807	484,431
Inventories, net	9,430	8,507
Prepaid expenses and other current assets	112,115	95,419
Current portion of deferred tax assets, net	45,296	44,916
Total current assets	1,423,729	1,373,030
Long-term investments — available-for-sale	741,619	737,844
Property and equipment, net	278,671	277,429
Goodwill	1,266,408	1,239,120
Other intangible assets, net	327,456	343,372
Long-term portion of deferred tax assets, net	51,963	67,479
Other assets	61,272	61,267
	$4,151,118	$4,099,541
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,939	$58,034
Accrued expenses and other current liabilities	295,874	302,454
Current portion of deferred revenues	822,048	818,642
Total current liabilities	1,171,861	1,179,130
Long-term portion of deferred revenues	160,836	141,241
Other liabilities	40,888	48,680
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 284,393 and 282,774 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	284	283
Additional paid-in capital	3,470,787	3,385,053
Retained earnings	2,279,738	2,211,471
Accumulated other comprehensive loss	(4,421)	(11,561)
	5,746,388	5,585,246
Less — common stock in treasury, at cost (98,522 and 96,960 shares at March 31, 2012 and December 31, 2011, respectively)	(2,968,855)	(2,854,756)
Total stockholders' equity	2,777,533	2,730,490
	$4,151,118	$4,099,541
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share information)
Revenues:
Product and licenses	$178,364	$150,260
Software as a service	120,733	99,772
License updates and maintenance	264,525	221,379
Professional services	25,873	19,477
Total net revenues	589,495	490,888
Cost of net revenues:
Cost of product and license revenues	18,804	14,041
Cost of services and maintenance revenues	51,004	33,237
Amortization of product related intangible assets	16,535	12,699
Total cost of net revenues	86,343	59,977
Gross margin	503,152	430,911
Operating expenses:
Research and development	103,622	90,548
Sales, marketing and services	248,457	205,544
General and administrative	59,856	50,403
Amortization of other intangible assets	10,467	3,509
Restructuring	—	24
Total operating expenses	422,402	350,028
Income from operations	80,750	80,883
Interest income	3,078	3,939
Other income, net	722	3,633
Income before income taxes	84,550	88,455
Income taxes	16,283	15,108
Consolidated net income	68,267	73,347
Less: Net loss attributable to non-controlling interest	—	156
Net income attributable to Citrix Systems, Inc.	$68,267	$73,503
Net income per share attributable to Citrix Systems, Inc. stockholders:
Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$0.37	$0.39
Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$0.36	$0.38
Weighted average shares outstanding:
Basic	185,730	187,571
Diluted	188,884	191,500
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Consolidated net income	$68,267	$73,347
Other comprehensive income:
Change in foreign currency translation adjustment	1,952	5,433
Available for sale securities:
Change in net unrealized gains	1,434	151
Less: reclassification adjustment for net losses included in net income	193	490
Net change (net of tax effect)	1,627	641
Cash flow hedges:
Change in unrealized gains	2,034	2,217
Less: reclassification adjustment for net losses included in net income	1,527	620
Net change (net of tax effect)	3,561	2,837
Other comprehensive income	7,140	8,911
Comprehensive income	75,407	82,258
Less: Comprehensive loss attributable to non-controlling interest	—	156
Comprehensive income attributable to Citrix Systems, Inc.	$75,407	$82,414
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating Activities
Net income	$68,267	$73,347
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	27,002	16,208
Depreciation and amortization of property and equipment	22,545	19,641
Stock-based compensation expense	30,557	17,884
(Gain) Loss on investments	(3,366)	490
Provision for doubtful accounts	546	(901)
Provision for product returns	2,945	1,530
Provision for inventory reserves	411	517
Tax effect of stock-based compensation	13,856	15,492
Excess tax benefit from exercise of stock options	(14,597)	(15,502)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,202)	(3,350)
Other non-cash items	791	964
Total adjustments to reconcile net income to net cash provided by operating activities	79,488	52,973
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	88,114	85,622
Inventories	(1,334)	(1,050)
Prepaid expenses and other current assets	(18,682)	(6,009)
Other assets	2,536	(1,293)
Deferred tax assets, net	15,293	(14,196)
Accounts payable	(4,513)	(21,456)
Accrued expenses and other current liabilities	(872)	(41,759)
Deferred revenues	23,001	2,240
Other liabilities	(8,228)	30,809
Total changes in operating assets and liabilities, net of the effects of acquisitions	95,315	32,908
Net cash provided by operating activities	243,070	159,228
Investing Activities
Purchases of available-for-sale investments	(314,387)	(182,919)
Proceeds from sales of available-for-sale investments	104,185	180,434
Proceeds from maturities of available-for-sale investments	138,488	169,008
Proceeds from the sale of cost method investments	5,559	—
Purchases of property and equipment	(23,147)	(26,845)
Purchases of cost method investments	(1,712)	(1,852)
Cash paid for acquisitions, net of cash acquired	(24,033)	(118,440)
Cash paid for licensing agreements and product related intangible assets	(61)	(1,522)
Net cash (used in) provided by investing activities	(115,108)	17,864
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	30,260	42,337
Repayment of acquired debt	(2,456)	(10,926)
Excess tax benefit from exercise of stock options	14,597	15,502
Stock repurchases, net	(99,996)	(99,954)
Cash paid for tax withholding on vested stock awards	(14,102)	(8,797)
Net cash used in financing activities	(71,697)	(61,838)
Effect of exchange rate changes on cash and cash equivalents	1,320	3,924
Change in cash and cash equivalents	57,585	119,178
Cash and cash equivalents at beginning of period	333,296	396,162
Cash and cash equivalents at end of period	$390,881	$515,340
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
Reclassifications
During the first quarter of 2012, the Company performed a review of the historical manner of presentation of certain of its revenue categories and adopted a revised presentation, which the Company believes is more comparable to those presented by other companies in the industry and better reflects the Company's evolving product and service offerings. As a result, technical support, hardware maintenance and software updates revenues, which were previously presented in Technical services and License updates are classified together as License updates and maintenance. A corresponding change was made to rename Cost of services revenues to Cost of services and maintenance revenues; however, there was no change in classification. Product training and certification and consulting services, which were previously presented in Technical services, are classified together as Professional services. Product licenses will be renamed to Product and licenses to more appropriately describe its composition of both software and hardware, however, there was no change in classification. The composition and classification of Software as a service remained unchanged. This change in manner of presentation will not affect the Company's total net revenues, total cost of net revenues or gross margin. Conforming changes have been made for all periods presented, as follows (in thousands):

		Three Months Ended March 31, 2011
As Previously Reported		Amount Reclassified	As Reported Herein
Revenues:			Revenues:
License updates	$177,876	$43,503	License updates and maintenance (2)	$221,379
Technical services (1)	62,980	(43,503)	Professional services (3)	19,477
Total	$240,856	$—	Total	$240,856

(1)	Technical services revenue was comprised of hardware maintenance, consulting services, product training and certification and technical support.

(2)	License updates and maintenance is comprised of license updates, hardware and software maintenance and technical support.

(3)	Professional services is comprised of consulting services and product training and certification.

Additionally, during the first quarter of 2012, the Company revised its methodology for allocating certain IT support costs to more closely align these costs to the employees directly utilizing the related assets and services and to reflect how management assesses the cost of headcount. As a result, certain IT support costs have been reclassified from General and administrative expenses to Cost of services and maintenance revenues, Research and development expenses and Sales, marketing and services expenses based on the headcount in each of these functional areas. This change in presentation will not affect the Company's income from operations or cash flows. Conforming changes have been made for all prior periods presented, as follows (in thousands):

		Three Months Ended March 31, 2011
As Previously Reported		Amount Reclassified	As Reported Herein
Cost of services revenues	$30,666	$2,571	Cost of services and maintenance revenues	$33,237
Research and development	82,718	7,830	Research and development	90,548
Sales, marketing and services	194,243	11,301	Sales, marketing and services	205,544
General and administrative	72,105	(21,702)	General and administrative	50,403
Total	$379,732	$—	Total	$379,732
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
Investments
Short-term and long-term investments at March 31, 2012 and December 31, 2011 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Inventory
Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of March 31, 2012 and December 31, 2011.
Revenue Recognition
Net revenues include the following categories: Product and licenses, Software as a service, License updates and maintenance and Professional services. Product and license revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements, partner incentive programs and provisions for returns. Shipping charges billed to customers are included in product and license revenue and the related shipping costs are included in cost of product and license revenue. Software as a service ("SaaS") revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term, which is typically 12 months. In addition, Software as a service revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. License updates and maintenance revenues consist of fees related to the Subscription Advantage program and maintenance fees which include technical support and hardware and software maintenance. The Company licenses many of its virtualization products bundled with a one year contract for its Subscription Advantage program. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Subscription Advantage and maintenance fees are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third-party commissions related to Subscription Advantage renewals. The capitalized commissions are amortized to Sales, marketing and services expense at the time the related deferred revenue is recognized as revenue. Hardware and software maintenance and support contracts are typically sold separately. Professional services revenues are comprised of fees from consulting services related to the implementation of the Company’s products and fees from product training and certification, which is recognized as the services are provided.
The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable.
The majority of the Company’s product and license revenue consists of revenue from the sale of stand-alone software products. Stand-alone software sales generally include a perpetual license to the Company’s software and is subject to the industry specific software revenue recognition guidance. In accordance with this guidance, the Company allocates revenue to license updates related to its stand-alone software and any other undelivered elements of the arrangement based on vendor specific objective evidence (“VSOE”) of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.
The Company’s hardware appliances contain software components that are essential to the overall functionality of the products. Effective January 1, 2011, the Company adopted amended accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance on a prospective basis for new and materially modified arrangements originating after December 31, 2010.
For the Company’s non-software deliverables, it allocates the arrangement consideration based on the relative selling price of the deliverables. For the Company’s hardware appliances, it uses estimated selling price ("ESP") as its selling price. For the Company’s hardware maintenance and professional services, it generally uses VSOE as its selling price. When the Company is unable to establish selling price using VSOE for its hardware maintenance and professional services, the Company uses ESP in its allocation of arrangement consideration.
The Company’s SaaS products are considered service arrangements per the authoritative guidance; accordingly, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when accounting for these service arrangements. Generally, the Company’s SaaS is sold separately and not bundled with the Enterprise division’s products and services.
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. Allowances for estimated product returns amounted to approximately $1.6 million and $1.4 million at March 31, 2012 and December 31, 2011, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries in its Enterprise division is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. The functional currency of the Company’s wholly-owned foreign subsidiaries of its Online Services division is the currency of the country in which each subsidiary is located. The Company translates assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date. The Company includes accumulated net translation adjustments in equity as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange.

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
The following table sets forth the computation of basic and diluted net income per share attributable to Citrix Systems, Inc. stockholders (in thousands, except per share information):

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net income attributable to Citrix Systems, Inc. stockholders	$68,267	$73,503
Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	185,730	187,571
Effect of dilutive employee stock awards	3,154	3,929
Denominator for diluted earnings per share — weighted-average shares outstanding	188,884	191,500
Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$0.37	$0.39
Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$0.36	$0.38
Anti-dilutive weighted-average shares	3,805	857
4. ACQUISITIONS
2012 Acquisition
During the first quarter of 2012, the Company acquired all of the issued and outstanding securities of a privately-held company (the "2012 Acquisition") for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. The 2012 Acquisition became part of the Company’s Enterprise division thereby expanding the Company's cloud platform and cloud networking business. The Company recorded approximately $25.9 million of goodwill, which is not deductible for tax purposes, and acquired $11.9 million in assets including $11.0 million of identifiable product related intangible assets with a useful life of 5.0 years. The Company assumed liabilities of approximately $12.6 million in conjunction with the acquisition. Transaction costs associated with the acquisition were approximately $0.5 million, of which the Company expensed $0.4 million during the three months ended March 31, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the 2012 Acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of the Company's common stock and assumed certain stock options which are exercisable for 12,017 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction. The Company has included the effect of the 2012 Acquisition in its results of operations prospectively from the date of the acquisition, which effect was not material to its consolidated results.
2011 Acquisitions
Netviewer AG
In February 2011, the Company acquired all of the issued and outstanding securities of Netviewer AG (the “Netviewer Acquisition” or “Netviewer”), a privately held European SaaS vendor in collaboration and information technology (“IT”) services. Netviewer became part of the Company’s Online Services division and the acquisition enables the extension of its

Online Services business in Europe. The total consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $3.1 million, of which the Company expensed $0.4 million during the first quarter of 2011 and is included in General and administrative expense in the accompanying condensed consolidated statement of income. The Company recorded approximately $98.7 million of goodwill, which is not deductible for tax purposes, and acquired $28.8 million of identifiable intangible assets, of which $3.2 million is related to product related intangible assets and $25.6 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units, which were converted into the right to receive up to 99,100 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
Cloud.com
In July 2011, the Company acquired all of the issued and outstanding securities of Cloud.com, Inc. (the "Cloud.com Acquisition" or "Cloud.com"), a privately held provider of software infrastructure platforms for cloud providers. Cloud.com became part of the Company’s Enterprise division and the acquisition further establishes the Company as a leader in infrastructure for the growing cloud provider market. The total consideration for this transaction was approximately $158.8 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.9 million. The Company recorded approximately $100.6 million of goodwill, which is not deductible for tax purposes, and acquired $89.0 million of identifiable intangible assets, of which $58.0 million is related to product related intangible assets and $31.0 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 288,742 shares of the Company's common stock and assumed certain stock options which are exercisable for 183,780 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
ShareFile
In October 2011, the Company acquired all of the issued and outstanding securities of Novel Labs, Inc. (d/b/a “ShareFile”), a privately held provider of secure data sharing and collaboration solutions. ShareFile initially became part of the Company's Enterprise division, and in the first quarter of 2012 it was moved to the Company's Online Services division. The total consideration for this transaction was approximately $54.0 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.7 million. The Company recorded approximately $49.4 million of goodwill, which is not deductible for tax purposes, and acquired $28.2 million of identifiable intangible assets, of which $16.0 million is related to product related intangible assets and $12.2 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 180,697 shares of the Company's common stock and assumed certain stock options which are exercisable for 390,775 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
App-DNA
In November 2011, the Company acquired all of the issued and outstanding securities of App-DNA, a privately held company that specializes in application migration and management. App-DNA became part of the Company's Enterprise division. The total consideration for this transaction was approximately $91.3 million, net of $3.2 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $1.3 million. The Company recorded approximately $58.2 million of goodwill, which is not deductible for tax purposes, and acquired $44.8 million of identifiable intangible assets, of which $36.7 million is related to product related intangible assets and $8.1 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units, which were converted into the right to receive up to 114,487 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
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
In August 2011, the Company acquired all of the issued and outstanding securities of RingCube Technologies, Inc. (the "RingCube Acquisition" or "RingCube"), a privately held company that specializes in user personalization technology for virtual desktops. RingCube became part of the Company’s Enterprise division and the acquisition further solidifies the Company's position in desktop virtualization. The total consideration for this transaction was approximately $32.2 million, net of $0.5 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million. In addition, in connection with the RingCube acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 58,439 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
In connection with the Other Acquisition and the RingCube Acquisition, the Company recorded approximately $15.6 million of goodwill, which is not deductible for tax purposes, and acquired $30.6 million of identifiable intangible assets, of which $26.0 million is related to product related intangible assets and $4.6 million is related to other intangible assets.
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
Subsequent Events
In April 2012, the Company acquired all of the issued and outstanding securities of Podio ApS (“Podio”), a privately held provider of a cloud-based collaborative work platform. Podio will become part of the Company's Online Services division. The total preliminary consideration for this transaction was approximately $43.6 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition are currently estimated at $0.6 million, of which the Company expensed $0.5 million during the three months ended March 31, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 127,668 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
The Company continues to evaluate certain income tax assets and liabilities related to the 2012 Acquisition and 2011 Acquisitions. See Note 9 for information regarding the Company's segments.
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	March 31, 2012				December 31, 2011
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$656,187	$5,429	$(313)	$661,303	$641,997	$4,506	$(279)	$646,224
Corporate securities	458,432	1,059	(407)	459,084	392,365	618	(1,190)	391,793
Municipal securities	69,910	84	(16)	69,978	80,004	57	(35)	80,026
Government securities	27,274	185	(5)	27,454	26,056	206	—	26,262
Total	$1,211,803	$6,757	$(741)	$1,217,819	$1,140,422	$5,387	$(1,504)	$1,144,305
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

For the three months ended March 31, 2012 and 2011, the Company received proceeds from sales of available-for-sale investments of $104.2 million and $180.4 million, respectively. For the three months ended March 31, 2012, the Company had no realized gains on the sales of available-for-sale investments. For the three months ended March 31, 2011, the Company had realized gains on the sales of available-for-sale investments of $0.2 million. For the three months ended March 31, 2012 and 2011, the Company had realized losses on available-for-sale investments of $0.2 million and $0.6 million, respectively, primarily related to prepayments at par of securities purchased at a premium. All realized gains and losses related to the sales of available-for-sale investments are included in other income, net, in the accompanying condensed consolidated statements of income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2012 were approximately five months and eight years, respectively.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $0.7 million and $1.5 million as of March 31, 2012 and December 31, 2011, respectively. The decrease in gross unrealized losses when comparing March 31, 2012 to December 31, 2011 was primarily due to changes in interest rates. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $30.8 million and $32.2 million as of March 31, 2012 and December 31, 2011, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Money market funds	$136,453	$136,453	$—	$—
Corporate securities	51,168	—	51,168	—
Municipal securities	6,029	—	6,029	—
Cash	197,231	197,231	—	—
Available-for-sale securities:
Agency securities	661,303	—	661,303	—
Corporate securities	459,084	—	454,278	4,806
Municipal securities	69,978	—	69,978	—
Government securities	27,454	—	27,454	—
Prepaid expenses and other current assets:
Foreign currency derivatives	3,387	—	3,387	—
Total assets	$1,612,087	$333,684	$1,273,597	$4,806
Accrued expenses and other current liabilities:
Foreign currency derivatives	5,083	—	5,083	—
Total liabilities	$5,083	$—	$5,083	$—
The Company’s fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a weighted average credit rating of AA+/Aa1. The Company values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, the Company classifies all of its fixed income available-for-sale securities as Level 2. See Note 5 for more information regarding the Company’s available-for-sale investments.
The Company measures its cash flow hedges, which are classified as Prepaid expenses and other current assets and Accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs).
The Company has invested in convertible debt securities of certain early-stage entities that are classified as available-for-sale investments. As quoted prices in active markets or other observable inputs were not available for these investments, in order to measure them at fair value, the Company utilized a discounted cash flow model using a discount rate reflecting the market risk inherent in holding securities of an early-stage enterprise, adjusted by the probability-weighted exit possibilities associated with the convertible debt securities. Typically the discount rate used by the Company in measuring the fair value of investments in convertible debt securities of certain early-stage entities is commensurate with the nature and size of these entities. This methodology required the Company to make assumptions that were not directly or indirectly observable regarding the fair value of the convertible debt securities; accordingly it is a Level 3 valuation and is included in the table below.
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Investments
(in thousands)
Balance at December 31, 2011	$3,696
Purchases of Level 3 securities	1,252
Transfers out of Level 3	(142)
Balance at March 31, 2012	$4,806

Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2012, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its Amended and Restated 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed several plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan and Second Amended and Restated 1995 Non-Employee Director Stock Option Plan.
Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 43,100,000 shares of common stock. In February 2012, subject to stockholder approval at the 2012 Annual Meeting of Stockholders, the Board of Directors approved an amendment to the 2005 Plan (the "Plan Amendment") to (i) increase the aggregate number of shares of common stock authorized for issuance under the 2005 Plan by an additional 5,500,000 shares and (ii) increase the aggregate number of shares of common stock issuable pursuant to unvested stock, unvested stock units, performance units or stock grants by an additional 3,000,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards, other than certain long-term incentive awards discussed below, are exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of March 31, 2012, there were 27,206,793 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 13,794,523 additional stock-based awards.
Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of March 31, 2012, 2,395,553 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $1.0 million for the three months ended March 31, 2012.

Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended	Three Months Ended
Income Statement Classifications	March 31, 2012	March 31, 2011
Cost of services and maintenance revenues	$450	$268
Research and development	11,144	5,685
Sales, marketing and services	9,970	6,032
General and administrative	8,993	5,899
Total	$30,557	$17,884
Stock Options
Stock options granted under the 2005 Plan typically have a five-year life and vest over three years, with 33.3% of the shares underlying the option vesting on the first anniversary of the date of grant and the remainder of the underlying shares vesting in equal monthly installments at a rate of 2.78% thereafter (the "Standard Vesting Rate"). The Company also assumes stock options from certain of its acquisitions for which the vesting period is typically reset to vest over three years at the Standard Vesting Rate. See Note 4 for more information related to acquisitions. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of SAB No. 107, Share Based Payment. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected terms on stock options. The expected term of stock options was based on the historical employee exercise patterns. The Company also periodically analyzes its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model.
The weighted average fair value of stock options granted during the three months ended March 31, 2012 was $25.26. The total intrinsic value of options exercised during the three months ended March 31, 2012 was $39.1 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of March 31, 2012, there was $108.3 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.14 years.
The assumptions used to value option grants under the 2005 Plan are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Expected volatility factor	0.38	0.39
Approximate risk free interest rate	0.65%	1.10%
Expected term (in years)	3.91	3.27
Expected dividend yield	0%	0%
Non-vested Stock Units
Performance Stock Units
The Company may award senior level employees non-vested performance stock units granted under the 2005 Plan. For 2011, as in prior years, the number of non-vested stock units underlying each award was determined following completion of the one year performance period applicable to the award and was based on achievement of a specific corporate financial performance goal determined at the time of the award. If the performance goal was less than 90% attained, then no non-vested stock units would have been issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued was based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the award agreement. The Company was required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that were ultimately to be awarded in order to recognize compensation expense over the vesting period. Upon attainment of the performance goal, the non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals were not met, no compensation cost would have been recognized in that period and any previously recognized compensation cost would have been reversed. For awards of non-vested performance stock units made in 2011, the performance goal was achieved within the range of the graduated slope and there was no material adjustment to compensation cost related to non-vested stock units granted to executives. The Company did not grant any non-vested performance stock units during the first quarter of 2012 and no performance periods are currently open for non-vested performance stock units.
Market and Service Condition Stock Units
In March 2012, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 418,809 non-vested stock units, based on certain target market and service conditions. The number of non-vested stock units underlying each award will be determined within sixty days of the calendar year following the end of a three-year performance period ending December 31, 2014. The attainment level under the award will be based on the Company's total return to stockholders over the performance period compared to the return on the Nasdaq Composite Total Return Index (the "XCMP"). If the Company's return is positive and meets or exceeds the indexed return, the number of non-vested stock units issued will be based on interpolation, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement if the Company's return exceeds the indexed return by 40% or more. If the Company's return over the performance period is positive but underperforms the index, a number of non-vested stock units will be issued, below the target award, based on interpolation; however, no non-vested stock units will be issued if the Company's return underperforms the index by more than 20% over the performance period. In the event the Company's return to stockholders is negative but still meets or exceeds the indexed return, only 75% of the target award shall be issued. The extent to which the awardee will vest in the award, if at all, if the awardee is not employed by the Company at the end of the performance period is dependent upon the timing and character of the termination as provided in the award agreement.
The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. The grant date fair value of the non-vested performance stock unit awards was determined through the use of a Monte Carlo simulation model, which utilized multiple input variables that determined the probability of satisfying the market condition requirements applicable to each award as follows:

Expected volatility factor	0.21 - 0.39
Risk free interest rate	0.47%
Expected dividend yield	0%
The range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the XCMP. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and the XCMP in order to model the stock price movements. The volatilities used were calculated over the most recent 2.75 year period, which was the remaining term of the performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model. The estimated fair value of each award was $89.95 as of the date of grant.
Service Based Stock Units
The Company also awards senior level and certain other employees non-vested stock units granted under the 2005 Plan that vest based on service. The majority of these non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. The remaining awards vest 100% on the third anniversary of the grant date. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-

vested stock units to all of its non-employee directors. These awards vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company's common stock.
Unrecognized Compensation Related to Stock Units
As of March 31, 2012, the number of non-vested stock units outstanding, including performance awards, market and service condition awards and service-based awards, including award assumed in acquisitions, was 3,338,402 and there was $225.7 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.63 years. See Note 4 for more information regarding our acquisitions.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill as a result of the annual impairment test analysis completed during the fourth quarter of 2011. There were no indicators of impairment during the three months ended March 31, 2012. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. See Note 4 for acquisitions and Note 9 for segment information.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the three months ended March 31, 2012 (in thousands):

	Balance at January 1, 2012	Additions		Other		Balance at March 31, 2012
Enterprise division	$956,504	$25,920	(1)	$(49,971)	(2)	$932,453
Online Services division	282,616	—		51,339	(2)	333,955
Consolidated	$1,239,120	$25,920		$1,368		$1,266,408

(1)	Amount primarily relates to acquisitions. See Note 4 for more information regarding the Company’s acquisitions.

(2)
Amount primarily relates to reclassification of goodwill between segments. In the first quarter of 2012, the Company moved the business acquired in its recent acquisition of ShareFile from its Enterprise division to its Online Services division. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.

Intangible Assets
The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. Intangible assets consist of the following (in thousands):

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$482,592	$282,622	$472,582	$268,332
Other	270,022	142,536	274,816	135,694
Total	$752,614	$425,158	$747,398	$404,026
Amortization of product related intangible assets, which consists primarily of product related technologies and patents, was $16.5 million and $12.7 million for the three months ended March 31, 2012 and 2011, respectively, and is classified as a component of Cost of net revenues on the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $10.5 million and $3.5 million for the three months ended March 31, 2012 and 2011, respectively, and is classified as a component of Operating expenses on the accompanying condensed consolidated statements of income. The Company monitors its intangible assets for indicators of impairment. If the Company determines that an impairment has occurred, it will write-down the intangible asset to its fair value. For the three months ended March 31, 2012, Amortization of other intangible assets includes a $5.2 million impairment related to the Company's decision to contribute its CloudStack tradename acquired in conjunction with its acquisition of Cloud.com to the Apache Software Foundation. As a result, the carrying value of the CloudStack tradename was written down to zero. See Note 4 for more information regarding the Company's acquisitions.

Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2012	$87,785
2013	74,736
2014	68,279
2015	47,226
2016	34,731
9. SEGMENT INFORMATION
The Company’s revenues are derived from sales of its Enterprise division products which include its Desktop Solutions, Datacenter and Cloud Solutions and related technical services and from sales of its Online Services division's web collaboration, connectivity, remote support and data sharing products. The Enterprise division and the Online Services division constitute the Company’s two reportable segments.
The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise division products and Online Services division products. Segment profit for each segment includes certain research and development, sales, marketing and services and general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, amortization of product related intangible assets, amortization of other intangible assets, net interest and other income, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies. In the first quarter of 2012, the Company moved the business acquired in its recent acquisition of ShareFile from its Enterprise division to its Online Services division.

Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net revenues:
Enterprise division	$468,762	$391,116
Online Services division	120,733	99,772
Consolidated	$589,495	$490,888
Segment profit:
Enterprise division	$117,173	$100,449
Online Services division	21,136	14,550
Unallocated expenses (1):
Amortization of intangible assets	(27,002)	(16,208)
Restructuring	—	(24)
Net interest and other income	3,800	7,572
Stock-based compensation	(30,557)	(17,884)
Consolidated income before income taxes	$84,550	$88,455

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Revenues by Product Grouping
Revenues by product grouping for the Company’s Enterprise division and Online Services division were as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net revenues:
Enterprise division
Desktop Solutions revenues(1)	$338,120	$289,116
Datacenter and Cloud Solutions revenues(2)	99,673	77,667
Professional services(3)	25,873	19,478
Other	5,096	4,855
Total Enterprise division revenues	468,762	391,116
Online Services division revenues	120,733	99,772
Total net revenues	$589,495	$490,888

(1)
Desktop Solutions revenues are primarily comprised of sales from the Company’s desktop virtualization product, XenDesktop, and the Company’s application virtualization product, XenApp, and related license updates and technical support.

(2)
Datacenter and Cloud Solutions revenues are primarily comprised of sales from the Company’s cloud networking products, which include NetScaler, Branch Repeater and Access Gateway, and the Company’s CloudPlatform products which include XenServer, CloudStack and CloudPortal and related license updates and maintenance.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net revenues:
Enterprise division
Americas	$252,483	$217,472
EMEA	160,071	133,373
Asia-Pacific	56,208	40,271
Total Enterprise division revenues	468,762	391,116
Online Services division
Americas	103,227	88,290
EMEA	14,455	9,287
Asia-Pacific	3,051	2,195
Total Online Services division revenues	120,733	99,772
Total net revenues	$589,495	$490,888
10. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of March 31, 2012, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $1.6 million and $5.2 million at March 31, 2012 and December 31, 2011, respectively, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The net unrealized loss as of March 31, 2012 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,262	Prepaid expenses and other current assets	$2,762	Accrued expenses and other current liabilities	$4,974	Accrued expenses and other current liabilities	$8,252

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$125	Prepaid expenses and other current assets	$69	Accrued expenses and other current liabilities	$109	Accrued expenses and other current liabilities	$202

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended March 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2012	2011		2012	2011
Foreign currency forward contracts	$3,561	$2,837	Operating expenses	$(1,527)	$(620)

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended March 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2012	2011
Foreign currency forward contracts	Other income, net	$(176)	$866
Outstanding Foreign Currency Forward Contracts
As of March 31, 2012, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 1,844
British pounds sterling	GBP 26,329
Canadian dollars	CAD 5,566
Chinese renminbi	CNY 14,627
Euro	EUR 47,368
Hong Kong dollars	HKD 49,600
Indian rupees	INR 529,806
Japanese yen	JPY 53,879
Singapore dollars	SGD 8,156
Swiss francs	CHF 30,740
11. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $79.2 million as of March 31, 2012 and December 31, 2011, respectively. All amounts included in the balance at March 31, 2012 for tax positions would affect the annual effective tax rate. During the quarter ended March 31, 2012, the Company recognized $0.1 million of expense related to interest, which is included in Income tax expense. The Company has approximately $1.5 million for the payment of interest and penalties accrued at March 31, 2012.
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

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At March 31, 2012, the Company had approximately $84.6 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 19.3% and 17.1% for the three months ended March 31, 2012 and 2011, respectively. The increase in the effective tax rate when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011 was primarily due to research and development tax credits not being extended in 2012, partially offset by a tax benefit related to the impairment of certain intangible assets.
The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States.
12. TREASURY STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $3.0 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2012, approximately $86.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, from time to time, the Company may enter into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the term of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions. As of March 31, 2012, the Company did not have any prepaid notional amounts outstanding under structured stock repurchase programs and it did not make any up-front payments to financial institutions related to structured stock repurchase agreements in 2012.
During the three months ended March 31, 2012, the Company expended approximately $100.0 million on open market purchases, repurchasing 1,378,600 shares of outstanding common stock at an average price of $72.53.

During the three months ended March 31, 2011, the Company expended approximately $100.0 million on open market purchases, repurchasing 1,452,100 shares of outstanding common stock at an average price of $68.83.
Shares for Tax Withholding
During the three months ended March 31, 2012, the Company withheld 183,050 shares from stock units that vested, totaling $14.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended March 31, 2011, the Company withheld 124,595 shares from stock units that vested, totaling $8.8 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays reduce the Company’s total stock repurchase authority.
13. COMMITMENTS AND CONTINGENCIES
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
The Company has operating lease obligations through 2018 related to two properties that are not utilized. At March 31, 2012, the total remaining obligation on these leases was approximately $5.1 million, of which $2.1 million was accrued as of March 31, 2012, and is reflected, as applicable, in Accrued expenses and other current liabilities and Other liabilities in the accompanying condensed consolidated balance sheets. In calculating these accruals, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to these vacant facilities.
Legal Matters
The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced below, the amount of liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, the Company will provide disclosure to that effect.
Due to the nature of the Company's business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, it is unable currently to determine the ultimate outcome of these or similar matters. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, the Company believes that it is not reasonably possible that the ultimate outcomes will materially and adversely affect its business, financial position, results of operations or cash flows.
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
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, research and development, offerings of products and services, market positioning and opportunities, headcount, customer demand, distribution and sales channels, financial information and results of operations for future periods, product and price competition, strategy and growth initiatives, seasonal factors, international operations and expansion, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, the finalization of our tax settlement and written agreement with the IRS, the expected benefits of acquisitions, changes in domestic and foreign economic conditions and credit markets, liquidity, litigation and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
We design, develop and market technology solutions that enable IT services to be securely delivered on demand – independent of location, device or network. Our customers achieve lower IT operating costs, increased information security, and greater business agility using Citrix technologies that enable mobile workstyles and power cloud services. We market and license our products directly to enterprise customers, over the web, and through systems integrators, or SIs. We also market and license our products indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.
Executive Summary
We are a strategic technology provider transforming how people, business and IT work and collaborate in the Cloud Era. With our virtualization, networking and cloud technologies, we make complex enterprise IT simpler and more accessible for a diverse, global, and mobile workforce. We deliver a secure and familiar virtual workplace experience that powers mobile work styles and cloud services, so people can work and collaborate virtually anywhere, with anyone on virtually any device, simply accessing the services they need. These technologies give individuals more control over their work and life, while helping business and IT be more flexible and agile.
We believe our approach is unique in the market because we have combined innovative technologies in the area of desktop management, including desktop virtualization and application virtualization, marketed as our Desktop Solutions, and cloud networking and cloud platform products, marketed as our Datacenter and Cloud Solutions. This combination allows us to deliver a comprehensive end-to-end application delivery solution, and one that we believe, when considered as a whole, is competitively differentiated by its feature set and interoperability.
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

In 2011, we saw uncertainties surrounding IT spending, particularly in the European markets. In the first quarter of 2012, we have seen some improvement in the European markets; however we expect continued volatility in the spending environment in some European countries, especially in the public sector. In addition, we expect uneven sales demand from the U.S. federal government sector. This overall economic uncertainty may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition, particularly in Europe and the U.S. federal government sector. Offsetting the uneven demand in some European countries and in the U.S. federal government sector, we anticipate increased demand from the Americas and Asia-Pacific regions.
In 2012, we hope to sustain the long-term growth of our businesses around the world by: expanding our go-to-market reach, customer touch points and consulting and tech support capacity; investing in product innovation, bringing new technologies to market and improving integration across our product portfolio to drive simplicity, differentiation and customer experience; and making selective and strategic acquisitions of technology, talent and/or businesses.
We continue to make strategic investments in research and development of existing and new products, and to invest in research and development of advanced and innovative technologies for future application, including increasing research and development capacity and headcount. We believe that delivering innovative and high-value solutions through our Enterprise division’s products and services and our Online Services division’s products is the key to meeting customer and partner needs and achieving our future growth. We plan to increase sales, consulting and technical support capacity and headcount to support larger strategic customer engagements. We also plan to increase our focus on SI partnerships as well as investing in new service provider channel programs that allow our partners to upgrade their capabilities in desktop virtualization, giving us more capacity to drive strategic desktop deals and to cross-sell networking, data sharing and collaboration.
Enterprise division
Our Desktop Solutions are built to transform and reduce the cost of traditional desktop management by virtualizing the desktop, with our XenDesktop product, and virtualizing applications, with our XenApp product, in a customer’s datacenter. We are moving the delivery of desktops and related applications to an on-demand service rather than the delivery of a device. We continue to see growing customer interest in XenDesktop and, in addition, by making the XenDesktop trade-up program a standard program, we are maximizing our XenApp install base and driving continued XenDesktop adoption. Further, we are helping customers accelerate the implementation of desktop virtualization enterprise-wide through our Desktop Transformation Model. Our Desktop Transformation Model has been enhanced by technologies originating from our acquisition of RingCube, which facilitates user personalization in virtual desktop deployments, and our App-DNA acquisition, which provides customers a means of analyzing an enterprise's application portfolio, offering deployment guidance and calculating project effort.
Our Datacenter and Cloud Solutions, including our cloud networking products and cloud platform products, can alter the traditional economics of the datacenter by providing greater levels of flexibility of computing resources, especially with respect to servers, improving application performance and thereby reducing the amount of processing power involved, and allowing easy reconfiguration of servers by permitting storage and network infrastructure to be added-in virtually rather than physically. Our cloud networking products are also enhancing our differentiation and driving customer interest around desktop virtualization as enterprises are finding good leverage in deploying these technologies together.
We continue to invest in innovative products and services for the Enterprise division through strategic acquisitions. During the first quarter of 2012, we acquired a privately-held company that expands our cloud platform and cloud networking business. In July 2011, we acquired Cloud.com, Inc., or Cloud.com, a privately-held market leading provider of software infrastructure platforms for cloud providers. Cloud.com's product lines help providers of all types deploy and manage simple, cost-effective cloud services that are scalable, secure, and open by design. In August 2011, we acquired RingCube, a privately-held company that specializes in user personalization technology for virtual desktops. In November 2011, we acquired App-DNA™, a privately-held leader in application migration and management. App-DNA's technology adds a significant component to our Desktop Transformation Model, which is aimed at helping customers speed deployments of desktop virtualization enterprise-wide. The App-DNA AppTitude™ product enables organizations to quickly and intelligently assess their application portfolio and migration plans.
Online Services division
Our Online Services division is focused on developing and marketing web-based access, support, collaboration and data sharing products. These products are primarily marketed via the web to large enterprises, medium and small businesses, prosumers and individuals. Our Online Services division's web collaboration products offer secure and cost-effective solutions that allow users to host and actively participate in online meetings, webinars and training sessions remotely and reduce costs associated with business travel. Our remote access solution offers a secure, simple and cost efficient way for users to access their desktops remotely, and our remote support solutions offer secure, on-demand support over the Internet.

In addition, we continue to grow our Online Services division by increasing our addressable market geographically and offering products that appeal to a wider range of customers. To accelerate the European expansion of our Online Services division, in February 2011, we acquired Netviewer AG, or Netviewer, a privately held European software as a service, or SaaS, vendor in collaboration and IT services. Netviewer is part of our Online Services division and has further enabled the extension of our SaaS leadership in Europe. In October 2011, we acquired Novel Labs, Inc., or ShareFile, a privately-held market leading provider of secure data sharing and collaboration. The ShareFile product line makes it easy for businesses of all sizes to securely store, sync and share business documents and files, both inside and outside the company. ShareFile's centralized cloud storage capability also allows users to share files across multiple devices and access them from any location.
In April 2012, we acquired all of the issued and outstanding securities of Podio ApS, or Podio, a privately held provider of a cloud-based collaborative work platform. Podio will become part of our Online Services division and is a natural extension of our web collaboration business, providing today's mobile and distributed workforce an easy, secure and social way to come together and work as teams.
Reclassifications
During the first quarter of 2012, we performed a review of the presentation of certain of our revenue categories and adopted a revised presentation, which we believe is more comparable to those presented by other companies in our industry and better reflects our evolving product and service offerings. As a result, technical support, hardware maintenance and software updates revenues, which were previously presented in Technical services and License updates are classified together as License updates and maintenance. A corresponding change was made to rename Cost of services revenues to Cost of services and maintenance revenues; however, there was no change in classification. Product training and certification and consulting services, which were previously presented in Technical services, are classified together as Professional services. Product licenses will be renamed to Product and licenses to more appropriately describe its composition of both software and hardware, however, there was no change in classification. The composition and classification of Software as a service remained unchanged. This change in presentation will not affect our total net revenues, total cost of net revenues or gross margin.
Additionally, during the first quarter of 2012, we revised our methodology for allocating certain IT support costs to more closely align these costs to the employees directly utilizing the related assets and services and to reflect how management assesses the cost of headcount. As a result, certain IT support costs have been reclassified from General and administrative expenses to Cost of services and maintenance revenues, Research and development expenses and Sales, marketing and services expenses based on the headcount in each of these functional areas. This change in presentation will not affect our income from operations or cash flows.
Conforming changes have been made for all prior periods presented. See Note 1 to our condensed consolidated financial statements for more information regarding the reclassifications described above.
Summary of Results
For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, a summary of our results included:

•	Product and licenses revenue increased 18.7% to $178.4 million;

•	Software as a service revenue increased 21.0% to $120.7 million;

•	License updates and maintenance revenue increased 19.5% to $264.5 million;

•	Professional services revenue increased 32.8% to $25.9 million;

•	Operating income decreased 0.2% to $80.8 million; and

•	Diluted net income per share decreased 5.8% to $0.36.
The increase in our Product and licenses revenue was driven by increased sales of our Desktop Solutions products, led by XenDesktop, and our Datacenter and Cloud Solutions products, led by NetScaler. We currently target our Product and license revenue to increase when comparing the second quarter of 2012 to the first quarter of 2012. Our Software as a service revenue increased due to increased sales of our web collaboration products. The increase in License updates and maintenance revenue was primarily due to an increase in sales of our Subscription Advantage product, primarily driven by renewals, and an increase in maintenance revenues, primarily driven by increased sales of our Datacenter and Cloud Solutions products, led by NetScaler. Professional services revenue increased primarily due to increases in consulting revenues related to increased implementation sales of our Enterprise division’s products. We currently target that total revenue will increase when comparing the second quarter of 2012 to the first quarter of 2012, as well as when comparing the 2012 fiscal year to the 2011 fiscal year. The slight decrease in Operating income when comparing the first quarter of 2012 to the first quarter of 2011 was primarily due to an increase in amortization of intangible assets and stock-based compensation costs related to our recent acquisitions. The decrease in diluted net income per share is primarily due to the factors discussed above related to Operating income as well as the increase in our effective tax rate which was primarily due to research and development tax credits not being extended in 2012, partially offset by a tax benefit related to the impairment of certain intangible assets.
2012 Acquisition
During the first quarter of 2012, we acquired all of the issued and outstanding securities of a privately-held company, or the 2012 Acquisition, for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. The 2012 Acquisition became part of our Enterprise division thereby expanding our cloud platform and cloud networking business. Transaction costs associated with the acquisition were approximately $0.5 million, of which we expensed $0.4 million during the three months ended March 31, 2012 and are included in General and administrative expense in our condensed consolidated statements of income. In addition, in connection with the 2012 Acquisition, we assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of our common stock and assumed certain stock options which are exercisable for 12,017 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction. We have included the effect of the 2012 Acquisition in our results of operations prospectively from the date of the acquisition, which effect was not material to our consolidated results.
2011 Acquisitions
Netviewer AG
In February 2011, we acquired all of the issued and outstanding securities of Netviewer, which we refer to as the Netviewer Acquisition, a privately held European SaaS vendor in collaboration and IT services. Netviewer became part of our Online Services division and the acquisition enables the extension of our Online Services business in Europe. The total consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was paid in cash. In addition, in connection with the acquisition, we assumed non-vested stock units, which were converted into the right to receive up to 99,100 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction. Transaction costs associated with the acquisition were approximately $3.1 million, of which we expensed $0.4 million during the first quarter of 2011 and is included in General and administrative expense in our condensed consolidated statement of income.
Cloud.com
In July 2011, we acquired all of the issued and outstanding securities of Cloud.com. Cloud.com became part of our Enterprise division and the acquisition further establishes us as a leader in infrastructure for the growing cloud provider market. The total consideration for this transaction was approximately $158.8 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.9 million. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 288,742 shares of our common stock and assumed certain stock options which are exercisable for 183,780 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction. In the first quarter of 2012, we made a decision to contribute our CloudStack tradename acquired in conjunction with our acquisition of Cloud.com to the Apache Software Foundation and recorded a $5.2 million impairment charge which is included in Amortization of other intangible assets in our condensed consolidated statement of income.
RingCube
In August 2011, we acquired all of the issued and outstanding securities of RingCube. RingCube became part of our Enterprise division and the acquisition further solidifies our position in desktop virtualization. The total consideration for this transaction was approximately $32.2 million, net of $0.5 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million. In addition, in connection with the RingCube acquisition, we assumed non-vested stock units, which were converted into the right to receive up to 58,439 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
ShareFile
In October 2011, we acquired all of the issued and outstanding securities of ShareFile. ShareFile initially became part of our Enterprise division and in the first quarter of 2012 it was moved to our Online Services division. The total consideration for this transaction was approximately $54.0 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.7 million. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 180,697 shares of our common stock and assumed certain stock options which are exercisable for 390,775 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.

App-DNA
In November 2011, we acquired all of the issued and outstanding securities of App-DNA. App-DNA specializes in application migration and management and became part of our Enterprise division. The total consideration for this transaction was approximately $91.3 million, net of $3.2 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $1.3 million. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 114,487 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
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
Subsequent Events
In April 2012, we acquired all of the issued and outstanding securities of Podio ApS, or Podio, a privately-held provider of a cloud-based collaborative work platform. Podio will become part of our Online Services division. The total preliminary consideration for this transaction was approximately $43.6 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition are currently estimated at $0.6 million, of which we expensed $0.5 million during the three months ended March 31, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units, which were converted into the right to receive up to 127,668 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2011, or the Annual Report, and Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies disclosed in the Annual Report.

Results of Operations
The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2012 vs. March 31, 2011
	2012	2011
Revenues:
Product and licenses	$178,364	$150,260	18.7%
Software as a service	120,733	99,772	21.0
License updates and maintenance	264,525	221,379	19.5
Professional services	25,873	19,477	32.8
Total net revenues	589,495	490,888	20.1
Cost of net revenues:
Cost of product and license revenues	18,804	14,041	33.9
Cost of services and maintenance revenues	51,004	33,237	53.5
Amortization of product related intangible assets	16,535	12,699	30.2
Total cost of net revenues	86,343	59,977	44.0
Gross margin	503,152	430,911	16.8
Operating expenses:
Research and development	103,622	90,548	14.4
Sales, marketing and services	248,457	205,544	20.9
General and administrative	59,856	50,403	18.8
Amortization of other intangible assets	10,467	3,509	198.3
Restructuring	—	24	*
Total operating expenses	422,402	350,028	20.7
Income from operations	80,750	80,883	(0.2)
Interest income	3,078	3,939	(21.9)
Other income, net	722	3,633	(80.1)
Income before income taxes	84,550	88,455	(4.4)
Income taxes	16,283	15,108	7.8
Consolidated net income	68,267	73,347	(6.9)
Less: Net loss attributable to non-controlling interest	—	156	*
Net income attributable to Citrix Systems, Inc.	$68,267	$73,503	(7.1)%

*	not meaningful
Revenues
Net revenues of our Enterprise division include the following categories: Product and licenses, License updates and maintenance and Professional services.
Product and licenses primarily represents fees related to the licensing of the following major products:

•	Our Desktop Solutions, comprised primarily of our desktop virtualization product, XenDesktop, and our application virtualization product, XenApp; and

•
Our Datacenter and Cloud Solutions, comprised primarily of our cloud networking products, which include NetScaler, Branch Repeater and Access Gateway, and our Cloud platform products, which include XenServer, CloudStack and CloudPortal.

In addition, we offer incentive programs to our VADs and VARs to stimulate demand for our products. Product and license revenues associated with these programs are partially offset by these incentives to our VADs and VARs.
Our Online Services division’s revenues, which are recognized ratably over the contractual term, consist of fees related to our SaaS products including:

•	Our web collaboration products, which primarily include our GoToMeeting, GoToWebinar, Hi-Def Audio and GoToTraining products;

•	Our connectivity product, GoToMyPC;

•	Our remote IT support products, which primarily include GoToAssist; and

•	Our data sharing products, which primarily include our ShareFile products.
License updates and maintenance consists of:

•
Our Subscription Advantage program, an annual renewable program that provides subscribers with automatic delivery of unspecified software upgrades, enhancements and maintenance releases when and if they become available during the term of the subscription, for which fees are recognized ratably over the term of the contract, which is typically 12 to 24 months; and

•	Our maintenance fees, which include technical support and hardware and software maintenance, and which are recognized ratably over the contract term.
Professional services revenues are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2012
	2012	2011	vs. March 31, 2011
	(In thousands)
Product and licenses	$178,364	$150,260	$28,104
Software as a service	120,733	99,772	20,961
License updates and maintenance	264,525	221,379	43,146
Professional services	25,873	19,477	6,396
Total net revenues	$589,495	$490,888	$98,607
Product and Licenses
Product and licenses revenue increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to increased sales of our Desktop Solutions of $17.3 million, led by XenDesktop, and due to increased sales of our Datacenter and Cloud Solutions of $10.5 million, led by NetScaler. These increases in Product and licenses revenue were primarily due to the factors discussed in the Executive Summary section of the Overview above. We currently target Product and licenses revenue to increase when comparing the second quarter of 2012 to the second quarter of 2011 due to the factors discussed in the Executive Summary section of the Overview above.
Software as a service
Software as a service revenue increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to increased sales of our web collaboration products. We are currently targeting that Software as a service revenue will increase when comparing the second quarter of 2012 to the second quarter of 2011.
License Updates and Maintenance
License updates and maintenance revenue increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to an increase in sales of our Subscription Advantage product of $26.7 million, primarily driven by renewals, and an increase in maintenance revenues of $16.4 million, primarily driven by increased sales of our Datacenter and Cloud Solutions products, led by NetScaler. We are currently targeting that License updates and maintenance revenue will increase when comparing the second quarter of 2012 to the second quarter of 2011.

Professional Services
Professional services revenue increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to increases in consulting revenues related to increased implementation sales of our Enterprise division’s products. We currently target Professional services revenues to increase when comparing the second quarter of 2012 to the second quarter of 2011 consistent with the targeted increase in Product and licenses revenue described above.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance contracts for our software and hardware products. SaaS revenues from annual service agreements for our online services and Professional services revenues primarily related to our consulting contracts. Deferred revenues increased approximately $23.0 million as of March 31, 2012 compared to December 31, 2011 primarily due to an increase in new sales of our Subscription Advantage product, led by XenDesktop, of $11.6 million and increased sales of our SaaS products of $7.3 million. We currently anticipate that deferred revenues will continue to increase throughout 2012.
International Revenues
International revenues (sales outside the United States) accounted for approximately 44.5% of our net revenues for the three months ended March 31, 2012 and 42.4% of our net revenues for the three months ended March 31, 2011. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Segment Revenues
Our revenues are derived from sales of Enterprise division products which include our Desktop Solutions, Datacenter and Cloud Solutions products and related professional services and from our Online Services division’s web collaboration, connectivity, remote support and data sharing products. The Enterprise division and the Online Services division constitute our two reportable segments.
An analysis of our reportable segment net revenue is presented below (in thousands):

			Increase for the
	Three Months Ended		Three Months Ended
	March 31,		March 31, 2012
	2012	2011	vs. March 31, 2011
Enterprise division	$468,762	$391,116	19.9%
Online Services division	120,733	99,772	21.0%
Net revenues	$589,495	$490,888	20.1%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.
Cost of Net Revenues

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2012
	2012	2011	vs. March 31, 2011
	(In thousands)
Cost of product and license revenues	$18,804	$14,041	$4,763
Cost of services and maintenance revenues	51,004	33,237	17,767
Amortization of product related intangible assets	16,535	12,699	3,836
Total cost of net revenues	$86,343	$59,977	$26,366
Cost of product and license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense and royalties. Cost of services and maintenance revenues consists primarily of compensation and other personnel-related costs of providing support related to hardware and software maintenance and consulting, as well as the costs related to providing our online services. Also included in Cost of net revenues is amortization of product related intangible assets.
Cost of product and license revenues increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to increased revenue of our Datacenter and Cloud products, many of which contain hardware components that have a higher cost than our other products. We currently anticipate Cost of product and license revenues will increase when comparing the second quarter of 2012 to the second quarter of 2011 consistent with the targeted increase in Product and licenses sales.

Cost of services and maintenance revenues increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 by $9.5 million consistent with the increase in sales of maintenance and consulting related to our Enterprise products and $7.3 million primarily due to an increase in sales of our web collaboration products and continuing investment in infrastructure to support the voice and video offerings in our web collaboration products. We currently anticipate Cost of services and maintenance revenues will increase when comparing the second quarter of 2012 to the second quarter of 2011 consistent with the targeted increase in Software as a service and Professional services revenues as discussed above.
Gross Margin
Gross margin as a percentage of revenue was 85.4% for the three months ended March 31, 2012 and 88.3% for the three months ended March 31, 2011. The decrease in gross margin as a percentage of net revenue is primarily due to the increase in sales of products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. When comparing the second quarter of 2012 to the second quarter of 2011, we expect a slight decline in gross margin.
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
Research and Development Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2012
	2012	2011	vs. March 31, 2011
	(In thousands)
Research and development	$103,622	$90,548	$13,074
Research and development expenses consisted primarily of personnel-related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to an $8.6 million increase in compensation and other employee-related costs primarily related to increased headcount due to strategic hiring and acquisitions and an increase in stock-based compensation expense of $5.5 million primarily related to awards assumed in conjunction with our acquisitions.

Sales, Marketing and Services Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2012
	2012	2011	vs. March 31, 2011
	(In thousands)
Sales, marketing and services	$248,457	$205,544	$42,913

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
Sales, marketing and services expenses increased during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to an increase in compensation, including variable compensation increases and employee-related costs, due to additional headcount in our sales force and technical services group, as well as from our recent acquisitions.
General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2012
	2012	2011	vs. March 31, 2011
	(In thousands)
General and administrative	$59,856	$50,403	$9,453
General and administrative expenses consisted primarily of personnel-related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a $5.2 million increase in compensation and employee-related costs due to additional headcount, primarily in IT, as well as from our acquisitions. Also contributing to the increase in general and administrative expense is a $3.0 million increase in stock-based compensation primarily related to awards assumed in conjunction with our acquisitions. In addition, included in the General and administrative expenses for the three months ended March 31, 2012 was approximately $1.1 million in professional fees primarily related to acquisition and strategic investment activity.
2012 Operating Expense Outlook
When comparing the second quarter of 2012 to the first quarter of 2012, we are targeting Operating expenses to increase in Research and development as we continue to enhance existing technologies and bring to market new technologies and in Sales, marketing and services as we continue to focus on hiring to expand our go-to-market capacity and customer touch, as well as, increasing consulting and technical support capacity. In addition, we expect General and administrative expenses will increase slightly as we continue to make investments to support our growth when comparing the second quarter of 2012 to the first quarter of 2012.
Amortization of Other Intangible Assets

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2012
	2012	2011	vs. March 31, 2011
	(In thousands)
Amortization of other intangible assets	$10,467	$3,509	$6,958
The increase in Amortization of other intangible assets when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011 was primarily due to a $5.2 million impairment related to our decision to contribute our CloudStack tradename acquired in conjunction with our acquisition of Cloud.com to the Apache Software Foundation. Also contributing to the increase in Amortization of other intangible assets when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011 is an increase in amortization related to other intangible assets acquired in conjunction with acquisitions made during 2011. For additional information regarding our acquisitions see Note 4 and for more information regarding our intangible assets see Note 8 to our condensed consolidated financial statements.

Other Income, Net

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2012
	2012	2011	vs. March 31, 2011
	(In thousands)
Other income, net	$722	$3,633	$(2,911)
Other income, net is primarily comprised of remeasurement of foreign currency transaction gains (losses) and realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary, if any, recognized gains (losses) related to investments and interest expense, which was not material for all periods presented. The decrease in Other income, net, during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is primarily due to a loss on remeasurement of our foreign currency transactions of $5.5 million, partially offset by a net gain recognized on cost method investments of $2.9 million. For more information on our cost method investments, see Note 5 to our condensed consolidated financial statements.
Income Taxes
As of March 31, 2012, our net unrecognized tax benefits totaled approximately $79.2 million. All amounts included in this balance affect the annual effective tax rate. During the quarter ended March 31, 2012, we recognized $0.1 million of expense related to interest, which is included in Income tax expense. We have approximately $1.5 million for the payment of interest and penalties accrued as of March 31, 2012.
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
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At March 31, 2012, we had approximately $84.6 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 19.3% for the three months ended March 31, 2012 and 17.1% for the three months ended March 31, 2011. The increase in the effective tax rate when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011 was primarily due to research and development tax credits not being extended in 2012, partially offset by a tax benefit related to the impairment of certain intangible assets.
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
Liquidity and Capital Resources
During the three months ended March 31, 2012, we generated operating cash flows of $243.1 million. These operating cash flows related primarily to an aggregate increase in operating assets and liabilities of $95.3 million, net of effects of our acquisitions. Also contributing to these cash inflows was net income of $68.3 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $49.5 million and stock-based compensation expense of $30.6 million and the tax effect of stock-based compensation of $13.9 million. Our investing activities used $115.1 million of cash consisting primarily of cash paid for net purchases of investments of $67.9 million. Also contributing to these cash outflows was cash paid for acquisitions of $24.0 million and the purchase of property and equipment of $23.1 million. Our financing activities used cash of $71.7 million primarily due to stock repurchases of $100.0 million. This financing cash outflow was partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $30.3 million.
During the three months ended March 31, 2011, we generated operating cash flows of $159.2 million. These operating cash flows related primarily to net income of $73.3 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $35.8 million and stock-based compensation expense of $17.9 million and the tax effect of stock-based compensation of $15.5 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $32.9 million, net of effects of our acquisitions. These cash inflows were partially offset by operating outflows related to the excess benefit from the exercise of stock options of $15.5 million. Our investing activities provided $17.9 million of cash consisting primarily of cash received for net proceeds of investments of $166.5 million. This cash inflow was partially offset by cash paid for acquisitions of $118.4 million and the purchase of property and equipment of $26.8 million. Our financing activities used $61.8 million of cash primarily from expenditures on our stock repurchases of $100.0 million, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $42.3 million.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2012. We believe that our existing cash and investments, together with cash flows expected from operations, will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.
Cash, Cash Equivalents and Investments

	March 31, 2012	December 31, 2011	2012 Compared to 2011
	(In thousands)
Cash, cash equivalents and investments	$1,608,700	$1,477,601	$131,099
The increase in Cash, cash equivalents and investments when comparing March 31, 2012 to December 31, 2011, is primarily due to cash provided by our operating activities of $243.1 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $30.3 million, partially offset by expenditures made on stock repurchases of $100.0 million, cash paid for acquisitions, net of cash acquired, of $24.0 million and purchases of property and equipment of $23.1 million. As of March 31, 2012, $697.2 million of the $1,608.7 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a weighted average credit rating of AA+/Aa1. We value these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, we classify all of our fixed income available-for-sale securities as Level 2. See Note 5 to our condensed consolidated financial statements for more information regarding our available-for-sale investments.
We measure our cash flow hedges, which are classified as prepaid expenses and other current assets and accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs).
We have invested in convertible debt securities of certain early-stage entities that are classified as available-for-sale investments. As quoted prices in active markets or other observable inputs were not available for these investments, in order to measure them at fair value, we utilized a discounted cash flow model using a discount rate reflecting the market risk inherent in holding securities of an early-stage enterprise, adjusted by the probability-weighted exit possibilities associated with the convertible debt securities. Typically the discount rate used by us in measuring the fair value of investments in convertible debt securities of certain early-stage entities is commensurate with the nature and size of these entities. This methodology required us to make assumptions that were not directly or indirectly observable regarding the fair value of the convertible debt securities; accordingly it is a Level 3 valuation and is included in the table below.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Investments
(in thousands)
Balance at December 31, 2011	$3,696
Purchases of Level 3 securities	1,252
Transfers out of Level 3	(142)
Balance at March 31, 2012	$4,806
Accounts Receivable, Net

	March 31, 2012	December 31, 2011	2012 Compared to 2011
	(In thousands)
Accounts receivable	$394,246	$488,356	$(94,110)
Allowance for returns	(1,602)	(1,361)	(241)
Allowance for doubtful accounts	(2,837)	(2,564)	(273)
Accounts receivable, net	$389,807	$484,431	$(94,624)
The decrease in Accounts receivable, net, when comparing March 31, 2012 to December 31, 2011 was primarily due to increased collections in the first quarter of 2012 on higher sales in the fourth quarter of 2011. The activity in our Allowance for returns was comprised primarily of $2.9 million of provisions for returns recorded in the three month period ended March 31, 2012, partially offset by $2.7 million in credits issued for returns during the three month period ended March 31, 2012. The activity in our Allowance for doubtful accounts was comprised primarily of $0.5 million in additional provisions for doubtful accounts during the three month period ended March 31, 2012, partially offset by $0.3 million of uncollectible accounts written off, net of recoveries during the three month period ended March 31, 2012. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.0 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At March 31, 2012, approximately $86.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
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

During the three months ended March 31, 2012, we expended approximately $100.0 million on open market purchases, repurchasing 1,378,600 shares of outstanding common stock at an average price of $72.53.
During the three months ended March 31, 2011, we expended approximately $100.0 million on open market purchases, repurchasing 1,452,100 shares of outstanding common stock at an average price of $68.83.
Shares for Tax Withholding
During the three months ended March 31, 2012, we withheld 183,050 shares from stock units that vested, totaling $14.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended March 31, 2011, we withheld 124,595 shares from stock units that vested, totaling $8.8 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays reduce our total stock repurchase authority.

Office Leases
We have operating lease obligations through 2018 related to two properties that are not utilized. At March 31, 2012, the total remaining obligation on these leases was approximately $5.1 million, of which $2.1 million was accrued as of March 31, 2012, and is reflected, as applicable, in Accrued expenses and other current liabilities and Other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates related to these vacant facilities.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2012, our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Operations, Chief Financial Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Operations, Chief Financial Officer and Treasurer and concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Operations, Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For the matters referenced below, the amount of liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters which the likelihood of material loss is at least reasonably possible, we provide disclosure of the possible loss or range of loss; however, if a reasonable estimate cannot be made, we will provide disclosure to that effect.
Due to the nature of our business, we are subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries alleging infringement by various Citrix products and services. We believe that we have meritorious defenses to the allegations made in our pending cases and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters. In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, we believe that it is not reasonably possible that the ultimate outcomes will materially and adversely affect our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 23, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.0 billion. The objective of the stock repurchase program is to improve stockholders’ returns. At March 31, 2012, approximately $86.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended March 31, 2012:

	(a) Total Number of Shares (or Units) Purchased (1)(2)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
January 1, 2012 through January 31, 2012	147,387	$65.10	147,387	$177,630
February 1, 2012 through February 29, 2012	836,381	72.44	836,381	117,695
March 1, 2012 through March 31, 2012	577,882	75.99	577,882	86,622
Total	1,561,650	$73.06	1,561,650	$86,622

(1)
Represents shares acquired in open market purchases. We expended approximately $100.0 million during the quarter ended March 31, 2012 for repurchases of our common stock. For more information see Note 12 to our condensed consolidated financial statements.

(2)	Includes 183,050 shares withheld from stock units that vested in the first quarter of 2012 to satisfy minimum tax withholding obligations that arose on the vesting of stock units.

ITEM 5.	OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that the following executive officers and directors entered into new trading plans in the first quarter of 2012 in accordance with Rule 10b5-1 and our policy governing transactions in our securities: David

Friedman (our General Counsel and Senior Vice President, Human Resources), David Henshall (our Executive Vice President, Operations, Chief Financial Officer and Treasurer), Alvaro Monserrat (our Senior Vice President, Sales and Services), J. Gordon Payne (our Senior Vice President and General Manager, Desktop and Cloud Division) and Nanci Caldwell and Murray Demo (both of whom are members of our Board of Directors). We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

10.1*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Market and Service Condition)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 7, 2012, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets

(ii) the Condensed Consolidated Statement of Income

(iii) the Condensed Consolidated Statements of Comprehensive Income

(iv) the Condensed Consolidated Statements of Cash Flows

(v) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Furnished herewith.
††
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of May 2012.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Executive Vice President, Operations, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Market and Service Condition)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 7, 2012, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets

(ii) the Condensed Consolidated Statement of Income

(iii) the Condensed Consolidated Statements of Comprehensive Income

(iv) the Condensed Consolidated Statements of Cash Flows

(v) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Furnished herewith.
††
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.