Form 10-Q
period 2012-06-30
CITRIX SYSTEMS INC
filed 2012-08-07
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2012 there were 186,965,376 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2012

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$961,840	$333,296
Short-term investments — available-for-sale	335,944	406,461
Accounts receivable, net of allowances of $4,639 and $3,925 at June 30, 2012 and December 31, 2011, respectively	404,212	484,431
Inventories, net	6,659	8,507
Prepaid expenses and other current assets	123,064	95,419
Current portion of deferred tax assets, net	43,957	44,916
Total current assets	1,875,676	1,373,030
Long-term investments — available-for-sale	410,369	737,844
Property and equipment, net	283,535	277,429
Goodwill	1,297,879	1,239,120
Other intangible assets, net	353,852	343,372
Long-term portion of deferred tax assets, net	45,059	67,479
Other assets	62,646	61,267
	$4,329,016	$4,099,541
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,709	$58,034
Accrued expenses and other current liabilities	226,152	223,136
Current portion of deferred tax liabilities, net	120	79,318
Current portion of deferred revenues	846,172	818,642
Total current liabilities	1,134,153	1,179,130
Long-term portion of deferred revenues	182,191	141,241
Long-term portion of deferred tax liabilities, net	54,721	20,247
Other liabilities	27,969	28,433
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 285,258 and 282,774 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	285	283
Additional paid-in capital	3,549,622	3,385,053
Retained earnings	2,371,744	2,211,471
Accumulated other comprehensive loss	(21,854)	(11,561)
	5,899,797	5,585,246
Less — common stock in treasury, at cost (98,535 and 96,960 shares at June 30, 2012 and December 31, 2011, respectively)	(2,969,815)	(2,854,756)
Total stockholders' equity	2,929,982	2,730,490
	$4,329,016	$4,099,541
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share information)
Revenues:
Product and licenses	$187,917	$171,326	$366,281	$321,586
Software as a service	125,510	106,479	246,243	206,251
License updates and maintenance	272,537	231,682	537,062	453,061
Professional services	29,246	21,303	55,119	40,780
Total net revenues	615,210	530,790	1,204,705	1,021,678
Cost of net revenues:
Cost of product and license revenues	20,854	18,448	39,658	32,489
Cost of services and maintenance revenues	56,404	40,843	107,408	74,080
Amortization of product related intangible assets	17,100	12,542	33,635	25,241
Total cost of net revenues	94,358	71,833	180,701	131,810
Gross margin	520,852	458,957	1,024,004	889,868
Operating expenses:
Research and development	110,028	91,374	213,650	181,922
Sales, marketing and services	262,139	211,396	510,596	416,940
General and administrative	61,299	56,660	121,155	107,063
Amortization of other intangible assets	5,194	3,937	15,661	7,446
Restructuring	—	—	—	24
Total operating expenses	438,660	363,367	861,062	713,395
Income from operations	82,192	95,590	162,942	176,473
Interest income	2,828	3,727	5,906	7,666
Other income, net	525	1,361	1,247	4,994
Income before income taxes	85,545	100,678	170,095	189,133
Income tax (benefit) expense	(6,461)	19,270	9,822	34,378
Consolidated net income	92,006	81,408	160,273	154,755
Less: Net loss attributable to non-controlling interest	—	536	—	692
Net income attributable to Citrix Systems, Inc.	$92,006	$81,944	$160,273	$155,447
Net income per share attributable to Citrix Systems, Inc. stockholders:
Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$0.49	$0.44	$0.86	$0.83
Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$0.49	$0.43	$0.85	$0.81
Weighted average shares outstanding:
Basic	186,372	187,691	186,052	187,810
Diluted	189,279	191,412	189,082	191,636
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Consolidated net income	$92,006	$81,408	$160,273	$154,755
Other comprehensive income:
Change in foreign currency translation adjustment	(11,802)	1,940	(9,850)	7,373
Available for sale securities:
Change in net unrealized gains	1,023	1,460	2,457	1,611
Less: reclassification adjustment for net (gains) losses included in net income	(3,055)	165	(2,862)	655
Net change (net of tax effect)	(2,032)	1,625	(405)	2,266
Cash flow hedges:
Change in unrealized gains	(4,378)	(6,454)	(2,344)	(4,237)
Less: reclassification adjustment for net losses included in net income	779	4,874	2,306	5,494
Net change (net of tax effect)	(3,599)	(1,580)	(38)	1,257
Other comprehensive (loss) income	(17,433)	1,985	(10,293)	10,896
Comprehensive income	74,573	83,393	149,980	165,651
Less: Comprehensive loss attributable to non-controlling interest	—	536	—	692
Comprehensive income attributable to Citrix Systems, Inc.	$74,573	$83,929	$149,980	$166,343
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Operating Activities
Net income	$160,273	$154,755
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	49,296	32,687
Depreciation and amortization of property and equipment	46,049	40,018
Stock-based compensation expense	68,819	38,637
(Gain) loss on investments	(6,885)	655
Provision for doubtful accounts	386	(669)
Provision for product returns	6,437	2,222
Provision for inventory reserves	903	1,171
Tax effect of stock-based compensation	23,078	37,247
Excess tax benefit from exercise of stock options	(23,979)	(37,269)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	186	(2,347)
Other non-cash items	548	1,193
Total adjustments to reconcile net income to net cash provided by operating activities	164,838	113,545
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	70,899	44,405
Inventories	945	(1,522)
Prepaid expenses and other current assets	(31,758)	(18,469)
Other assets	(814)	497
Deferred tax assets, net	14,920	(13,036)
Accounts payable	3,155	(8,938)
Accrued expenses and other current liabilities	5,008	(28,082)
Deferred revenues	68,480	43,288
Deferred tax liabilities, net	(44,724)	25,093
Other liabilities	(408)	9,989
Total changes in operating assets and liabilities, net of the effects of acquisitions	85,703	53,225
Net cash provided by operating activities	410,814	321,525
Investing Activities
Purchases of available-for-sale investments	(550,002)	(684,332)
Proceeds from sales of available-for-sale investments	702,711	395,709
Proceeds from maturities of available-for-sale investments	245,133	312,007
Purchases of property and equipment	(51,247)	(59,456)
Proceeds from the sales of cost method investments	6,475	—
Purchases of cost method investments	(2,547)	(8,222)
Cash paid for acquisitions, net of cash acquired	(82,378)	(118,440)
Cash paid for licensing agreements and product related intangible assets	(12,000)	(7,487)
Net cash provided by (used in) investing activities	256,145	(170,221)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	61,489	85,126
Repayment of acquired debt	(7,737)	(10,926)
Excess tax benefit from exercise of stock options	23,979	37,269
Purchase of non-controlling interest	—	(17,207)
Stock repurchases, net	(99,996)	(199,915)
Cash paid for tax withholding on vested stock awards	(15,062)	(12,052)
Other	1,050	(3,000)
Net cash used in financing activities	(36,277)	(120,705)
Effect of exchange rate changes on cash and cash equivalents	(2,138)	4,055
Change in cash and cash equivalents	628,544	34,654
Cash and cash equivalents at beginning of period	333,296	396,162
Cash and cash equivalents at end of period	$961,840	$430,816
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
Reclassifications
During the first quarter of 2012, the Company performed a review of the historical manner of presentation of certain of its revenue categories and adopted a revised presentation, which the Company believes is more comparable to those presented by other companies in the industry and better reflects the Company's evolving product and service offerings. As a result, technical support, hardware maintenance and software updates revenues, which were previously presented in Technical services and License updates are classified together as License updates and maintenance. A corresponding change was made to rename Cost of services revenues to Cost of services and maintenance revenues; however, there was no change in classification. Product training and certification and consulting services, which were previously presented in Technical services, are classified together as Professional services. Product licenses has been renamed to Product and licenses to more appropriately describe its composition of both software and hardware, however, there was no change in classification. The composition and classification of Software as a service remained unchanged. This change in manner of presentation will not affect the Company's total net revenues, total cost of net revenues or gross margin. Conforming changes have been made for all periods presented, as follows (in thousands):

		Three Months Ended June 30, 2011
As Previously Reported		Amount Reclassified	As Reported Herein
Revenues:			Revenues:
License updates	$183,875	$47,807	License updates and maintenance (2)	$231,682
Technical services (1)	69,110	(47,807)	Professional services (3)	21,303
Total	$252,985	$—	Total	$252,985

		Six Months Ended June 30, 2011
As Previously Reported		Amount Reclassified	As Reported Herein
Revenues:			Revenues:
License updates	$361,751	$91,310	License updates and maintenance (2)	$453,061
Technical services (1)	132,090	(91,310)	Professional services (3)	40,780
Total	$493,841	$—	Total	$493,841

(1)	Technical services revenue was comprised of hardware maintenance, consulting services, product training and certification and technical support.

(2)	License updates and maintenance is comprised of license updates, hardware and software maintenance and technical support.

(3)	Professional services is comprised of consulting services and product training and certification.
Additionally, during the first quarter of 2012, the Company revised its methodology for allocating certain information technology ("IT") support costs to more closely align these costs to the employees directly utilizing the related assets and services and to reflect how management assesses the cost of headcount. As a result, certain IT support costs have been reclassified from General and administrative expenses to Cost of services and maintenance revenues, Research and development expenses and Sales, marketing and services expenses based on the headcount in each of these functional areas. This change in presentation will not affect the Company's income from operations or cash flows. Conforming changes have been made for all prior periods presented, as follows (in thousands):

		Three Months Ended June 30, 2011
As Previously Reported		Amount Reclassified	As Reported Herein
Cost of services revenues	$37,906	$2,937	Cost of services and maintenance revenues	$40,843
Research and development	83,312	8,062	Research and development	91,374
Sales, marketing and services	199,359	12,037	Sales, marketing and services	211,396
General and administrative	79,696	(23,036)	General and administrative	56,660
Total	$400,273	$—	Total	$400,273

		Six Months Ended June 30, 2011
As Previously Reported		Amount Reclassified	As Reported Herein
Cost of services revenues	$68,572	$5,508	Cost of services and maintenance revenues	$74,080
Research and development	166,030	15,892	Research and development	181,922
Sales, marketing and services	393,602	23,338	Sales, marketing and services	416,940
General and administrative	151,801	(44,738)	General and administrative	107,063
Total	$780,005	$—	Total	$780,005
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
Investments
Short-term and long-term investments at June 30, 2012 and December 31, 2011 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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

Inventory
Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories as of June 30, 2012 and December 31, 2011, primarily consist of finished goods.
Revenue Recognition
Net revenues include the following categories: Product and licenses, Software as a service, License updates and maintenance and Professional services. Product and license revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements, partner incentive programs and provisions for returns. Shipping charges billed to customers are included in Product and license revenue and the related shipping costs are included in Cost of product and license revenue. Software as a service ("SaaS") revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term, which is typically 12 months. In addition, Software as a service revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. License updates and maintenance revenues consist of fees related to the Subscription Advantage program and maintenance fees, which include technical support and hardware and software maintenance. The Company licenses many of its virtualization products bundled with a one year contract for its Subscription Advantage program. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Subscription Advantage and maintenance fees are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third-party commissions related to Subscription Advantage renewals. The capitalized commissions are amortized to Sales, marketing and services expense at the time the related deferred revenue is recognized as revenue. Hardware and software maintenance and support contracts are typically sold separately. Professional services revenues are comprised of fees from consulting services related to the implementation of the Company’s products and fees from product training and certification, which are recognized as the services are provided.
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

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. Allowances for estimated product returns amounted to approximately $2.1 million and $1.4 million at June 30, 2012 and December 31, 2011, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries in its Enterprise division is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. The functional currency of the Company’s wholly-owned foreign subsidiaries of its Online Services division is the currency of the country in which each subsidiary is located. The Company translates assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date. The Company includes accumulated net translation adjustments in equity as a component of Accumulated other comprehensive loss. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. See Note 9 for information on the Company's Enterprise and Online Services divisions.
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
The following table sets forth the computation of basic and diluted net income per share attributable to Citrix Systems, Inc. stockholders (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Citrix Systems, Inc. stockholders	$92,006	$81,944	$160,273	$155,447
Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	186,372	187,691	186,052	187,810
Effect of dilutive employee stock awards	2,907	3,721	3,030	3,826
Denominator for diluted earnings per share — weighted-average shares outstanding	189,279	191,412	189,082	191,636
Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$0.49	$0.44	$0.86	$0.83
Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$0.49	$0.43	$0.85	$0.81
Anti-dilutive weighted-average shares	3,326	1,706	4,103	1,290

4. ACQUISITIONS
2012 Acquisitions
Podio
In April 2012, the Company acquired all of the issued and outstanding securities of Podio ApS (“Podio”), a privately-held provider of a cloud-based collaborative work platform. Podio became part of the Company's Online Services division and expands the Company's offerings of integrated cloud-based support for team-based collaboration. The total consideration for this transaction was approximately $43.6 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.5 million, all of which the Company expensed during the six months ended June 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. There were no transactions costs associated with the acquisition during the three months ended June 30, 2012. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 127,668 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
2012 Other Acquisitions
During the first quarter of 2012, the Company acquired all of the issued and outstanding securities of a privately-held company for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. This target's business became part of the Company’s Enterprise division. Transaction costs associated with the acquisition were approximately $0.5 million, of which the Company expensed $0.4 million during the six months ended June 30, 2012, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. There were no transactions costs associated with the acquisition during the three months ended June 30, 2012. In addition, in connection with this acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of the Company's common stock and assumed certain stock options which are exercisable for 12,017 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
During the second quarter of 2012, the Company acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $15.4 million, net of $0.2 million of cash acquired. The targets' businesses became part of the Company's Enterprise division. Transaction costs associated with the acquisitions were approximately $0.4 million, of which the Company expensed $0.2 million and $0.4 million during the three and six months ended June 30, 2012, respectively, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisitions, the Company assumed non-vested stock units which were converted into the right to receive up to 66,459 shares of the Company's common stock, for which the vesting period reset fully upon the closing of each respective transaction.
The three acquisitions discussed in this section will collectively be referred to herein as the "2012 Other Acquisitions".
Purchase Accounting for the Acquisitions in 2012
The purchase prices for the companies acquired in the first six months of 2012, which include Podio and the 2012 Other Acquisitions (collectively, the "2012 Acquisitions"), were allocated to the respective acquired company's net tangible and intangible assets based on their estimated fair values as of the date of the acquisition. The allocations of the total purchase prices are summarized below (in thousands):

	Podio		2012 Other Acquisitions
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$1,906		$1,801
Other assets	33		75
Property and equipment	—		209	Various
Intangible assets	24,600	4-5 years	25,403	3-5 years
Goodwill	25,503	Indefinite	42,326	Indefinite
Assets acquired	52,042		69,814
Current liabilities assumed	(609)		(6,946)
Long-term liabilities assumed	—		(7,760)
Deferred tax liabilities, non-current	(6,150)		(10,031)
Net assets acquired	$45,283		$45,077

Current assets acquired in connection with the 2012 Acquisitions consisted primarily of cash and accounts receivable. Current liabilities assumed in connection with the 2012 Acquisitions consisted primarily of short-term payables and other accrued expenses. Long-term liabilities assumed in connection with the 2012 Acquisitions consisted of other long-term liabilities and long-term debt which was paid in full subsequent to the respective acquisition date. The Company continues to evaluate certain income tax assets and liabilities related to the 2012 Acquisitions. Goodwill related to the Podio acquisition was assigned to the Company's Online Services division and the goodwill related to the 2012 Other Acquisitions was assigned to the Company's Enterprise division. The goodwill related to the 2012 Acquisitions is not deductible for tax purposes. See Note 9 for segment information. The goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.
Revenues from Podio are included in the Company's Online Services division's revenue. Revenues from the 2012 Other Acquisitions are included in the Company's Enterprise division's revenue. The Company has included the effect of the 2012 Acquisitions in its results of operations prospectively from the date of each acquisition. The effect of the 2012 Acquisitions was not material to the Company's consolidated results for the periods presented, accordingly, pro forma financial disclosures have not been presented.
Identifiable intangible assets acquired in connection with the 2012 Acquisitions (in thousands) and their weighted-average lives are as follows:

	Podio	Asset Life	2012 Other Acquisitions	Asset Life
Customer relationships	$3,900	4.0 years	$2,100	3.0 years
Core and product technologies	20,700	5.0 years	23,303	4.5 years
Total	$24,600		$25,403
2011 Acquisitions
Netviewer AG
In February 2011, the Company acquired all of the issued and outstanding securities of Netviewer AG (the “Netviewer Acquisition” or “Netviewer”), a privately-held European SaaS vendor in collaboration and IT services. Netviewer became part of the Company’s Online Services division and the acquisition enables the extension of its Online Services business in Europe. The total consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $3.1 million, of which the Company expensed $0.4 million and $0.8 million during the three and six months ended June 30, 2011, respectively, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company recorded approximately $98.7 million of goodwill, which is not deductible for tax purposes, and acquired $28.8 million of identifiable intangible assets, of which $3.2 million is related to product related intangible assets and $25.6 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units, which were converted into the right to receive up to 99,100 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
Cloud.com
In July 2011, the Company acquired all of the issued and outstanding securities of Cloud.com, Inc. (the "Cloud.com Acquisition" or "Cloud.com"), a privately-held provider of software infrastructure platforms for cloud providers. Cloud.com became part of the Company’s Enterprise division and the acquisition further establishes the Company as a leader in infrastructure for the growing cloud provider market. The total consideration for this transaction was approximately $158.8 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.9 million, of which the Company expensed $0.6 million during the three and six months ended June 30, 2011 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company recorded approximately $100.6 million of goodwill, which is not deductible for tax purposes, and acquired $89.0 million of identifiable intangible assets, of which $58.0 million is related to product related intangible assets and $31.0 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 288,742 shares of the Company's common stock and assumed certain stock options which are exercisable for 183,780 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.

ShareFile
In October 2011, the Company acquired all of the issued and outstanding securities of Novel Labs, Inc. (d/b/a “ShareFile”), a privately-held provider of secure data sharing and collaboration solutions. ShareFile initially became part of the Company's Enterprise division, and in the first quarter of 2012 it was transferred to the Company's Online Services division. The total consideration for this transaction was approximately $54.0 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.7 million. The Company recorded approximately $49.4 million of goodwill, which is not deductible for tax purposes, and acquired $28.2 million of identifiable intangible assets, of which $16.0 million is related to product related intangible assets and $12.2 million is related to other intangible assets. There were no transaction costs associated with the acquisition during the three and six months ended June 30, 2011. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 180,697 shares of the Company's common stock and assumed certain stock options which are exercisable for 390,775 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
App-DNA
In November 2011, the Company acquired all of the issued and outstanding securities of App-DNA, a privately-held company that specializes in application migration and management. App-DNA became part of the Company's Enterprise division. The total consideration for this transaction was approximately $91.3 million, net of $3.2 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $1.3 million. The Company recorded approximately $58.2 million of goodwill, which is not deductible for tax purposes, and acquired $44.8 million of identifiable intangible assets, of which $36.7 million is related to product related intangible assets and $8.1 million is related to other intangible assets. There were no transaction costs associated with the acquisition during the three and six months ended June 30, 2011. In addition, in connection with the acquisition, the Company assumed non-vested stock units, which were converted into the right to receive up to 114,487 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
2011 Other Acquisitions
During the first quarter of 2011, the Company acquired certain assets of a wholly-owned subsidiary of a privately-held company (the "2011 Other Acquisition") for total cash consideration of approximately $10.5 million. The Company accounted for this acquisition as a business combination in accordance with the authoritative guidance and it became part of the Company’s Enterprise division, thereby expanding the Company’s solutions portfolio for service providers and developing integrations with the Company’s cloud application delivery solutions.
In August 2011, the Company acquired all of the issued and outstanding securities of RingCube Technologies, Inc. (the "RingCube Acquisition" or "RingCube"), a privately-held company that specializes in user personalization technology for virtual desktops. RingCube became part of the Company’s Enterprise division and the acquisition further solidifies the Company's position in desktop virtualization. The total consideration for this transaction was approximately $32.2 million, net of $0.5 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which the Company expensed $0.1 million during the three and six months ended June 30, 2011 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the RingCube acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 58,439 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
In connection with the 2011 Other Acquisition and the RingCube Acquisition, the Company recorded approximately $15.6 million of goodwill, which is not deductible for tax purposes, and acquired $30.6 million of identifiable intangible assets, of which $26.0 million is related to product related intangible assets and $4.6 million is related to other intangible assets.
The Company continues to evaluate certain tax assets and liabilities related to the acquisitions it completed during 2011. See Note 9 for more information regarding the Company's segments.

Purchase of Non-Controlling Interest
Kaviza Inc.
The Company presents non-controlling interests of less-than-wholly-owned subsidiaries within the equity section of its condensed consolidated financial statements in accordance with the authoritative guidance for the presentation and disclosure of non-controlling interests of consolidated subsidiaries. In May 2011, the Company acquired all of the non-controlling interest of Kaviza Inc. (“Kaviza”), a provider of virtual desktop infrastructure solutions, for $17.2 million. As a result of this transaction, the Company has obtained a 100% interest in this subsidiary. In accordance with the authoritative guidance, the excess of the proceeds paid over the carrying amount of the non-controlling interest of Kaviza has been reflected as a reduction of additional paid-in capital. In addition, in connection with the purchase of the non-controlling interest of Kaviza, the Company assumed non-vested stock units which were converted into the right to receive up to 88,687 shares of the Company's common stock and assumed certain stock options which are exercisable for 33,301 shares of the Company's common stock, which were assumed with existing vesting schedules.
Subsequent Events
In July 2012, the Company acquired all of the issued and outstanding securities of Bytemobile, Inc. (“Bytemobile”), a privately-held provider of data and video optimization solutions for mobile network operators. Bytemobile will become part of the Company's Enterprise division and expands the Company's business into the mobile telecommunications space. The total preliminary consideration for this transaction was approximately $401.7 million, net of $4.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.2 million, all of which the Company expensed during the three and six months ended June 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	June 30, 2012				December 31, 2011
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$344,601	$2,495	$(55)	$347,041	$641,997	$4,506	$(279)	$646,224
Corporate securities	362,712	648	(209)	363,151	392,365	618	(1,190)	391,793
Municipal securities	29,112	20	(5)	29,127	80,004	57	(35)	80,026
Government securities	6,875	119	—	6,994	26,056	206	—	26,262
Total	$743,300	$3,282	$(269)	$746,313	$1,140,422	$5,387	$(1,504)	$1,144,305
The change in net unrealized gains (losses) on available-for-sale securities recorded in Other comprehensive (loss) income includes unrealized gains (losses) that arose from changes in market value of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales, as well as prepayments of available-for-sale investments purchased at a premium. This reclassification has no effect on total comprehensive income or equity and was immaterial for all periods presented.
For the three and six months ended June 30, 2012, the Company received proceeds from sales of available-for-sale investments of $598.5 million and $702.7 million, respectively, and for the three and six months ended June 30, 2011, it received proceeds from the sales of available-for-sale investments of $215.3 million and $395.7 million, respectively. For the three and six months ended June 30, 2012, the Company had realized gains on the sales of available-for-sale investments of $3.5 million. For the three and six months ended June 30, 2012, the Company had realized losses on available-for-sale investments of $0.4 million and $0.6 million, respectively, primarily related to prepayments at par of securities purchased at a premium. For the three and six months ended June 30, 2011, the Company had realized gains on the sales of available-for-sale investments of $0.3 million and $0.4 million, respectively. For the three and six months ended June 30, 2011, the Company had realized losses on available-for-sale investments of $0.4 million and $1.1 million, respectively, primarily related to prepayments at par of securities purchased at a premium. All realized gains and losses related to the sales of available-for-sale investments are included in other income, net, in the accompanying condensed consolidated statements of income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30,

2012 were approximately five months and six years, respectively.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $0.3 million and $1.5 million as of June 30, 2012 and December 31, 2011, respectively. The decrease in gross unrealized losses when comparing June 30, 2012 to December 31, 2011 was primarily due to changes in interest rates. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $28.4 million and $32.2 million as of June 30, 2012 and December 31, 2011, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Money market funds	$710,136	$710,136	$—	$—
Corporate securities	37,739	—	37,739	—
Agency securities	500	—	500	—
Municipal securities	7,200	—	7,200	—
Cash	206,265	206,265	—	—
Available-for-sale securities:
Agency securities	347,041	—	347,041	—
Corporate securities	363,151	—	359,229	3,922
Municipal securities	29,127	—	29,127	—
Government securities	6,994	—	6,994	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,955	—	1,955	—
Total assets	$1,710,108	$916,401	$789,785	$3,922
Accrued expenses and other current liabilities:
Foreign currency derivatives	7,706	—	7,706	—
Total liabilities	$7,706	$—	$7,706	$—
The Company’s fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a weighted average credit rating of AA/Aa2. The Company values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, and accordingly, the Company classifies all of its fixed income available-for-sale securities as Level 2.
The Company measures its cash flow hedges, which are classified as Prepaid expenses and other current assets and Accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs).
The Company has invested in convertible debt securities of certain early-stage entities that are classified as available-for-sale investments. As quoted prices in active markets or other observable inputs were not available for these investments, in order to measure them at fair value, the Company utilized a discounted cash flow model using a discount rate reflecting the market risk inherent in holding securities of an early-stage enterprise, adjusted by the probability-weighted exit possibilities associated with the convertible debt securities. Typically the discount rate used by the Company in measuring the fair value of investments in convertible debt securities of certain early-stage entities is commensurate with the nature and size of these entities. This methodology required the Company to make assumptions that were not directly or indirectly observable regarding the fair value of the convertible debt securities; accordingly it is a Level 3 valuation and is included in the table below. See Note 5 for more information regarding the Company’s available-for-sale investments.
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Investments
(in thousands)
Balance at December 31, 2011	$3,696
Purchases of Level 3 securities	2,367
Transfers out of Level 3	(2,141)
Balance at June 30, 2012	$3,922

Transfers out of Level 3 relate to certain of the Company's investments in convertible debt securities of early-stage entities that were classified as available-for-sale investments to cost method investments upon conversion to equity ownership, which are included in Other assets in the accompanying condensed consolidated balance sheets.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2012, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its Amended and Restated 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan and Second Amended and Restated 1995 Non-Employee Director Stock Option Plan.
Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 48,600,000 shares of common stock of which 5,500,000 shares were authorized by the Company's Board of Directors in February 2012 and subsequently approved by its stockholders in May 2012. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. All stock-based awards, other than certain long-term incentive awards discussed below, are exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of June 30, 2012, there were 32,025,718 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 19,302,687 additional stock-based awards.
Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of June 30, 2012, 2,395,553 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $0.9 million and $1.9 million for the three and six months ended June 30, 2012, respectively.

Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Income Statement Classifications	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of services and maintenance revenues	$507	$396	$957	$664
Research and development	14,055	6,181	25,199	11,866
Sales, marketing and services	13,307	7,152	23,277	13,184
General and administrative	10,393	7,024	19,386	12,923
Total	$38,262	$20,753	$68,819	$38,637
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
The weighted average fair value of stock options granted during the three months ended June 30, 2012 was $27.57. The total intrinsic value of options exercised during the three and six months ended June 30, 2012 was $38.0 million and $77.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of June 30, 2012, there was $92.6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.93 years.
The assumptions used to value option grants under the 2005 Plan are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Expected volatility factor	0.41	0.38	0.38 - 0.41	0.38 - 0.39
Approximate risk free interest rate	0.68%	1.03%	0.65% - 0.68%	1.03% - 1.10%
Expected term (in years)	3.91	3.27	3.91	3.27
Expected dividend yield	0%	0%	0%	0%

Non-vested Stock Units
Performance Stock Units
The Company may award senior level employees non-vested performance stock units granted under the 2005 Plan. For 2011, as in prior years, the number of non-vested stock units underlying each award was determined following completion of the one year performance period applicable to the award and was based on achievement of a specific corporate financial performance goal determined at the time of the award. If the performance goal was less than 90% attained, then no non-vested stock units would have been issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued was based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the award agreement. The Company was required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that were ultimately to be awarded in order to recognize compensation expense over the vesting period. Upon attainment of the performance goal, the non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals were not met, no compensation cost would have been recognized in that period and any previously recognized compensation cost would have been reversed. For awards of non-vested performance stock units made in 2011, the performance goal was achieved within the range of the graduated slope and there was no material adjustment to compensation cost related to non-vested stock units granted to executives. The Company did not grant any non-vested performance stock units during the first half of 2012, and no performance periods are currently open for non-vested performance stock units.
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

Service Based Stock Units
The Company also awards senior level and certain other employees non-vested stock units granted under the 2005 Plan that vest based on service. The majority of these non-vested stock unit awards vest 33.33% on each anniversary subsequent to the date of the award. The remaining awards vest 100% on the third anniversary of the grant date. Each non-vested stock unit, upon vesting, will represent the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These awards vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company's common stock.
Unrecognized Compensation Related to Stock Units
As of June 30, 2012, the number of non-vested stock units outstanding, including performance awards, market and service condition awards and service-based awards, including awards assumed in connection with acquisitions, was 3,572,163 and there was $224.1 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.44 years. See Note 4 for more information regarding the Company's acquisitions.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill as a result of the annual impairment test analysis completed during the fourth quarter of 2011. There were no indicators of impairment during the three and six months ended June 30, 2012. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the six months ended June 30, 2012 (in thousands):

	Balance at January 1, 2012	Additions		Other		Balance at June 30, 2012
Enterprise division	$956,504	$42,326		$(52,691)	(2)	$946,139
Online Services division	282,616	25,503		43,621	(2)	351,740
Consolidated	$1,239,120	$67,829	(1)	$(9,070)		$1,297,879

(1)	Amount primarily relates to acquisitions. See Note 4 for more information regarding the Company’s acquisitions.

(2)
Amount primarily relates to reclassification of goodwill between segments. In the first quarter of 2012, the Company transferred the business acquired in its acquisition of ShareFile from its Enterprise division to its Online Services division. Also included in the Online Services division is foreign currency translation. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.

Intangible Assets
The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. Intangible assets consist of the following (in thousands):

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$513,669	$297,867	$472,582	$268,332
Other	286,960	148,910	274,816	135,694
Total	$800,629	$446,777	$747,398	$404,026

Amortization of product related intangible assets, which consists primarily of product related technologies and patents, was $17.1 million and $12.5 million for the three months ended June 30, 2012 and 2011, respectively, and $33.6 million and $25.2 million for the six months ended June 30, 2012 and 2011, respectively, and is classified as a component of Cost of net revenues on the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $5.2 million and $3.9 million for the three months ended June 30, 2012 and 2011, respectively, and $15.7 million and $7.4 million for the six months ended June 30, 2012 and 2011, respectively, and is classified as a component of Operating expenses on the accompanying condensed consolidated statements of income. The Company monitors its intangible assets for indicators of impairment. If the Company determines that an impairment has occurred, it will write-down the intangible asset to its fair value. For the six months ended June 30, 2012, Amortization of other intangible assets includes a $5.2 million impairment related to the Company's decision to contribute its CloudStack tradename acquired in conjunction with its acquisition of Cloud.com to the Apache Software Foundation. As a result, the carrying value of the CloudStack tradename was written down to zero. See Note 4 for more information regarding the Company's acquisitions.
Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2012	$113,652
2013	124,339
2014	117,944
2015	96,312
2016	74,663
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
The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise division products and Online Services division products. Segment profit for each segment includes certain research and development, sales, marketing and services and general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, amortization of product related intangible assets, amortization of other intangible assets, net interest and other income, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies. In the first quarter of 2012, the Company transferred the business acquired in its acquisition of ShareFile from its Enterprise division to its Online Services division.

Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues:
Enterprise division	$489,700	$424,311	$958,462	$815,427
Online Services division	125,510	106,479	246,243	206,251
Consolidated	$615,210	$530,790	$1,204,705	$1,021,678
Segment profit:
Enterprise division	$123,776	$116,619	$240,949	$217,068
Online Services division	18,972	16,203	40,108	30,753
Unallocated expenses (1):
Amortization of intangible assets	(22,294)	(16,479)	(49,296)	(32,687)
Restructuring	—	—	—	(24)
Net interest and other income	3,353	5,088	7,153	12,660
Stock-based compensation	(38,262)	(20,753)	(68,819)	(38,637)
Consolidated income before income taxes	$85,545	$100,678	$170,095	$189,133

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.
Revenues by Product Grouping
Revenues by product grouping for the Company’s Enterprise division and Online Services division were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues:
Enterprise division
Desktop Solutions revenues(1)	$343,151	$304,652	$681,271	$593,768
Datacenter and Cloud Solutions revenues(2)	112,149	93,259	211,822	170,926
Professional services(3)	29,246	21,303	55,119	40,780
Other	5,154	5,097	10,250	9,953
Total Enterprise division revenues	489,700	424,311	958,462	815,427
Online Services division revenues	125,510	106,479	246,243	206,251
Total net revenues	$615,210	$530,790	$1,204,705	$1,021,678

(1)
Desktop Solutions revenues are primarily comprised of sales from the Company’s desktop virtualization product, XenDesktop, and the Company’s application virtualization product, XenApp, and related license updates and technical support.

(2)
Datacenter and Cloud Solutions revenues are primarily comprised of sales from the Company’s cloud networking products, which include NetScaler, Branch Repeater and Access Gateway, and the Company’s CloudPlatform products which include XenServer, CloudPlatform (formerly CloudStack) and CloudPortal Business Manager (formerly CloudPortal) and related license updates and maintenance.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification.

Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenues:
Enterprise division
Americas	$259,769	$235,003	$512,252	$452,475
EMEA	163,976	135,949	324,047	269,322
Asia-Pacific	65,955	53,359	122,163	93,630
Total Enterprise division revenues	489,700	424,311	958,462	815,427
Online Services division
Americas	106,784	90,660	210,011	178,950
EMEA	15,578	13,434	30,033	22,721
Asia-Pacific	3,148	2,385	6,199	4,580
Total Online Services division revenues	125,510	106,479	246,243	206,251
Total net revenues	$615,210	$530,790	$1,204,705	$1,021,678

10. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of June 30, 2012, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $5.2 million at June 30, 2012 and December 31, 2011, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The net unrealized loss as of June 30, 2012 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,532	Prepaid expenses and other current assets	$2,762	Accrued expenses and other current liabilities	$7,041	Accrued expenses and other current liabilities	$8,252

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$423	Prepaid expenses and other current assets	$69	Accrued expenses and other current liabilities	$665	Accrued expenses and other current liabilities	$202

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2012	2011		2012	2011
Foreign currency forward contracts	$(3,599)	$(1,580)	Operating expenses	$(779)	$(4,874)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2012	2011		2012	2011
Foreign currency forward contracts	$(38)	$1,257	Operating expenses	$(2,306)	$(5,494)

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2012	2011
Foreign currency forward contracts	Other income, net	$(1,163)	$548

	For the Six Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2012	2011
Foreign currency forward contracts	Other income, net	$(1,339)	$1,414

Outstanding Foreign Currency Forward Contracts
As of June 30, 2012, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 16,513
British pounds sterling	GBP 32,481
Canadian dollars	CAD 5,238
Chinese renminbi	CNY 5,798
Euro	EUR 26,464
Hong Kong dollars	HKD 56,583
Indian rupees	INR 40,146
Japanese yen	JPY 278,299
Singapore dollars	SGD 9,316
Swiss francs	CHF 14,092
11. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $37.6 million and $79.2 million as of June 30, 2012 and December 31, 2011, respectively. The decrease in the net unrecognized tax benefits when comparing June 30, 2012 to December 31, 2011 was primarily due to the closure of IRS examinations for the tax years 2004 through 2008. In addition, certain deferred tax liabilities were reclassified from short-term to long-term as currently pending matters have been closed with the IRS. All amounts included in the balance at June 30, 2012 for tax positions would affect the annual effective tax rate. The Company has accrued approximately $0.5 million for the payment of interest and penalties as of June 30, 2012.
The Company and one or more of its subsidiaries is subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2008.
In June 2010, the Company reached a settlement in principle with the Internal Revenue Service (“IRS”) regarding certain previously disclosed income tax deficiencies asserted in a Revenue Agent’s Report (the “RAR”), the terms of which were approved in June 2012 (the "Final Approval"). Under the terms of the settlement, the Company agreed to an assessment of income tax deficiencies in full settlement of all open claims under the RAR and resolved with finality for future years all of the transfer pricing issues raised in the RAR. Based on this, the Company incurred a charge of $13.1 million in 2010 in accordance with the authoritative guidance. In connection with the Final Approval, the Company finalized the tax deficiency calculations and formally closed all of its open issues with the IRS relating to the 2004 and 2005 tax years. Because there were no changes from the agreement reached in 2010, there were no additional amounts included in income tax (benefit) expense during the second quarter of 2012.
Also, in June 2012, the Company closed its IRS examination for the 2006 through 2008 tax years. The Company recognized a net tax benefit of $24.2 million in the second quarter of 2012 related to the closing of tax audits with the IRS for the 2006 through 2008 tax years, the impact of the closure on subsequent years and the reduction of the Company's uncertain tax positions for the closed tax years.
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
The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At June 30, 2012, the Company had approximately $71.8 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately (7.6)% and 19.1% for the three months ended June 30, 2012 and 2011, respectively, and 5.8% and 18.2% for the six months ended June 30, 2012 and 2011, respectively. The decrease in the effective tax rate when comparing the three and six months ended June 30, 2012 to the three and six months ended June 30, 2011 was primarily due to the impact of the IRS settlement for the tax years 2006 through 2008.
The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States.
12. TREASURY STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $3.4 billion, of which $400.0 million was approved in July 2012. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2012, approximately $86.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
The Company is authorized to make open market purchases of its common stock using general corporate funds. Additionally, from time to time, the Company may enter into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the term of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions. As of June 30, 2012, the Company did not have any prepaid notional amounts outstanding under structured stock repurchase programs and it did not make any up-front payments to financial institutions related to structured stock repurchase agreements in 2012.
During the three months ended June 30, 2012, the Company did not make any open market purchases of its stock and during the six months ended June 30, 2012, the Company expended approximately $100.0 million on open market purchases, repurchasing 1,378,600 shares of outstanding common stock at an average price of $72.53.
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
Shares for Tax Withholding
During the three months ended June 30, 2012, the Company withheld 12,821 shares from stock units that vested, totaling $1.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2012, the Company withheld 195,871 shares from stock units that vested, totaling $15.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
During the three months ended June 30, 2011, the Company withheld 39,145 shares from stock units that vested, totaling $3.3 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2011, the Company withheld 163,740 shares from stock units that vested, totaling $12.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.

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
The Company has operating lease obligations through 2018 related to two properties that are not utilized. At June 30, 2012, the total remaining obligation on these leases was approximately $4.8 million, of which $2.0 million was accrued as of June 30, 2012, and is reflected, as applicable, in Accrued expenses and other current liabilities and Other liabilities in the accompanying condensed consolidated balance sheets. In calculating these accruals, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to these vacant facilities.
Legal Matters
The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. For the Other Matters referenced below, the amount of liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters in which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect.
On April 11, 2008, SSL Services, LLC (“SSL Services”) filed a suit for patent infringement against the Company in the United States District Court for the Eastern District of Texas (the “SSL Matter”). SSL Services alleged that the Company infringed U.S. Patent Nos. 6,061,796 (the `“'796 patent”) and 6,158,011 (the “'011 patent”). The Company denied infringement and asserted that the patents-in-suit were invalid. A jury trial was held on SSL Services' claims, and on June 18, 2012, the jury found that the Company does not infringe the '796 patent and found that the Company willfully infringes the '011 patent through the sale and use of certain products. The jury awarded SSL Services $10.0 million. The jury decision is subject to final approval and entry by the judge, and the final judgment may include interest and/or additional enhanced damages. The Company does not believe that any additional damages and interest would be material to the Company. The Company does not believe that any of its products infringes the '011 patent, and the Company believes that the '011 patent is invalid. In a separate action, in July 2012, the U.S. Patent and Trademark Office issued a final rejection of the asserted claims of the '011 patent on invalidity grounds, accordingly, no accrual has been made related to this matter. The Company plans to appeal the jury verdict on the '011 patent.
In addition to the SSL Matter and due to the nature of the Company's business, the Company is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries alleging infringement by various Company products and services (the "Other Matters"). The Company believes that it has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, it is unable currently to determine the ultimate outcome of these or similar matters. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, the Company believes that it is not reasonably possible that the ultimate outcomes will materially and adversely affect its business, financial position, results of operations or cash flows.
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
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, research and development, offerings of products and services, market positioning and opportunities, headcount, customer demand, distribution and sales channels, financial information and results of operations for future periods, product and price competition, strategy and growth initiatives, seasonal factors, international operations and expansion, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, the expected benefits of acquisitions, changes in domestic and foreign economic conditions and credit markets, liquidity, litigation and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2012. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
In 2011, we saw uncertainties surrounding IT spending, particularly in the European markets. In the first half of 2012, we have seen some improvement in the European markets; however we expect continued volatility in the spending environment in some Southern and Eastern European countries, especially in the public sector. In addition, we expect uneven sales demand from the U.S. in the federal government sector. This overall economic uncertainty may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition, particularly in Europe and the U.S. federal government sector. Offsetting the uneven demand in some European countries and in the U.S. federal government sector, we anticipate increased demand from the Americas and Asia-Pacific regions.
In 2012, we hope to sustain the long-term growth of our businesses around the world by: expanding our go-to-market reach, customer touch and consulting and technical support capacity; investing in product innovation, bringing new technologies to market and improving integration across our product portfolio to drive simplicity, differentiation and customer experience; and making selective and strategic acquisitions of technology, talent and/or businesses.
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
In July 2012, we acquired Bytemobile, Inc., or Bytemobile, a privately held leading provider of data and video optimization solutions for mobile network operators. We believe that the Bytemobile acquisition gives us a strategic foothold in the core infrastructure of certain mobile operators which are experiencing rapid growth in network traffic, driven by the combination of new consumer devices, rich multimedia content, and high speed 3G, 4G and LTE networks. We further believe that this acquisition will enhance our broader strategy of powering mobile workstyles and cloud services and will allow us to offer mobile operators combined solutions that deliver a high quality user experience to mobile subscribers, including solutions that combine the Bytemobile Smart Capacity™ technology with our Citrix NetScaler® line of cloud networking solutions.

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
In addition, in the second quarter of 2012, we acquired Podio ApS, or Podio, a privately held provider of a cloud-based collaborative work platform. Podio became part of our Online Services division and is a natural extension of our web collaboration business, providing today's mobile and distributed workforce an easy, secure and social way to come together and work as teams.
Reclassifications
During the first quarter of 2012, we performed a review of the presentation of certain of our revenue categories and adopted a revised presentation, which we believe is more comparable to those presented by other companies in our industry and better reflects our evolving product and service offerings. As a result, technical support, hardware maintenance and software updates revenues, which were previously presented in Technical services and License updates are classified together as License updates and maintenance. A corresponding change was made to rename Cost of services revenues to Cost of services and maintenance revenues; however, there was no change in classification. Product training and certification and consulting services, which were previously presented in Technical services, are classified together as Professional services. Product licenses has been renamed to Product and licenses to more appropriately describe its composition of both software and hardware, however, there was no change in classification. The composition and classification of Software as a service remained unchanged. This change in presentation will not affect our total net revenues, total cost of net revenues or gross margin.
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
Summary of Results
For the three months ended June 30, 2012 compared to the three months ended June 30, 2011, a summary of our results included:

•	Product and licenses revenue increased 9.7% to $187.9 million;

•	Software as a service revenue increased 17.9% to $125.5 million;

•	License updates and maintenance revenue increased 17.6% to $272.5 million;

•	Professional services revenue increased 37.3% to $29.2 million;

•	Operating income decreased 14.0% to $82.2 million; and

•	Diluted net income per share increased 13.5% to $0.49.

The increase in our Product and licenses revenue was driven by increased sales of our Datacenter and Cloud Solutions products, led by NetScaler, and our Desktop Solutions products, led by XenDesktop. We currently target our Product and license revenue to increase when comparing the third quarter of 2012 to the second quarter of 2012. Our Software as a service revenue increased due to increased sales of our web collaboration products, led by GoToMeeting. The increase in License updates and maintenance revenue was primarily due to an increase in sales of our Subscription Advantage product, primarily driven by renewals, and an increase in maintenance revenues, primarily driven by increased sales of our Datacenter and Cloud Solutions products, led by NetScaler. Professional services revenue increased primarily due to increases in consulting revenues related to increased implementation sales of our Enterprise division’s products. We currently target that total revenue will increase when comparing the third quarter of 2012 to the second quarter of 2012. In addition, when comparing the 2012 fiscal year to the 2011 fiscal year we target total revenue to increase. The decrease in Operating income when comparing the second quarter of 2012 to the second quarter of 2011 was primarily due to an increase in amortization of intangible assets and stock-based compensation costs related to our recent acquisitions. The increase in diluted net income per share is primarily due to the tax benefit related to the closing of tax audits with the IRS for the tax years 2006 through 2008. See Note 11 to our condensed consolidated financial statements for more information regarding the closing of tax audits with the IRS.
2012 Acquisitions
Podio
In April 2012, we acquired all of the issued and outstanding securities of Podio ApS, or Podio, a privately-held provider of a cloud-based collaborative work platform. Podio became part of our Online Services division and expands our offerings of integrated cloud-based support for team-based collaboration. The total consideration for this transaction was approximately $43.6 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.5 million, all of which we expensed during the six months ended June 30, 2012 and are included in General and administrative expense in our condensed consolidated statements of income. There were no transaction costs associated with the acquisition during the three months ended June 30, 2012. In addition, in connection with the acquisition, we assumed non-vested stock units, which were converted into the right to receive up to 127,668 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
2012 Other Acquisitions
During the first quarter of 2012, we acquired all of the issued and outstanding securities of a privately-held company for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. This target's business became part of our Enterprise division. Transaction costs associated with the acquisition were approximately $0.5 million, of which we expensed $0.4 million during the six months ended June 30, 2012 and are included in General and administrative expense in our condensed consolidated statements of income. There were no transaction costs associated with the acquisition during the three months ended June 30, 2012. In addition, in connection with this acquisition, we assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of our common stock and assumed certain stock options which are exercisable for 12,017 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
During the second quarter of 2012, we acquired all of the issued and outstanding securities of two privately-held companies for total cash consideration of approximately $15.4 million, net of $0.2 million of cash acquired. The targets' businesses became part of our Enterprise division. Transaction costs associated with the acquisitions were approximately $0.4 million, of which we expensed $0.2 million during the three months ended June 30, 2012 and $0.4 million during the six months ended June 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with these acquisitions, we assumed non-vested stock units which were converted into the right to receive up to 66,459 shares of our common stock, for which the vesting period reset fully upon the closing of each respective transaction.
Subsequent Events
In July 2012, we acquired all of the issued and outstanding securities of Bytemobile, a privately-held provider of data and video optimization solutions for mobile network operators. Bytemobile will become part of our Enterprise division and expands our business into the mobile telecommunications space. The total preliminary consideration for this transaction was approximately $401.7 million, net of $4.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.2 million, all of which we expensed during the three and six months ended June 30, 2012 and are included in General and administrative expense in our condensed consolidated statements of income.
We have included the effects of all of the companies acquired in 2012 in our results of operations prospectively from the date of the acquisition, which effects were not material to our consolidated results. We do not currently target that revenue from companies acquired in 2012 will be material for the remainder of 2012.

2011 Acquisitions
Netviewer AG
In February 2011, we acquired all of the issued and outstanding securities of Netviewer, which we refer to as the Netviewer Acquisition, a privately-held European SaaS vendor in collaboration and IT services. Netviewer became part of our Online Services division and the acquisition enables the extension of our Online Services business in Europe. The total consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $3.1 million, of which we expensed $0.4 million during the three months ended June 30, 2011 and $0.8 million during the six months ended June 30, 2011 and are included in General and administrative expense in our condensed consolidated statement of income. In addition, in connection with the acquisition, we assumed non-vested stock units, which were converted into the right to receive up to 99,100 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
Cloud.com
In July 2011, we acquired all of the issued and outstanding securities of Cloud.com, Inc. (the "Cloud.com Acquisition" or
"Cloud.com"), a privately-held provider of software infrastructure platforms for cloud providers. Cloud.com became part of our Enterprise division and the acquisition further establishes us as a leader in infrastructure for the growing cloud provider market. The total consideration for this transaction was approximately $158.8 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.9 million, of which we expensed $0.6 million during the three and six months ended June 30, 2011 and are included in General and administrative expense in our condensed consolidated statement of income. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 288,742 shares of our common stock and assumed certain stock options which are exercisable for 183,780 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction. In the first quarter of 2012, we made a decision to contribute our CloudStack tradename acquired in conjunction with our acquisition of Cloud.com to the Apache Software Foundation and recorded a $5.2 million impairment charge which is included in Amortization of other intangible assets in our condensed consolidated statements of income for the six months ended June 30, 2012.
RingCube
In August 2011, we acquired all of the issued and outstanding securities of RingCube. RingCube became part of our Enterprise division and the acquisition further solidifies our position in desktop virtualization. The total consideration for this transaction was approximately $32.2 million, net of $0.5 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which we expensed $0.1 million during the three and six months ended June 30, 2011 and are included in General and administrative expense in our condensed consolidated statement of income. In addition, in connection with the RingCube acquisition, we assumed non-vested stock units, which were converted into the right to receive up to 58,439 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
ShareFile
In October 2011, we acquired all of the issued and outstanding securities of ShareFile. ShareFile initially became part of our Enterprise division and in the first quarter of 2012 it was transferred to our Online Services division. The total consideration for this transaction was approximately $54.0 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.7 million. There were no transaction costs associated with the acquisition during the three and six months ended June 30, 2011. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 180,697 shares of our common stock and assumed certain stock options which are exercisable for 390,775 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
App-DNA
In November 2011, we acquired all of the issued and outstanding securities of App-DNA. App-DNA specializes in application migration and management and became part of our Enterprise division. The total consideration for this transaction was approximately $91.3 million, net of $3.2 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $1.3 million. There were no transaction costs associated with the acquisition during the three and six months ended June 30, 2011. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 114,487 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.

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
Purchase of Non-Controlling Interest
Kaviza Inc.
In May 2011, we acquired all of the non-controlling interest of Kaviza Inc., or Kaviza, a provider of virtual desktop infrastructure solutions, for $17.2 million. As a result of this transaction, we have obtained a 100% interest in this subsidiary. In accordance with the authoritative guidance, the excess of the proceeds paid over the carrying amount of the non-controlling interest of Kaviza has been reflected as a reduction of additional paid-in capital. In addition, in connection with the purchase of the non-controlling interest of Kaviza, we assumed non-vested stock units which were converted into the right to receive up to 88,687 shares of our common stock and assumed certain stock options which are exercisable for 33,301 shares of our common stock, which were assumed with existing vesting schedules.
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

Results of Operations
The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2012 vs. June 30, 2011	June 30, 2012 vs. June 30, 2011
	2012	2011	2012	2011
Revenues:
Product and licenses	$187,917	$171,326	$366,281	$321,586	9.7%	13.9%
Software as a service	125,510	106,479	246,243	206,251	17.9	19.4
License updates and maintenance	272,537	231,682	537,062	453,061	17.6	18.5
Professional services	29,246	21,303	55,119	40,780	37.3	35.2
Total net revenues	615,210	530,790	1,204,705	1,021,678	15.9	17.9
Cost of net revenues:
Cost of product and license revenues	20,854	18,448	39,658	32,489	13.0	22.1
Cost of services and maintenance revenues	56,404	40,843	107,408	74,080	38.1	45.0
Amortization of product related intangible assets	17,100	12,542	33,635	25,241	36.3	33.3
Total cost of net revenues	94,358	71,833	180,701	131,810	31.4	37.1
Gross margin	520,852	458,957	1,024,004	889,868	13.5	15.1
Operating expenses:
Research and development	110,028	91,374	213,650	181,922	20.4	17.4
Sales, marketing and services	262,139	211,396	510,596	416,940	24.0	22.5
General and administrative	61,299	56,660	121,155	107,063	8.2	13.2
Amortization of other intangible assets	5,194	3,937	15,661	7,446	31.9	110.3
Restructuring	—	—	—	24	*	*
Total operating expenses	438,660	363,367	861,062	713,395	20.7	20.7
Income from operations	82,192	95,590	162,942	176,473	(14.0)	(7.7)
Interest income	2,828	3,727	5,906	7,666	(24.1)	(23.0)
Other income, net	525	1,361	1,247	4,994	(61.4)	*
Income before income taxes	85,545	100,678	170,095	189,133	(15.0)	(10.1)
Income tax (benefit) expense	(6,461)	19,270	9,822	34,378	(133.5)	(71.4)
Consolidated net income	92,006	81,408	160,273	154,755	13.0	3.6
Less: Net loss attributable to non-controlling interest	—	536	—	692	*	*
Net income attributable to Citrix Systems, Inc.	$92,006	$81,944	$160,273	$155,447	12.3%	3.1%

*	not meaningful
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

•
Our Datacenter and Cloud Solutions, comprised primarily of our cloud networking products, which include NetScaler, Branch Repeater and Access Gateway, and our Cloud platform products, which include XenServer, CloudPlatform (formerly CloudStack) and CloudPortal Business Manager (formerly CloudPortal).

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

•	Our maintenance fees, which include technical support and hardware and software maintenance, and which are recognized ratably over the contract term.
Professional services revenues are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2012	June 30, 2012
	2012	2011	2012	2011	vs. June 30, 2011	vs. June 30, 2011
	(In thousands)
Product and licenses	$187,917	$171,326	$366,281	$321,586	$16,591	$44,695
Software as a service	125,510	106,479	246,243	206,251	19,031	39,992
License updates and maintenance	272,537	231,682	537,062	453,061	40,855	84,001
Professional services	29,246	21,303	55,119	40,780	7,943	14,339
Total net revenues	$615,210	$530,790	$1,204,705	$1,021,678	$84,420	$183,027
Product and Licenses
Product and licenses revenue increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to increased sales of our Datacenter and Cloud Solutions of $9.1 million, led by NetScaler, and due to increased sales of our Desktop Solutions of $7.5 million, led by XenDesktop. Product and licenses revenue increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to increased sales of our Desktop Solutions of $24.8 million, led by XenDesktop, and due to increased sales of our Datacenter and Cloud Solutions of $19.6 million, led by NetScaler. These increases in Product and licenses revenue were primarily due to the factors discussed in the Executive Summary section of the Overview above. We currently target Product and licenses revenue to increase when comparing the third quarter of 2012 to the third quarter of 2011 due to the factors discussed in the Executive Summary section of the Overview above.
Software as a service
Software as a service revenue increased for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 primarily due to increased sales of our web collaboration products, led by GoToMeeting. We currently are targeting that Software as a service revenue will increase when comparing the third quarter of 2012 to the third quarter of 2011.

License Updates and Maintenance
License updates and maintenance revenue increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to an increase in sales of our Subscription Advantage product of $25.5 million, primarily driven by renewals, and an increase in maintenance revenues of $8.9 million, primarily driven by increased sales of our Datacenter and Cloud Solutions products, led by NetScaler. License updates and maintenance revenue increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to an increase in sales of our Subscription Advantage product of $52.3 million, primarily driven by renewals, an increase in maintenance revenues of $19.5 million, primarily driven by increased sales of our Datacenter and Cloud Solutions products, led by NetScaler. We are currently targeting that License updates and maintenance revenue will increase when comparing the third quarter of 2012 to the third quarter of 2011.
Professional Services
Professional services revenue increased for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 primarily due to increases in consulting revenues related to increased implementation sales of our Enterprise division’s products. We currently target Professional services revenue to increase when comparing the third quarter of 2012 to the third quarter of 2011 consistent with the targeted increase in Product and licenses revenue described above.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance contracts for our software and hardware products. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. Deferred revenues increased approximately $68.5 million as of June 30, 2012 compared to December 31, 2011 primarily due to an increase in new and renewal sales of our Subscription Advantage product, led by XenDesktop, of $42.6 million, an increase in support sales related to our Enterprise products $9.4 million and increased sales of our SaaS products of $8.6 million. Also contributing to the increase in deferred revenue is an increase in multi-year contracts with our larger customers. We currently anticipate that deferred revenues will continue to increase throughout the remainder of 2012.
International Revenues
International revenues (sales outside the United States) accounted for approximately 45.0% of our net revenues for the three months ended June 30, 2012 and 43.4% of our net revenues for the three months ended June 30, 2011. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.
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
An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2012	June 30, 2012
	2012	2011	2012	2011	vs. June 30, 2011	vs. June 30, 2011
Enterprise division	$489,700	$424,311	$958,462	$815,427	15.4%	17.5%
Online Services division	125,510	106,479	246,243	206,251	17.9%	19.4%
Net revenues	$615,210	$530,790	$1,204,705	$1,021,678	15.9%	17.9%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.

Cost of Net Revenues

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2012	June 30, 2012
	2012	2011	2012	2011	vs. June 30, 2011	vs. June 30, 2011
	(In thousands)
Cost of product and license revenues	$20,854	$18,448	$39,658	$32,489	$2,406	$7,169
Cost of services and maintenance revenues	56,404	40,843	107,408	74,080	15,561	33,328
Amortization of product related intangible assets	17,100	12,542	33,635	25,241	4,558	8,394
Total cost of net revenues	$94,358	$71,833	$180,701	$131,810	$22,525	$48,891
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
Cost of product and license revenues increased for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 primarily due to increased revenue of our Datacenter and Cloud products, many of which contain hardware components that have a higher cost than our other products. We currently are targeting that Cost of product and license revenues will increase when comparing the third quarter of 2012 to the third quarter of 2011 consistent with the targeted increase in Product and licenses revenue.
Cost of services and maintenance revenues increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 by $10.1 million due to the increase in sales of maintenance and consulting contracts related to our Enterprise products. Cost of services and maintenance revenues also increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 by $5.4 million due to increased sales of our web collaboration products and continuing investment in infrastructure to support the voice and video offerings in our web collaboration products. We currently are targeting that Cost of services and maintenance revenues will increase when comparing the third quarter of 2012 to the third quarter of 2011, consistent with the targeted increases in Professional services revenue and Software as a service revenue as discussed above.
Cost of services and maintenance revenues increased $19.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 due to the increase in sales of maintenance and consulting contracts related to our Enterprise products. Cost of services and maintenance revenues also increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 by $12.6 million due to increased sales of our web collaboration products and continuing investment in infrastructure to support the voice and video offerings in our web collaboration products.
Gross Margin
Gross margin as a percentage of revenue was 84.7% for the three months ended June 30, 2012 and 86.5% for the three months ended June 30, 2011. Gross margin as a percentage of revenue was 85.0% for the six months ended June 30, 2012 and 87.1% for the six months ended June 30, 2011. The decrease in gross margin as a percentage of net revenue is primarily due to the increase in sales of products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. When comparing the third quarter of 2012 to the third quarter of 2011, we expect a slight decline in gross margin, consistent with our targeted increase in sales of our hardware products and sales of our services.
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

Research and Development Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2012	June 30, 2012
	2012	2011	2012	2011	vs. June 30, 2011	vs. June 30, 2011
	(In thousands)
Research and development	$110,028	$91,374	$213,650	$181,922	$18,654	$31,728
Research and development expenses consisted primarily of personnel-related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to a $7.7 million increase in compensation and other employee-related costs, primarily related to increased headcount due to strategic hiring and acquisitions, and an increase in stock-based compensation expense of $7.9 million, primarily related to awards assumed in conjunction with our acquisitions.
Research and development expenses increased during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to a $15.4 million increase in compensation and other employee-related costs, primarily related to increased headcount due to strategic hiring and acquisitions, and an increase in stock-based compensation expense of $13.3 million, primarily related to awards assumed in conjunction with our acquisitions.
Sales, Marketing and Services Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2012	June 30, 2012
	2012	2011	2012	2011	vs. June 30, 2011	vs. June 30, 2011
	(In thousands)
Sales, marketing and services	$262,139	$211,396	$510,596	$416,940	$50,743	$93,656
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
Sales, marketing and services expenses increased during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to a $31.1 million increase in compensation, including variable and stock-based compensation and employee-related costs due to additional headcount in our sales force and technical services group, as well as from our acquisitions. Also contributing to the increase in Sales, marketing and services expense when comparing the three months ended June 30, 2012 to the three months ended June 30, 2011 is a $4.9 million increase in facilities costs and related depreciation, consistent with the increase in headcount, and a $5.3 million increase in marketing program costs related to various marketing campaigns and events.
Sales, marketing and services expenses increased during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to a $72.3 million increase in compensation, including variable and stock-based compensation and employee-related costs due to additional headcount in our sales force and technical services group, as well as from our acquisitions. Also contributing to the increase in Sales, marketing and services expense when comparing the six months ended June 30, 2012 to the six months ended June 30, 2011 is an $8.6 million increase in facilities costs and related depreciation consistent with the increase in headcount.
General and Administrative Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2012	June 30, 2012
	2012	2011	2012	2011	vs. June 30, 2011	vs. June 30, 2011
	(In thousands)
General and administrative	$61,299	$56,660	$121,155	$107,063	$4,639	$14,092

General and administrative expenses consisted primarily of personnel-related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to a $2.9 million increase in compensation and employee-related costs due to additional headcount, primarily in operations, as well as from our acquisitions. Also contributing to the increase in General and administrative expense when comparing the three months ended June 30, 2012 to the three months ended June 30, 2011 is an increase in stock-based compensation expense of $3.4 million related to stock-based awards assumed in connection with acquisitions and grants made to new and existing employees.

General and administrative expenses increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to an increase in compensation and employee related costs of $7.9 million due to additional headcount, primarily in IT, facilities and operations, as well as from our acquisitions. Also contributing to the increase in General and administrative expense when comparing the six months ended June 30, 2012 to the six months ended June 30, 2011 is an increase in stock-based compensation expense of $6.4 million related to stock-based awards assumed in connection with acquisitions and grants made to new and existing employees.
2012 Operating Expense Outlook
When comparing the third quarter of 2012 to the second quarter of 2012, we are targeting Operating expenses to increase across all functional areas primarily related to the acquisition of Bytemobile. In addition, we are targeting an increase in Sales, marketing and services expenses as we continue to increase headcount to expand our go-to-market reach and customer touch, as well as increasing consulting and technical support capacity.
Amortization of Other Intangible Assets

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2012	June 30, 2012
	2012	2011	2012	2011	vs. June 30, 2011	vs. June 30, 2011
	(In thousands)
Amortization of other intangible assets	$5,194	$3,937	$15,661	$7,446	$1,257	$8,215
The increase in Amortization of other intangible assets when comparing the six months ended June 30, 2012 to the six months ended June 30, 2011 was primarily due to a $5.2 million impairment related to our decision to contribute our CloudStack tradename acquired in conjunction with our acquisition of Cloud.com to the Apache Software Foundation. The remaining increase in Amortization of other intangible assets when comparing the six months ended June 30, 2012 to the six months ended June 30, 2011 is related to amortization of other intangible assets acquired in conjunction with our acquisitions. For additional information regarding our acquisitions see Note 4 to our condensed consolidated financial statements and for more information regarding our intangible assets see Note 8 to our condensed consolidated financial statements.
Other Income, Net

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2012	June 30, 2012
	2012	2011	2012	2011	vs. June 30, 2011	vs. June 30, 2011
	(In thousands)
Other income, net	$525	$1,361	$1,247	$4,994	$(836)	$(3,747)
Other income, net is primarily comprised of remeasurement of foreign currency transaction gains (losses) and realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary, if any, recognized gains (losses) related to investments and interest expense, which was not material for all periods presented. The decrease in Other income, net, during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is primarily due to a loss on remeasurement of our foreign currency transactions of $4.4 million, partially offset by a net gain recognized on available-for-sale and cost method investments of $3.7 million. The decrease in Other income, net, during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is primarily due to a loss on remeasurement of our foreign currency transactions of $9.9 million, partially offset by a net gain recognized on available-for-sale and cost method investments of $6.9 million. For more information on our available-for sale and cost method investments, see Note 5 to our condensed consolidated financial statements.

Income Taxes
As of June 30, 2012, our net unrecognized tax benefits totaled approximately $37.6 million. The decrease in the net unrecognized tax benefits when comparing June 30, 2012 to December 31, 2011 was primarily due to the closure of IRS examinations for the tax years 2004 through 2008. In addition, certain deferred tax liabilities were reclassified from short-term to long-term as currently pending matters have been closed with the IRS. All amounts included in this balance affect the annual effective tax rate. We have accrued approximately $0.5 million for the payment of interest and penalties as of June 30, 2012.
We and certain of our subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years prior to 2008.
In June 2010, we reached a settlement in principle with the IRS regarding certain previously disclosed income tax deficiencies asserted in a Revenue Agent’s Report, or RAR, the terms of which were approved in June 2012, which is referred to as the Final Approval. Under the terms of the settlement, we agreed to an assessment of income tax deficiencies in full settlement of all open claims under the RAR and resolved with finality for future years all of the transfer pricing issues raised in the RAR. Based on this, we incurred a charge of $13.1 million in 2010 in accordance with the authoritative guidance. In connection with the Final Approval, we finalized the tax deficiency calculations and formally closed all of our open issues with the IRS relating to the 2004 and 2005 tax years. Because there were no changes from the agreement reached in 2010, there were no additional amounts included in income tax (benefit) expense during the second quarter of 2012.
Also, in June 2012, we closed our IRS examination for the 2006 through 2008 tax years. We recognized a net tax benefit of $24.2 million in the second quarter of 2012 related to the closing of tax audits with the IRS for the 2006 through 2008 tax years, the impact of the closure on subsequent years and the reduction of our uncertain tax positions for the closed tax years.
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
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At June 30, 2012, we had approximately $71.8 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately (7.6)% for the three months ended June 30, 2012 and 19.1% for the three months ended June 30, 2011 and our effective tax rate was approximately 5.8% for the six months ended June 30, 2012 and 18.2% for the six months ended June 30, 2011. The decrease in the effective tax rate when comparing the three and six months ended June 30, 2012 to the three and six months ended June 30, 2011 was primarily due to the impact of the IRS settlement for the tax years 2006 through 2008.
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

Liquidity and Capital Resources
During the six months ended June 30, 2012, we generated operating cash flows of $410.8 million. These operating cash flows related primarily to net income of $160.3 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $95.3 million and stock-based compensation expense of $68.8 million and the tax effect of stock-based compensation of $23.1 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $85.7 million, net of effects of our acquisitions. Our investing activities provided $256.1 million of cash consisting primarily of proceeds received from net sales of investments of $401.8 million, partially offset by cash paid for acquisitions of $82.4 million and the purchase of property and equipment of $51.2 million. Our financing activities used cash of $36.3 million primarily due to stock repurchases of $100.0 million, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $61.5 million.
During the six months ended June 30, 2011, we generated operating cash flows of $321.5 million. These operating cash flows related primarily to net income of $154.8 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $72.7 million and stock-based compensation expense of $38.6 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $53.2 million, net of effects of our acquisitions. Our investing activities used $170.2 million of cash consisting primarily of cash paid for acquisitions of $118.4 million and the purchase of property and equipment of $59.5 million. Our financing activities used cash of $120.7 million primarily due to stock repurchases of $199.9 million, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $85.1 million.
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
Cash, Cash Equivalents and Investments

	June 30, 2012	December 31, 2011	2012 Compared to 2011
	(In thousands)
Cash, cash equivalents and investments	$1,708,153	$1,477,601	$230,552
The increase in Cash, cash equivalents and investments when comparing June 30, 2012 to December 31, 2011, is primarily due to cash provided by our operating activities of $410.8 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $61.5 million, partially offset by expenditures made on stock repurchases of $100.0 million, cash paid for acquisitions, net of cash acquired, of $82.4 million and purchases of property and equipment of $51.2 million. As of June 30, 2012, $717.8 million of the $1,708.2 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a weighted average credit rating of AA/Aa2. We value these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, and accordingly, we classify all of our fixed income available-for-sale securities as Level 2.
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
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Investments
(in thousands)
Balance at December 31, 2011	$3,696
Purchases of Level 3 securities	2,367
Transfers out of Level 3	(2,141)
Balance at June 30, 2012	$3,922
Transfers out of Level 3 relate to certain of our investments in convertible debt securities of early-stage entities that were classified as available-for-sale investments to cost method investments upon conversion to equity ownership, which are included in Other assets in our condensed consolidated balance sheets.

Accounts Receivable, Net

	June 30, 2012	December 31, 2011	2012 Compared to 2011
	(In thousands)
Accounts receivable	$408,851	$488,356	$(79,505)
Allowance for returns	(2,060)	(1,361)	(699)
Allowance for doubtful accounts	(2,579)	(2,564)	(15)
Accounts receivable, net	$404,212	$484,431	$(80,219)
The decrease in Accounts receivable, net, when comparing June 30, 2012 to December 31, 2011 was primarily due to increased collections in the first quarter of 2012 on higher sales in the fourth quarter of 2011. The activity in our Allowance for returns was comprised primarily of $6.4 million of provisions for returns recorded in the six month period ended June 30, 2012, partially offset by $5.7 million in credits issued for returns during the six month period ended June 30, 2012. The activity in our Allowance for doubtful accounts was comprised primarily of $0.4 million in additional provisions for doubtful accounts during the six month period ended June 30, 2012, partially offset by $0.4 million of uncollectible accounts written off, net of recoveries during the six month period ended June 30, 2012. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.4 billion, of which $400.0 million was approved in July 2012. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At June 30, 2012, approximately $86.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
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

During the three months ended June 30, 2012, we did not make any open market purchases of our stock and during the six months ended June 30, 2012, we expended approximately $100.0 million on open market purchases, repurchasing 1,378,600 shares of outstanding common stock at an average price of $72.53.
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
Shares for Tax Withholding
During the three months ended June 30, 2012, we withheld 12,821 shares from stock units that vested, totaling $1.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2012, we withheld 195,871 shares from stock units that vested, totaling $15.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
During the three months ended June 30, 2011, we withheld 39,145 shares from stock units that vested, totaling $3.3 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2011, we withheld 163,740 shares from stock units that vested, totaling $12.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.

Office Leases
We have operating lease obligations through 2018 related to two properties that are not utilized. At June 30, 2012, the total remaining obligation on these leases was approximately $4.8 million, of which $2.0 million was accrued as of June 30, 2012, and is reflected, as applicable, in Accrued expenses and other current liabilities and Other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates related to these vacant facilities.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2012, our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Operations, Chief Financial Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Operations, Chief Financial Officer and Treasurer and concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Operations, Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We accrue a liability for legal contingencies when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We review these accruals and adjust them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and our views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in our accrued liabilities would be recorded in the period in which such determination is made. For the Other Matters referenced below, the amount of liability is not probable or the amount cannot be reasonably estimated; and, therefore, accruals have not been made. In addition, in accordance with the relevant authoritative guidance, for matters in which the likelihood of material loss is at least reasonably possible, we provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, we will provide disclosure to that effect.
On April 11, 2008, SSL Services, LLC, or SSL Services, filed a suit for patent infringement against us in the United States District Court for the Eastern District of Texas, or the SSL Matter. SSL Services alleged that we infringed U.S. Patent Nos. 6,061,796, or the '796 patent, and 6,158,011, or the '011 patent. We denied infringement and asserted that the patents-in-suit were invalid. A jury trial was held on SSL Services' claims, and on June 18, 2012, the jury found that we did not infringe the '796 patent and found that Citrix willfully infringes the '011 patent through the sale and use of certain products. The jury awarded SSL Services $10.0 million. The jury decision is subject to final approval and entry by the judge, and the final judgment may include interest and/or additional enhanced damages. We do not believe that any additional damages and interest would be material to us. We do not believe that any of our products infringes the '011 patent and we believe that the '011 patent is invalid. In a separate action, in July 2012, the U.S. Patent and Trademark Office has issued a final rejection of the asserted claims of the '011 patent on invalidity grounds, accordingly, no accrual has been made related to this matter. We plan to appeal the jury verdict on the '011 patent.
In addition to the SSL Matter and due to the nature of our business, we are subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries alleging infringement by various Citrix products and services. We believe that we have meritorious defenses to the allegations made in our pending cases and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters. In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, we believe that it is not reasonably possible that the ultimate outcomes will materially and adversely affect our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 23, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.4 billion, of which $400.0 million was approved in July 2012. The objective of the stock repurchase program is to improve stockholders’ returns. At June 30, 2012, approximately $86.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. There were no shares acquired in open market purchases during the quarter ended June 30, 2012. The following table shows the monthly activity related to our stock repurchase program for the quarter ended June 30, 2012:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares (or Units) that may yet be Purchased under the Plans or Programs (in thousands) (2)
April 1, 2012 through April 30, 2012	2,289	$78.11	—	$86,622
May 1, 2012 through May 31, 2012	2,233	78.40	—	86,622
June 1, 2012 through June 30, 2012	8,299	73.06	—	86,622
Total	12,821	$74.89	—	$86,622

(1)	Comprised of shares withheld from stock units that vested in the second quarter of 2012 to satisfy minimum tax withholding obligations that arose on the vesting of stock units.

(2)
Shares withheld from stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of stock units do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

10.1*
Fourth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 31, 2012)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††
The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 7, 2012, formatted in XBRL, as follows:

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of August 2012.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Executive Vice President, Operations, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*
Fourth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on May 31, 2012)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††
The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 7, 2012, formatted in XBRL, as follows:

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