Form 10-Q
period 2012-09-30
CITRIX SYSTEMS INC
filed 2012-11-05
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2012 there were 186,715,829 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2012

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$324,127	$333,296
Short-term investments — available-for-sale	358,920	406,461
Accounts receivable, net of allowances of $5,242 and $3,925 at September 30, 2012 and December 31, 2011, respectively	456,545	484,431
Inventories, net	10,961	8,507
Prepaid expenses and other current assets	124,723	95,419
Current portion of deferred tax assets, net	44,238	44,916
Total current assets	1,319,514	1,373,030
Long-term investments — available-for-sale	723,205	737,844
Property and equipment, net	295,934	277,429
Goodwill	1,504,373	1,239,120
Other intangible assets, net	575,024	343,372
Long-term portion of deferred tax assets, net	3,372	67,479
Other assets	67,731	61,267
	$4,489,153	$4,099,541
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,214	$58,034
Accrued expenses and other current liabilities	234,763	223,136
Current portion of deferred tax liabilities, net	102	79,318
Current portion of deferred revenues	862,795	818,642
Total current liabilities	1,165,874	1,179,130
Long-term portion of deferred revenues	190,358	141,241
Long-term portion of deferred tax liabilities, net	67,358	20,247
Other liabilities	29,525	28,433
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 286,518 and 282,774 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	287	283
Additional paid-in capital	3,643,127	3,385,053
Retained earnings	2,449,989	2,211,471
Accumulated other comprehensive loss	(10,133)	(11,561)
	6,083,270	5,585,246
Less — common stock in treasury, at cost (99,550 and 96,960 shares at September 30, 2012 and December 31, 2011, respectively)	(3,047,232)	(2,854,756)
Total stockholders' equity	3,036,038	2,730,490
	$4,489,153	$4,099,541
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share information)
Revenues:
Product and licenses	$195,690	$193,880	$561,971	$515,466
Software as a service	129,659	109,558	375,902	315,809
License updates and maintenance	285,051	238,710	822,113	691,771
Professional services	31,022	23,200	86,141	63,980
Total net revenues	641,422	565,348	1,846,127	1,587,026
Cost of net revenues:
Cost of product and license revenues	24,218	22,345	63,876	54,834
Cost of services and maintenance revenues	58,920	42,665	166,328	116,745
Amortization of product related intangible assets	22,930	14,679	56,565	39,920
Total cost of net revenues	106,068	79,689	286,769	211,499
Gross margin	535,354	485,659	1,559,358	1,375,527
Operating expenses:
Research and development	114,713	96,676	328,363	278,598
Sales, marketing and services	263,136	223,967	773,732	640,907
General and administrative	65,252	55,907	186,407	162,970
Amortization of other intangible assets	9,838	4,430	25,499	11,876
Restructuring	—	—	—	24
Total operating expenses	452,939	380,980	1,314,001	1,094,375
Income from operations	82,415	104,679	245,357	281,152
Interest income	2,059	3,085	7,965	10,751
Other income (expense), net	6,424	(4,946)	7,671	48
Income before income taxes	90,898	102,818	260,993	291,951
Income tax expense	12,653	10,642	22,475	45,020
Consolidated net income	78,245	92,176	238,518	246,931
Less: Net loss attributable to non-controlling interest	—	—	—	692
Net income attributable to Citrix Systems, Inc.	$78,245	$92,176	$238,518	$247,623
Net income per share attributable to Citrix Systems, Inc. stockholders:
Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$0.42	$0.49	$1.28	$1.32
Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$0.41	$0.49	$1.26	$1.30
Weighted average shares outstanding:
Basic	186,864	186,979	186,326	187,688
Diluted	189,671	189,730	189,282	191,155
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Consolidated net income	$78,245	$92,176	$238,518	$246,931
Other comprehensive income:
Change in foreign currency translation adjustment	5,414	(6,222)	(4,436)	1,151
Available for sale securities:
Change in net unrealized gains	(1,037)	(584)	1,420	1,027
Less: reclassification adjustment for net losses (gains) included in net income	2,579	366	(283)	1,021
Net change (net of tax effect)	1,542	(218)	1,137	2,048
Cash flow hedges:
Change in unrealized gains	2,235	(7,818)	(109)	(1,067)
Less: reclassification adjustment for net losses (gains) included in net income	2,530	(3,672)	4,836	(9,166)
Net change (net of tax effect)	4,765	(11,490)	4,727	(10,233)
Other comprehensive income (loss)	11,721	(17,930)	1,428	(7,034)
Comprehensive income	89,966	74,246	239,946	239,897
Less: Comprehensive loss attributable to non-controlling interest	—	—	—	692
Comprehensive income attributable to Citrix Systems, Inc.	$89,966	$74,246	$239,946	$240,589
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Operating Activities
Net income	$238,518	$246,931
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	82,064	51,796
Depreciation and amortization of property and equipment	71,991	63,798
Stock-based compensation expense	108,922	63,591
(Gain) loss on investments	(13,378)	1,021
Provision for doubtful accounts	829	439
Provision for product returns	8,703	3,827
Provision for inventory reserves	923	1,396
Tax effect of stock-based compensation	30,380	39,771
Excess tax benefit from exercise of stock options	(31,976)	(39,868)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(882)	788
Other non-cash items	981	4,663
Total adjustments to reconcile net income to net cash provided by operating activities	258,557	191,222
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	70,485	41,194
Inventories	(2,163)	(1,440)
Prepaid expenses and other current assets	(27,114)	(6,703)
Other assets	2,392	5,339
Deferred tax assets, net	11,142	(18,285)
Accounts payable	(7,051)	(12,267)
Accrued expenses and other current liabilities	18,226	(21,059)
Deferred revenues	72,816	46,657
Deferred tax liabilities, net	(43,733)	28,854
Other liabilities	(269)	9,116
Total changes in operating assets and liabilities, net of the effects of acquisitions	94,731	71,406
Net cash provided by operating activities	591,806	509,559
Investing Activities
Purchases of available-for-sale investments	(1,189,868)	(968,184)
Proceeds from sales of available-for-sale investments	891,008	545,622
Proceeds from maturities of available-for-sale investments	356,893	487,406
Purchases of property and equipment	(87,290)	(88,855)
Proceeds from the sales of cost method investments	21,413	—
Purchases of cost method investments	(5,149)	(15,818)
Cash paid for acquisitions, net of cash acquired	(488,347)	(309,472)
Cash paid for licensing agreements and product related intangible assets	(14,277)	(13,164)
Other	3,450	—
Net cash used in investing activities	(512,167)	(362,465)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	95,796	94,827
Repayment of acquired debt	(24,346)	(11,561)
Excess tax benefit from exercise of stock options	31,976	39,868
Purchase of non-controlling interest	—	(17,207)
Stock repurchases, net	(174,951)	(324,897)
Cash paid for tax withholding on vested stock awards	(17,524)	(12,182)
Other	1,050	(3,000)
Net cash used in financing activities	(87,999)	(234,152)
Effect of exchange rate changes on cash and cash equivalents	(809)	3,026
Change in cash and cash equivalents	(9,169)	(84,032)
Cash and cash equivalents at beginning of period	333,296	396,162
Cash and cash equivalents at end of period	$324,127	$312,130
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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

		Three Months Ended September 30, 2011
As Previously Reported		Amount Reclassified	As Reported Herein
Revenues:			Revenues:
License updates	$187,169	$51,541	License updates and maintenance (2)	$238,710
Technical services (1)	74,741	(51,541)	Professional services (3)	23,200
Total	$261,910	$—	Total	$261,910

		Nine Months Ended September 30, 2011
As Previously Reported		Amount Reclassified	As Reported Herein
Revenues:			Revenues:
License updates	$548,920	$142,851	License updates and maintenance (2)	$691,771
Technical services (1)	206,831	(142,851)	Professional services (3)	63,980
Total	$755,751	$—	Total	$755,751

(1)	Technical services revenue was comprised of hardware maintenance, consulting services, product training and certification and technical support.

(2)	License updates and maintenance is comprised of license updates, hardware and software maintenance and technical support.

(3)	Professional services is comprised of consulting services and product training and certification.
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

		Three Months Ended September 30, 2011
As Previously Reported		Amount Reclassified	As Reported Herein
Cost of services revenues	$39,711	$2,954	Cost of services and maintenance revenues	$42,665
Research and development	88,933	7,743	Research and development	96,676
Sales, marketing and services	212,985	10,982	Sales, marketing and services	223,967
General and administrative	77,586	(21,679)	General and administrative	55,907
Total	$419,215	$—	Total	$419,215

		Nine Months Ended September 30, 2011
As Previously Reported		Amount Reclassified	As Reported Herein
Cost of services revenues	$108,283	$8,462	Cost of services and maintenance revenues	$116,745
Research and development	254,963	23,635	Research and development	278,598
Sales, marketing and services	606,587	34,320	Sales, marketing and services	640,907
General and administrative	229,387	(66,417)	General and administrative	162,970
Total	$1,199,220	$—	Total	$1,199,220
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
Investments
Short-term and long-term investments at September 30, 2012 and December 31, 2011 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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

Inventory
Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories as of September 30, 2012 and December 31, 2011 primarily consist of finished goods.
Revenue Recognition
Net revenues include the following categories: Product and licenses, Software as a service, License updates and maintenance and Professional services. Product and license revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements, partner incentive programs and provisions for returns. Shipping charges billed to customers are included in Product and license revenue and the related shipping costs are included in Cost of product and license revenue. Software as a service revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term, which is typically 12 months. In addition, Software as a service revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. License updates and maintenance revenues consist of fees related to the Subscription Advantage program and maintenance fees, which include technical support and hardware and software maintenance. The Company licenses many of its virtualization products bundled with a one-year contract for its Subscription Advantage program. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Subscription Advantage and maintenance fees are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third-party commissions related to Subscription Advantage renewals. The capitalized commissions are amortized to Sales, marketing and services expense at the time the related deferred revenue is recognized as revenue. Hardware and software maintenance and support contracts are typically sold separately. Professional services revenues are comprised of fees from consulting services related to the implementation of the Company’s products and fees from product training and certification, which are recognized as the services are provided.
The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable.
The majority of the Company’s product and license revenue consists of revenue from the sale of stand-alone software products. Stand-alone software sales generally include a perpetual license to the Company’s software and is subject to the industry-specific software revenue recognition guidance. In accordance with this guidance, the Company allocates revenue to license updates related to its stand-alone software and any other undelivered elements of the arrangement based on vendor specific objective evidence (“VSOE”) of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.
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
The Company’s software as service ("SaaS") products are considered service arrangements per the authoritative guidance; accordingly, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when accounting for these service arrangements. Generally, the Company’s SaaS is sold separately and not bundled with the Enterprise division’s products and services.

In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. Allowances for estimated product returns amounted to approximately $2.4 million and $1.4 million at September 30, 2012 and December 31, 2011, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
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
The following table sets forth the computation of basic and diluted net income per share attributable to Citrix Systems, Inc. stockholders (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Citrix Systems, Inc. stockholders	$78,245	$92,176	$238,518	$247,623
Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	186,864	186,979	186,326	187,688
Effect of dilutive employee stock awards	2,807	2,751	2,956	3,467
Denominator for diluted earnings per share — weighted-average shares outstanding	189,671	189,730	189,282	191,155
Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$0.42	$0.49	$1.28	$1.32
Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$0.41	$0.49	$1.26	$1.30
Anti-dilutive weighted-average shares	3,355	3,587	3,336	2,023

4. ACQUISITIONS
2012 Acquisitions
Podio
In April 2012, the Company acquired all of the issued and outstanding securities of Podio ApS (“Podio”), a privately-held provider of a cloud-based collaborative work platform. Podio became part of the Company's Online Services division and expands the Company's offerings of integrated cloud-based support for team-based collaboration. The total consideration for this transaction was approximately $43.6 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.5 million, all of which the Company expensed during the nine months ended September 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. There were no transaction costs associated with the acquisition during the three months ended September 30, 2012. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 127,668 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
Bytemobile
In July 2012, the Company acquired all of the issued and outstanding securities of Bytemobile, Inc. (“Bytemobile”), a privately-held provider of data and video optimization solutions for mobile network operators. Bytemobile became part of the Company's Enterprise division and extends the Company's industry reach into the mobile and cloud markets. The total consideration for this transaction was approximately $400.7 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.1 million, all of which the Company expensed during the nine months ended September 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. There were no transaction costs associated with the acquisition during the three months ended September 30, 2012.
2012 Other Acquisitions
During the first quarter of 2012, the Company acquired all of the issued and outstanding securities of a privately-held company for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. This business became part of the Company’s Enterprise division. Transaction costs associated with the acquisition were approximately $0.5 million, of which the Company expensed $0.4 million during the nine months ended September 30, 2012, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. There were no transaction costs associated with the acquisition during the three months ended September 30, 2012. In addition, in connection with this acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of the Company's common stock and assumed certain stock options which are exercisable for 12,017 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
During the second quarter of 2012, the Company acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $15.4 million, net of $0.2 million of cash acquired. The businesses became part of the Company's Enterprise division. Transaction costs associated with the acquisitions were approximately $0.4 million, all of which the Company expensed during the nine months ended September 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. There were no transaction costs associated with the acquisitions during the three months ended September 30, 2012. In addition, in connection with the acquisitions, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 66,459 shares of the Company's common stock, for which the vesting period reset fully upon the closing of each respective transaction.
During the third quarter of 2012, the Company acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $5.3 million. One of the businesses became part of the Company's Enterprise division and the other became part of the Company's Online Services division. Transaction costs associated with the acquisitions were approximately $0.2 million, all of which the Company expensed during the three and nine months ended September 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisitions, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 13,487 shares of the Company's common stock, for which the vesting period reset fully upon the closing of each respective transaction.
The five acquisitions discussed in this section captioned 2012 Other Acquisitions will collectively be referred to herein as the "2012 Other Acquisitions".

Purchase Accounting for the Acquisitions in 2012
The purchase prices for the companies acquired in the first nine months of 2012, which include Podio, Bytemobile and the 2012 Other Acquisitions (collectively, the "2012 Acquisitions"), were allocated to the respective acquired company's net tangible and intangible assets based on their estimated fair values as of the date of the acquisition. The allocations of the total purchase prices are summarized below (in thousands):

	Podio		Bytemobile		2012 Other Acquisitions
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$1,906		$62,194		$2,585
Other assets	33		7,406		75
Property and equipment	—		2,464	Various	209	Various
Deferred tax assets, non-current	—		39,976		—
Intangible assets	24,600	4-5 years	251,400	1-9 years	29,002	3-5 years
Goodwill	25,503	Indefinite	202,113	Indefinite	44,794	Indefinite
Assets acquired	52,042		565,553		76,665
Current liabilities assumed	(609)		(58,723)		(7,494)
Long-term liabilities assumed	—		(4,195)		(7,760)
Deferred tax liabilities, non-current	(6,150)		(96,375)		(11,039)
Net assets acquired	$45,283		$406,260		$50,372
Current assets acquired in connection with the 2012 Acquisitions consisted primarily of cash and accounts receivable. Current liabilities assumed in connection with the 2012 Acquisitions consisted primarily of current portion of deferred revenues, short-term payables, other accrued expenses and short-term debt which was paid in full subsequent to the respective acquisition date. Long-term liabilities assumed in connection with the 2012 Acquisitions consisted of other long-term liabilities, long-term portion of deferred revenues and long-term debt which was paid in full subsequent to the respective acquisition date. The Company continues to evaluate certain income tax assets and liabilities related to the 2012 Acquisitions. Goodwill from the Podio, Bytemobile and the 2012 Other Acquisitions was assigned to the Company's division of which each business became a part, as indicated above. The goodwill related to the 2012 Acquisitions is not deductible for tax purposes. See Note 9 for segment information. The goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.
Revenues from the Podio, Bytemobile and the 2012 Other Acquisitions are included in the revenue of the Company's division of which each business became a part, as indicated above. The Company has included the effect of the 2012 Acquisitions in its results of operations prospectively from the date of each acquisition.
Identifiable intangible assets acquired in connection with the 2012 Acquisitions (in thousands) and their weighted-average lives are as follows:

	Podio	Asset Life	Bytemobile	Asset Life	2012 Other Acquisitions	Asset Life
Trade names	$—	—	$6,000	6.0 years	$—	—
Customer relationships	3,900	4.0 years	144,000	8.8 years	2,100	3.0 years
Core and product technologies	20,700	5.0 years	98,000	4.9 years	26,112	4.6 years
In-process R&D1	—	—	3,400	Indefinite	790	Indefinite
Total	$24,600		$251,400		$29,002

(1)
Capitalized acquired in-process R&D costs will remain capitalized until such time as the projects are complete, at which point they will be amortized, or they will be written off when it is probable the projects will not be completed.

The following pro-forma information combines the consolidated results of operations of the Company, Podio, Bytemobile, and the 2012 Other Acquisitions as if the acquisitions had occurred at the beginning of fiscal year 2011 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$642,392	$577,060	$1,862,370	$1,622,147
Income from operations	79,752	72,562	193,343	196,561
Net income	76,166	70,670	203,930	191,093
Per share - basic	0.41	0.38	1.09	1.02
Per share - diluted	0.40	0.37	1.08	1.00
2011 Acquisitions
Netviewer AG
In February 2011, the Company acquired all of the issued and outstanding securities of Netviewer AG (“Netviewer”), a privately-held European SaaS vendor in collaboration and IT services. Netviewer became part of the Company’s Online Services division and the acquisition enables the extension of its Online Services business in Europe. The total consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $3.1 million, of which the Company expensed $0.1 million and $0.9 million during the three and nine months ended September 30, 2011, respectively, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company recorded approximately $98.7 million of goodwill, which is not deductible for tax purposes, and acquired $28.8 million of identifiable intangible assets, of which $3.2 million is related to product related intangible assets and $25.6 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units, which were converted into the right to receive up to 99,100 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
Cloud.com
In July 2011, the Company acquired all of the issued and outstanding securities of Cloud.com, Inc. ("Cloud.com"), a privately-held provider of software infrastructure platforms for cloud providers. Cloud.com became part of the Company’s Enterprise division and the acquisition further establishes the Company as a leader in infrastructure for the growing cloud provider market. The total consideration for this transaction was approximately $158.8 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.9 million, of which the Company expensed $2.3 million and $2.9 million during the three and nine months ended September 30, 2011, respectively, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company recorded approximately $100.6 million of goodwill, which is not deductible for tax purposes, and acquired $89.0 million of identifiable intangible assets, of which $58.0 million is related to product related intangible assets and $31.0 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 288,742 shares of the Company's common stock and assumed certain stock options which are exercisable for 183,780 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
ShareFile
In October 2011, the Company acquired all of the issued and outstanding securities of Novel Labs, Inc. (d/b/a “ShareFile”), a privately-held provider of secure data sharing and collaboration solutions. ShareFile initially became part of the Company's Enterprise division, and in the first quarter of 2012 it was transferred to the Company's Online Services division. The total consideration for this transaction was approximately $54.0 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.7 million, of which the Company expensed $0.4 million during the three and nine months ended September 30, 2011 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company recorded approximately $49.4 million of goodwill, which is not deductible for tax purposes, and acquired $28.2 million of identifiable intangible assets, of which $16.0 million is related to product related intangible assets and $12.2 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 180,697 shares of the Company's common stock and assumed certain stock options which are exercisable for 390,775 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
App-DNA
In November 2011, the Company acquired all of the issued and outstanding securities of App-DNA, a privately-held company that specializes in application migration and management. App-DNA became part of the Company's Enterprise division. The total consideration for this transaction was approximately $91.3 million, net of $3.2 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $1.3 million, of which the Company expensed $0.4 million during the three and nine months ended September 30, 2011 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company recorded approximately $58.2 million of goodwill, which is not deductible for tax purposes, and acquired $44.8 million of identifiable intangible assets, of which $36.7 million is related to product related intangible assets and $8.1 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units, which were converted into the right to receive up to 114,487 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
2011 Other Acquisitions
During the first quarter of 2011, the Company acquired certain assets of a wholly-owned subsidiary of a privately-held company (the "2011 Other Acquisition") for total cash consideration of approximately $10.5 million. The Company accounted for this acquisition as a business combination in accordance with the authoritative guidance and it became part of the Company’s Enterprise division.
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
In connection with the 2011 Other Acquisition and the RingCube Acquisition, the Company recorded approximately $14.4 million of goodwill, which is not deductible for tax purposes, and acquired $30.6 million of identifiable intangible assets, of which $26.0 million is related to product related intangible assets and $4.6 million is related to other intangible assets.
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

5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	September 30, 2012				December 31, 2011
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$521,432	$3,570	$(30)	$524,972	$641,997	$4,506	$(279)	$646,224
Corporate securities	505,156	1,212	(139)	506,229	392,365	618	(1,190)	391,793
Municipal securities	29,393	27	(1)	29,419	80,004	57	(35)	80,026
Government securities	21,368	137	—	21,505	26,056	206	—	26,262
Total	$1,077,349	$4,946	$(170)	$1,082,125	$1,140,422	$5,387	$(1,504)	$1,144,305
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
For the three and nine months ended September 30, 2012, the Company received proceeds from sales of available-for-sale investments of $188.3 million and $891.0 million, respectively, and for the three and nine months ended September 30, 2011, it received proceeds from the sales of available-for-sale investments of $149.9 million and $545.6 million, respectively. The Company had no realized gains on the sales of available-for-sale investments during the three months ended September 30, 2012. For the nine months ended September 30, 2012, the Company had realized gains on the sales of available-for-sale investments of $3.5 million. For the three and nine months ended September 30, 2012, the Company had realized losses on available-for-sale investments of $0.2 million and $0.8 million, respectively, primarily related to prepayments at par of securities purchased at a premium. The Company had no realized gains on the sales of available-for-sale investments during the three months ended September 30, 2011. For the nine months ended September 30, 2011, the Company had realized gains on the sales of available-for-sale investments of $0.4 million. For the three and nine months ended September 30, 2011, the Company had realized losses on available-for-sale investments of $0.4 million and $1.4 million, respectively, primarily related to prepayments at par of securities purchased at a premium. All realized gains and losses related to the sales of available-for-sale investments are included in Other income (expense), net, in the accompanying condensed consolidated statements of income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2012 were approximately 6 months and 5 years, respectively.
Other-Than-Temporary Impairment on Available-for-Sale Investments
During the third quarter of 2012, one of the Company’s available-for-sale investments with a carrying amount of $5.0 million was determined to be other-than-temporarily impaired. As a result of this determination, the investment was written down to its fair value of $2.5 million, resulting in an impairment charge of $2.5 million. The impairment charge is included in Other income (expense), net in the accompanying condensed consolidated statements of income. See Note 6 for more information.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $0.2 million and $1.5 million as of September 30, 2012 and December 31, 2011, respectively. The decrease in gross unrealized losses when comparing September 30, 2012 to December 31, 2011 was primarily due to changes in interest rates. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $27.6 million and $32.2 million as of September 30, 2012 and December 31, 2011, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. The Company determined that two of its cost method investments were impaired and recorded a charge of $2.8 million during the third quarter of 2012. One of the companies in which the Company held a direct investment was acquired by a third party and as a result of such sale transaction the Company recorded a gain of $11.8 million, which was included in Other income (expense), net in the accompanying consolidated statements of income.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of September 30, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Money market funds	$73,067	$73,067	$—	$—
Corporate securities	35,299	—	35,299	—
Government securities	26,500	—	26,500	—
Municipal securities	4,199	—	4,199	—
Cash	185,062	185,062	—	—
Available-for-sale securities:
Agency securities	524,972	—	524,972	—
Corporate securities	506,229	—	502,751	3,478
Municipal securities	29,419	—	29,419	—
Government securities	21,505	—	21,505	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,112	—	4,112	—
Total assets	$1,410,364	$258,129	$1,148,757	$3,478
Accrued expenses and other current liabilities:
Foreign currency derivatives	4,624	—	4,624	—
Total liabilities	$4,624	$—	$4,624	$—
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
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The Company has invested in convertible debt securities of certain early-stage entities that are classified as available-for-sale investments and is included in purchases in the table below. As quoted prices in active markets or other observable inputs were not available for these investments, in order to measure them at fair value, the Company utilized a discounted cash flow model using a discount rate reflecting the market risk inherent in holding securities of an early-stage enterprise, adjusted by the probability-weighted exit possibilities associated with the convertible debt securities. Typically the discount rate used by the Company in measuring the fair value of investments in convertible debt securities of certain early-stage entities is commensurate with the nature and size of these entities. During the third quarter of 2012, one of these investments in a convertible debt security with a carrying amount of $5.0 million was determined to be impaired based on the discounted cash flow model referenced above and has been written down to its fair value of $2.5 million, resulting in an impairment charge of $2.5 million. The valuation performed to determine the fair value of the convertible debt security required the Company to make assumptions that were not directly or indirectly observable; accordingly it is a Level 3 valuation and is included in the table below. See Note 5 for more information regarding the Company’s available-for-sale investments.

Investments
(in thousands)
Balance at December 31, 2011	$3,696
Purchases of Level 3 securities	7,605
Transfers out of Level 3	(5,323)
Total realized losses included in earnings	(2,500)
Balance at September 30, 2012	$3,478
Transfers out of Level 3 relate to certain of the Company's investments in convertible debt securities of early-stage entities that were classified as available-for-sale investments to cost method investments upon conversion to equity ownership, which are included in Other assets in the accompanying condensed consolidated balance sheets. Realized losses included in earnings for the period are reported in Other income (expense), net in the accompanying condensed consolidated statements of income.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the third quarter of 2012, two of the Company's cost method investments with a combined carrying value of $11.0 million were determined to be impaired and have been written down to their combined fair value of $8.2 million, resulting in an impairment charge of $2.8 million. The impairment charge is included in Other income (expense), net in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2012. The fair value of the cost method investments represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable. See Note 5 for more information regarding cost method investments.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2012, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its Amended and Restated 2005 Employee Stock Purchase Plan (the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan and Second Amended and Restated 1995 Non-Employee Director Stock Option Plan.
Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 48,600,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of September 30, 2012, there were 30,945,043 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 18,964,539 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of September 30, 2012, 2,581,202 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $1.1 million and $3.0 million for the three and nine months ended September 30, 2012, respectively.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Income Statement Classifications	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost of services and maintenance revenues	$567	$448	$1,524	$1,112
Research and development	14,523	9,599	39,722	21,465
Sales, marketing and services	13,977	8,434	37,254	21,618
General and administrative	11,036	6,473	30,422	19,396
Total	$40,103	$24,954	$108,922	$63,591
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
The weighted average fair value of stock options granted during the three months ended September 30, 2012 was $23.07. The total intrinsic value of options exercised during the three and nine months ended September 30, 2012 was $39.8 million and $117.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of September 30, 2012, there was $83.5 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.80 years.

The assumptions used to value option grants under the 2005 Plan are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Expected volatility factor	0.43	0.50	0.38 - 0.43	0.38 - 0.50
Approximate risk free interest rate	0.52%	0.64%	0.52% - 0.68%	0.64% - 1.10%
Expected term (in years)	3.91	3.27	3.91	3.27
Expected dividend yield	0%	0%	0%	0%
Non-vested Stock Units
Performance Stock Units
The Company may award senior level employees non-vested performance stock units granted under the 2005 Plan. For 2011, as in prior years, the number of non-vested stock units underlying each award was determined following completion of the one-year performance period applicable to the award and was based on achievement of a specific corporate financial performance goal determined at the time of the award. If the performance goal was less than 90% attained, then no non-vested stock units would have been issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued was based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the award agreement. The Company was required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that were ultimately to be awarded in order to recognize compensation expense over the vesting period. Upon attainment of the performance goal, the non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals were not met, no compensation cost would have been recognized in that period and any previously recognized compensation cost would have been reversed. For awards of non-vested performance stock units made in 2011, the performance goal was achieved within the range of the graduated slope and there was no material adjustment to compensation cost related to non-vested stock units granted to executives. The Company did not grant any non-vested performance stock units during the first nine months of 2012, and no performance periods are currently open for non-vested performance stock units.
Market and Service Condition Stock Units
In March 2012, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 418,809 non-vested stock units, based on certain target market and service conditions. The number of non-vested stock units underlying each award will be determined within sixty days of the calendar year following the end of a three-year performance period ending December 31, 2014. The attainment level under the award will be based on the Company's total return to stockholders over the performance period compared to the return on the Nasdaq Composite Total Return Index (the "XCMP"). If the Company's return is positive and meets or exceeds the indexed return, the number of non-vested stock units issued will be based on interpolation, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement if the Company's return exceeds the indexed return by 40% or more. If the Company's return over the performance period is positive but underperforms the index, a number of non-vested stock units will be issued, below the target award, based on interpolation; however, no non-vested stock units will be issued if the Company's return underperforms the index by more than 20% over the performance period. In the event the Company's return to stockholders is negative but still meets or exceeds the indexed return, only 75% of the target award shall be issued. The extent to which the awardee will vest in the award, if at all, if the awardee is not employed by the Company at the end of the performance period is dependent upon the timing and character of the termination as provided in the award agreement. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company's common stock.
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
Unrecognized Compensation Related to Stock Units
As of September 30, 2012, the number of non-vested stock units outstanding, including performance awards, market and service condition awards and service-based awards, and including awards assumed in connection with acquisitions, was 3,578,361 and there was $209.4 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.26 years. See Note 4 for more information regarding the Company's acquisitions.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill as a result of the annual impairment test analysis completed during the fourth quarter of 2011. There were no indicators of impairment during the three and nine months ended September 30, 2012. Excluding goodwill, the Company has no intangible assets deemed to have indefinite lives. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the nine months ended September 30, 2012 (in thousands):

	Balance at January 1, 2012	Additions		Other		Balance at September 30, 2012
Enterprise division	$956,504	$245,900		$(53,949)	(2)	$1,148,455
Online Services division	282,616	26,481		46,821	(2)	355,918
Consolidated	$1,239,120	$272,381	(1)	$(7,128)		$1,504,373

(1)	Amount primarily relates to acquisitions. See Note 4 for more information regarding the Company’s acquisitions.

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

Intangible Assets
The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. Intangible assets consist of the following (in thousands):

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$618,565	$317,332	$472,582	$268,332
Other	434,038	160,247	274,816	135,694
Total	$1,052,603	$477,579	$747,398	$404,026
Amortization of product related intangible assets, which consists primarily of product-related technologies and patents, was $22.9 million and $14.7 million for the three months ended September 30, 2012 and 2011, respectively, and $56.6 million and $39.9 million for the nine months ended September 30, 2012 and 2011, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $9.8 million and $4.4 million for the three months ended September 30, 2012 and 2011, respectively, and $25.5 million and $11.9 million for the nine months ended September 30, 2012 and 2011, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income. The Company monitors its intangible assets for indicators of impairment. If the Company determines that an impairment has occurred, it will write-down the intangible asset to its fair value. For the nine months ended September 30, 2012, Amortization of other intangible assets includes a $5.2 million impairment related to the Company's decision to contribute its CloudStack tradename acquired in conjunction with its acquisition of Cloud.com to the Apache Software Foundation. As a result, the carrying value of the CloudStack tradename was written down to zero. See Note 4 for more information regarding the Company's acquisitions.
Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2012	$114,754
2013	123,905
2014	115,952
2015	94,321
2016	73,071
9. SEGMENT INFORMATION
The Company’s revenues are derived from sales of its Enterprise division products which include its Desktop Solutions, Datacenter and Cloud Solutions and related professional services and from sales of its Online Services division's web collaboration, connectivity, remote support and data sharing products. The Enterprise division and the Online Services division constitute the Company’s two reportable segments.
The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise division products and Online Services division products. Segment profit for each segment includes certain research and development, sales, marketing and services and general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, amortization of product related intangible assets, amortization of other intangible assets, net interest and other income (expense), net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies. In the first quarter of 2012, the Company transferred the business acquired in its acquisition of ShareFile from its Enterprise division to its Online Services division.

Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues:
Enterprise division	$511,763	$455,790	$1,470,225	$1,271,217
Online Services division	129,659	109,558	375,902	315,809
Consolidated	$641,422	$565,348	$1,846,127	$1,587,026
Segment profit:
Enterprise division	$130,566	$124,835	$371,515	$341,903
Online Services division	24,720	23,907	64,828	54,660
Unallocated expenses (1):
Amortization of intangible assets	(32,768)	(19,109)	(82,064)	(51,796)
Restructuring	—	—	—	(24)
Net interest and other income (expense)	8,483	(1,861)	15,636	10,799
Stock-based compensation	(40,103)	(24,954)	(108,922)	(63,591)
Consolidated income before income taxes	$90,898	$102,818	$260,993	$291,951

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.
Revenues by Product Grouping
Revenues by product grouping for the Company’s Enterprise division and Online Services division were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues:
Enterprise division
Desktop Solutions revenues(1)	$348,624	$315,983	$1,029,895	$909,751
Datacenter and Cloud Solutions revenues(2)	127,474	111,155	339,296	282,081
Professional services(3)	31,022	23,210	86,141	63,991
Other	4,643	5,442	14,893	15,394
Total Enterprise division revenues	511,763	455,790	1,470,225	1,271,217
Online Services division revenues	129,659	109,558	375,902	315,809
Total net revenues	$641,422	$565,348	$1,846,127	$1,587,026

(1)
Desktop Solutions revenues are primarily comprised of sales from the Company’s desktop virtualization product, XenDesktop, and the Company’s application virtualization product, XenApp, and related license updates and technical support.

(2)
Datacenter and Cloud Solutions revenues are primarily comprised of sales from the Company’s cloud networking products, which include NetScaler, Branch Repeater, Access Gateway and Bytemobile, and the Company’s cloud solutions products which include CloudPlatform (formerly CloudStack) and CloudPortal Business Manager (formerly CloudPortal) and related license updates and maintenance.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification.

Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenues:
Enterprise division
Americas	$281,896	$262,629	$794,148	$715,104
EMEA	164,149	136,794	488,196	406,116
Asia-Pacific	65,718	56,367	187,881	149,997
Total Enterprise division revenues	511,763	455,790	1,470,225	1,271,217
Online Services division
Americas	109,935	92,975	319,946	271,925
EMEA	15,941	14,074	45,974	36,795
Asia-Pacific	3,783	2,509	9,982	7,089
Total Online Services division revenues	129,659	109,558	375,902	315,809
Total net revenues	$641,422	$565,348	$1,846,127	$1,587,026
10. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of September 30, 2012, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months and the maximum term is 18 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $0.4 million and $5.2 million at September 30, 2012 and December 31, 2011, respectively, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The net unrealized loss as of September 30, 2012 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$4,068	Prepaid expenses and other current assets	$2,762	Accrued expenses and other current liabilities	$4,494	Accrued expenses and other current liabilities	$8,252

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$44	Prepaid expenses and other current assets	$69	Accrued expenses and other current liabilities	$130	Accrued expenses and other current liabilities	$202
The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2012	2011		2012	2011
Foreign currency forward contracts	$4,765	$(11,490)	Operating expenses	$(2,530)	$3,672

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2012	2011		2012	2011
Foreign currency forward contracts	$4,727	$(10,233)	Operating expenses	$(4,836)	$9,166

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2012	2011
Foreign currency forward contracts	Other income (expense), net	$(604)	$(456)

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2012	2011
Foreign currency forward contracts	Other income (expense), net	$(1,943)	$958
Outstanding Foreign Currency Forward Contracts
As of September 30, 2012, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 8,388
British pounds sterling	GBP 40,499
Canadian dollars	CAD 8,584
Chinese renminbi	CNY 29,002
Danish krone	DKK 5,620
Euro	EUR 32,459
Hong Kong dollars	HKD 55,307
Indian rupees	INR 619,524
Japanese yen	JPY 528,637
New Zealand dollars	NZD 1,680
Singapore dollars	SGD 12,689
Swiss francs	CHF 13,688
11. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $37.7 million and $79.2 million as of September 30, 2012 and December 31, 2011, respectively. The decrease in the net unrecognized tax benefits when comparing September 30, 2012 to December 31, 2011 was primarily due to the closure of IRS examinations for the tax years 2004 through 2008. In addition, certain deferred tax liabilities were reclassified from short-term to long-term as currently pending matters have been closed with the IRS. All amounts included in the balance at September 30, 2012 for tax positions would affect the annual effective tax rate. The Company has no amounts accrued for the payment of interest and penalties as of September 30, 2012.
The Company and one or more of its subsidiaries is subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2008.
In June 2010, the Company reached a settlement in principle with the Internal Revenue Service (“IRS”) regarding certain previously disclosed income tax deficiencies asserted in a Revenue Agent’s Report (the “RAR”), the terms of which were approved in June 2012 (the "Final Approval"). Under the terms of the settlement, the Company agreed to an assessment of income tax deficiencies in full settlement of all open claims under the RAR and resolved with finality for future years all of the transfer pricing issues raised in the RAR. Based on this, the Company incurred a charge of $13.1 million in 2010 in accordance with the authoritative guidance. In connection with the Final Approval, the Company finalized the tax deficiency calculations and formally closed all of its open issues with the IRS relating to the 2004 and 2005 tax years. Because there were no changes from the agreement reached in 2010, no additional amounts have been included in income tax (benefit) expense during 2012.

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
The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At September 30, 2012, the Company had approximately $17.8 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 13.9% and 10.4% for the three months ended September 30, 2012 and 2011, respectively, and 8.6% and 15.4% for the nine months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate when comparing the three months ended September 30, 2012 to the three months ended September 30, 2011 was primarily due to a research and development tax credit not yet extended for the 2012 taxable year. The decrease in the effective tax rate when comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011 was primarily due to the impact of the IRS settlement for the tax years 2006 through 2008.
The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States.
12. TREASURY STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $3.4 billion, of which $400.0 million was approved in July 2012. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2012, approximately $411.7 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan. Additionally, from time to time, the Company may enter into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the term of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions. As of September 30, 2012, the Company did not have any prepaid notional amounts outstanding under structured stock repurchase programs and it has not made any up-front payments to financial institutions related to structured stock repurchase agreements in 2012.
During the three months ended September 30, 2012, the Company expended approximately $75.0 million on open market purchases, repurchasing 983,200 shares of outstanding common stock at an average price of $76.24. During the nine months ended September 30, 2012, the Company expended approximately $175.0 million on open market purchases, repurchasing 2,361,800 shares of outstanding common stock at an average price of $74.08.

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
Shares for Tax Withholding
During the three months ended September 30, 2012, the Company withheld 31,733 shares from stock units that vested, totaling $2.5 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2012, the Company withheld 227,604 shares from stock units that vested, totaling $17.5 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
During the three months ended September 30, 2011, the Company withheld 1,998 shares from stock units that vested, totaling $0.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2011, the Company withheld 165,738 shares from stock units that vested, totaling $12.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
The Company has operating lease obligations through 2018 related to two properties that are not utilized. At September 30, 2012, the total remaining obligation on these leases was approximately $4.7 million, of which $1.9 million was accrued as of September 30, 2012, and is reflected, as applicable, in Accrued expenses and other current liabilities and Other liabilities in the accompanying condensed consolidated balance sheets. In calculating these accruals, the Company made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. The Company periodically re-evaluates its estimates related to these vacant facilities.
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
On April 11, 2008, SSL Services, LLC (“SSL Services”) filed a suit for patent infringement against the Company in the United States District Court for the Eastern District of Texas (the “SSL Matter”). SSL Services alleged that the Company infringed U.S. Patent Nos. 6,061,796 (the `“'796 patent”) and 6,158,011 (the “'011 patent”). The Company denied infringement and asserted that the patents-in-suit were invalid. A jury trial was held on SSL Services' claims, and on June 18, 2012, the jury found that the Company does not infringe the '796 patent and found that the Company willfully infringes the '011 patent through the sale and use of certain products. The jury awarded SSL Services $10.0 million. On September 17, 2012, the court issued a final judgment confirming the jury award of $10.0 million in damages and added $5.0 million in enhanced damages and approximately $5.0 million in prejudgment interest on the damages award. The Company does not believe that any of its products infringe the '011 patent, and the Company believes that the '011 patent is invalid. In a separate action, in July 2012, the U.S. Patent and Trademark Office issued a final rejection of the asserted claims of the '011 patent on invalidity grounds, accordingly, no accrual has been made related to this matter. The Company intends to appeal the district court's judgment on the '011 patent.

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
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2012. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
In 2011, we saw uncertainties surrounding IT spending, particularly in the European markets. Throughout the third quarter of 2012, we encountered hesitancy on the part of customers in initiating large capital projects causing an unusually large number of opportunities to be pushed into the future or to be split into smaller transactions with only a portion of those transactions closing in the third quarter of 2012. This dynamic was experienced across our different markets and products but was most pronounced in North America and contributed to our flat Product and licenses revenue results when comparing the third quarter of 2012 to the third quarter of 2011. See our Summary of Results section below.
The continued economic uncertainty may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition, particularly in North America and Europe.
For the remainder of 2012, we plan to sustain the long-term growth of our businesses around the world by: expanding our go-to-market reach, customer touch and consulting and technical support capacity; investing in product innovation, bringing new technologies to market and improving integration across our product portfolio to drive simplicity, differentiation and customer experience; and making selective and strategic acquisitions of technology, talent and/or businesses. In 2013, we expect to continue these efforts as well as focus on helping our customers embrace and power mobile workstyles and build cloud infrastructure so cloud services can be delivered virtually anywhere with a high quality user experience.
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
Summary of Results
For the three months ended September 30, 2012 compared to the three months ended September 30, 2011, a summary of our results included:

•	Product and licenses revenue increased 0.9% to $195.7 million;

•	Software as a service revenue increased 18.3% to $129.7 million;

•	License updates and maintenance revenue increased 19.4% to $285.1 million;

•	Professional services revenue increased 33.7% to $31.0 million;

•	Operating income decreased 21.3% to $82.4 million; and

•	Diluted net income per share decreased 15.1% to $0.41.

The increase in our Product and licenses revenue was not significant. See our Executive Summary above for factors contributing to our Product and licenses revenue results. We currently target our Product and licenses revenue to increase when comparing the fourth quarter of 2012 to the third quarter of 2012. Our Software as a service revenue increased due to increased sales of our web collaboration products, led by GoToMeeting. The increase in License updates and maintenance revenue was primarily due to an increase in sales and renewals of our Subscription Advantage product and an increase in maintenance revenues, primarily driven by increased sales of our Datacenter and Cloud Solutions products, led by NetScaler. Professional services revenue increased primarily due to increases in consulting revenues related to increased implementation sales of our Enterprise division’s products. We currently target that total revenue to increase when comparing the fourth quarter of 2012 to the third quarter of 2012. In addition, when comparing the 2012 fiscal year to the 2011 fiscal year we target total revenue to increase. The decrease in Operating income and diluted net income per share when comparing the third quarter of 2012 to the third quarter of 2011 was primarily due to an increase in stock-based compensation costs primarily related to our annual stock grant and our recent acquisitions and an increase in amortization of intangible assets primarily related to our recent acquisitions.
2012 Acquisitions
Podio
In April 2012, we acquired all of the issued and outstanding securities of Podio ApS, or Podio, a privately-held provider of a cloud-based collaborative work platform. Podio became part of our Online Services division and expands our offerings of integrated cloud-based support for team-based collaboration. The total consideration for this transaction was approximately $43.6 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.5 million, all of which we expensed during the nine months ended September 30, 2012 and are included in General and administrative expense in our condensed consolidated statements of income. There were no transaction costs associated with the acquisition during the three months ended September 30, 2012. In addition, in connection with the acquisition, we assumed non-vested stock units, which were converted into the right to receive up to 127,668 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
Bytemobile
In July 2012, we acquired all of the issued and outstanding securities of Bytemobile, a privately-held provider of data and video optimization solutions for mobile network operators. Bytemobile became part of our Enterprise division and extends our industry reach into the mobile and cloud markets. The total consideration for this transaction was approximately $400.7 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.1 million, all of which we expensed during the nine months ended September 30, 2012 and are included in General and administrative expense in our condensed consolidated statements of income. There were no transaction costs associated with the acquisition during the three months ended September 30, 2012.
2012 Other Acquisitions
During the first quarter of 2012, we acquired all of the issued and outstanding securities of a privately-held company for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. This target's business became part of our Enterprise division. Transaction costs associated with the acquisition were approximately $0.5 million, of which we expensed $0.4 million during the nine months ended September 30, 2012 and are included in General and administrative expense in our condensed consolidated statements of income. There were no transaction costs associated with the acquisition during the three months ended September 30, 2012. In addition, in connection with this acquisition, we assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of our common stock and assumed certain stock options which are exercisable for 12,017 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
During the second quarter of 2012, we acquired all of the issued and outstanding securities of two privately-held companies for total cash consideration of approximately $15.4 million, net of $0.2 million of cash acquired. The targets' businesses became part of our Enterprise division. Transaction costs associated with the acquisitions were approximately $0.4 million, all of which we expensed during the nine months ended September 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. There were no transaction costs associated with the acquisition during the three months ended September 30, 2012. In addition, in connection with these acquisitions, we assumed non-vested stock units which were converted into the right to receive up to 66,459 shares of our common stock, for which the vesting period reset fully upon the closing of each respective transaction.
During the third quarter of 2012, we acquired all of the issued and outstanding securities of two privately-held companies for total cash consideration of approximately $5.3 million. One of the targets became part of our Enterprise division and the other became part of our Online Services division. Transaction costs associated with the acquisitions were approximately $0.2 million, all of which we expensed during the three and nine months ended September 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with these acquisitions, we assumed non-vested stock units which were converted into the right to receive up to 13,487 shares of our common stock, for which the vesting period reset fully upon the closing of each respective transaction.
We have included the effects of all of the companies acquired in 2012 in our results of operations prospectively from the date of the acquisition. We do not currently target that revenue from companies acquired in 2012 will be material for the remainder of 2012.
2011 Acquisitions
Netviewer AG
In February 2011, we acquired all of the issued and outstanding securities of Netviewer, a privately-held European SaaS vendor in collaboration and IT services. Netviewer became part of our Online Services division and the acquisition enables the extension of our Online Services business in Europe. The total consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $3.1 million, of which we expensed $0.1 million and $0.9 million during the three and nine months ended September 30, 2011, respectively, and are included in General and administrative expense in our condensed consolidated statement of income. In addition, in connection with the acquisition, we assumed non-vested stock units, which were converted into the right to receive up to 99,100 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
Cloud.com
In July 2011, we acquired all of the issued and outstanding securities of Cloud.com, a privately-held provider of software infrastructure platforms for cloud providers. Cloud.com became part of our Enterprise division and the acquisition further establishes us as a leader in infrastructure for the growing cloud provider market. The total consideration for this transaction was approximately $158.8 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.9 million, of which we expensed $2.3 million and $2.9 million during the three and nine months ended September 30, 2011, respectively, and are included in General and administrative expense in our condensed consolidated statement of income. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 288,742 shares of our common stock and assumed certain stock options which are exercisable for 183,780 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction. In the first quarter of 2012, we made a decision to contribute our CloudStack tradename acquired in conjunction with our acquisition of Cloud.com to the Apache Software Foundation and recorded a $5.2 million impairment charge which is included in Amortization of other intangible assets in our condensed consolidated statements of income for the nine months ended September 30, 2012.
RingCube
In August 2011, we acquired all of the issued and outstanding securities of RingCube, a privately-held company that specializes in user personalization technology for virtual desktops. RingCube became part of our Enterprise division and the acquisition further solidifies our position in desktop virtualization. The total consideration for this transaction was approximately $32.2 million, net of $0.5 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which we expensed $0.5 million and $0.6 million during the three and nine months ended September 30, 2011, respectively, and are included in General and administrative expense in our condensed consolidated statement of income. In addition, in connection with the RingCube acquisition, we assumed non-vested stock units, which were converted into the right to receive up to 58,439 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
ShareFile
In October 2011, we acquired all of the issued and outstanding securities of ShareFile, a privately-held provider of secure data sharing and collaboration solutions. ShareFile initially became part of our Enterprise division and in the first quarter of 2012 it was transferred to our Online Services division. The total consideration for this transaction was approximately $54.0 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.7 million, of which we expensed $0.4 million during the three and nine months ended September 30, 2011 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 180,697 shares of our common stock and assumed certain stock options which are exercisable for 390,775 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.

App-DNA
In November 2011, we acquired all of the issued and outstanding securities of App-DNA. App-DNA specializes in application migration and management and became part of our Enterprise division. The total consideration for this transaction was approximately $91.3 million, net of $3.2 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $1.3 million, of which we expensed $0.4 million during the three and nine months ended September 30, 2011 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 114,487 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
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

Results of Operations
The following table sets forth our condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2012 vs. September 30, 2011	September 30, 2012 vs. September 30, 2011
	2012	2011	2012	2011
Revenues:
Product and licenses	$195,690	$193,880	$561,971	$515,466	0.9%	9.0%
Software as a service	129,659	109,558	375,902	315,809	18.3	19.0
License updates and maintenance	285,051	238,710	822,113	691,771	19.4	18.8
Professional services	31,022	23,200	86,141	63,980	33.7	34.6
Total net revenues	641,422	565,348	1,846,127	1,587,026	13.5	16.3
Cost of net revenues:
Cost of product and license revenues	24,218	22,345	63,876	54,834	8.4	16.5
Cost of services and maintenance revenues	58,920	42,665	166,328	116,745	38.1	42.5
Amortization of product related intangible assets	22,930	14,679	56,565	39,920	56.2	41.7
Total cost of net revenues	106,068	79,689	286,769	211,499	33.1	35.6
Gross margin	535,354	485,659	1,559,358	1,375,527	10.2	13.4
Operating expenses:
Research and development	114,713	96,676	328,363	278,598	18.7	17.9
Sales, marketing and services	263,136	223,967	773,732	640,907	17.5	20.7
General and administrative	65,252	55,907	186,407	162,970	16.7	14.4
Amortization of other intangible assets	9,838	4,430	25,499	11,876	122.1	114.7
Restructuring	—	—	—	24	*	*
Total operating expenses	452,939	380,980	1,314,001	1,094,375	18.9	20.1
Income from operations	82,415	104,679	245,357	281,152	(21.3)	(12.7)
Interest income	2,059	3,085	7,965	10,751	(33.3)	(25.9)
Other income, net	6,424	(4,946)	7,671	48	*	*
Income before income taxes	90,898	102,818	260,993	291,951	(11.6)	(10.6)
Income tax (benefit) expense	12,653	10,642	22,475	45,020	18.9	(50.1)
Consolidated net income	78,245	92,176	238,518	246,931	(15.1)	(3.4)
Less: Net loss attributable to non-controlling interest	—	—	—	692	*	*
Net income attributable to Citrix Systems, Inc.	$78,245	$92,176	$238,518	$247,623	(15.1)%	(3.7)%

*	not meaningful

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

•
Our Datacenter and Cloud Solutions, comprised primarily of our cloud networking products, which include NetScaler, Branch Repeater, Access Gateway and Bytemobile, and our cloud solutions products, which include CloudPlatform (formerly CloudStack) and CloudPortal Business Manager (formerly CloudPortal).

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

•	Our maintenance fees, which include technical support and hardware and software maintenance, and which are recognized ratably over the contract term.
Professional services revenues are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2012	September 30, 2012
	2012	2011	2012	2011	vs. September 30, 2011	vs. September 30, 2011
	(In thousands)
Product and licenses	$195,690	$193,880	$561,971	$515,466	$1,810	$46,505
Software as a service	129,659	109,558	375,902	315,809	20,101	60,093
License updates and maintenance	285,051	238,710	822,113	691,771	46,341	130,342
Professional services	31,022	23,200	86,141	63,980	7,822	22,161
Total net revenues	$641,422	$565,348	$1,846,127	$1,587,026	$76,074	$259,101
Product and Licenses
The increase in Product and licenses revenue for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was not significant. Product and licenses revenue increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to increased sales of our Datacenter and Cloud Solutions of $24.0 million, led by NetScaler, and due to increased sales of Desktop Solutions of $23.2 million, led by XenDesktop. The results of Product and licenses revenue were primarily due to the factors discussed in the Executive Summary section above. We currently target Product and licenses revenue to increase when comparing the fourth quarter of 2012 to the fourth quarter of 2011.

Software as a Service
Software as a service revenue increased for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 primarily due to increased sales of our web collaboration products, led by GoToMeeting. We are currently targeting that Software as a service revenue will increase when comparing the fourth quarter of 2012 to the fourth quarter of 2011.
License Updates and Maintenance
License updates and maintenance revenue increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to an increase in sales and renewals of our Subscription Advantage product of $29.4 million, and an increase in maintenance revenues of $11.1 million, primarily driven by increased sales of our Datacenter and Cloud Solutions products, led by NetScaler. License updates and maintenance revenue increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to an increase in sales and renewals of our Subscription Advantage product of $81.6 million and an increase in maintenance revenues of $30.6 million, primarily driven by increased sales of our Datacenter and Cloud Solutions products, led by NetScaler. We are currently targeting that License updates and maintenance revenue will increase when comparing the fourth quarter of 2012 to the fourth quarter of 2011.
Professional Services
Professional services revenue increased for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 primarily due to increases in consulting revenues related to increased implementation sales of our Enterprise division’s products. We currently target Professional services revenue to increase when comparing the fourth quarter of 2012 to the fourth quarter of 2011 consistent with the targeted increase in Product and licenses revenue described above.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance contracts for our software and hardware products. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. Deferred revenues increased approximately $93.3 million as of September 30, 2012 compared to December 31, 2011 primarily due to an increase in new and renewal sales of our Subscription Advantage product, led by XenDesktop, of $30.1 million; an increase in offerings resulting from deferred revenue acquired in our acquisition of Bytemobile of $17.9 million; an increase in sales of maintenance contracts, led by sales of NetScaler, of $17.7 million; an increase in support sales related to our Enterprise division's products of $16.0 million and increased sales of our SaaS products of $8.8 million. Also contributing to the increase in deferred revenue is an increase in multi-year contracts with our larger customers. We currently anticipate that deferred revenues will continue to increase throughout the remainder of 2012.
International Revenues
International revenues (sales outside the United States) accounted for approximately 43.7% of our net revenues for the three months ended September 30, 2012 and 41.9% of our net revenues for the three months ended September 30, 2011. International revenues accounted for approximately 44.4% of our net revenues for the nine months ended September 30, 2012 and 43.8% of our net revenues for the nine months ended September 30, 2011. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.
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

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2012	September 30, 2012
	2012	2011	2012	2011	vs. September 30, 2011	vs. September 30, 2011
Enterprise division	$511,763	$455,790	$1,470,225	$1,271,217	12.3%	15.7%
Online Services division	129,659	109,558	375,902	315,809	18.3%	19.0%
Net revenues	$641,422	$565,348	$1,846,127	$1,587,026	13.5%	16.3%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.
Cost of Net Revenues

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2012	September 30, 2012
	2012	2011	2012	2011	vs. September 30, 2011	vs. September 30, 2011
	(In thousands)
Cost of product and license revenues	$24,218	$22,345	$63,876	$54,834	$1,873	$9,042
Cost of services and maintenance revenues	58,920	42,665	166,328	116,745	16,255	49,583
Amortization of product related intangible assets	22,930	14,679	56,565	39,920	8,251	16,645
Total cost of net revenues	$106,068	$79,689	$286,769	$211,499	$26,379	$75,270
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
Cost of product and license revenues increased for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 primarily due to increased revenue of our Datacenter and Cloud products, many of which contain hardware components that have a higher cost than our other products. We are currently targeting that Cost of product and license revenues will increase when comparing the fourth quarter of 2012 to the fourth quarter of 2011 consistent with the targeted increase in Product and licenses revenue as discussed above.
Cost of services and maintenance revenues increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 by $11.5 million primarily due to the increase in sales of maintenance and consulting contracts related to our Enterprise division's products. Cost of services and maintenance revenues also increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 by $4.8 million primarily due to increased sales of our web collaboration products and continuing investment in infrastructure to support the voice and video offerings in our web collaboration products. We are currently targeting that Cost of services and maintenance revenues will increase when comparing the fourth quarter of 2012 to the fourth quarter of 2011, consistent with the targeted increases in Professional services revenue and Software as a service revenue as discussed above.
Cost of services and maintenance revenues increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 by $30.5 million primarily due to the increase in sales of maintenance and consulting contracts related to our Enterprise division's products. Cost of services and maintenance revenues also increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 by $17.4 million due to increased sales of our web collaboration products and continuing investment in infrastructure to support the voice and video offerings in our web collaboration products.

Gross Margin
Gross margin as a percentage of revenue was 83.5% for the three months ended September 30, 2012 and 85.9% for the three months ended September 30, 2011. Gross margin as a percentage of revenue was 84.5% for the nine months ended September 30, 2012 and 86.7% for the nine months ended September 30, 2011. The decrease in gross margin as a percentage of net revenue is primarily due to the increase in sales of products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. When comparing the fourth quarter of 2012 to the fourth quarter of 2011, we expect a slight decline in gross margin, consistent with our targeted increase in sales of our hardware products and sales of our services.
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
Research and Development Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2012	September 30, 2012
	2012	2011	2012	2011	vs. September 30, 2011	vs. September 30, 2011
	(In thousands)
Research and development	$114,713	$96,676	$328,363	$278,598	$18,037	$49,765
Research and development expenses consisted primarily of personnel-related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to a $7.5 million increase in compensation and other employee-related costs, primarily related to increased headcount due to strategic hiring and acquisitions, and an increase in stock-based compensation expense of $4.9 million, primarily related to awards granted to new and existing employees and assumed in conjunction with our acquisitions. Also contributing to the increase in Research and development expenses when comparing the three months ended September 30, 2012 to the three months ended September 30, 2011 is a $3.3 million increase in facilities costs and related depreciation, consistent with the increase in headcount.
Research and development expenses increased during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a $23.0 million increase in compensation and other employee-related costs, primarily related to increased headcount due to strategic hiring and acquisitions, and an increase in stock-based compensation expense of $18.3 million, primarily related to awards assumed in conjunction with our acquisitions and awards granted to new and existing employees.
Sales, Marketing and Services Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2012	September 30, 2012
	2012	2011	2012	2011	vs. September 30, 2011	vs. September 30, 2011
	(In thousands)
Sales, marketing and services	$263,136	$223,967	$773,732	$640,907	$39,169	$132,825
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

Sales, marketing and services expenses increased during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to a $26.9 million increase in compensation, including variable and stock-based compensation and employee-related costs due to additional headcount in our sales force and technical services group, as well as from our acquisitions. Also contributing to the increase in Sales, marketing and services expense when comparing the three months ended September 30, 2012 to the three months ended September 30, 2011 is a $4.3 million increase in facilities costs and related depreciation, consistent with the increase in headcount.
Sales, marketing and services expenses increased during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a $98.7 million increase in compensation, including variable and stock-based compensation and employee-related costs due to additional headcount in our sales force and technical services group, as well as from our acquisitions. Also contributing to the increase in Sales, marketing and services expense when comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011 is a $12.9 million increase in facilities costs and related depreciation consistent with the increase in headcount.
General and Administrative Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2012	September 30, 2012
	2012	2011	2012	2011	vs. September 30, 2011	vs. September 30, 2011
	(In thousands)
General and administrative	$65,252	$55,907	$186,407	$162,970	$9,345	$23,437
General and administrative expenses consisted primarily of personnel-related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to an increase in compensation and employee related costs of $5.3 million due to additional headcount, primarily in operations, as well as from our acquisitions. Also contributing to the increase in General and administrative expense when comparing the three months ended September 30, 2012 to the three months ended September 30, 2011 is an increase in stock-based compensation expense of $4.6 million related to stock-based awards granted to new and existing employees and assumed in connection with acquisitions.
General and administrative expenses increased for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to an increase in compensation and employee related costs of $12.4 million due to additional headcount, primarily in IT, facilities and operations, as well as from our acquisitions. Also contributing to the increase in General and administrative expense when comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011 is an increase in stock-based compensation expense of $11.0 million related to stock-based awards granted to new and existing employees and assumed in connection with acquisitions.
2012 Operating Expense Outlook
When comparing the fourth quarter of 2012 to the third quarter of 2012, we are targeting an increase in Sales, marketing and services expenses as we continue to increase the number of headcount to expand our go-to-market reach and customer touch, as well as increasing consulting and technical support capacity.
Amortization of Other Intangible Assets

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2012	September 30, 2012
	2012	2011	2012	2011	vs. September 30, 2011	vs. September 30, 2011
	(In thousands)
Amortization of other intangible assets	$9,838	$4,430	$25,499	$11,876	$5,408	$13,623
The increase in Amortization of other intangible assets when comparing the three months ended September 30, 2012 to the three months ended September 30, 2011 was primarily due to amortization of other intangible assets acquired in conjunction with our acquisitions, primarily Bytemobile. The increase in Amortization of other intangible assets when comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011 was primarily due to amortization of other intangible assets acquired in conjunction with our acquisitions. Also contributing to the increase in

Amortization of other intangible assets when comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011 is a $5.2 million impairment related to our decision to contribute our CloudStack tradename acquired in conjunction with our acquisition of Cloud.com to the Apache Software Foundation. For additional information regarding our acquisitions see Note 4 to our condensed consolidated financial statements and for more information regarding our intangible assets see Note 8 to our condensed consolidated financial statements.
Other Income (Expense), Net

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2012	September 30, 2012
	2012	2011	2012	2011	vs. September 30, 2011	vs. September 30, 2011
	(In thousands)
Other income (expense), net	$6,424	$(4,946)	$7,671	$48	$11,370	$7,623
Other income (expense), net is primarily comprised of remeasurement of foreign currency transaction gains (losses) and realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary, if any, recognized gains (losses) related to investments and interest expense, which was not material for all periods presented. The increase in Other income (expense), net, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is primarily due to a net gain recognized on available-for-sale and cost method investments. The increase in Other income (expense), net, during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is primarily due to a net gain recognized on available-for-sale and cost method investments of $17.2 million partially offset by a loss on remeasurement of our foreign currency transactions of $9.0 million. For more information on our available-for sale and cost method investments, see Note 5 to our condensed consolidated financial statements.
Income Taxes
As of September 30, 2012, our net unrecognized tax benefits totaled approximately $37.7 million as compared to $79.2 million as of December 31, 2011. The decrease in the net unrecognized tax benefits when comparing September 30, 2012 to December 31, 2011 was primarily due to the closure of IRS examinations for the tax years 2004 through 2008. In addition, certain deferred tax liabilities were reclassified from short-term to long-term as currently pending matters have been closed with the IRS. All amounts included in this balance affect the annual effective tax rate. We have no amounts accrued for the payment of interest and penalties as of September 30, 2012.
We and certain of our subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years prior to 2008.
In June 2010, we reached a settlement in principle with the IRS regarding certain previously disclosed income tax deficiencies asserted in a Revenue Agent’s Report, or RAR, the terms of which were approved in June 2012, which is referred to as the Final Approval. Under the terms of the settlement, we agreed to an assessment of income tax deficiencies in full settlement of all open claims under the RAR and resolved with finality for future years all of the transfer pricing issues raised in the RAR. Based on this, we incurred a charge of $13.1 million in 2010 in accordance with the authoritative guidance. In connection with the Final Approval, we finalized the tax deficiency calculations and formally closed all of our open issues with the IRS relating to the 2004 and 2005 tax years. Because there were no changes from the agreement reached in 2010, there were no additional amounts included in income tax (benefit) expense during 2012.
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

We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At September 30, 2012, we had approximately $17.8 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 13.9% for the three months ended September 30, 2012 and 10.4% for the three months ended September 30, 2011 and our effective tax rate was approximately 8.6% for the nine months ended September 30, 2012 and 15.4% for the nine months ended September 30, 2011. The increase in the effective tax rate when comparing the three months ended September 30, 2012 to the three months ended September 30, 2011 was primarily due to a research and development tax credit not yet extended for the 2012 taxable year. The decrease in the effective tax rate when comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011 was primarily due to the impact of the IRS settlement for the tax years 2006 through 2008.
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
Liquidity and Capital Resources
During the nine months ended September 30, 2012, we generated operating cash flows of $591.8 million. These operating cash flows related primarily to net income of $238.5 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $154.1 million, stock-based compensation expense of $108.9 million and the tax effect of stock-based compensation of $30.4 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $94.7 million, net of effects of our acquisitions. Our investing activities used $512.2 million of cash consisting primarily of cash paid for acquisitions of $488.3 million and the purchase of property and equipment of $87.3 million, partially offset by proceeds received from net sales of investments of $74.3 million. Our financing activities used cash of $88.0 million primarily due to stock repurchases of $175.0 million, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $95.8 million.
During the nine months ended September 30, 2011, we generated operating cash flows of $509.6 million. These operating cash flows related primarily to net income of $246.9 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $115.6 million and stock-based compensation expense of $63.6 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $71.4 million, net of effects of our acquisitions. Our investing activities used $362.5 million of cash consisting primarily of cash paid for acquisitions of $309.5 million and the purchase of property and equipment of $88.9 million. Our financing activities used cash of $234.2 million primarily due to stock repurchases of $324.9 million, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $94.8 million.
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

Cash, Cash Equivalents and Investments

	September 30, 2012	December 31, 2011	2012 Compared to 2011
	(In thousands)
Cash, cash equivalents and investments	$1,406,252	$1,477,601	$(71,349)
The decrease in Cash, cash equivalents and investments when comparing September 30, 2012 to December 31, 2011, is primarily due to cash paid for acquisitions, net of cash acquired, of $488.3 million, expenditures made on stock repurchases of $175.0 million and purchases of property and equipment of $87.3 million, partially offset by cash provided by our operating activities of $591.8 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $95.8 million. As of September 30, 2012, $753.4 million of the $1,406.3 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

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

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
 We have invested in convertible debt securities of certain early-stage entities that are classified as available-for-sale investments. As quoted prices in active markets or other observable inputs were not available for these investments, in order to measure them at fair value, we utilized a discounted cash flow model using a discount rate reflecting the market risk inherent in holding securities of an early-stage enterprise, adjusted by the probability-weighted exit possibilities associated with the convertible debt securities. Typically the discount rate used by us in measuring the fair value of investments in convertible debt securities of certain early-stage entities is commensurate with the nature and size of these entities. During the third quarter of 2012, one of these investments in a convertible debt security with a carrying amount of $5.0 million was determined to be impaired based on the discounted cash flow model referenced above and has been written down to its fair value of $2.5 million, resulting in an impairment charge of $2.5 million. The valuation performed to determine the fair value of the convertible debt security required us to make assumptions that were not directly or indirectly observable; accordingly it is a Level 3 valuation and is included in the table below. See Note 5 to our condensed consolidated financial statements for more information regarding our available-for-sale investments.

Investments
(in thousands)
Balance at December 31, 2011	$3,696
Purchases of Level 3 securities	7,605
Transfers out of Level 3	(5,323)
Total realized losses included in earnings	(2,500)
Balance at September 30, 2012	$3,478
Transfers out of Level 3 relate to certain of our investments in convertible debt securities of early-stage entities that were classified as available-for-sale investments to cost method investments upon conversion to equity ownership, which are included in Other assets in our condensed consolidated balance sheets. Realized losses included in earnings for the period are reported in Other income (expense), net in our condensed consolidated statements of income.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the third quarter of 2012, two of our cost method investments with a combined carrying value of $11.0 million were determined to be impaired and have been written down to their combined fair value of $8.2 million, resulting in an impairment charge of $2.8 million. The impairment charge is included in Other income (expense), net in our condensed consolidated statements of income for the three and nine months ended September 30, 2012. The fair value of the cost method investments represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable. See Note 5 for more information regarding cost method investments.
Accounts Receivable, Net

	September 30, 2012	December 31, 2011	2012 Compared to 2011
	(In thousands)
Accounts receivable	$461,787	$488,356	$(26,569)
Allowance for returns	(2,424)	(1,361)	(1,063)
Allowance for doubtful accounts	(2,818)	(2,564)	(254)
Accounts receivable, net	$456,545	$484,431	$(27,886)
The decrease in Accounts receivable, net, when comparing September 30, 2012 to December 31, 2011 was primarily due to increased collections in the first quarter of 2012 on higher sales in the fourth quarter of 2011. The activity in our Allowance for returns was comprised primarily of $8.7 million of provisions for returns recorded in the nine month period ended September 30, 2012, partially offset by $7.6 million in credits issued for returns during the nine month period ended September 30, 2012. The activity in our Allowance for doubtful accounts was comprised primarily of $0.8 million in additional provisions for doubtful accounts during the nine month period ended September 30, 2012, partially offset by $0.6 million of uncollectible accounts written off, net of recoveries during the nine month period ended September 30, 2012. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.4 billion, of which $400.0 million was approved in July 2012. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At September 30, 2012, approximately $411.7 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan. Additionally, from time to time, we may enter into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require us to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions.
During the three months ended September 30, 2012, we expended approximately $75.0 million on open market purchases, repurchasing 983,200 shares of outstanding common stock at an average price of $76.24. During the nine months ended September 30, 2012, we expended approximately $175.0 million on open market purchases, repurchasing 2,361,800 shares of outstanding common stock at an average price of $74.08.
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
Shares for Tax Withholding
During the three months ended September 30, 2012, we withheld 31,733 shares from stock units that vested, totaling $2.5 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2012, we withheld 227,604 shares from stock units that vested, totaling $17.5 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
During the three months ended September 30, 2011, we withheld 1,998 shares from stock units that vested, totaling $0.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2011, we withheld 165,738 shares from stock units that vested, totaling $12.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Office Leases
We have operating lease obligations through 2018 related to two properties that are not utilized. At September 30, 2012, the total remaining obligation on these leases was approximately $4.7 million, of which $1.9 million was accrued as of September 30, 2012, and is reflected, as applicable, in Accrued expenses and other current liabilities and Other liabilities in our condensed consolidated financial statements. In calculating this accrual, we made estimates, based on market information, including the estimated vacancy periods and sublease rates and opportunities. We periodically re-evaluate our estimates related to these vacant facilities.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2012, our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Operations, Chief Financial Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Operations, Chief Financial Officer and Treasurer and concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Operations, Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 11, 2008, SSL Services, LLC, or SSL Services, filed a suit for patent infringement against us in the United States District Court for the Eastern District of Texas, or the SSL Matter. SSL Services alleged that we infringed U.S. Patent Nos. 6,061,796, or the '796 patent, and 6,158,011, or the '011 patent. We denied infringement and asserted that the patents-in-suit were invalid. A jury trial was held on SSL Services' claims, and on June 18, 2012, the jury found that we did not infringe the '796 patent and found that Citrix willfully infringes the '011 patent through the sale and use of certain products. The jury awarded SSL Services $10.0 million. On September 17, 2012, the court issued a final judgment confirming the jury award of $10.0 million in damages and added $5.0 million in enhanced damages and approximately $5.0 million in prejudgment interest on the damages award. We do not believe that any of our products infringe the '011 patent and we believe that the '011 patent is invalid. In a separate action, in July 2012, the U.S. Patent and Trademark Office has issued a final rejection of the asserted claims of the '011 patent on invalidity grounds, accordingly, no accrual has been made related to this matter. We intend to appeal the district court's judgment on the '011 patent.
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
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.4 billion, of which $400.0 million was approved in July 2012. The objective of the stock repurchase program is to improve stockholders’ returns. At September 30, 2012, approximately $411.7 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended September 30, 2012:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares (or Units) that may yet be Purchased under the Plans or Programs (in thousands) (2)
July 1, 2012 through July 31, 2012	130,982	$74.65	110,200	$478,480
August 1, 2012 through August 31, 2012	509,571	74.66	501,200	441,053
September 1, 2012 through September 30, 2012	374,380	79.05	371,800	411,667
Total	1,014,933	$76.28	983,200	$411,667

(1)
Represents shares acquired in open market purchases and 31,733 shares withheld from stock units that vested in the third quarter of 2012 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We expended approximately $75.0 million during the quarter ended September 30, 2012 for repurchases of our common stock. For more information see Note 12 to our condensed consolidated financial statements.

(2)
Shares withheld from stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of stock units do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 5.	OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that the following executive officers and directors entered into new trading plans in the third quarter of 2012 in accordance with Rule 10b5-1 and our policy governing transactions in our securities: Mark Templeton (our President, Chief Executive Officer and a member of our Board of Directors), Brett Caine (our Senior Vice President and General Manager, Online Services Division), David Henshall (our Executive Vice President, Operations, Chief Financial Officer and Treasurer), Wesley Wasson (our former Senior Vice President and Chief Marketing Officer) and Thomas Bogan and Murray Demo (both of whom are members of our Board of Directors). We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††
The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as filed with the SEC on November 6, 2012, formatted in XBRL, as follows:

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of November 2012.

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

101††
The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as filed with the SEC on November 6, 2012, formatted in XBRL, as follows:

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