Form 10-K
period 2012-12-31
CITRIX SYSTEMS INC
filed 2013-02-21
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $15,573,480,450. As of February 15, 2013 there were 186,403,835 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
ITEM 1. BUSINESS
General
Citrix is a cloud computing company that enables mobile workstyles - empowering people to work and collaborate from anywhere, accessing enterprise apps and data on any of the latest devices, as easily as they would in their own office - simply and securely. Citrix cloud computing solutions help IT and service providers build both private and public clouds, leveraging virtualization and networking technologies to deliver high-performance, elastic and cost-effective services for mobile workstyles.
We market and license our products directly to enterprise customers, over the Web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.
Citrix is a Delaware corporation founded on April 17, 1989.
Business Overview
For over two decades, we have pursued our long-term vision: a world where people can experience work and life in harmony. We've led several waves of innovation to help our customers realize that vision. Today, mobility and cloud services offer us the greatest opportunities to continue to advance that vision.
We see very clearly two forces impacting our customers' IT organizations - consumerization and industrialization of IT. These forces are creating two rapidly growing gaps, between the consumer computing experience and the enterprise experience, and between the speed and flexibility of the cloud versus that of traditional enterprise IT.
These forces are accelerating the disruption of our accustomed ways of computing; but they are also enabling the reinvention of work, of computing and of business - in a concept called mobile workstyles, enabled by cloud services.
We are combining our products and technologies in the areas of mobility, desktop virtualization, cloud networking, cloud platforms, collaboration, and data sharing into a compelling set of solutions that power mobile workstyles and cloud services. An overview of our current products and solutions follows.
Products and Services
Our products and services target customers of all sizes, from individuals and professional consumers, to large global enterprises. Two divisions, the Enterprise division, comprised of Mobile and Desktop and Networking and Cloud and the Online Services division, comprised of Collaboration and Data, administer the research and development, product marketing, and product management for our offerings. Broadly, as an organizing principle, we group our offerings in the following main categories within our two divisions:
Mobile and Desktop
Desktop Virtualization
Our Desktop Virtualization products are built to transform and reduce the cost of traditional desktop management by virtualizing the desktop and applications in the datacenter.

•
Citrix® XenDesktop® is a fully integrated desktop virtualization system that gives customers the flexibility to deliver desktops and apps as cloud services - enabling mobile workstyles and simplifying desktop management. XenDesktop breaks down traditional cost barriers by reducing server and storage costs through the use of pooled desktops that can be personalized on-demand. XenDesktop is available in multiple editions designed for different requirements, from simple VDI-only deployments to sophisticated, enterprise-class desktop and application delivery services that can meet the needs of everything from basic call center environments to high-powered graphics workstations. In XenDesktop Enterprise and Platinum editions, customers also receive the industry-leading Citrix XenApp to manage and mobilize Windows applications. FlexCast delivery technology powers all these options for delivering desktops and apps, for different types of users and use cases, while optimizing solution costs. XenDesktop includes Citrix HDX technologies to give users a high-definition experience - even when using multimedia, real-time collaboration, USB devices, and 3D graphics content - while consuming less bandwidth than competing solutions.

•
Citrix® XenApp® is a widely deployed solution that allows Windows applications to be delivered as cloud services to Android and iOS mobile devices, Macs, PCs and thin clients. XenApp enables mobile workstyles by running applications in the security of the data center and using HDX technologies to deliver the user experience to any device, anywhere. XenApp can optimize the application experience for smartphones, tablets and touchscreen laptops, providing intuitive touch capabilities for the latest generation of devices. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing applications on every PC. XenApp runs on all current versions of Microsoft® Windows Server® and tightly integrates with the Microsoft® Desktop Optimization Pack, Microsoft App-V, and Microsoft System Center. Our joint solution lowers the cost of delivering and maintaining Windows applications for all users in the enterprise. The capabilities of XenApp are available standalone as well as with XenDesktop Enterprise and Platinum Editions.

•
Citrix®AppDNA application lifecycle management software enables enterprises to discover, automate, model and manage applications for faster application migration, easier application virtualization and streamlined application management. AppDNA software combines application insight with accurate application testing, remediation and compatibility.

•
Citrix® VDI-in-a-Box™ is an easy, affordable, all-in-one, appliance-based, desktop virtualization solution aimed at departmental, branch office, and other small to medium sized deployments. Running on off-the-shelf servers, the solution enables IT to quickly and easily deliver centrally-managed virtual desktops to virtually any user, on virtually any device.

•
Citrix® XenClient® is a high-performance, bare-metal hypervisor that runs directly on the client device hardware, dividing up the resources of the machine and enabling multiple operating systems to run side by side in complete isolation. XenClient is available as a free download on citrix.com.

Citrix Receiver is the client side of XenApp and XenDesktop. Citrix Receiver is available as a free download from citrix.com supporting numerous types of client devices. Citrix Receiver uses the Citrix HDX Technologies (discussed below) to communicate with XenApp and XenDesktop.
Mobility
In January 2013, Citrix acquired Zenprise, a leader in mobile device management. Zenprise and existing Citrix mobile technology, namely CloudGateway, will serve as the foundation for the Citrix mobile platform. Initially, we will offer CloudGateway and XenMobile as a Mobile Solutions bundle.

•
Citrix CloudGateway™ is a unified service broker that aggregates, controls and delivers Windows, Web, Software as a Service, or SaaS, and mobile applications to virtually any device. CloudGateway provides end-users with an intuitive single point of access and self- service to all of their business applications on virtually any device. CloudGateway also provides IT with a comprehensive single point of aggregation and control for applications and users.

•
XenMobile MDM™ provides role-based management, configuration and security of corporate and employee-owned devices. IT can enroll and manage any device, blacklist or whitelist apps, detect jailbroken devices and perform a full or selective wipe of a device that is out of compliance. Users can use any device they choose, while IT can ensure compliance of corporate assets and the security of corporate content on the device.

Networking and Cloud
Networking and Cloud includes our Cloud Platform and Cloud Networking products. Our Cloud Platform products help organizations build clouds, transform and deliver apps and desktops as cloud services. Our Cloud Networking products allow organizations to deliver these cloud services to any device with high performance, security and reliability.
In July 2012, Citrix completed the acquisition of privately held Bytemobile, a leading provider of data and video optimization solutions for mobile network operators. This acquisition gives Citrix a strategic foothold in the core infrastructure of more than 130 mobile operators in 60 countries around the world, significantly extending the company's market reach, and enhancing the broader Citrix strategy of powering mobile workstyles and cloud services. Bytemobile is part of our Cloud Networking group. The principle offering, Bytemobile Smart Capacity, is described below.
Cloud Networking

•
Citrix® NetScaler® is an all-in-one Web application delivery controller designed to make applications run five times faster by application accelerator methods such as hypertext transfer protocol, or HTTP compression and caching, ensuring application availability through the advanced L4-7 load balancer and content switching methods; increase application security with an integrated application firewall; and substantially lower costs by offloading servers to enable server consolidation.

•
Bytemobile Smart Capacity™ solutions encompass a range of functionality that helps network operators effectively address the traffic challenges and revenue opportunities of the mobile data revolution. These solutions include video optimization, web optimization, policy control, mobile analytics, adaptive traffic management, and quality of experience management.

•
Citrix CloudBridge™ connects enterprise datacenters to any end point required of a network branches, public and private clouds, data centers and other third party providers. The flexibility of CloudBridge allows enterprises to turn on optimization and acceleration features to ensure quality of experience for desktops, applications, video and multimedia applications for branch and mobile users. CloudBridge is optimized for virtual desktops and applications delivered by XenDesktop and XenApp.

Cloud Platform

•
Citrix CloudPortal™ is a comprehensive portal for provisioning hosted applications, desktops, services and infrastructure as a service, or IaaS, from the cloud. The multi-tenant platform automates business and operations support services thereby saving time and money while empowering customers with self-service day-to-day administration. CloudPortal simplifies cloud services by making management consistent and easy through a Web portal for on-boarding, provisioning, adds-moves-changes and usage reports.

•
Citrix CloudPlatform™ powered by Apache CloudStack™, provides an advanced open source software platform to build highly scalable and reliable private and public cloud computing environments. With CloudPlatform, customers can quickly and easily build cloud services within their existing infrastructure and start realizing the benefits of this transformative service delivery model without the overhead of integration, professional services and complex deployment schedules.

•
Citrix®XenServer® offers a complete virtualization platform enabling companies to create and manage virtual infrastructures for servers, desktops and clouds. Built on the powerful open source-based Xen hypervisor, XenServer is designed for efficient management of Windows® and Linux® virtual servers, delivering cost-effective server consolidation and business continuity.

Collaboration and Data
Collaboration and Data products allow organizations to enable mobile workstyles and offer employees the ability to move seamlessly across a diverse mix of devices and collaborate and share information during their day.
Collaboration

•
GoToMeeting® is an easy-to-use, secure and cost-effective product for online meetings, sales demonstrations and collaborative gatherings. GoToMeeting users can easily host, attend or participate in online meetings from a Mac, PC, iPad, iPhone or Android device. GoToMeeting comes equipped with toll-based conference dial-in numbers, Voice over Internet Protocol (VoIP) and HDFaces® high-definition video conferencing. It features an advanced, secure communication architecture that uses industry-standard SSL encryption. Users can hold unlimited meetings of any length with up to 25 attendees for a flat-fee subscription price. GoToMeeting is available in French, German, Italian, Spanish, Chinese and English. GoToMeeting also comes with application programming interfaces (APIs), allowing users to integrate GoToMeeting into management systems and websites. GoToMeeting is also supports multiple organizer accounts, more robust reporting and advanced administrative capabilities for corporate customers.

•
GoToWebinar® is an easy-to-use, do-it-yourself webinar product, allowing organizations to increase market reach and effectively present online to geographically dispersed audiences. GoToWebinar users can easily host, attend or participate in a webinar session from a Mac or PC without significant training or IT support; attendees can join from a Mac, PC, iPad, iPhone or Android device. GoToWebinar includes such features as full-service registration with real-time reports; customized branding; automated email templates; polling and survey capabilities; a webinar dashboard for monitoring attendance and participation; easy presenter controls for changing presenters; and Voice over Internet protocol (VoIP) and toll-based phone options. GoToWebinar also offers registration and reporting application programming interfaces (APIs) via the GoTo Developer Center. Users can hold unlimited webinars of any length with up to 1,000 attendees for a flat-fee subscription price. For those requiring full-scale video content, GoToWebcast users can hold unlimited online events for one flat-fee subscription price, with up to 5,000 attendees. GoToWebcast Premier offers a custom-built event, which includes moderator assistance and webinar planning for events up to 20,000 attendees.

•
Podio™ is a social collaborative work platform supporting people and teams working the way they want to through seamlessly providing social activity streams, a fully customizable App Market, and integrations with other services, including GoToMeeting and ShareFile - all within an intuitive experience available on the web and across Android, iPhone and iPad mobile devices.

•	GoToTraining® is an easy-to-use and secure online training product that enables individuals and enterprises to provide interactive training sessions to customers and employees in any location.

•
GoToMyPC® is an online service that enables mobile workstyles by providing secure, remote access to a PC or Mac from virtually any Internet-connected computer, as well as from supported iOS or Android mobile devices, such as the iPad, iPhone, Kindle Fire, Samsung Galaxy. GoToMyPC sets up easily with a secure encrypted connection and enables individuals to remotely use any resources hosted on their desktop just as though they were sitting in front of it.

•
GoToAssist® provides easy-to-use cloud-based IT support solutions to deliver maximum uptime for people and their computers, mobile devices and apps. GoToAssist's integrated toolset is built specifically for IT managers, consultants and managed service providers.

Data Sharing

•
ShareFile® is a secure, cloud-based file sharing and storage solution built for business. Allowing users to connect and share data from any computer or mobile device with Internet access, ShareFile enables collaboration anytime, anywhere. It replaces insecure and inconsistent methods of transferring large and confidential files including email attachment, FTP and consumer cloud storage services. ShareFile protects client data throughout the storage and transfer process, using up to 256-bit encryption and Secure Socket Layer (SSL) or Transport Layer Security (TLS) encryption protocols for transfer and 256-bit encryption for files at rest on ShareFile servers. Password protection and granular access to folders and files stored with ShareFile ensure that data remains in control of the company and available to users on a need-to-know basis. ShareFile also offers a number of desktop tools that allow users to integrate secure file exchange into their normal workflow, including ShareFile Sync, the ShareFile Plugin for Microsoft Outlook and the ShareFile Desktop Widget. With ShareFile Enterprise, organizations can manage their data on-premises in customer-managed StorageZones, choose Citrix-managed secure cloud options or create a mix of both. As a customer-centric company, ShareFile also provides a custom-branded online interface, individual training and support to every client.

License Updates and Maintenance
We provide several ways for customers to receive upgrades, support and maintenance for products.

•
Subscription Advantage provides customers access to the latest product version updates when and if available during their membership term. These updates include major changes to the product architecture and updates to the feature set of a product. Citrix software products eligible for participating in the Subscription Advantage program come with the first year of Subscription Advantage embedded into the cost of the product.

•
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

•
Premier Support provides 24x7x365 unlimited-incidents worldwide support for Citrix software products covered by Subscription Advantage. Available at the time of product purchase or with a Subscription Advantage renewal, Premier Support is offered on a per license basis.

•
Hardware Maintenance provides technical support from the Citrix experts to diagnose and resolve issues encountered with appliances, the latest software upgrades and replacement of malfunctioning appliances to minimize organizational downtime. Additionally, dedicated account management is available as an add-on to the program for an even higher level of service.

•	Software Maintenance combines 24x7x365 unlimited worldwide support with product version upgrades. The first year of Software Maintenance is required with the corresponding product purchase.
Professional Services
We provide a portfolio of professional services to our business partners and customers to manage the quality of implementation, operation and support of our solutions. These services are available for additional fees paid on an annual or transactional basis.

•
Citrix Consulting helps support the successful implementation of Citrix technologies and solutions through the use of proven methodologies, tools and published best practices. Citrix Consulting focuses on strategic engagements with enterprise customers who have complex, mission-critical, or large-scale Citrix deployments. These engagements are typically fee-based on-site engagements for the most challenging projects in scope and complexity, requiring consultants who are uniquely qualified with project methodology and Citrix product expertise. Citrix Consulting is also responsible for the development of best practice knowledge that is disseminated to businesses with which we have a business relationship and end-users through training and written documentation. Leveraging these best practices enables our integration resellers to provide more complex systems, reach new buyers within existing customer organizations and provide more sophisticated system proposals to prospective customers. Citrix Consulting has worked with Fortune Global 500 companies, technology providers, and government organizations to deliver solutions that achieve their unique technical and business objectives.

•
Product Training & Certification helps enable our customers and partners to be successful with Citrix and achieve their business objectives faster. Authorized Citrix training is available when and how it is needed. Traditional or virtual instructor-led training offerings feature Citrix Certified Instructors delivering training in a classroom or remote setting at one of approximately 400 Citrix Authorized Learning Centers™, or CALCs, worldwide. CALCs are staffed with instructors that have been certified by us and teach their students using Citrix-developed courseware. Self-Paced Online offerings, available to students 24 hours a day, seven days a week, provide technically robust course content without an instructor and include hands-on practice via virtual labs. Certifications validate key skills and are available for administrators, engineers, architects and sales professionals.

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

•
Citrix FlexCast® technologies combine a range of desktop and application virtualization innovations that work in concert to enable enterprise IT departments the ability to support a wide range of use cases.

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

•
NetScaler® nCore™ Technology is an architecture which enables execution of multiple Packet Engines in parallel. nCore technology allows the distribution of packet flows across multiple central processing unit cores to achieve efficient, high-performance parallel processing across multiple Packet Engines. The new architecture incorporates innovations in flow distribution and state sharing and provides for efficient execution across Packet Engines.

•	Citrix CloudPortal Business Manager enables organizations to provide product catalogs and billing system integration for their public clouds.

•
Citrix Internet Overlay Platform is our foundational technology for GoToMeeting, GoToWebinar, GoToTraining and GoToAssist. The platform implements one of the largest multicast overlay data networks in the world using the Internet. It provides proprietary screen-sharing technology that separately optimizes screen transmission for each endpoint device (such as a remote PC during an online meeting or remote access session).

•
Citrix PSTN/VoIP Bridge is core technology that allows the seamless integration of Public Switched Telephone Network/Voice over Internet Protocol, or PSTN/VoIP, in our products that use our audio conferencing.

•
HDFaces in GoToMeeting delivers high-definition video conferencing and one-to-many video streaming over the public Internet. It includes proprietary network transport protocols and transcoding software that optimize video quality for each endpoint device.

Innovation is a core Citrix competency. We have many additional unique inventions that are important enablers of our continued leadership in desktop virtualization, mobility, cloud networking, cloud platforms, collaboration and data sharing.

Customers
We believe that the primary IT buyers involved in decision-making related to our solutions are the following:

•
Strategic IT Executives including chief information officers, chief technology officers and vice presidents of infrastructure, who have responsibility for ensuring that IT services are enablers to business initiatives and are delivered with the best performance, availability, security and cost.

•	Desktop Operations Managers who are responsible for managing Windows Desktop environments including corporate help desks.

•	IT Infrastructure Managers who are responsible for managing and delivering Windows-based applications.

•	Network Architects who are responsible for delivering Web-based applications who have primary responsibility for the WAN infrastructure for all applications.

•	Server Operations Managers who are responsible for specifying datacenter systems and managing daily operations.

•	Directors of IT, messaging and mobility, who are, respectively, responsible for Exchange and defining mobile strategies and solutions.

•	Individuals and prosumers, who are responsible for choosing personal solutions and helping small businesses select simple-to-use computing solutions.

•	Small Business Owners who are responsible for choosing the systems needed to support their business goals, such as SaaS.

•	CTO office and engineering department (managers, architects, etc.) for telecommunications service providers are the primary buyers of our Bytemobile Smart Capacity solutions.
The IT buyers for our products include a wide variety of industries including those in financial services, technology, healthcare, education, government and telecom.
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
Cisco
We have a technology collaboration with Cisco Systems, Inc., or Cisco, to develop and deliver solutions that help customers simplify and accelerate large-scale desktop virtualization deployments, including high-definition virtual desktops and applications and improved end-user experiences, over a highly secure Citrix® HDX-enabled Cisco network. We licensed the specifications of ICA® to Cisco as part of this agreement.
In October 2012, Cisco and Citrix announced a new relationship in three strategic areas: cloud networking, cloud orchestration and mobile workstyles. As part of this strategic partnership, Cisco and Citrix intend to integrate their technologies to jointly deliver innovative solutions for the mobile-cloud era. The expanded partnership will include investments in people and resources to drive market-leading technology innovation, solution integration and validation, customer support, and joint go-to-market investment on a global basis.

Additional Relationships
Over the past year, our partners have expanded their focus on the broad range of Citrix products. Some examples include Alcatel-Lucent, who OEMs Citrix CloudPlatform as a part of their CloudBand solution, and Dell who OEMs VDI-in-a-box as an appliance, called DVS-Simplified, and XenDesktop, called DVS-Enterprise. HP, IBM and Fujitsu also have multiple offerings in the market with XenDesktop. Announced in 2012, Amazon now re-sells Citrix NetScaler and Citrix CloudBridge in its Advanced Web Services, or AWS, Marketplace.
Through our Citrix Ready program, more than 21,000 products have been verified to work with Citrix technologies. In addition, numerous partners proactively incorporate Citrix products and technologies such as Receiver, XenServer, XenDesktop, XenClient, XenApp, NetScaler, CloudGateway, VDI-in-a-Box and HDX (ICA) technology into their customer offerings. Our HDX and Receiver technologies are often included with or offered for thin clients, industry-standard servers and mobile devices, such as Apple's iPhone and iPad, Windows Mobile, Blackberry and Google Android devices. Licensees include Dell, Fujitsu and Hewlett Packard, among others. Our XenClient technology was developed in cooperation with Intel and is licensed for shipment by desktop computer manufacturers, including Dell and Hewlett Packard.
Research and Development
We focus our research and development efforts on developing new products and core technologies in our core markets and to further enhancing the functionality, reliability, performance and flexibility of existing products. We solicit extensive feedback concerning product development from customers, both directly from and indirectly through our channel distributors.
We believe that our software development teams and core technologies represent a significant competitive advantage for us. Included in the software development teams is a group focused on research activities that include prototyping ways to integrate emerging technologies and standards into our product offerings, such as emerging Web services technologies, management standards and Microsoft's newest technologies. Many groups within the software development teams have expertise in Extensible Markup Language, or XML, based software development, integration of acquired technology, multi-tier Web-based application development and deployment, SSL secure access, hypervisor technologies, cloud technologies, networking technologies, VoIP-based audio technology, Web-based video technology and building SaaS. We incurred research and development expenses of approximately $450.6 million in 2012, $380.7 million in 2011 and $361.4 million in 2010. In addition to internal research and development, Citrix also supports an eco-system of early stage companies via our Startup Accelerator program which provides seed capital for new technologies.
Sales, Marketing and Services
We market and license our products and services through multiple channels worldwide, including Value-Added Resellers known as Citrix Solution Advisors™, VADs, Service Providers, SIs, Independent Software Vendors (ISVs), direct over-the-Web and OEMs. These distribution channels are managed by our worldwide sales and services organization. We provide training and certification to Solution Advisors, integrators, and consultants for the full-range of Citrix products, solutions and services through our Citrix Partner Network. In addition, our Online Services division provides Enterprise SaaS offerings through direct corporate sales, Solution Advisors, and direct over-the-Web through our websites.
In 2012, we continued to focus on increasing the productivity of our existing partners and building capacity through recruitment of new partners to sell and implement our expanding product portfolio. Our channel incentive program, Citrix Advisor Rewards™, is an innovative influencer program that rewards our partners for registering projects and providing value-added selling even if they do not fulfill the product. In 2012, we offered additional Advisor Rewards incentives to increase partner mindshare, limit channel conflict and increase partner loyalty to us.
As Citrix continues to evolve as a cloud computing company enabling mobile workstyles, we have also been cultivating a base of over 2,000 partners for XenDesktop and XenApp known as the Citrix Service Provider program. These partners consume technology on a subscription basis in order to deliver IT Services to multiple corporate entities. Our Citrix Service Provider channel is one of the fastest growing channels at Citrix today, and we see the demand increasing for these cloud-based services as small and mid-sized businesses require an outsourced model for their IT.
For all of our channels, we regularly take actions to improve the effectiveness of our partner programs and strengthen our channel relationships, including managing non-performing partners, adding new partners with expertise in selling into new markets and forming additional strategic global and national partnerships. SI and ISV engagement continues to be a substantial part of our strategy in the large enterprise and government markets. The SI program includes organizations such as Accenture, Atos Origin, Computer Sciences Corporation, Dimension Data, Hewlett Packard, Fujitsu, IBM Global Services, Wipro and TATA Consultancy Services Limited, among others. The ISV program has a strong representation from targeted industry verticals such as healthcare, financial services and telecommunications. Members in the ISV program include Cerner

Corporation, Epic Systems Corporation, McKesson Corporation, Microsoft, Oracle Corporation, SAP AG and Siemens Medical Health Solutions, among many others.
Our corporate marketing organization provides sales event support, sales collateral, advertising, direct mail, industry analyst relations and public relations coverage to our indirect channels to aid in market development and in attracting new customers. Our partner development organization actively supports our partners to improve their commitment and capabilities with Citrix solutions. Our customer sales organization consists of field-based systems sales engineers and corporate sales professionals who work directly with our largest customers, and coordinate integration services provided by our partners. Additional sales personnel, working in central locations and in the field, provide additional support including recruitment of prospective partners and technical training with respect to our products.
Although we have thousands of partnerships, one distributor, Ingram Micro, accounted for 16% of our net revenues in 2012, 17% of our total net revenues in 2011 and 17% of our total net revenues in 2010. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), one of which was individually responsible for over 10% of our total net revenues in each of the last three fiscal years. In addition, there was no individual VAR that accounted for over 10% of our total net revenues in 2012, 2011 and 2010.
We are not obligated to accept product returns from our channel distributors under any conditions, unless the product item is defective in manufacture. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012 for information regarding our revenue recognition policy.
International revenues (sales outside the United States) accounted for approximately 45.3% of our net revenues for the year ended December 31, 2012, 43.2% of our net revenues for the year ended December 31, 2011 and 42.7% of our net revenues for the year ended December 31, 2010. For detailed information on our international revenues, please refer to Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012.
Segment Revenue
Our revenues are derived from our Enterprise division products, which primarily include Mobile and Desktop products, Networking and Cloud products and related license updates and maintenance, support and professional services and from our Online Services division's Collaboration and Data products. The Enterprise division and the Online Services division constitute our two reportable segments. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012.
Operations
For our Cloud Networking products, including NetScaler and Cloud Bridge, we employ manufacturing capabilities through independent contractors to provide a redundant source of manufacture and assembly. Independent contractors provide us with the flexibility needed to meet our customer product and delivery requirements. We have manufacturing relationships primarily with Flextronics, Super Micro Computer, Inc., Hewlett Packard and IBM (primarily for Bytemobile Smart Capacity) under which we have subcontracted the majority of our hardware manufacturing activity. These third-party contract manufacturers also provide final test, warehousing and shipping services. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. Our contract manufacturers manufacture our products based on forecasted demand for our products. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. We are dual-sourced on our components, however, in some instances, those sources may be located in the same geographic area. Accordingly, if a natural disaster occurred in one of those areas, we may need to seek additional sources. Products are then shipped to our channel distributors, VARs or end-users. If the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for products ordered to meet our forecast or customer orders. In 2012, we did not experience any material difficulties or significant delays in the manufacture and assembly of our products.
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
We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations' fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to compensation plan accelerators that are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. We expect this trend to continue through the first quarter of 2013. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues.
Competition
We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. As the markets for our products and services continue to develop, additional companies, including those with significant market presence in the computer appliances, software and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See “-Technology Relationships” and Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2012.
Mobile and Desktop
Our Desktop Virtualization products are based on an alternative technology platform the success of which will depend on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting desktop virtualization solutions. Our primary competition in this market is the existing IT desktop management practice of manually configuring physical desktops, which is time-consuming, expensive and inconsistent. We also face numerous competitors that provide automation of these processes and alternative approaches, including VMWare's View product and Oracle Corporation, or Oracle's, broad virtualization stack which is a feature of its operating system and management software. We believe XenDesktop gives Citrix a competitive advantage by providing customers multiple ways to manage desktops within one, integrated desktop virtualization system.
Cloud Gateway also faces competition from VMware and a host of other, smaller solution providers. We believe Citrix offers the only integrated solution that aggregates, controls and delivers Windows, Web, SaaS and mobile applications to virtually any device, bringing all of the various components together. Further, we believe that our end-user experience has a competitive edge when compared to the alternative solutions due to the intuitiveness and self-service features of our offering.
XenMobile and Mobile Solutions Bundle compete with AirWatch, MobileIron and Good Technology. We believe we differentiate ourselves from these competitors by providing the most complete solution on the market, providing mobile device management (MDM), mobile application management (MAM) and core wireless applications, including secure wireless email, calendar and browser.
Networking and Cloud
Our NetScaler products compete against other established competitors, including, F5 Networks, Inc., or F5 and to a lesser extent, A10 Networks. Both compete with us for traditional enterprise sales opportunities, while F5 is our principal competitor in the Internet-centric market segment. We continue to enhance NetScaler's feature capability and aggressively market NetScaler to our existing customer base.
Our Bytemobile Smart Capacity product's primary competition is a network engineering organization that elects not to employ the type of optimization solution we offer. In addition, Bytemobile Smart Capacity competes with single-purpose or limited-purpose vendors that address a portion of what our product offers and may or may not partner with other vendors to complete their offerings. Our Bytemobile Smart Capacity product is the market share leader in the video and web optimization market, with a large installed base of tier-one mobile network operator customers. We believe that Bytemobile Smart Capacity has competitive advantages both in core optimization technology and in its ability to consolidate disparate hardware and software functionality into a single managed network element.
Competition for CloudBridge, which includes the product formerly known as Branch Repeater, comes in the form of alternative approaches to making the cloud a secure extension of a company's on-premise enterprise network, such as WAN optimization, Internet protocol security, or IPSec, or multi-protocol label switching, or MPLS, network solutions, among others. F5 is a key competitor in this space. With regards to WAN optimization, CloudBridge also competes with Cisco and Riverbed Technology, Inc., or Riverbed. Cisco has the largest market share, benefiting from its leadership in the networking market. Riverbed is a less established company than Citrix, but has the advantage of being focused solely on WAN optimization. We believe CloudBridge is a more feature-rich solution than the other alternatives and provides superior flexibility as part of NetScaler.
VMware is also the main competitor for our CloudPlatform product (formerly CloudStack), which is an advanced platform for building highly scalable and reliable cloud computing environments, and our CloudPortal product, which is a comprehensive portal for provisioning hosted applications, desktops, services and IaaS. Unlike VMware's products, our CloudPlatform and CloudPortal products draw on the successful models and experience of large, public cloud implementations and apply them to enterprise, private clouds. The differentiation and experience of our products is expanded when coupled with our NetScaler and XenServer products, both of which are used in large, public cloud implementations. Additionally, OpenStack, an open source project, provides an alternative solution to our CloudPlatform product. We believe CloudPlatform has a competitive advantage as it is production ready for cloud deployment.
In the server virtualization market, we compete directly with VMware, which was first to market with this technology and is widely regarded as the market leader. In addition, we also compete with Microsoft's Windows Server 2012 with Hyper-V. Microsoft first entered this market in 2008 and has since established its position as a leader in this space. To a lesser extent, and mostly only in the niche technology areas of test and development, we compete with RedHat, who recently expanded into this market. We believe XenServer, our server virtualization product, has features that are competitive with VMware's ESX Server in terms of performance, scalability and other enterprise-class capabilities. XenServer is offered as a free download, which significantly increases the reach of server virtualization to customers of all sizes and geographies. We monetize the XenServer product with premium editions that extend the platform to enable organizations of any size to integrate and automate management processes, delivering a virtual datacenter solution.
Collaboration and Data
Our products for collaboration continue to maintain solid leadership positions in extremely competitive markets, particularly among, Small to Medium-sized Businesses, or SMBs. We differentiate our SaaS offerings by designing simple, secure, reliable and cost-efficient products that deliver a superior customer experience. Our competitors range from large, established technology firms to small, Internet-based startups.
In Collaboration, we compete primarily with Cisco's WebEx, Microsoft Lync and Skype, as well as collaboration solutions from Adobe Systems, Inc., or Adobe. Additionally we compete with freemium products such as Logmein's Join.me and Google's Google + Hangouts. Our GoToMeeting, GoToWebinar and GoToTraining products have proven to be competitive based on ease-of-use and the All You Can Meet® pricing model. In addition, we offer advanced VoIP-based audio technology, which allows us to market audio conference calling services directly to SMBs and enterprises. We further differentiate our collaboration products by integrating PSTN, VoIP and toll-free audio services. We believe these features give us competitive advantage among individual, prosumer and SMB customers. We further expanded our collaboration offerings with GoToTraining®, an online training product purpose-built for the corporate training market.
We have been a market leader with our GoToMyPC product for many years. Our direct competition includes LogMeIn, Inc., or LogMeIn, free solutions such as Microsoft's Live Mesh and those from many Internet startups. In addition, new remote access features in desktop operating systems like Microsoft Windows and Macintosh OSX provide alternatives to our solution. We endeavor to differentiate our products by continuing our focus on security, ease-of-use and support for multiple desktop operating systems.
Our GoToAssist product has achieved the largest market share for Web-based clientless remote support. This product includes a version purpose-built for individual users, consultants and small businesses, positioning Citrix as the only provider of remote support solutions for all segments of the market. In remote support, we compete with Cisco's WebEx and LogMeIn.
In the data sharing market, ShareFile's direct competition includes Dropbox, Inc., Box, Inc. and YouSendIt, Inc., as well as legacy solutions like traditional file transfer protocol, or FTP, in the SMB market. Many of these competitors have strong brand recognition through their consumer and free versions of their products. However, we believe ShareFile offers a superior solution as it is built specifically for the needs of businesses. In the Enterprise segment, there are fewer direct competitors to the ShareFile product. Increased competition is anticipated as large enterprises need to deploy secure data syncing and sharing solutions for a growing mobile workforce. We believe that Citrix's strong reputation in the Enterprise market, along with ShareFile's integration into Citrix products such as Receiver, and our unique ability to store data on-premise or in the Cloud, will be a key differentiator.

Proprietary Technology
Our success is dependent upon certain proprietary technologies and core intellectual property. We have been awarded numerous domestic and foreign patents and have numerous pending patent applications in the United States and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have trademarks or registered trademarks in the United States and other countries, including Bytemobile®, Citrix®, Citrix Access Gateway™, Citrix Receiver™, Citrix Synergy™, CloudGateway™, CloudPortal™, GoToMeeting®, GoToWebinar®, NetScaler®, Podio™, ShareFile®, Xen®, XenApp®, XenClient®, XenDesktop®, XenMobile® and XenServer®. While our competitive position could be affected by our ability to protect our proprietary information, we believe that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our technology relationships, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, enhance and market software products could be more significant in maintaining our competitive position. See Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2012.
Available Information
Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2012.
Employees
As of December 31, 2012, we had 8,212 employees. We believe our relations with employees are good. In certain countries outside the United States, our relations with employees are governed by labor regulations that provide for specific terms of employment between our company and our employees.

ITEM 1A. RISK FACTORS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2012, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2012, that are not historical facts, including, but not limited to, statements concerning new products, product development and offerings of products and services, market positioning, distribution and sales channels, our partners and other strategic or technology relationships, financial information and results of operations for future periods, product and price competition, strategy and growth initiatives, seasonal factors, natural disasters, stock-based compensation, licensing and subscription renewal programs, international operations and expansion, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, acquisitions, stock repurchases, changes in accounting rules or guidance, changes in domestic and foreign economic conditions and credit markets, delays or reductions in technology purchases, liquidity, litigation matters, and intellectual property matters constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition could vary materially from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2012, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
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
If we do not develop new products and services, integrate acquired products and services and enhance our existing products and services, our business, results of operations and financial condition could be adversely affected.
The markets for our products and services are characterized by:

•	rapid technological change;

•	evolving industry standards;

•	fluctuations in customer demand;

•	changes in customer requirements; and

•	frequent new product and service introductions and enhancements.
Our future success depends on our ability to continually enhance our current products and services, integrate acquired products and services, and develop and introduce new products and services that our customers choose to buy. The emerging markets for our next generation of products and services have yet to be defined. If we are unable to keep pace with technological developments, expectations of the emerging markets and customer demands by introducing new products and services and enhancements, our business, results of operations and financial condition could be adversely affected. Our future success could be hindered by:

•	delays in our introduction of new products and services;

•	delays in market acceptance of new products and services or new releases of our current products and services;

•	our failure to maintain relevance in the evolving marketplace; and

•	our, or a competitor's, announcement of new product or service enhancements or technologies that could replace or shorten the life cycle of our existing product and service offerings.
We believe the demand for technology has and will continue to shift from the types of products and services we and our competitors have sold in the past to a new generation of products we now offer. We cannot guarantee that our Mobile and Desktop, Networking and Cloud and Collaboration and Data products will achieve the broad market acceptance by our channel and strategic partners, customers and prospective customers necessary to generate significant revenue in the future. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.
In order to be successful, we must attract, engage, retain and integrate key employees, and failure to do so could have an adverse effect on our ability to manage our business.
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled managerial, technical, sales and services, finance and marketing personnel are critical to our future, and competition for experienced employees can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations.
Adverse changes in general global economic conditions could adversely affect our operating results.
As a globally operated company, we are subject to the risks arising from adverse changes in global economic and market conditions. The worldwide economy underwent unprecedented turmoil in the past four years and continues to experience stock market volatility, difficulties in the financial services sector, financial instability related to the sovereign debt situation in Europe, reduced corporate profits and capital spending, and economic uncertainties. Although some of these conditions appear to be abating, there are a number of mixed indicators, the severity and length of time these economic and market conditions may persist is unknown, and the rate and pace of recovery in individual economies is also uncertain. The continuing uncertainty about future global economic conditions could negatively impact our current and prospective customers and result in delays or reductions in technology purchases. As a result, we could experience fewer orders, longer sales cycles, slower adoption of new technologies and increased price competition, any of which could materially and adversely affect our business, results of operations and financial condition. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business.
Our Desktop Virtualization products are an alternative to the traditional way of managing desktops, and the growing market for this line of products and services remains uncertain and may result in slower revenue growth than we have historically experienced.
Our Desktop Virtualization products are based on an alternative technology platform, the success of which will depend on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting desktop virtualization solutions. Although we have experienced success with this platform, the market for our Desktop Virtualization products remains uncertain because customers may experience challenges in implementing desktop virtualization as they may create complex deployments. In addition, our primary competition in desktop virtualization is the existing IT practice of managing physical desktops as devices, and the success of our Desktop Virtualization products will depend on information technology executives' continuing to rethink how desktops can be delivered more effectively and efficiently. To the extent that there is slower adoption of desktop virtualization solutions, the revenue growth associated with our Desktop Virtualization products may be slower than we have historically experienced, which could adversely affect our business, results of operations and financial condition.
We anticipate that sales of our Desktop Virtualization products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for our Desktop Virtualization products could occur as a result of:

•	new competitive product releases and updates to existing products;

•	termination of our product offerings and enhancements;

•	potential market saturation;

•	technological change;

•	general economic conditions;

•	complexities and cost in implementation;

•	failure to deliver satisfactory technical support;

•	dissatisfied customers; or

•	lack of success of entities with which we have a technology relationship.
 In addition, there continues to be an increase to the number of alternatives to Windows operating system powered desktops, in particular mobile devices such as smartphones and tablet computers. Users may increasingly turn to these devices to perform functions that would have been traditionally performed by desktops and laptops, which in turn may shrink the market for our Desktop Virtualization products.
If our customers do not continue to purchase our Desktop Virtualization products as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected. In addition, modification or termination of certain of our Desktop Virtualization products may cause variability in our revenue and make it difficult to predict our revenue growth and trends in our Desktop Virtualization products as our customers adjust their purchasing decisions in response to such events.
We face intense competition, which could result in customer loss, fewer customer orders and reduced revenues and margins.
We sell our products and services in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. For example, our ability to market our Mobile and Desktop products and other future product offerings and upgrades, could be affected by a competitor's packaging, licensing and pricing scheme for client devices, servers and applications. Further, the announcement of the release, and the actual release, of new products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings. In addition, alternatives for our Mobile and Desktop and Networking and Cloud products directly and indirectly compete with our current product lines and services. Existing or new products and services that provide alternatives to our products and services could materially impact our ability to compete in these markets. As the markets for our products and services, especially those products in early stages of development, continue to develop, additional companies, including companies with significant market presence in the computer hardware, software, cloud, mobile and related industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.
Industry consolidation may result in increased competition.
Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. Additionally, as IT companies attempt to strengthen or maintain their market positions in the evolving desktop and application virtualization, collaboration and data sharing, mobility, cloud networking and cloud platform markets, these companies continue to seek to deliver comprehensive IT solutions to end users and combine enterprise-level hardware and software solutions that may compete with our virtualization, mobility and collaboration and data sharing solutions. These consolidators or potential consolidators may have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and services. The companies resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.
Actual or perceived security vulnerabilities in our products and services or cyberattacks on our networks could have a material adverse impact on our business and results of operations.
Use of our products and services may involve the transmission and/or storage of data, including in certain instances customers' business and personally identifiable information. Thus, maintaining the security of products, computers, computer networks and data storage resources is a critical issue for us and our customers, as security breaches could result in product or service vulnerabilities and loss of and/or unauthorized access to confidential information. We devote significant resources to address security vulnerabilities in our products and services through engineering more secure products and services, enhancing security and reliability features in our products and services, deploying security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact. Experienced hackers, cybercriminals and perpetrators of advanced persistent threats may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that attack our products and services, our networks or otherwise exploit any security vulnerabilities of our products, services and networks. However, because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A breach of our security measures as a result of third-party action, malware, employee error, malfeasance or otherwise could result in:

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

•
additional costs associated with responding to the cyberattack, such as the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud detection activities required by credit card associations, and costs incurred by credit card issuers associated with the compromise and additional monitoring of systems for further fraudulent activity.

Any of these actions could materially adversely impact our business and results of operations.
Regulation of the Web and telecommunications, privacy and data security may adversely affect sales of our Collaboration and Data products and result in increased compliance costs.
As Web commerce continues to evolve, increasing regulation by federal, state or foreign agencies and industry groups becomes more likely. For example, we believe increased regulation is likely with respect to the solicitation, collection, processing or use of personal, financial and consumer information as regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, privacy and data security. In addition, the interpretation and application of consumer and data protection laws and industry standards in the United States, Europe and elsewhere are often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Also, any new regulation, or interpretation of existing regulation, imposing greater fees or taxes on Web-based services, such as collaboration and data sharing services and audio services, or restricting information exchange over the Web, could result in a decline in the use and adversely affect sales of our Collaboration and Data products and our results of operations.
Our Data Sharing products may involve the storage and transmission of protected health information, or PHI, that is subject to the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA, amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH ACT, has significantly increased the civil money penalties for violations of patient privacy rights protected under HIPAA. As a result of the HITECH ACT, business associates who have access to PHI provided by hospitals, healthcare providers, health insurance companies and other covered entities are now directly subject to HIPAA, including the new enforcement scheme and inspection requirements. We are required to comply with HIPAA's stringent data security requirement and we may be liable for sanctions and penalties for any failure to so comply. Furthermore, we may be required to incur additional expenses in order to comply with the HITECH Act and any further amendments to and/or modifications of these requirements.
In addition, the establishment and operation of Citrix Communications, LLC, our competitive local exchange and interexchange carrier, subjects us to risks associated with owning and operating a federally regulated telecommunications entity. In 2012, in an effort to increase the user audio quality experience of our Collaboration products, we registered Citrix Communications which allows us to control the audio function of our Collaboration products and competes with established local telephone companies by providing its own network and switching. We can also route telecommunications traffic to the most cost effective data centers resulting in cost savings. Our failure to comply with applicable law, regulations or reporting requirements could result in monetary penalties or revocations of our authority to provide telephone services. Changes in federal or state regulations or interpretations of FCC orders could result in an increase to our compliance costs, have an adverse effect on our cost structure or negatively impact the right to use access circuits currently available to us. This could also result in a decline in customer use and adversely affect sales of our Collaboration products and our results of operations.
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
We may experience outages, data loss and service disruptions of our Collaboration and Data products and Networking and Cloud products, which could significantly and adversely affect our financial condition and operating results.
The increasing user traffic and complexity of our Collaboration and Sharing products and Networking and Cloud products demands more computing power. We have spent and expect to continue to spend substantial amounts to adequately resource our Collaboration and Data products and Networking and Cloud products and to upgrade our technology and network infrastructure to handle the increased traffic of our collaboration and data products. Maintaining and expanding the capacity and geographic footprint of our infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary service outages and temporary or permanent loss of customer data, could diminish the perceived quality and reliability of our services, and result in liability claims by customers and other third parties, damage to our reputation and loss of current and potential customers, any of which could materially and adversely affect our financial condition and results of operations.
Our long sales cycle for Desktop Virtualization and Bytemobile Smart Capacity products could cause significant variability in our revenue and operating results for any particular period.
Generally, a substantial portion of our large and medium-sized customers implement our Desktop Virtualization products on a departmental or enterprise-wide basis. We have a long sales cycle for these departmental or enterprise-wide sales because:

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
Our long sales cycle for these products makes it difficult to predict when these sales will occur, and we may not be able to sustain these sales on a predictable basis. In addition, the long sales cycle for these products makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenue and operating results for any particular period, and large projects with significant IT components may fail to meet our customers' business requirements or be canceled before delivery, which likewise could adversely affect our revenue and operating results for any particular period.
Similarly, our Bytemobile Smart Capacity products have a long and unpredictable sales cycle, and the timing of the related revenue is difficult to predict. Because our sales of Bytemobile Smart Capacity products are focused on the telecommunications market, we are subject to lengthy internal budgeting, approval and competitive evaluation processes that such customers generally require.
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
Sales and renewals of our license updates and maintenance products constitute a large portion of our deferred revenue.
We anticipate that sales and renewals of our license updates and maintenance products will continue to constitute a substantial portion of our deferred revenue. Our ability to continue to generate both recognized and deferred revenue from our license updates and maintenance products will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. A decrease in demand for our license updates and maintenance products could occur as a result of a decrease in demand for our Mobile and Desktop products and our Networking and Cloud products. If our customers do not continue to purchase our license updates and maintenance products, our deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.
As we expand our international footprint, we could become subject to additional risks that could harm our business.
We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2012, we derived approximately 45.3% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully maintain and expand international sales, we may need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. In addition, there is significant competition for entry into high growth markets where we may seek to expand, such as China and Eastern Europe. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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
We rely significantly on independent distributors and resellers to market and distribute our products and appliances. For instance, one distributor, Ingram Micro, accounted for 16% of our net revenues in 2012. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with our subsidiaries, each of which cover different countries or regions. In addition, our reseller base is relatively concentrated. We maintain and periodically revise our sales incentive programs for our independent distributors and resellers, and such program revisions may adversely impact our results of operations. Our competitors may in some cases be effective in providing incentives to current or potential distributors and resellers to favor their products or to prevent or reduce sales of our products. The loss of or reduction in sales to our distributors or resellers could materially reduce our revenues. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays, defaults or terminations could have a material adverse effect on our business, results of operations and financial condition.
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
We rely on a concentrated number of third-party suppliers, who provide hardware or hardware components for our products, and contract manufacturers. For example, the production, final test, warehousing and shipping for our Networking and Cloud products that contain a hardware component, are primarily performed by a third-party contract manufacturer. We do not typically have long-term supply agreements with our suppliers; and, in most cases, we purchase the products and components on an as-needed purchase order basis. While we have not, to date, experienced any material difficulties or delays in the manufacture and assembly of our products, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, or the need to implement costly or time-consuming protocols to comply with applicable regulations (including regulations related to conflict minerals), equipment malfunction, natural disasters and environmental factors, any of which could delay or impede their ability to meet our demand. Although we are seeking to diversity our relationships in the area, our reliance on these third-party suppliers and contract manufacturers subjects us to risks that could harm our business, especially if these third-party suppliers and contract manufacturers remain concentrated in number.
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
If operating margins and gross margins decline, our future operating results could be adversely affected.
Our operating margins in our new initiatives may be lower than those we have achieved in our more mature products and services markets, and our new initiatives may not generate sufficient revenue to recoup our investments in them. If we are not able to recoup our investment by normalizing our margins or reducing our costs through integration of new initiatives it could adversely affect our business, results of operations and financial condition.
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
Our failure to manage growth effectively and successfully integrate acquired companies due to these or other factors could have a material adverse effect on our business, results of operations and financial condition. Further, our 2013 operating plan assumes a significant level of financial performance from our acquisitions that were completed during 2012 and if these acquired companies or technologies do not perform as we expect, our operating results could be materially and adversely affected.
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
Our business depends on strategic and technology relationships. We cannot assure you that those relationships will continue in the future. We rely on strategic or technology relationships with companies such as Microsoft, Intel, Cisco, Dell, Hewlett-Packard Company and others. We depend on the entities with which we have strategic or technology relationships to successfully test our products, to incorporate our technology into their products and to market and sell those products. We cannot assure you that we will be able to maintain our current strategic and technology relationships or to develop additional strategic and technology relationships. In addition, one of our strategic partners may decide to team with another company or develop its own integrated solution that could compete with our products. If the companies with which we have strategic or technology relationships are unable to incorporate our technology into their products or to market or sell those products, our business, results of operations and financial condition could be materially adversely affected.
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
We are increasingly subject to patent infringement claims and may in the future be subject to claims alleging the unauthorized use of a third-party's code in our products. This may occur for a variety of reasons, including:

•
the expansion of our product lines, such as our Mobile and Desktop and Networking and Cloud products, and related technical services and expansion of our Online Services division's Collaboration and Data products, through product development and acquisitions;

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
We rely to a significant degree on an informal community of independent open source software programmers to develop and enhance the Xen hypervisor, which is the heart of the XenServer virtualization product. Similarly, a small community of software developers are primarily responsible for the development and enhancement of the open source CloudStack platform. If these programmers fail to adequately further develop and enhance our open source technologies, we would need to further develop and enhance these technologies with our own resources. Additionally, the CloudStack IaaS software platform is still an emerging technology, making it difficult for us to predict the level of its adoption in the market. In any event, our development expenses could be increased and our product release and upgrade schedules could be delayed. Delays in developing, completing or shipping new or enhanced products could result in delayed or reduced revenue for those products and could also adversely affect customer acceptance of those offerings.
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
Our investment portfolio has been subject to impairment charges due to adverse capital market conditions, financing challenges encountered by private companies we have invested in and may be further adversely impacted by volatility in the capital markets.
Our investment portfolio as of December 31, 2012 primarily consisted of agency securities, corporate securities, government securities, commercial paper and municipal securities. As a result of adverse financial market conditions in recent years, investments in some financial instruments posed risks arising from liquidity and credit concerns. Future adverse market conditions and volatility could create similar risks for investments in financial instruments. Although we follow an established investment policy and seek to minimize the credit risk associated with investments by investing primarily in investment grade, highly liquid securities and by limiting exposure to any one issuer depending on credit quality, we cannot give any assurances that the assets in our investment portfolio will not lose value, become impaired, or suffer from illiquidity.
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
In addition, we invest in private companies to further our strategic objectives and support our key business initiatives. Such investments include equity or debt instruments, and many of these instruments are non-marketable at the time of our initial investment. The companies in which we invest may fail or lose value because they may not be able to secure additional funding, obtain favorable investment terms for future financings, or participate in liquidity events such as public offerings, mergers, and private sales. If any of these private companies fail or lose value, we could be required to impair or write-off all or part of our investment in that company.
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
Our stock price has been volatile and has fluctuated significantly in the past. The trading price of our stock is likely to continue to be volatile and subject to fluctuations in the future. Your investment in our stock could lose some or all of its value. Some of the factors that could significantly affect the market price of our stock include:

•	actual or anticipated variations in operating and financial results;

•	analyst reports or recommendations;

•	rumors, announcements, or press articles regarding our or our competitors' operations, management, organization, financial condition, or financial statements; and

•	other events or factors, many of which are beyond our control.
The stock market in general, The NASDAQ Global Select Market, and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to operating performance. These forces reached unprecedented levels in the second half of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions. In particular, the U.S. equity markets experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies, continuing through 2012. During 2012, our stock price has experienced volatility, with the closing price of our common stock on The NASDAQ Global Select Market having ranged from $57.34 on November 14, 2012 to $87.30 on May 1, 2012. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.
Changes or modifications in financial accounting standards may have a material adverse impact on our reported results of operations or financial condition.
From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with the International Accounting Standards Board, or IASB, promulgates new accounting principles that could have a material adverse impact on our reported results of operations or financial condition. For example, FASB is currently working together with the IASB to converge certain accounting principles and facilitate more comparable financial reporting between companies who are required to follow Generally Accepted Accounting Principles, or GAAP, and those who are required to follow International Financial Reporting Standards, or IFRS. These efforts may result in different accounting principles under GAAP, which may have a material impact on the way in which we report financial results in areas including, among others, revenue recognition, lease accounting, and financial statement presentation. We expect the SEC to make a determination in the future regarding the incorporation of IFRS into the financial reporting system for U.S. companies. A change in accounting principles from GAAP to IFRS would be costly to implement and may have a material impact on our financial statements and may retroactively adversely affect previously reported transactions.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2012 fiscal year that remain unresolved.
ITEM 2. PROPERTIES
We lease and sublease office space in the Americas, which is comprised of the United States, Canada and Latin America, EMEA, which is comprised of Europe, the Middle East and Africa, and Asia-Pacific. The following table presents the location and square footage of our leased office space by reporting segment as of December 31, 2012:

	Enterprise division	Online Services division
	(square footage)
Americas	829,271	407,367
EMEA	369,666	84,969
Asia-Pacific	484,678	2,724
Total	1,683,615	495,060
In addition, we own land and buildings in Fort Lauderdale, Florida with approximately 313,385 square feet of office space used for our corporate headquarters and 42,000 square feet of office space in EMEA related to our Enterprise division.
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
On April 11, 2008, SSL Services, LLC, or SSL Services, filed a suit for patent infringement against us in the United States District Court for the Eastern District of Texas, or the SSL Matter. SSL Services alleged that we infringed U.S. Patent Nos. 6,061,796, or the '796 patent, and 6,158,011, or the '011 patent. We denied infringement and asserted that the patents-in-suit were invalid. A jury trial was held on SSL Services' claims, and on June 18, 2012, the jury found that we did not infringe the '796 patent and found that we willfully infringe the '011 patent through the sale and use of certain products. The jury awarded SSL Services $10.0 million. On September 17, 2012, the court issued a final judgment confirming the jury award of $10.0 million in damages and added $5.0 million in enhanced damages and approximately $5.0 million in prejudgment interest on the damages award. We do not believe that any of our products infringe the '011 patent, and we believe that the '011 patent is invalid. Accordingly, no accrual has been made related to this matter. We intend to vigorously appeal the district court's judgment on the '011 patent.
In addition to the SSL Matter and due to the nature of our business, we are subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries alleging infringement by various Company products and services, or the Other Matters. We believe that we have meritorious defenses to the allegations made in our pending cases and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters. In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, we believe that it is not reasonably possible that the ultimate outcomes will materially and adversely affect our business, financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock and Dividend Policy
Our common stock is currently traded on The NASDAQ Global Select Market under the symbol CTXS. The following table sets forth the high and low sales prices for our common stock as reported on The NASDAQ Global Select Market for the periods indicated, as adjusted to the nearest cent.

	High	Low
Year Ended December 31, 2012:
Fourth quarter	$77.82	$56.57
Third quarter	$85.65	$68.17
Second quarter	$87.99	$69.89
First quarter	$80.70	$60.15
Year Ended December 31, 2011:
Fourth quarter	$78.00	$51.60
Third quarter	$84.00	$50.21
Second quarter	$88.49	$71.43
First quarter	$73.99	$61.24
On February 15, 2013, the last reported sale price of our common stock on The NASDAQ Global Select Market was $72.62 per share. As of February 15, 2013, there were approximately 724 holders of record of our common stock.
We currently intend to retain any earnings for use in our business, for investment in acquisitions and to repurchase shares of our common stock. We have not paid any cash dividends on our capital stock in the last two years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.4 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2012, approximately $335.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended December 31, 2012.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
October 1, 2012 through October 31, 2012	368,171	$67.80	359,600	$387,299
November 1, 2012 through November 30, 2012	456,346	$60.87	439,100	$360,567
December 1, 2012 through December 31, 2012	406,641	$63.85	390,317	$335,610
Total	1,231,158	$63.93	1,189,017	$335,610

(1)
Represents shares acquired in open market purchases and 42,141 shares withheld from stock units that vested in the fourth quarter of 2012 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We expended approximately $76.1 million during the quarter ended December 31, 2012 for repurchases of our common stock. For more information see Note 8 to our condensed consolidated financial statements.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$2,586,123	$2,206,392	$1,874,662	$1,614,088	$1,583,354
Cost of net revenues(a)(c)	404,137	293,599	232,266	195,197	181,635
Gross margin	2,181,986	1,912,793	1,642,396	1,418,891	1,401,719
Operating expenses(c)	1,791,208	1,495,827	1,321,680	1,240,214	1,231,718
Income from operations	390,778	416,966	320,716	178,677	170,001
Interest income	10,152	13,819	14,577	14,683	31,506
Other income (expense), net	9,299	(288)	(1,473)	532	(4,584)
Income before income taxes	410,229	430,497	333,820	193,892	196,923
Income taxes	57,682	74,867	57,379	2,875	18,647
Consolidated net income	352,547	355,630	276,441	191,017	178,276
Less: Net loss attributable to non-controlling interest	—	692	624	—	—
Net income attributable to Citrix Systems, Inc.	$352,547	$356,322	$277,065	$191,017	$178,276
Net income per share attributable to Citrix Systems, Inc. stockholders — diluted(b)	$1.86	$1.87	$1.46	$1.03	$0.96

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$4,796,402	$4,099,541	$3,703,600	$3,091,147	$2,694,306
Total equity	3,121,777	2,730,490	2,560,588	2,188,507	1,917,865

(a)
Cost of net revenues includes amortization of product related intangible assets of $80.0 million, $54.7 million, $50.5 million, $47.9 million and $48.0 million in 2012, 2011, 2010, 2009 and 2008, respectively.

(b)
Our diluted weighted–average shares outstanding primarily fluctuates based on the level of shares issued under our stock-based compensation programs, stock repurchases made under our stock repurchase program and shares issued in connection with our acquisitions. See Notes 3, 7 and 8 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012.

(c)
As discussed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012, we revised our methodology for allocating certain information technology, or IT, support costs to more closely align these costs to the employees directly utilizing the related assets and services and to reflect how management assesses the cost of headcount in 2012. As a result, certain IT support costs have been reclassified from operating expenses to cost of goods sold. All periods above has been reclassified to conform to current year presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Citrix is a cloud computing company that enables mobile workstyles- empowering people to work and collaborate from anywhere, accessing enterprise apps and data on any of the latest devices, as easily as they would in their own office- simply and securely. Citrix cloud computing solutions help IT and service providers build both private and public clouds, leveraging virtualization and networking technologies to deliver high-performance, elastic and cost-effective services for mobile workstyles.
We market and license our products directly to enterprise customers, over the Web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.
Citrix is a Delaware corporation founded on April 17, 1989.
Executive Summary
We believe our approach is unique in the market because we have combined innovative technologies to enable and power mobile workstyles. Our technologies mobilize desktops, apps, workloads and people to help our customers drive business value. Our Mobile and Desktop products are leaders in the area of desktop management, including Desktop Virtualization marketed as XenDesktop and XenApp. In addition, in January of 2013, we acquired Zenprise, Inc., or Zenprise, and its mobile device management, or MDM, products, which will be integrated with our Citrix CloudGateway product offering to provide customers a complete solution for mobile enterprise management. Our Networking and Cloud products offer customers a value-added approach to building and delivering IT to end-users, including our Cloud Networking products, which allow our customers to deliver services to mobile users with high performance, security and reliability, and our Cloud Platform products, which allow our customers to build scalable and reliable private and public cloud computing environments. We believe this combination of products allows us to deliver a comprehensive end-to-end mobile lifestyles solution, and one that we believe, when considered as a whole, is competitively differentiated by its feature set and interoperability.
In today’s business environment there is a sharp focus on IT products and services that can reduce cost and deliver a quick, tangible return on investment, or ROI. With our customers focused on economic value in technology solutions, we continue highlighting our products’ abilities to reduce IT costs, increase business flexibility and deliver ROI with a simpler more flexible approach to computing.
In 2011, we saw uncertainties surrounding IT spending, particularly in the European markets. Through the third quarter of 2012, we continued to encounter hesitancy on the part of customers in initiating large capital projects causing opportunities to be pushed into the future or to be split into smaller transactions. In the fourth quarter of 2012, we saw improvements in demand across all geographies, which contributed to our overall Product and license revenue growth. See our Summary of Results section below.
Although we experienced greater demand in the fourth quarter of 2012, we believe that continued economic uncertainty may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition, particularly in North America and Europe.
In 2013, we plan to focus on helping our customers embrace and power mobile workstyles and build cloud infrastructure so cloud services can be delivered virtually anywhere with a high quality user experience. We plan to sustain the long-term growth of our businesses around the world by expanding our go-to-market reach and direct customer touch through hiring additional enterprise account managers and expanding consulting and technical support capacity; investing in product innovation, bringing new technologies to market and improving integration across our product portfolio to drive simplicity and better end-user experience; and making selective and strategic acquisitions of technology, talent and/or businesses. We also plan to invest in new service provider channel programs that allow our partners to upgrade their capabilities in desktop virtualization, giving us more capacity to drive strategic Mobile and Desktop transactions and to cross-sell Cloud Networking, Cloud Platforms, Collaboration and Data Sharing.
Enterprise division
Our Desktop Virtualization products are built to transform and reduce the cost of traditional desktop management by virtualizing the desktop, with our XenDesktop product, and virtualizing applications, with our XenApp product, in a customer’s datacenter. We are moving the delivery of desktops and related applications to an on-demand service rather than the delivery of a device. We continue to see growing customer interest in XenDesktop and, in addition, by making the XenDesktop trade-up program a standard program, we are maximizing our XenApp install base and driving continued XenDesktop adoption.

In January 2013, we completed our acquisition of Zenprise, a privately held leading innovator in MDM. We are currently working to integrate the Zenprise products for MDM with our Citrix CloudGateway product for managing mobile apps and data to offer our enterprise IT customers comprehensive products that make it easier to manage and secure devices, apps and data, while allowing users to embrace mobile workstyles and access enterprise apps from virtually any device. We believe our Mobility products will offer a comprehensive approach that can transform organizations into mobile enterprises with the security and control IT requires, the ease of use and flexibility users desire, and the productivity business demands.
Our Cloud Networking products power mobile workstyles while altering the traditional economics of the datacenter by providing greater levels of flexibility of computing resources, especially with respect to servers, improving application performance and thereby reducing the amount of processing power involved, and allowing easy reconfiguration of servers by permitting storage and network infrastructure to be added-in virtually rather than physically. Our Cloud Networking products are also enhancing our differentiation and driving customer interest around desktop virtualization as enterprises are finding good leverage in deploying these technologies together.
In July 2012, we acquired Bytemobile, Inc., or Bytemobile, a privately held leading provider of data and video optimization solutions for mobile network operators. The Bytemobile acquisition has given us a strategic foothold in the core infrastructure of certain mobile operators which are experiencing rapid growth in network traffic, driven by the combination of new consumer devices, rich multimedia content, and high speed 3G, 4G and LTE networks. Our Bytemobile Smart Capacity products combined with our Citrix NetScaler line of Cloud Networking products enhance our broader strategy of powering mobile workstyles and cloud services and allow us to offer mobile operators combined solutions that deliver a high quality user experience to mobile subscribers.
Our Cloud Platform products allow our customers to build scalable and reliable private and public cloud computing environments where customers can quickly and easily build cloud services within their existing infrastructure and provision hosted applications, desktops, services and infrastructure as a service, or IaaS, from the cloud.
Online Services division
Our Online Services division is focused on developing and marketing Collaboration and Data products. These products are primarily marketed via the web to large enterprises, medium and small businesses, prosumers and individuals. Our Online Services division's Collaboration products offer secure and cost-effective solutions that allow users to host and actively participate in online meetings, webinars and training sessions remotely and reduce costs associated with business travel. In addition, we offer products that offer users a secure, simple and cost efficient way to access their desktops remotely and support over the Internet on-demand. In the second quarter of 2012, we acquired Podio ApS, or Podio, a privately held provider of a cloud-based collaborative work platform. Podio became part of our Online Services division and is a natural extension of our collaboration business, providing today's mobile workforce an easy, secure and social way to come together and work as teams.
Our Data Sharing product, ShareFile, makes it easy for businesses of all sizes to securely store, sync and share business documents and files, both inside and outside the company. ShareFile's centralized cloud storage capability also allows users to share files across multiple devices and access them from any location.
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

Conforming changes have been made for all prior periods presented. See Note 2 to our consolidated financial statements for more information regarding the reclassifications described above.
Summary of Results
For the year ended December 31, 2012 compared to the year ended December 31, 2011, we delivered the following financial performance:

•	Product and license revenue increased 11.6% to $830.6 million;

•	Software as a Service revenue increased 18.9% to $511.3 million;

•	License updates and maintenance revenue increased 19.7% to $1,125.1 million;

•	Professional services revenue increased 30.1% to $119.1 million;

•	Operating income decreased 6.3% to $390.8 million; and

•	Diluted earnings per share decreased 0.3% to $1.86.
The increase in our Product and licenses revenue was primarily driven by sales of our Networking and Cloud products, led by NetScaler and increased sales of our Mobile and Desktop products, led by XenDesktop. We currently target our Product and licenses revenue to increase when comparing the first quarter of 2013 to the first quarter of 2012. Our Software as a service revenue increased due to increased sales of our Collaboration products, led by GoToMeeting and our Data Sharing product, ShareFile. The increase in License updates and maintenance revenue was primarily due to an increase in renewals and sales of our Subscription Advantage product and an increase in maintenance revenues, primarily driven by increased sales of our Networking and Cloud products, led by NetScaler. Professional services revenue increased primarily due to increases in consulting revenues related to increased implementation sales of our Enterprise division’s products. We currently target that total revenue to increase when comparing the first quarter of 2013 to the first quarter of 2012. In addition, when comparing the 2013 fiscal year to the 2012 fiscal year we target total revenue to increase. The decrease in Operating income and diluted net income per share when comparing 2012 to 2011 was primarily due to an increase in stock-based compensation costs primarily related to our retention-focused annual stock grant to key employees and our recent acquisitions and an increase in amortization of intangible assets primarily related to our recent acquisitions. Also contributing to the decrease is an increase in Cost of net revenues due to increases in sales of products with a hardware component and increased sales of our services, both of which have a higher cost than our software products.
2012 Acquisitions
Podio
In April 2012, we acquired all of the issued and outstanding securities of Podio, a privately-held provider of a cloud-based collaborative work platform. Podio became part of our Online Services division and expands our offerings of integrated cloud-based support for team-based collaboration. The total consideration for this transaction was approximately $43.6 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.5 million, all of which we expensed during the year ended December 31, 2012 and are included in General and administrative expense in our accompanying consolidated statements of income in this Annual Report on Form 10-K for the year ended December 31, 2012. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive up to 127,668 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
Bytemobile
In July 2012, we acquired all of the issued and outstanding securities of Bytemobile, a privately-held provider of data and video optimization solutions for mobile network operators. Bytemobile became part of our Enterprise division and extends our industry reach into the mobile and cloud markets. The total consideration for this transaction was approximately $399.5 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.1 million, all of which we expensed during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income in this Annual Report on Form 10-K for the year ended December 31, 2012.
2012 Other Acquisitions
During the first quarter of 2012, we acquired all of the issued and outstanding securities of a privately-held company for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. This business became part of our Enterprise division. Transaction costs associated with the acquisition were approximately $0.5 million, of which we expensed $0.4 million and $0.1 million during the years ended December 31, 2012 and 2011, respectively, and are included in General and administrative expense in the accompanying consolidated statements of income in this Annual Report on Form 10-K for the year ended December 31, 2012. In addition, in connection with this acquisition, we assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of our common stock and assumed certain stock options which are exercisable for 12,017 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
During the second quarter of 2012, we acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $15.4 million, net of $0.2 million of cash acquired. The businesses became part of our Enterprise division. Transaction costs associated with the acquisitions were approximately $0.4 million, all of which we expensed during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income in this Annual Report on Form 10-K for the year ended December 31, 2012. In addition, in connection with the acquisitions, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 66,459 shares of our common stock, for which the vesting period reset fully upon the closing of each respective transaction.
During the third quarter of 2012, we acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $5.3 million. One of the businesses became part of our Enterprise division and the other became part of our Online Services division. Transaction costs associated with the acquisitions were approximately $0.2 million, all of which we expensed during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income in this Annual Report on Form 10-K for the year ended December 31, 2012. In addition, in connection with the acquisitions, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 13,487 shares of our common stock, for which the vesting period reset fully upon the closing of each respective transaction.
We have included the effects of all of the companies acquired in 2012 in our results of operations prospectively from the date of each acquisition.
2011 Acquisitions
Netviewer AG
In February 2011, we acquired all of the issued and outstanding securities of Netviewer AG, or Netviewer, a privately held European SaaS vendor in collaboration and IT services. Netviewer became part of our Online Services division and the acquisition enables the extension of our Online Services business in Europe. The total consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $3.1 million, of which we expensed $1.1 million and $2.0 million during the years ended December 31, 2011 and 2010, respectively, and are included in General and administrative expense in the accompanying consolidated statements of income in this Annual Report on Form 10-K for the year ended December 31, 2012. In addition, in connection with the acquisition, we assumed non-vested stock units, which were converted into the right to receive up to 99,100 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
Cloud.com
In July 2011, we acquired all of the issued and outstanding securities of Cloud.com Inc., or Cloud.com, a privately-held provider of software infrastructure platforms for cloud providers. Cloud.com became part of our Enterprise division and the acquisition further establishes us as a leader in infrastructure for the growing cloud provider market. The total consideration for this transaction was approximately $158.8 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.9 million, all of which we expensed during the year ended December 31, 2011, and are included in General and administrative expense in the accompanying consolidated statements of income in this Annual Report on Form 10-K for the year ended December 31, 2012. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 288,742 shares of our common stock and certain stock options which are exercisable for 183,780 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
RingCube
In August 2011, we acquired all of the issued and outstanding securities of RingCube Technologies, Inc., or RingCube, a privately-held company that specializes in user personalization technology for virtual desktops. RingCube became part of our Enterprise division and the acquisition further solidifies our position in desktop virtualization. The total consideration for this transaction was approximately $32.2 million, net of $0.5 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, all of which we expensed during the year ended December 31, 2011, and are included in General and administrative expense in the accompanying consolidated statements of income in this Annual Report on Form 10-K for the year ended December 31, 2012. In addition, in connection with the RingCube acquisition, we assumed non-vested stock units which were converted into the right to receive up to 58,439 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.

ShareFile
In October 2011, we acquired all of the issued and outstanding securities of Novell Labs, Inc. d/b/a ShareFile, or ShareFile, a privately-held provider of secure data sharing and collaboration solutions. ShareFile initially became part of our Enterprise division and in the first quarter of 2012 it was transferred to our Online Services division. The total consideration for this transaction was approximately $54.0 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.7 million, all of which we expensed during the year ended December 31, 2011 and are included in General and administrative expense in our consolidated statements of income included in this Annual Report on Form 10-K for the year ended December 31, 2012. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 180,697 shares of our common stock and assumed certain stock options which are exercisable for 390,775 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
App-DNA
In November 2011, we acquired all of the issued and outstanding securities of App-DNA, a privately-held company that specializes in application migration and management. App-DNA became part of our Enterprise division. The total consideration for this transaction was approximately $90.8 million, net of $3.2 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $1.3 million, all of which we expensed during the year ended December 31, 2011, and are included in General and administrative expense in our consolidated statements of income included in this Annual Report on Form 10-K for the year ended December 31, 2012. In addition, in connection with the acquisition we assumed non-vested stock units, which were converted into the right to receive up to 114,487 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
2011 Other Acquisition
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
Subsequent Events
On January 2, 2013, we acquired all of the issued and outstanding securities of Zenprise, Inc., or Zenprise, a privately-held leader in mobile device management. We will integrate the Zenprise products for mobile device management, with our Citrix CloudGateway™ products for managing mobile apps and data. The total preliminary consideration for this transaction was approximately $324.2 million, net of $2.9 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition are currently estimated at $0.7 million, of which we expensed approximately $0.5 million during the year ended December 31, 2012 and are included in General and administrative expense in our consolidated statements of income included in this Annual Report on Form 10-K for the year ended December 31, 2012. In addition, in connection with the acquisition, we assumed certain stock options which are exercisable for 285,817 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.

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
Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.
Revenue Recognition
We recognize revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and we have no remaining obligations; the fee is fixed or determinable; and collectability is probable. We define these four criteria as follows:

•
Persuasive evidence of the arrangement exists. We primarily sell our software products via electronic or paper licenses and typically require a purchase order from the distributor, reseller or end-user (depending on the arrangement) who have previously negotiated a master distribution or resale agreement and an executed product license agreement from the end-user. For appliance sales, our customary practice is to require a purchase order from distributors and resellers who have previously negotiated a master packaged product distribution or resale agreement. We typically recognize revenue upon shipment for our appliance sales. For maintenance, technical support, product training and consulting services, we require a purchase order and an executed agreement. For SaaS, we generally require the customer or the reseller to electronically accept the terms of an online services agreement or execute a contract.

•
Delivery has occurred and we have no remaining obligations. We consider delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For hardware appliance sales, our standard delivery method is free-on-board shipping point. Consequently, we consider delivery of appliances to have occurred when the products are shipped pursuant to an agreement and purchase order. For SaaS, delivery occurs upon providing the users with their login id and password. For product training and consulting services, we fulfill our obligation when the services are performed. For license updates, maintenance and technical support, we assume that our obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months. For SaaS, we assume that our obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 months.

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
For hardware appliance transactions entered into subsequent to January 1, 2011, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of using the selling price hierarchy in the amended revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, third-party evidence, or TPE, if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating competitor products or services in stand-alone sales to similarly situated customers. However, as our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we are not typically able to determine TPE. The estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels and competitor pricing strategies.
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
Our SaaS products are considered service arrangements per the authoritative guidance; accordingly, fees related to online service agreements are recognized ratably over the contract term. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Generally, our SaaS is sold separately and not bundled with Enterprise division products and services. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012 for further information on our revenue recognition.
Stock-Based Compensation
Under the fair value recognition provisions of the authoritative guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or performance period, which is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and a Monte Carlo simulation model to determine the fair of non-vested stock unit awards that vest based on market and service conditions. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends.
For stock options, we determine the expected volatility factor, by utilizing the implied volatility in two-year market-traded options on our common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of our options is based on historical employee exercise patterns. We also periodically analyze our historical pattern of option exercises based on certain demographic characteristics and we determined that there were no meaningful differences in option exercise activity based on demographic characteristics. The approximate risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we used a dividend yield of zero in the option pricing model.
For non-vested stock unit awards that vest based on market and service conditions, the attainment level under each award will be based on our total return to stockholders over the performance period compared to the return on the Nasdaq Composite Total Return Index, or the XCMP. The range of expected volatilities utilized was based on the historical volatilities of our common stock and the XCMP. We utilize historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between our stock performance and the XCMP in order to model the stock price movements. The volatilities used were calculated over the most recent 2.75 year period, which was the remaining term of the performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. We do not intend to pay dividends on our common stock in the foreseeable future; accordingly, we used a dividend yield of zero in our model.
In 2010 and 2011, we issued non-vested stock units with performance goals to senior level employees. The number of non-vested stock units underlying each award may be determined based on a range of attainment within defined performance goals. We are required to estimate the attainment that will be achieved related to the defined performance goals and number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. If our initial estimates of performance goal attainment change, the related expense may fluctuate from quarter to quarter based on those estimates and if the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
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
As of December 31, 2012, there was $264.4 million of total unrecognized compensation cost related to options and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 1.98 years.
If factors change and we employ different assumptions for estimating grant date fair value for our stock-based awards or in future periods if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes models and Monte Carlo simulations, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. See Notes 2 and 7 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012 for further information regarding our adoption of the authoritative guidance for stock-based compensation.

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
Intangible Assets
We have acquired product related technology assets and other intangible assets from acquisitions and other third party agreements. We allocate the purchase price of acquired intangible assets acquired through third party agreements based on their estimated relative fair values. We allocate a portion of purchase price of acquired companies to the product related technology assets and other intangible assets acquired based on their estimated fair values. We typically engage third party appraisal firms to assist us in determining the fair values and useful lives of product related technology assets and other intangible assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in determining the fair value and useful lives of the product related technology assets include but are not limited to future expected cash flows earned from the product related technology and discount rates applied in determining the present value of those cash flows. Critical estimates in valuing certain other intangible assets include but are not limited to future expected cash flows from customer contracts, customer lists, distribution agreements, patents, brand awareness and market position, as well as discount rates.

Management's estimates of fair value are based upon assumptions believed to be reasonable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
We monitor acquired intangible assets for impairment on a periodic basis by reviewing indicators of impairment. If an indicator exists we compare the estimated net realizable value to the unamortized cost of the intangible asset. The recoverability of the intangible assets is primarily dependent upon our ability to commercialize products utilizing the acquired technologies, retain existing customers and customer contracts, and maintain brand awareness. The estimated net realizable value of the acquired intangible assets is based on the estimated undiscounted future cash flows derived from such intangible assets. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our products, customer retention rates and ability to secure and maintain our market position. Actual revenues and costs could vary significantly from these forecasted amounts. As of December 31, 2012, the estimated undiscounted future cash flows expected from product related technology assets and other intangible assets from these acquisitions is sufficient to recover their carrying value. If these products are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology; or if we fail to retain acquired customers or successfully market acquired brands, we could determine that some or all of the remaining $556.2 million carrying value of our acquired intangible assets is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.
Goodwill
The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2012, we had $1,518.2 million in goodwill related to our acquisitions. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. Our revenues are derived from sales of our Enterprise division products, which include our Mobile and Desktop products, Networking and Cloud products and related license updates and maintenance and from sales of our Online Services division’s Collaboration and Data products. The Enterprise division and the Online Services division constitute our two reportable segments. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding our reportable segments. We evaluate goodwill between these segments, which represent our reporting units.
We account for goodwill in accordance with FASB’s authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. We complete our goodwill and certain intangible assets impairment test on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that an impairment in the value of goodwill and certain intangible assets recorded on our balance sheet may exist. In 2011, we early adopted the authoritative guidance, which provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing for goodwill and certain intangible assets is necessary, which we refer to as the Qualitative Screen. In performing the Qualitative Screen, we are required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If after performing the Qualitative Screen impairment indicators are present, we would perform a quantitative impairment test to estimate the fair value of goodwill and certain intangible assets. In doing so, we would estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the goodwill and certain intangible assets carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our results of operations.
We performed the Qualitative Screen for our goodwill impairment test in the fourth quarter of 2012. As a result of the Qualitative Screen, no further quantitative impairment test was deemed necessary. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2012 and 2011.

Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2012, we had approximately $59.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2012, we determined that a $18.2 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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
The following discussion relating to the individual financial statement captions, our overall financial performance, operations and financial position should be read in conjunction with the factors and events described in “— Overview” and Part 1 – Item 1A entitled “Risk Factors,” included in this Annual Report on Form 10-K for the year ended December 31, 2012, which could impact our future performance and financial position.

Results of Operations
The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from year-to-year (in thousands other than percentages):

	Year Ended December 31,			2012 Compared to 2011	2011 Compared to 2010
	2012	2011	2010
Revenues:
Product and licenses	$830,645	$744,513	$619,452	11.6%	20.2%
Software as a service	511,323	430,213	360,617	18.9	19.3
License updates and maintenance	1,125,094	940,181	835,386	19.7	12.5
Professional services	119,061	91,485	59,207	30.1	54.5
Total net revenues	2,586,123	2,206,392	1,874,662	17.2	17.7
Cost of net revenues:
Cost of product and license revenues	96,962	74,393	66,682	30.3	11.6
Cost of services and maintenance revenues	227,150	164,465	115,080	38.1	42.9
Amortization of product related intangible assets	80,025	54,741	50,504	46.2	8.4
Total cost of net revenues	404,137	293,599	232,266	37.6	26.4
Gross margin	2,181,986	1,912,793	1,642,396	14.1	16.5
Operating expenses:
Research and development	450,571	380,674	361,376	18.4	5.3
Sales, marketing and services	1,060,829	885,066	771,660	19.9	14.7
General and administrative	245,259	213,673	173,394	14.8	23.2
Amortization of other intangible assets	34,549	16,390	14,279	110.8	14.8
Restructuring	—	24	971	*	*
Total operating expenses	1,791,208	1,495,827	1,321,680	19.7	13.2
Income from operations	390,778	416,966	320,716	(6.3)	30.0
Interest income	10,152	13,819	14,577	(26.5)	(5.2)
Other income (expense), net	9,299	(288)	(1,473)	*	*
Income before income taxes	410,229	430,497	333,820	(4.7)	29.0
Income taxes	57,682	74,867	57,379	(23.0)	30.5
Consolidated net income	352,547	355,630	276,441	(0.9)	28.6
Less: Net loss attributable to non-controlling interest	—	692	624	*	*
Net income attributable to Citrix Systems, Inc.	$352,547	$356,322	$277,065	(1.1)%	28.6%

*	not meaningful
Revenues by Segment
Net revenues of our Enterprise division include Product and licenses, License updates and maintenance, and Professional services. Product and licenses primarily represent fees related to the licensing of the following major products:

•	Mobile and Desktop (formerly Desktop Solutions) is primarily comprised of our desktop virtualization products XenDesktop and XenApp; and

•
Networking and Cloud (formerly Datacenter and Cloud Solutions) is primarily comprised of cloud networking products, which include NetScaler, Cloud Bridge (including our product formerly known as Branch Repeater) and Bytemobile Smart Capacity, and the cloud platform products which include XenServer, CloudPlatform (formerly CloudStack) and CloudPortal.

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
Our Online Services division’s revenues, which are recognized ratably over the contractual term, consist of fees related to our SaaS products including:

•	Collaboration products, which primarily include GoToMeeting, GoToWebinar, GoToTraining, GoToMyPC and GoToAssist;

•	Data Sharing product, which primarily includes ShareFile.
During the first quarter of 2012, we performed a review of the historical manner of presentation of certain of its revenue categories and adopted a revised presentation, which we believe is more comparable to those presented by other companies in the industry and better reflects our evolving product and service offerings. As a result, technical support, hardware maintenance and software updates revenues, which were previously presented in Technical services and License updates are classified together as License updates and maintenance. A corresponding change was made to rename Cost of services revenues to Cost of services and maintenance revenues; however, there was no change in classification. Product training and certification and consulting services, which were previously presented in Technical services, are classified together as Professional services. Product licenses has been renamed to Product and licenses to more appropriately describe its composition of both software and hardware, however, there was no change in classification. The composition and classification of Software as a service remained unchanged. This change in manner of presentation will not affect our total net revenues, total cost of net revenues or gross margin.

	Year Ended December 31,			2012 Compared to 2011	2011 Compared to 2010
	2012	2011	2010
	(In thousands)
Revenues:
Product and licenses	$830,645	$744,513	$619,452	$86,132	$125,061
Software as a Service	511,323	430,213	360,617	81,110	69,596
License updates and maintenance	1,125,094	940,181	835,386	184,913	104,795
Professional Services	119,061	91,485	59,207	27,576	32,278
Total net revenues	$2,586,123	$2,206,392	$1,874,662	$379,731	$331,730
Product and licenses
Product and licenses revenue increased during 2012 when compared to 2011 primarily due to increased sales of our Networking and Cloud products, led by NetScaler, of $60.0 million and increased sales of our Mobile and Desktop products, led by XenDesktop, of $27.1 million. Product and licenses revenue increased during 2011 when compared to 2010 primarily due to increased sales of our Mobile and Desktop products, led by XenDesktop of $74.1 million and increased sales of our Networking and Cloud products, led by NetScaler, of $48.7 million. We currently target Product and licenses revenue to increase when comparing the first quarter of 2013 to the first quarter of 2012.
Software as a Service
Software as a Service revenue increased during 2012 when compared to 2011 primarily due to increased sales of our Online Services division's Collaboration products of $61.0 million and due to increased sales of our Data Sharing products of $19.3 million. Software as a Service revenue increased during 2011 compared to 2010 primarily due to increased sales of our Online Services division's Collaboration products. We currently target our Software as a Service revenue to increase when comparing the first quarter of 2013 to the first quarter of 2012 and when comparing the first quarter of 2013 to the fourth quarter of 2012 due primarily to increased sales of our Collaboration products.
License updates and maintenance
License updates and maintenance revenue increased during 2012 when compared to 2011 primarily due to an increase in sales and renewals of our Subscription Advantage product of $114.6 million, and an increase in maintenance revenues of $45.2 million, primarily driven by increased sales of our Networking and Cloud products, led by NetScaler. License updates and maintenance revenue increased during 2011 when compared to 2010 primarily due to an increase in Subscription Advantage renewal sales of $59.5 million and an increase in maintenance revenues of $33.9 million, primarily driven by increased sales of our Networking and Cloud products, led by NetScaler. We currently are targeting that License updates and maintenance revenue will increase when comparing the first quarter of 2013 to the first quarter of 2012 and when comparing the first quarter of 2013 to the fourth quarter of 2012.
Professional services
Professional services revenue increased during 2012 when compared to 2011 and during 2011 when compared to 2010 primarily due to increases in consulting revenues related to increased implementation sales of our Enterprise division’s products. We currently target Professional services revenue to increase when comparing the first quarter of 2013 to the first quarter of 2012 consistent with the increase in Product and license revenue described above.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance and support contracts for our software and hardware products. Deferred revenues also includes SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. Deferred revenues increased approximately $238.1 million as of December 31, 2012 compared to December 31, 2011 primarily due to an increase in new and renewal sales of our Subscription Advantage product, led by XenDesktop, of $133.1 million; an increase in support sales related to our Enterprise division's products of $30.8 million, an increase in sales of maintenance contracts, led by sales of NetScaler, of $23.5 million; and an increase related to Bytemobile of $19.2 million. Also contributing to the overall increase in deferred revenue is an increase in multi-year contracts with our larger customers of our Enterprise division. We currently target deferred revenue to continue to increase in 2013.
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
International Revenues
International revenues (sales outside the United States) accounted for approximately 45.3% of our net revenues for the year ended December 31, 2012, 43.2% of our net revenues for the year ended December 31, 2011 and 42.7% of our net revenues for the year ended December 31, 2010. For detailed information on international revenues, please refer to Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012.
Segment Revenues
Our revenues are derived from sales of Enterprise division products which primarily include Mobility and Desktop products, Networking and Cloud products and related License updates and maintenance and Professional services and from our Online Services division’s Collaboration and Data products. The Enterprise division and the Online Services division constitute our two reportable segments.
An analysis of our reportable segment net revenue is presented below (in thousands):

	Year Ended December 31,			Revenue Growth	Revenue Growth
	2012	2011	2010	2012 to 2011	2011 to 2010
	(In thousands)
Enterprise division	$2,074,800	$1,778,646	$1,514,045	16.7%	17.5%
Online Services division	511,323	427,746	360,617	19.5%	18.6%
Consolidated net revenues	$2,586,123	$2,206,392	$1,874,662	17.2%	17.7%

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 11 of our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012 for additional information on our segment revenues.
Cost of Net Revenues

	Year Ended December 31,			2012 Compared to 2011	2011 Compared to 2010
	2012	2011	2010
	(In thousands)
Cost of product and license revenues	$96,962	$74,393	$66,682	$22,569	$7,711
Cost of services and maintenance revenues	227,150	164,465	115,080	62,685	49,385
Amortization of product related intangible assets	80,025	54,741	50,504	25,284	4,237
Total cost of net revenues	$404,137	$293,599	$232,266	$110,538	$61,333
Cost of product and license revenues consist primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense and royalties. Cost of services and maintenance revenues consist primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to providing our SaaS. Also included in cost of net revenues is amortization of product related intangible assets.
Cost of product and license revenues increased during 2012 when compared to 2011 and during 2011 when compared to 2010 primarily due to increased sales of our Networking and Cloud products, as described above, many of which contain hardware components that have a higher cost than our other software products. We currently are targeting cost of product and license revenues will increase when comparing the first quarter of 2013 to the first quarter of 2012 consistent with the targeted increase in sales of our hardware products.
Cost of services and maintenance revenues increased during 2012 compared to 2011 consistent with the increase in sales of our Collaboration products and continuing investment in infrastructure to support the voice and video offerings in our Collaboration products of $20.0 million. Also contributing to the increase in Cost of services and maintenance revenues is an increase in maintenance and support costs of $16.6 million and consulting costs of $15.7 million related to increased sales of our Enterprise division's products as described above. Cost of services and maintenance revenues increased during 2011 compared to 2010 consistent with the increase in revenue of Professional services related to our Enterprise division's products as described above. We currently are targeting cost of services and maintenance revenues will increase when comparing the first quarter of 2013 to the first quarter of 2012 consistent with the increase in Software as a Service and Professional services revenues as discussed above.
Gross Margin
Gross margin as a percent of revenue was 84.4% for 2012, 86.7% for 2011 and 87.6% for 2010. The decrease in gross margin as a percentage of net revenue for all periods presented was primarily due to the increase in sales of products with a hardware component and increased sales of our services both of which have a higher cost than our software products. When comparing the first quarter of 2013 to the first quarter of 2012, we expect a slight decline in gross margin, consistent with our targeted increase in sales of our hardware products and services.
Operating Expenses
Foreign Currency Impact on Operating Expenses
The functional currency for all of our wholly-owned foreign subsidiaries in our Enterprise division is the U.S. dollar. A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to 15 months in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the timeframe for which we hedge our risk.

Research and Development Expenses

	Year Ended December 31,			2012 Compared to 2011	2011 Compared to 2010
	2012	2011	2010
	(In thousands)
Research and development	$450,571	$380,674	$361,376	$69,897	$19,298
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during 2012 as compared to 2011 due to a $35.8 million increase in compensation and other employee-related costs, primarily related to increased headcount due to strategic hiring and acquisitions, and an increase in stock-based compensation expense of $22.0 million, primarily related to retention-focused awards granted to new and existing employees and assumed in conjunction with our acquisitions. Also contributing to the increase in Research and development expenses when comparing 2012 to 2011 is a $13.5 million increase in facilities costs and related depreciation, consistent with the increase in headcount.
Research and development expenses increased during 2011 as compared to 2010 primarily due to a $36.4 million increase in compensation and other employee related costs primarily related to increased headcount due to strategic hiring and acquisitions. Partially offsetting the increases in research and development costs when comparing 2011 to 2010 is a $22.4 million decrease in stock-based compensation expense due to stock-based awards related to certain acquisitions that fully vested. The increase primarily relates to the strategic hiring of employees in research and development as discussed above in our Executive Summary.
Sales, Marketing and Services Expenses

	Year Ended December 31,			2012 Compared to 2011	2011 Compared to 2010
	2012	2011	2010
	(In thousands)
Sales, marketing and services	$1,060,829	$885,066	$771,660	$175,763	$113,406
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
Sales, marketing and services expenses increased during 2012 compared to 2011 primarily due to a $132.9 million increase in compensation, including variable and stock-based compensation and employee-related costs due to additional headcount in our sales force and professional services group, as well as from our acquisitions. Also contributing to the increase in Sales, marketing and services expense when comparing 2012 to 2011 is an $18.7 million increase in facilities costs and related depreciation, consistent with the increase in headcount.
Sales, marketing and services expenses increased during 2011 compared to 2010 primarily due to an $81.1 million increase in compensation, including variable compensation and employee-related costs due to additional headcount in our sales force and professional services group, as well as from our acquisitions. Also contributing to the increase in sales, marketing and services expense was a $10.6 million increase in facilities costs and related depreciation, consistent with the increase in headcount and a $10.3 million increase in marketing program costs related to various marketing campaigns and events.
General and Administrative Expenses

	Year Ended December 31,			2012 Compared to 2011	2011 Compared to 2010
	2012	2011	2010
	(In thousands)
General and administrative	$245,259	$213,673	$173,394	$31,586	$40,279
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.

General and administrative expenses increased during 2012 compared to 2011 primarily due to an increase in compensation and employee related costs of $20.2 million due to additional headcount, primarily in operations, as well as from our acquisitions. Also contributing to the increase in General and administrative expense when comparing 2012 to 2011 is an increase in stock-based compensation expense of $13.6 million related to retention-focused stock-based awards granted to new and existing employees and assumed in connection with acquisitions.
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
2013 Operating Expense Outlook
When comparing the first quarter of 2013 to the fourth quarter of 2012, we are targeting operating expenses to increase in Research and development; Sales, marketing and services and General and administrative primarily due to the acquisition of Zenprise completed in the first quarter of 2013. In addition, we are targeting an increase in Research and development as we continue to bring to market new technologies and improve integration of existing technologies and in Sales, marketing and services as we continue to focus on hiring to expand our go-to-market capacity and customer direct touch, as well as increasing consulting and technical support capacity.
Amortization of Other Intangible Assets

	Year Ended December 31,			2012 Compared to 2011	2011 Compared to 2010
	2012	2011	2010
	(In thousands)
Amortization of other intangible assets	$34,549	$16,390	$14,279	$18,159	$2,111
Amortization of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions. The increase in Amortization of other intangible assets when comparing 2012 to 2011 was primarily due to amortization of other intangible assets acquired in conjunction with our acquisitions, primarily Bytemobile. Also contributing to the increase is a $5.2 million impairment related to our decision to contribute our CloudStack tradename acquired in conjunction with our acquisition of Cloud.com to the Apache Software Foundation in 2012.
The increase in amortization of other intangible assets during 2011 as compared to 2010 was primarily due to acquired intangible assets related to 2011 acquisitions of $5.9 million offset by other acquired customer related intangible assets becoming fully amortized during 2011 of $4.0 million.
As of December 31, 2012, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $275.8 million. For more information regarding our acquisitions see, “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012.
Other Income (Expense), Net

	Year Ended December 31,			2012 Compared to 2011	2011 Compared to 2010
	2012	2011	2010
	(In thousands)
Other income (expense), net	$9,299	$(288)	$(1,473)	$9,587	$1,185
Other income (expense), net is primarily comprised of remeasurement of foreign currency transaction gains (losses), realized gains (losses) related to changes in the fair value of our investments that have a decline in fair value that is considered other-than-temporary, recognized gains (losses) related to investments and interest expense which was not material for all periods presented.
Other income (expense), net increased when comparing 2012 to 2011 primarily due to $16.5 million increase in gain on our strategic investments due to the sale of companies that we invested in, partially offset by a loss on remeasurement of our foreign currency transactions of $7.9 million.
Other income (expense), net increased when comparing 2011 to 2010 primarily due to a gain on remeasurement of our foreign currency transactions of $3.5 million and a decrease in losses recognized on prepayments at par of securities purchased at a premium within our available-for-sale investment portfolio of $0.6 million partially offset by an impairment recognized on a cost method investment of $3.5 million. For more information see “— Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012.
Income Taxes
We and certain of our subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years prior to 2009.
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
In June 2010, we reached a settlement in principle with the Internal Revenue Service, or IRS, regarding certain previously disclosed income tax deficiencies asserted in a Revenue Agent’s Report, or the RAR, the terms of which were approved in June 2012, or the Final Approval. Under the terms of the settlement, we agreed to an assessment of income tax deficiencies in full settlement of all open claims under the RAR and resolved with finality for future years all of the transfer pricing issues raised in the RAR. Based on this, we incurred a charge of $13.1 million in 2010 in accordance with the authoritative guidance. In connection with the Final Approval, we finalized the tax deficiency calculations and formally closed all of our open issues with the IRS relating to the 2004 and 2005 tax years. Because there were no changes from the agreement reached in 2010, no additional amounts have been included in income tax expense during 2012.
Also, in June 2012, we closed our IRS examination for the 2006 through 2008 tax years. We recognized a net tax benefit of $30.0 million in 2012 related to the closing of tax audits with the IRS for the 2006 through 2008 tax years, due to the reduction of the liability for uncertain tax positions for the closed tax years.
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2012, we had approximately $59.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2012, we determined that $18.2 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 14.1% for the year ended December 31, 2012 and 17.4% for the year ended December 31, 2011. The decrease in the effective tax rate when comparing the year ended December 31, 2012 to the year ended December 31, 2011 was primarily due to the impact of the IRS settlement for the tax years 2006 through 2008, partially offset by the expiration of the U.S. research and development tax credit for the 2012 tax year.
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
The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law will result in net tax benefits of approximately $9.4 million, which will be recognized in the first quarter of 2013, which is the quarter in which the law was enacted.

Liquidity and Capital Resources
During 2012, we generated operating cash flows of $818.5 million. These operating cash flows related primarily to net income of $352.5 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $214.9 million and stock-based compensation expense of $149.9 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $180.5 million, net of effects of acquisitions. Our investing activities used $357.9 million of cash consisting primarily of cash paid for acquisitions of $487.2 million, the purchase of property and equipment of $123.0 million and $34.4 million in cash paid for licensing agreements and product related intangible assets and other investments. These investing cash outflows were partially offset by net sales of investments of $258.9 million. Our financing activities used cash of $149.8 million primarily due to stock repurchases of $251.0 million. This financing cash outflow was partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $108.4 million.
During 2011, we generated operating cash flows of $679.1 million. These operating cash flows related primarily to net income of $355.6 million, adjusted for, among other things, non-cash charges including depreciation and amortization expenses of $159.3 million and stock-based compensation expense of $92.9 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $73.9 million, net of the effects of acquisitions. Our investing activities used $451.2 million of cash consisting primarily of cash paid for acquisitions of $455.4 million, the purchase of property and equipment of $111.9 million and $32.3 million in cash paid for licensing agreements and product related intangible assets and other investments. These investing cash outflows were partially offset by net sales of investments of $148.4 million. Our financing activities used cash of $292.6 million primarily due to stock repurchases of $424.8 million. This financing cash outflow was partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $125.6 million.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2013. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.
Cash, Cash Equivalents and Investments

	December 31,		2012 Compared to 2011
	2012	2011
	(In thousands)
Cash, cash equivalents and investments	$1,523,944	$1,477,601	$46,343
The increase in cash, cash equivalents and investments at December 31, 2012 as compared to December 31, 2011, is primarily due to cash provided by our operating activities of $818.5 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $108.4 million, partially offset by cash paid for acquisitions, net of cash acquired, of $487.2 million, expenditures made on stock repurchases of $251.0 million, purchases of property and equipment of $123.0 million and purchases of cost method investments and product-related intangible assets of $34.4 million. As of December 31, 2012, $779.8 million of the $1,523.9 million of cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. See “– Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a weighted-average credit rating of AA-/Aa3. We values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, and accordingly, we classify all of our fixed income available-for-sale securities as Level 2. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012 for more information regarding our available-for-sale investments.
We measure our cash flow hedges, which are classified as Prepaid expenses and other current assets and Accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs).
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
We have invested in convertible debt securities of certain early-stage entities that are classified as available-for-sale investments. As quoted prices in active markets or other observable inputs were not available for these investments, in order to measure them at fair value, we utilized a discounted cash flow model using a discount rate reflecting the market risk inherent in holding securities of an early-stage enterprise, adjusted by the probability-weighted exit possibilities associated with the convertible debt securities. This methodology required us to make assumptions that were not directly or indirectly observable regarding the fair value of the convertible debt securities; accordingly they are a Level 3 valuation and is included in the "Purchases of Level 3 securities" line in the table below. During the third quarter of 2012, one of these investments in a convertible debt security with a carrying amount of $5.0 million was determined to be impaired based on the discounted cash flow model referenced above and has been written down to its fair value of $2.5 million, resulting in an impairment charge of $2.5 million. The valuation performed to determine the fair value of the convertible debt security required us to make assumptions that were not directly or indirectly observable; accordingly it is a Level 3 valuation and is included in the table below. See Note 4 for more information regarding our available-for-sale investments.

Investments
(in thousands)
Balance at December 31, 2011	$3,696
Purchases of Level 3 securities	7,605
Transfers out of Level 3	(5,460)
Total realized losses included in earnings	(2,500)
Balance at December 31, 2012	$3,341
Transfers out of Level 3 relate to certain of our investments in convertible debt securities of early-stage entities that were classified as available-for-sale investments to cost method investments upon conversion to equity ownership, which are included in Other assets in our accompanying consolidated balance sheets. Realized losses included in earnings for the period are reported in Other income (expense), net in the accompanying consolidated statements of income.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During 2012, certain of our cost method investments with a carrying value of $13.0 million were determined to be impaired and have been written down to their combined fair value of $9.5 million, resulting in an impairment charge of $3.5 million, which is included in Other income (expense), net in our consolidated financial statements for the year ended December 31, 2012. In determining the fair value of cost method investments we consider many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short maturity of these items.
Accounts Receivable, Net

	December 31,		2012 Compared to 2011
	2012	2011
	(In thousands)
Accounts receivable	$637,403	$488,356	$149,047
Allowance for returns	(2,564)	(1,361)	(1,203)
Allowance for doubtful accounts	(3,883)	(2,564)	(1,319)
Accounts receivable, net	$630,956	$484,431	$146,525
The increase in accounts receivable at December 31, 2012 compared to December 31, 2011 was primarily due to increase in sales, particularly in the last month of 2012 compared to the last month of 2011. The activity in our allowance for returns was comprised primarily of $10.7 million of provisions for returns recorded during 2012 partially offset by $9.5 million in credits issued for returns. The activity in our allowance for doubtful accounts was comprised primarily of $2.9 million in additional provisions for doubtful accounts of which $1.1 million was in connection with our acquisitions during 2012, offset by $1.6 million of uncollectible accounts written off, net of recoveries.
From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At December 31, 2012, one distributor, Ingram Micro, accounted for 11% of our accounts receivable. At December 31, 2011, one distributor, Ingram Micro, accounted for 14% of our accounts receivable. For more information regarding significant customers see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.4 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At December 31, 2012, approximately $335.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2012. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan. Additionally, from time to time, we may enter into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require us to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions. We did not enter into any structured stock repurchase agreements in 2012 or 2011.

During the year ended December 31, 2012, we expended approximately $251.0 million on open market purchases, repurchasing 3,550,817 shares of outstanding common stock at an average price of $70.69.
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
Shares for Tax Withholding
During the years ended December 31, 2012, 2011 and 2010, we withheld 269,745 shares, 182,203 shares and 123,489 shares, respectively, from stock units that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of stock unit awards was $20.2 million for 2012, $13.3 million for 2011 and $6.3 million for 2010. These shares are reflected as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2012 and the related cash outlays reduce our total stock repurchase authority.
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

The following table summarizes our significant contractual obligations at December 31, 2012 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$261,395	$66,554	$105,614	$56,922	$32,305
Purchase obligations(2)	25,300	25,300	—	—	—
Total contractual obligations(3)	$286,695	$91,854	$105,614	$56,922	$32,305

(1)
In 2012, we entered into a lease to acquire additional office space in Santa Clara, CA. The rental commencement date will not begin until 2015 and the pricing for the lease will not be finalized until a future date. Accordingly, the future payment obligations related to this lease are not included in the table above.

(2)
Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end of approximately $17.4 million and a contingent obligation to purchase inventory, which is based on amount of usage, of approximately $7.9 million.

(3)
Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $43.9 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012 for further information.

As of December 31, 2012, we did not have any individually material capital lease obligations or other material long-term commitments reflected on our consolidated balance sheets.
Office Leases
We have an operating lease obligation through 2017 related to a property that is not utilized. At December 31, 2012, the total remaining obligation on this lease was approximately $1.4 million, all of which was accrued as of December 31, 2012, and is reflected in accrued expenses and other current liabilities and other liabilities in our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012.

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
We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2012. Actual results could differ materially.
Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012.
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
At December 31, 2012 and 2011, we had in place foreign currency forward sale contracts with a notional amount of $104.2 million and $78.0 million, respectively, and foreign currency forward purchase contracts with a notional amount of $252.8 million and $187.4 million, respectively. At December 31, 2012, these contracts had an aggregate fair value asset of $0.4 million and at December 31, 2011, these contracts had an aggregate fair value liability of $5.6 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2012 market rates, the fair value of our foreign currency forward contracts would decrease by $14.9 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2012 market rates would increase the fair value of our foreign currency forward contracts by $14.9 million, resulting in a net asset position. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as the prices of our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.
Exposure to Interest Rates
We have interest rate exposures resulting from our interest-based available-for-sale investments. We maintain available-for-sale investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2012 and 2011 levels, the fair value of the available-for-sale portfolio would decline by approximately $9.2 million and $10.7 million, respectively. If market interest rates were to decrease by 100 basis points from December 31, 2012 and 2011 levels, the fair value of the available-for-sale portfolio would increase by approximately $5.1 million and $3.5 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale and trading investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-38 of this Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2012, our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Operations and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Operations and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Operations and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited Citrix Systems, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Citrix Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Citrix Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 of Citrix Systems, Inc. and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
February 21, 2013

ITEM 9B. OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Stephen Dow, a member of our Board of Directors and Catherine Courage, our Senior Vice President, Customer Experience, each entered into a new trading plan in the fourth quarter of 2012 in accordance with Rule 10b5-1 and our policy governing transactions in our securities to exercise soon to expire stock options. We have also been advised that, in the fourth quarter of 2012, Murray Demo, a member of our Board of Directors, entered into an amendment to the trading plan he previously entered into in the third quarter of 2012. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2012.

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
10.6*
First Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 28, 2010)

10.7*
Second Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.8*
Third Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.9*
Fourth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 31, 2012)

10.10*
Form of Global Stock Option Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.11*
Form of Restricted Stock Unit Agreement For Non-Employee Directors under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.12*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Performance Based Awards) (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

Exhibit No.	Description
10.13*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Time Based Awards) (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.14*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Long Term Incentive) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.15*
Form of Long Term Incentive Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.16*	Amended and Restated 2005 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011)
10.17*†	Amendment to Amended and Restated 2005 Employee Stock Purchase Plan
10.18*	Citrix Systems, Inc. Executive Bonus Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.19*
Change in Control Agreement dated as of August 4, 2005 by and between the Company and Mark B. Templeton (incorporated by reference herein to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.20*
Form of Change in Control Agreement by and between the Company and each of David J. Henshall, David R. Freidman, Brett M. Caine, Alvaro J. Monserrat and John Gordon Payne (incorporated by reference herein to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.21*
Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between the Company and Mark Templeton (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.22*
Form of First Amendment to Change of Control Agreement between the Company and each of Brett M. Caine, David J. Henshall, David R. Friedman, Alvaro J. Monserrat, John Gordon Payne and Wesley Wasson (together with Mark Templeton, the “Executive Officers”) (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.23*
Form of Amendment to Change in Control Agreements by and between the Company and each of David J. Henshall, David R. Freidman, Brett M. Caine, Alvaro J. Monserrat and John Gordon Payne (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.24*
Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.25*†	Form of 2012 Change in Control Agreement by and between the Company and Catherine Courage
21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certifications
31.2†	Rule 13a-14(a) / 15d-14(a) Certifications
32.1††	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†††
XBRL (eXtensible Business Reporting Language). The following materials from Citrix Systems, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) notes to consolidated financial statements.

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.
†††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.

(b) Exhibits.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2012, the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C., 20549 and at the Commission’s regional offices at 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604 and 3 World Financial Center, Suite 400, New York, NY 10281-1022.
(c) Financial Statement Schedule.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2012 the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 21st day of February, 2013.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 21st day of February, 2013.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Citrix Systems, Inc.
We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citrix Systems, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
February 21, 2013

CITRIX SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$643,609	$333,296
Short-term investments — available-for-sale	285,022	406,461
Accounts receivable, net of allowances of $6,448 and $3,925 at December 31, 2012 and 2011, respectively	630,956	484,431
Inventories, net	10,723	8,507
Prepaid expenses and other current assets	106,579	95,419
Current portion of deferred tax assets, net	36,846	44,916
Total current assets	1,713,735	1,373,030
Long-term investments — available-for-sale	595,313	737,844
Property and equipment, net	303,294	277,429
Goodwill	1,518,219	1,239,120
Other intangible assets, net	556,205	343,372
Long-term portion of deferred tax assets, net	43,097	67,479
Other assets	66,539	61,267
Total assets	$4,796,402	$4,099,541
Liabilities and Equity
Current liabilities:
Accounts payable	$71,116	$58,034
Accrued expenses and other current liabilities	256,259	214,836
Income taxes payable	49,346	8,300
Current portion of deferred tax liabilities, net	876	79,318
Current portion of deferred revenues	965,276	818,642
Total current liabilities	1,342,873	1,179,130
Long-term portion of deferred revenues	232,719	141,241
Other liabilities	99,033	48,680
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 287,123 and 282,774 shares issued and outstanding at December 31, 2012 and 2011, respectively	287	283
Additional paid-in capital	3,691,111	3,385,053
Retained earnings	2,564,018	2,211,471
Accumulated other comprehensive loss	(7,705)	(11,561)
	6,247,711	5,585,246
Less — common stock in treasury, at cost (100,781 and 96,960 shares at December 31, 2012 and 2011, respectively)	(3,125,934)	(2,854,756)
Total stockholders' equity	3,121,777	2,730,490
Total liabilities and stockholders' equity	$4,796,402	$4,099,541
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share information)
Revenues:
Product and licenses	$830,645	$744,513	$619,452
Software as a service	511,323	430,213	360,617
License updates and maintenance	1,125,094	940,181	835,386
Professional services	119,061	91,485	59,207
Total net revenues	2,586,123	2,206,392	1,874,662
Cost of net revenues:
Cost of product and license revenues	96,962	74,393	66,682
Cost of services and maintenance revenues	227,150	164,465	115,080
Amortization of product related intangible assets	80,025	54,741	50,504
Total cost of net revenues	404,137	293,599	232,266
Gross margin	2,181,986	1,912,793	1,642,396
Operating expenses:
Research and development	450,571	380,674	361,376
Sales, marketing and services	1,060,829	885,066	771,660
General and administrative	245,259	213,673	173,394
Amortization of other intangible assets	34,549	16,390	14,279
Restructuring	—	24	971
Total operating expenses	1,791,208	1,495,827	1,321,680
Income from operations	390,778	416,966	320,716
Interest income	10,152	13,819	14,577
Other income (expense), net	9,299	(288)	(1,473)
Income before income taxes	410,229	430,497	333,820
Income taxes	57,682	74,867	57,379
Consolidated net income	352,547	355,630	276,441
Less: Net loss attributable to non-controlling interest	—	692	624
Net income attributable to Citrix Systems, Inc.	$352,547	$356,322	$277,065
Net income per share attributable to Citrix Systems, Inc. stockholders:
Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$1.89	$1.90	$1.49
Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$1.86	$1.87	$1.46
Weighted average shares outstanding:
Basic	186,722	187,315	185,959
Diluted	189,129	190,641	190,335
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)

Consolidated net income	$352,547	$355,630	$276,441
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,457	(4,595)	(702)

Available for sale securities:
Change in net unrealized gains	3,603	293	2,376
Less: reclassification adjustment for net (gains) losses included in net income	(3,443)	1,343	2,014
Net change	160	1,636	4,390

(Loss) gain on pension liability	(3,925)	634	(1,348)

Cash flow hedges:
Change in unrealized gains	(653)	(2,784)	170
Less: reclassification adjustment for net losses (gains) included in net income	5,817	(8,475)	1,573
Net change	5,164	(11,259)	1,743

Other comprehensive income (loss)	3,856	(13,584)	4,083

Comprehensive income	356,403	342,046	280,524

Less: Comprehensive income attributable to non-controlling interest	—	(692)	(624)
Comprehensive income attributable to Citrix Systems, Inc.	$356,403	$341,354	$279,900
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury			Non-Controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2009	264,831	$265	$2,587,727	$1,578,084	$(2,060)	(82,222)	$(1,975,509)		$—	$2,188,507
Shares issued under stock-based compensation plans	12,800	12	353,543	—	—	—	—		—	353,555
Stock-based compensation expense	—	—	100,908	—	—	—	—		—	100,908
Common stock issued under employee stock purchase plan	361	1	17,364	—	—	—	—		—	17,365
Tax benefit from employer stock plans	—	—	51,544	—	—	—	—		—	51,544
Stock repurchases, net	—	—	1,100	—	—	(8,157)	(434,839)		—	(433,739)
Restricted shares turned in for tax withholding	—	—	—	—	—	(123)	(6,298)		—	(6,298)
Purchase of non-controlling interest	—	—	—	—	—	—	—		8,221	8,221
Unrealized gain on forward contracts net of reclassification adjustments and net of taxes	—	—	—	—	1,743	—	—		—	1,743
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	4,390	—	—		—	4,390
Foreign currency translation adjustments	—	—	—	—	(702)	—	—		—	(702)
Other comprehensive loss on pension liability, net of tax	—	—	—	—	(1,348)	—	—		—	(1,348)
Net income	—	—	—	277,065	—	—	—		(624)	276,441
Balance at December 31, 2010	277,992	278	3,112,186	1,855,149	2,023	(90,502)	(2,416,645)	*	7,597	2,560,588	*
Shares issued under stock-based compensation plans	4,472	4	125,602	—	—	—	—		—	125,606
Stock-based compensation expense	—	—	89,422	—	—	—	—		—	89,422
Common stock issued under employee stock purchase plan	310	1	21,098	—	—	—	—		—	21,099
Tax benefit from employer stock plans	—	—	50,003	—	—	—	—		—	50,003
Stock repurchases, net	—	—	—	—	—	(6,276)	(424,849)		—	(424,849)
Restricted shares turned in for tax withholding	—	—	—	—	—	(182)	(13,262)		—	(13,262)
Purchase of non-controlling interest	—	—	(13,258)	—	—	—	—		(6,905)	(20,163)
Unrealized loss on forward contracts net of reclassification adjustments and net of taxes	—	—	—	—	(11,259)	—	—		—	(11,259)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	1,636	—	—		—	1,636
Foreign currency translation adjustments	—	—	—	—	(4,595)	—	—		—	(4,595)
Other comprehensive gain on pension liability, net of tax	—	—	—	—	634	—	—		—	634
Net income	—	—	—	356,322	—	—	—		(692)	355,630
Balance at December 31, 2011	282,774	283	3,385,053	2,211,471	(11,561)	(96,960)	(2,854,756)	*	—	2,730,490
Shares issued under stock-based compensation plans	3,983	3	108,402	—	—	—	—		—	108,405
Stock-based compensation expense	—	—	145,967	—	—	—	—		—	145,967
Common stock issued under employee stock purchase plan	366	1	24,888	—	—	—	—		—	24,889
Tax benefit from employer stock plans	—	—	24,839	—	—	—	—		—	24,839
Stock repurchases, net	—	—	—	—	—	(3,551)	(251,008)		—	(251,008)
Restricted shares turned in for tax withholding	—	—	—	—	—	(270)	(20,170)		—	(20,170)
Other	—	—	1,962	—	—	—	—			1,962
Unrealized gain on forward contracts net of reclassification adjustments and net of taxes	—	—	—	—	5,164	—	—		—	5,164
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	160	—	—		—	160
Foreign currency translation adjustments	—	—	—	—	2,457	—	—		—	2,457
Other comprehensive loss on pension liability, net of tax	—	—	—	—	(3,925)	—	—		—	(3,925)
Net income	—	—	—	352,547	—	—	—		—	352,547
Balance at December 31, 2012	287,123	$287	$3,691,111	$2,564,018	$(7,705)	(100,781)	$(3,125,934)		$—	$3,121,777

* Amounts do not sum due to rounding.
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating Activities
Net income	$352,547	$355,630	$276,441
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	114,574	71,131	64,783
Depreciation and amortization of property and equipment	100,299	88,124	73,375
Stock-based compensation expense	149,940	92,909	103,758
(Gain) loss on investments	(14,477)	1,343	2,014
Provision for doubtful accounts	1,784	266	2,035
Provision for product returns	10,743	5,541	2,717
Provision for inventory reserves	1,022	1,570	2,876
Deferred income tax benefit	(70,791)	(16,229)	(46,676)
Tax effect of stock-based compensation	24,839	50,003	51,544
Excess tax benefit from exercise of stock options	(35,374)	(51,659)	(60,164)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,706	1,895	(1,984)
Other non-cash items	1,178	4,733	781
Total adjustments to reconcile net income to net cash provided by operating activities	285,443	249,627	195,059
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(107,628)	(95,481)	(79,058)
Inventories	(2,024)	(3,097)	(1,192)
Prepaid expenses and other current assets	(9,195)	1,407	(37,319)
Other assets	(1,497)	(562)	3,785
Accounts payable	(426)	(11,758)	9,612
Accrued expenses and other current liabilities	45,135	(20,996)	49,938
Income taxes, net	(4,408)	25,180	37,501
Deferred revenues	216,798	168,994	160,121
Other liabilities	43,782	10,178	1,404
Total changes in operating assets and liabilities, net of the effects of acquisitions	180,537	73,865	144,792
Net cash provided by operating activities	818,527	679,122	616,292
Investing Activities
Purchases of available-for-sale investments	(1,435,367)	(1,360,677)	(1,287,438)
Proceeds from sales of available-for-sale investments	1,256,295	856,182	474,130
Proceeds from maturities of available-for-sale investments	437,991	652,939	433,792
Proceeds from repayments of trading securities	—	—	44,560
Proceeds from the sales of cost method investments	24,252	—	—
Purchases of property and equipment	(122,958)	(111,932)	(75,376)
Purchases of cost method investments	(6,622)	(16,879)	(9,485)
Cash paid for acquisitions, net of cash acquired	(487,221)	(455,377)	(20,510)
Cash paid for licensing agreements and product related intangible assets	(27,760)	(15,437)	(16,715)
Other	3,450	—	—
Net cash used in investing activities	(357,940)	(451,181)	(457,042)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	108,406	125,606	353,557
Repayment of acquired debt	(24,346)	(11,561)	—
Excess tax benefit from exercise of stock options	35,374	51,659	60,164
Purchase of non-controlling interest	—	(17,207)	—
Stock repurchases, net	(251,008)	(424,849)	(433,739)
Cash paid for tax withholding on vested stock awards	(20,170)	(13,262)	(6,298)
Other	1,962	(3,000)	—
Net cash used in financing activities	(149,782)	(292,614)	(26,316)
Effect of exchange rate changes on cash and cash equivalents	(492)	1,807	1,785
Change in cash and cash equivalents	310,313	(62,866)	134,719
Cash and cash equivalents at beginning of period	333,296	396,162	261,443
Cash and cash equivalents at end of period	$643,609	$333,296	$396,162
Supplemental Cash Flow Information
Cash paid for income taxes	$32,355	$12,195	$42,902
Cash paid for interest	$305	$139	$276
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Citrix Systems, Inc. ("Citrix" or the "Company"), is a Delaware corporation founded on April 17, 1989. Citrix is a cloud computing company that enables mobile workstyles; empowering people to work and collaborate from anywhere, accessing enterprise applications and data on any of the latest devices, as easily as they would in their own office; simply and securely. Citrix cloud computing solutions help IT and service providers build both private and public clouds, leveraging virtualization and networking technologies to deliver high-performance, elastic and cost-effective services for mobile workstyles.
Citrix markets and licenses its products directly to enterprise customers, over the Web, and through systems integrators ("SIs"), in addition to indirectly through value-added resellers ("VARs"), value-added distributors ("VADs") and original equipment manufacturers ("OEMs").
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
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2012 and 2011 include marketable securities, which are primarily money market funds, commercial paper, agency, and government securities, municipal securities and corporate securities with initial or remaining contractual maturities when purchased of three months or less.
Investments
Short-term and long-term investments at December 31, 2012 and 2011 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Accounts Receivable
The Company’s accounts receivable are due primarily from VARs, VADs and end customers. Collateral is not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including an analysis of the customers’ payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments. Based on this review, the Company specifically reserves for those accounts deemed uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts was $3.8 million and $2.5 million as of December 31, 2012 and 2011, respectively. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. One distributor, Ingram Micro, accounted for 11% and 14% of gross accounts receivable at December 31, 2012 and 2011, respectively.
Inventory
Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of December 31, 2012 and December 31, 2011.

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

During 2012 and 2011, the Company retired $5.3 million and $33.1 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of these assets was not material and no material asset retirement obligations were associated with them.
Property and equipment consist of the following:

	December 31,
	2012	2011
	(In thousands)
Buildings	$76,202	$72,100
Computer equipment	179,199	152,795
Software	271,292	224,750
Equipment and furniture	86,483	64,493
Leasehold improvements	152,808	131,586
	765,984	645,724
Less accumulated depreciation and amortization	(479,459)	(384,179)
Land	16,769	15,884
Total	$303,294	$277,429
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
During 2012, 2011 and 2010, the Company did not recognize any impairment charges associated with its long-lived assets. For the year ended December 31, 2012, the Company decided to contribute its CloudStack tradename acquired in conjunction with its acquisition of Cloud.com to the Apache Software Foundation. As a result, the carrying value of the CloudStack tradename was written down to zero, resulting in a $5.2 million impairment, which was recorded in Amortization of other intangible assets in the accompanying consolidated statements of income. During 2011 and 2010, the Company did not recognize any impairment charges associated with its intangible assets.
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment tests analyses completed during the fourth quarters of 2012 and 2011, respectively. The authoritative guidance provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing is necessary. The Company performed the qualitative assessment when it performed its goodwill impairment test in the fourth quarter of 2012. As a result of the qualitative analysis no further quantitative impairment test was deemed necessary. In-process R&D acquired in connection with the Company's 2012 acquisitions was not material. See Note 3 for acquisitions and Note 11 for segment information.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the change in goodwill allocated to the Company’s reportable segments during 2012 and 2011 (in thousands):

	Balance at January 1, 2012	Additions		Other		Balance at December 31, 2012	Balance at January 1, 2011	Additions		Other	Balance at December 31, 2011
Enterprise division	$956,504	$257,379		$(55,303)	(2)	$1,158,580	$733,720	$224,039		$(1,255)	$956,504
Online Services division	282,616	26,481		50,542	(2)	359,639	187,380	98,725		(3,489)	282,616
Consolidated	$1,239,120	$283,860	(1)	$(4,761)		$1,518,219	$921,100	$322,764	(1)	$(4,744)	$1,239,120

(1)	Amount primarily relates to acquisitions. See Note 3 for more information regarding the Company’s acquisitions.

(2)
Amount primarily relates to reclassification of goodwill between segments. In the first quarter of 2012, the Company transferred the business acquired in its acquisition of Novell Labs, Inc. (d/b/a "ShareFile") from its Enterprise division to its Online Services division. Also included in the Online Services division is foreign currency translation. See Note 3 for more information regarding the Company's acquisitions and Note 11 for more information regarding the Company's segments.

Intangible Assets
The Company has intangible assets which were primarily acquired in conjunction with business combinations and technology purchases. Intangible assets with finite lives are recorded at cost, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. In accordance with the authoritative guidance, the Company records acquired product related intangible assets at net realizable value and reviews this technology for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. In-process R&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When in-process R&D projects are completed, the corresponding amount is reclassified as an amortizable purchased intangible asset and is amortized over the asset's estimated useful life.
Intangible assets consist of the following (in thousands):

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life
Product related intangible assets	$620,032	$339,608	5.60
Other	446,601	170,820	7.28
Total	$1,066,633	$510,428	6.29

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life
Product related intangible assets	$472,582	$268,332	5.83
Other	274,816	135,694	6.83
Total	$747,398	$404,026	6.20
Other intangible assets consist primarily of customer relationships, trade names, covenants not to compete and patents. Amortization of product related intangible assets includes amortization of product related technologies and patents and is reported as a Cost of net revenues in the accompanying consolidated statements of income. Amortization of other intangible assets includes amortization of customer relationships, trade names and covenants not to compete and is reported as an Operating expense in the accompanying consolidated statements of income. The Company monitors its intangible assets for indicators of impairment. If the Company determines an impairment has occurred, it will write-down the intangible asset to its fair value. For the year ended December 31, 2012, Amortization of other intangible assets includes a $5.2 million impairment related to the Company's decision to contribute its CloudStack tradename acquired in conjunction with its acquisition of Cloud.com to the Apache Software Foundation. As a result, the carrying value of the CloudStack tradename was written down to zero. See Note 3 for more information regarding the Company's acquisitions.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2013	$126,205
2014	118,000
2015	96,368
2016	75,108
2017	47,510
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
Internal Use Software
In accordance with the authoritative guidance, the Company capitalizes external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software and software developed related to its software as a service (“SaaS”) offerings. The amount of costs capitalized in 2012 and 2011 relating to internal use software was $51.5 million and $43.3 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three to seven years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internal use software was approximately $44.5 million, $37.2 million and $24.7 million, during the years ended December 31, 2012, 2011 and 2010, respectively.
Revenue Recognition
Net revenues include the following categories: Product and licenses, Software as a service, License updates and maintenance and Professional services. Product and license revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements, partner incentive programs and provisions for returns. Shipping charges billed to customers are included in Product and license revenue and the related shipping costs are included in Cost of product and license revenue. SaaS revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term, which is typically 12 months. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. License updates and maintenance revenues consist of fees related to the Subscription Advantage program and maintenance fees, which include technical support and hardware and software maintenance. The Company licenses many of its virtualization products bundled with a one-year contract for its Subscription Advantage program. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Subscription Advantage and maintenance fees are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third-party commissions related to Subscription Advantage renewals. The capitalized commissions are amortized to Sales, marketing and services expense at the time the related deferred revenue is recognized as revenue. Hardware and software maintenance and support contracts are typically sold separately. Hardware maintenance includes technical support, the latest software upgrades and replacement of malfunctioning appliances. Dedicated account management is available as an add-on to the program for a higher level of service. Software maintenance includes unlimited support with product version upgrades. Professional services revenues are comprised of fees from consulting services related to the implementation of the Company’s products and fees from product training and certification, which are recognized as the services are provided.
The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable. The Company defines these four criteria as follows:

•
Persuasive evidence of the arrangement exists. The Company primarily sells its software products via electronic licenses and typically requires a purchase order from the distributor, reseller or end-user (depending on the arrangement) who have previously negotiated a master distribution or resale agreement and an executed product license agreement from the end-user. For appliance sales, it is the Company’s customary practice to require a purchase order from distributors and resellers who have previously negotiated a master packaged product distribution

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or resale agreement. The Company typically recognizes revenue upon shipment for its appliance sales. For maintenance, technical support, product training and consulting services, the Company requires a purchase order and an executed agreement. For SaaS, the Company generally requires the customer or the reseller to electronically accept the terms of an online services agreement or execute a contract.

•
Delivery has occurred and the Company has no remaining obligations. The Company considers delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For hardware appliance sales, the Company’s standard delivery method is free-on-board shipping point. Consequently, it considers delivery of appliances to have occurred when they are shipped pursuant to an agreement and purchase order. For SaaS, delivery occurs upon providing the users with their login id and password. For product training and consulting services, the Company fulfills its obligation when the services are performed. For license updates and maintenance, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months. For SaaS, the Company assumes that its obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 months.

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
The Company’s hardware appliances contain software components that are essential to the overall functionality of the products. For hardware appliance transactions entered into prior to January 1, 2011, revenue for arrangements with multiple elements, such as sales of products that included services, was allocated to each element using the residual method based on the VSOE of the fair value of the undelivered items pursuant to the authoritative guidance. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. If VSOE of one or more undelivered items does not exist, revenue from the entire arrangement is deferred and recognized at the earlier of: (i) delivery of those elements or (ii) when fair value can be established unless maintenance is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual support period.
For hardware appliance transactions entered into subsequent to January 1, 2011, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices using the selling price hierarchy in the amended revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, third-party evidence of selling price ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating competitor products or services in stand-alone sales to similarly situated customers. However, as the Company’s products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, the Company is not typically able to determine TPE. The estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels and competitor pricing strategies.
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
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $2.6 million and $1.4 million at December 31, 2012 and December 31, 2011, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Product Concentration
The Company derives a substantial portion of its revenues from its Mobile and Desktop products, which include its XenDesktop and XenApp products and related services, and anticipates that these products and future derivative products and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for its Mobile and Desktop products and other products, whether as a result of general economic conditions, the delay or reduction in technology purchases, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.
Cost of Net Revenues
Cost of product and license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense, server capacity costs and royalties. In addition, the Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its products or in the development of future products in exchange for the payment of fixed fees or amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one to five years, and generally include renewal options. However, some agreements may be perpetual unless expressly terminated. Royalties and other costs related to these agreements are included in cost of net revenues. Cost of services and maintenance revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the Company’s SaaS. Also included in cost of net revenues is amortization of product related intangible assets which includes acquired core and product technology and associated patents.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries in its Enterprise division is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. The functional currency of the Company’s wholly-owned foreign subsidiaries of its Online Services division is the currency of the country in which each subsidiary is located. The Company translates assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date. The Company includes accumulated net translation adjustments in equity as a component of

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accumulated other comprehensive loss. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. Remeasurement and foreign currency transaction gains of approximately $3.3 million, $4.7 million and $3.5 million for the years ended December 31, 2012, 2011, and 2010, respectively, are included in other income (expense), net, in the accompanying consolidated statements of income.
Derivatives and Hedging Activities
In accordance with the authoritative guidance, the Company records derivatives at fair value as either assets or liabilities on the balance sheet. For derivatives that are designated as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of accumulated other comprehensive (loss) income and reclassified into earnings as operating expense, net, when the hedged transaction affects earnings. For derivative instruments that are designated as and qualify as effective fair value hedges, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is recognized in current earnings as interest income or interest expense during the period of the change in fair values. Derivatives not designated as hedging instruments are adjusted to fair value through earnings as other income (expense), net, in the period during which changes in fair value occur. The application of the authoritative guidance could impact the volatility of earnings.
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
The Company had accrued $9.8 million and $5.1 million for these pension liabilities at December 31, 2012 and 2011, respectively. Expenses for the program for 2012, 2011 and 2010 amounted to $1.5 million, $1.8 million and $1.1 million, respectively.
Advertising Costs
The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its SaaS. The Company also has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Company products. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenses. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising were approximately $137.5 million, $130.8 million and $123.0 million, during the years ended December 31, 2012, 2011 and 2010, respectively.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
The Company and one or more of its subsidiaries is subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2009.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivable, the provision to reduce obsolete or excess inventory to market, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, net realizable value of product related and other intangible assets, the provision for vacant facility costs, the provision for income taxes and the amortization and depreciation periods for intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.
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
Net Income Per Share Attributable to Citrix Systems, Inc. Stockholders
Net income per share attributable to Citrix Systems, Inc. stockholders - basic is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Net income per share attributable to Citrix Systems, Inc. stockholders - diluted is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the vesting or exercise of stock awards (calculated using the treasury stock method) during the period they were outstanding. Certain shares under the Company’s stock-based compensation programs were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the respective periods in which they were outstanding. The reconciliation of the numerator and denominator of the earnings per share calculation is presented in Note 13.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Year Ended December 31, 2011
As Previously Reported		Amount Reclassified	As Reported Herein
Revenues:			Revenues:
License updates	$741,834	$198,347	License updates and maintenance (2)	$940,181
Technical services (1)	289,832	(198,347)	Professional services (3)	91,485
Total	$1,031,666	$—	Total	$1,031,666

Year Ended December 31, 2010
As Previously Reported		Amount Reclassified	As Reported Herein
Revenues:			Revenues:
License updates	$682,246	$153,140	License updates and maintenance (2)	$835,386
Technical services (1)	212,347	(153,140)	Professional services (3)	59,207
Total	$894,593	$—	Total	$894,593

(1)	Technical services revenue was comprised of hardware maintenance, consulting services, product training and certification and technical support.

(2)	License updates and maintenance is comprised of license updates, hardware and software maintenance and technical support.

(3)	Professional services is comprised of consulting services and product training and certification.
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

Year Ended December 31, 2011
As Previously Reported		Amount Reclassified	As Reported Herein
Cost of services revenues	$153,063	$11,402	Cost of services and maintenance revenues	$164,465
Research and development	343,727	36,947	Research and development	380,674
Sales, marketing and services	839,818	45,248	Sales, marketing and services	885,066
General and administrative	307,270	(93,597)	General and administrative	213,673
Total	$1,643,878	$—	Total	$1,643,878

Year Ended December 31, 2010
As Previously Reported		Amount Reclassified	As Reported Herein
Cost of services revenues	$106,234	$8,846	Cost of services and maintenance revenues	$115,080
Research and development	326,647	34,729	Research and development	361,376
Sales, marketing and services	729,754	41,906	Sales, marketing and services	771,660
General and administrative	258,875	(85,481)	General and administrative	173,394
Total	$1,421,510	$—	Total	$1,421,510

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS
2012 Acquisitions
Podio
In April 2012, the Company acquired all of the issued and outstanding securities of Podio ApS (“Podio”), a privately-held provider of a cloud-based collaborative work platform. Podio became part of the Company's Online Services division and expands the Company's offerings of integrated cloud-based support for team-based collaboration. The total consideration for this transaction was approximately $43.6 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.5 million, all of which the Company expensed during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 127,668 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
Bytemobile
In July 2012, the Company acquired all of the issued and outstanding securities of Bytemobile, Inc. (“Bytemobile”), a privately-held provider of data and video optimization solutions for mobile network operators. Bytemobile became part of the Company's Enterprise division and extends the Company's industry reach into the mobile and cloud markets. The total consideration for this transaction was approximately $399.5 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.1 million, all of which the Company expensed during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income.
2012 Other Acquisitions
During the first quarter of 2012, the Company acquired all of the issued and outstanding securities of a privately-held company for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. This business became part of the Company’s Enterprise division. Transaction costs associated with the acquisition were approximately $0.5 million, of which the Company expensed $0.4 million and $0.1 million during the years ended December 31, 2012 and 2011, respectively, and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with this acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of the Company's common stock and assumed certain stock options which are exercisable for 12,017 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
During the second quarter of 2012, the Company acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $15.4 million, net of $0.2 million of cash acquired. The businesses became part of the Company's Enterprise division. Transaction costs associated with the acquisitions were approximately $0.4 million, all of which the Company expensed during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisitions, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 66,459 shares of the Company's common stock, for which the vesting period reset fully upon the closing of each respective transaction.
During the third quarter of 2012, the Company acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $5.3 million. One of the businesses became part of the Company's Enterprise division and the other became part of the Company's Online Services division. Transaction costs associated with the acquisitions were approximately $0.2 million, all of which the Company expensed during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisitions, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 13,487 shares of the Company's common stock, for which the vesting period reset fully upon the closing of each respective transaction.
The five acquisitions discussed in this section captioned 2012 Other Acquisitions will collectively be referred to herein as the "2012 Other Acquisitions".

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Accounting for the Acquisitions in 2012
The purchase prices for the companies acquired during the year ended December 31, 2012, which include Podio, Bytemobile and the 2012 Other Acquisitions (collectively, the "2012 Acquisitions"), were allocated to the respective acquired company's net tangible and intangible assets based on their estimated fair values as of the date of the acquisition. The allocations of the total purchase prices are summarized below (in thousands):

	Podio		Bytemobile		2012 Other Acquisitions
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$1,906		$58,849		$2,585
Other assets	33		7,406		75
Property and equipment	—		2,484	Various	209	Various
Deferred tax assets, non-current	—		39,976		11,752
Intangible assets	24,600	4-5 years	248,900	1-9 years	29,002	3-5 years
Goodwill	25,473	Indefinite	225,344	Indefinite	33,042	Indefinite
Assets acquired	52,012		582,959		76,665
Current liabilities assumed	(609)		(57,569)		(7,494)
Long-term liabilities assumed	—		(4,487)		(7,760)
Deferred tax liabilities, non-current	(6,150)		(115,768)		(11,039)
Net assets acquired	$45,253		$405,135		$50,372
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

The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are deferred revenue of Bytemobile and certain income tax assets and liabilities related to the 2012 acquisitions. Goodwill from the Podio, Bytemobile and the 2012 Other Acquisitions was assigned to the Company's division of which each business became a part, as indicated above. The goodwill related to the 2012 Acquisitions is not deductible for tax purposes. See Note 11 for segment information. The goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.
Revenues from the Podio, Bytemobile and the 2012 Other Acquisitions are included in the revenue as of the date of acquisition of the Company's division of which each business became a part, as indicated above. The Company has included the effect of the 2012 Acquisitions in its results of operations prospectively from the date of each acquisition.
Identifiable intangible assets acquired in connection with the 2012 Acquisitions (in thousands) and their weighted-average lives are as follows:

	Podio	Asset Life	Bytemobile	Asset Life	2012 Other Acquisitions	Asset Life
Trade names	$—	—	$6,000	6.0 years	$—	—
Customer relationships	3,900	4.0 years	141,500	9.0 years	2,100	3.0 years
Core and product technologies	20,700	5.0 years	100,500	4.8 years	26,902	4.5 years
In-process R&D (1)	—	—	900	Indefinite	—
Total	$24,600		$248,900		29,002

(1)
Capitalized acquired in-process R&D costs will remain capitalized until such time as the projects are complete, at which point they will be amortized, or they will be written off when it is probable the projects will not be completed.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro-forma information combines the consolidated results of operations of the Company, Podio, Bytemobile, and the 2012 Other Acquisitions as if the acquisitions had occurred at the beginning of fiscal year 2011 (in thousands, except per share data):

	Year Ended December 31,
	2012	2011
Revenues	$2,603,284	$2,252,182
Income from operations	337,735	306,506
Net income	316,916	282,699
Per share - basic	1.70	1.51
Per share - diluted	1.68	1.48
2011 Acquisitions
Netviewer AG
In February 2011, the Company acquired all of the issued and outstanding securities of Netviewer AG ("Netviewer”), a privately held European SaaS vendor in collaboration and IT services. Netviewer became part of the Company’s Online Services division and the acquisition enables the extension of its Online Services business in Europe. The total consideration for this transaction was approximately $107.5 million, net of $6.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $3.1 million, of which the Company expensed $1.1 million and $2.0 million during the years ended December 31, 2011 and 2010, respectively, and are included in general and administrative expense in the accompanying consolidated statement of income. The Company recorded approximately $98.7 million of goodwill, which is not deductible for tax purposes, and acquired $28.8 million of identifiable intangible assets, of which $3.2 million is related to product related intangible assets and $25.6 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 99,100 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
Cloud.com
In July 2011, the Company acquired all of the issued and outstanding securities of Cloud.com, Inc. ("Cloud.com"), a privately held provider of software infrastructure platforms for cloud providers. Cloud.com became part of the Company’s Enterprise division and the acquisition further establishes the Company as a leader in infrastructure for the growing cloud provider market. The total consideration for this transaction was approximately $158.8 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.9 million, all of which the Company expensed during the year ended December 31, 2011, and are included in general and administrative expense in the accompanying consolidated statements of income. The Company recorded approximately $98.3 million of goodwill, which is not deductible for tax purposes, and acquired $89.0 million of identifiable intangible assets, of which $58.0 million is related to product related intangible assets and $31.0 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 288,742 shares of the Company's common stock and certain stock options which are exercisable for 183,780 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
ShareFile
In October 2011, the Company acquired all of the issued and outstanding securities of ShareFile, a privately held provider of secure data sharing and collaboration solutions. ShareFile initially became part of the Company's Enterprise division, and in the first quarter of 2012 it was transferred to the Company's Online Services division. The total consideration for this transaction was approximately $54.0 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.7 million, all of which the Company expensed during the year ended December 31, 2011, and are included in general and administrative expense in the accompanying consolidated statements of income. The Company recorded approximately $49.3 million of goodwill, which is not deductible for tax purposes, and acquired $28.2 million of identifiable intangible assets, of which $16.0 million is related to product related intangible assets and $12.2 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 180,697 shares of the Company's common stock and assumed certain stock options which are exercisable for 390,775 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

App-DNA
In November 2011, the Company acquired all of the issued and outstanding securities of App-DNA, a privately held company that specializes in application migration and management. App-DNA became part of the Company's Enterprise division. The total consideration for this transaction was approximately $90.8 million, net of $3.2 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $1.3 million, all of which the Company expensed during the year ended December 31, 2011 and are included in general and administrative expense in the accompanying consolidated statements of income. The Company recorded approximately $57.7 million of goodwill, which is not deductible for tax purposes, and acquired $44.8 million of identifiable intangible assets, of which $36.7 million is related to product related intangible assets and $8.1 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 114,487 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
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
Subsequent Events
On January 2, 2013, the Company acquired all of the issued and outstanding securities of Zenprise, Inc. ("Zenprise"), a privately-held leader in mobile device management. Citrix will integrate the Zenprise offering for mobile device management, with its Citrix CloudGateway™ for managing mobile apps and data. The total preliminary consideration for this transaction was approximately $324.2 million, net of $2.9 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition are currently estimated at $0.7 million, of which the Company expensed approximately $0.5 million during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed certain stock options which are exercisable for 285,817 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	December 31, 2012				December 31, 2011
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$400,365	$2,347	$(5)	$402,707	$641,997	$4,506	$(279)	$646,224
Corporate securities	404,546	947	(171)	405,322	392,365	618	(1,190)	391,793
Municipal securities	32,214	114	(15)	32,313	80,004	57	(35)	80,026
Government securities	39,863	131	(1)	39,993	26,056	206	—	26,262
Total	$876,988	$3,539	$(192)	$880,335	$1,140,422	$5,387	$(1,504)	$1,144,305
The change in net unrealized gains (losses) on available-for-sale securities recorded in Other comprehensive income (loss) includes unrealized gains (losses) that arose from changes in market value of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales, as well as prepayments of available-for-sale investments purchased at a premium. This reclassification has no effect on total comprehensive income or equity and was not material for all periods presented.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2012 were approximately five months and four years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the years ended December 31, 2012 and 2011, the Company had realized gains on the sales of available-for-sale investments of $4.1 million and $0.4 million, respectively. For the years ended December 31, 2012 and 2011, the Company had realized losses on available-for-sale investments of $0.8 million and $1.8 million, respectively, primarily related to prepayments at par of securities purchased at a premium. All realized gains and losses related to the sales of available-for-sale investments are included in other income (expense), net, in the accompanying consolidated statements of income.
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
Other-Than-Temporary Impairment on Available-for-Sale Investments
During the third quarter of 2012, one of the Company’s available-for-sale investments with a carrying amount of $5.0 million was determined to be other-than-temporarily impaired. As a result of this determination, the investment was written down to its fair value of $2.5 million, resulting in an impairment charge of $2.5 million. The impairment charge is included in Other income (expense), net in the accompanying consolidated statements of income. See Note 5 for more information.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $0.2 million and $1.5 million as of December 31, 2012 and 2011, respectively. The decrease in gross unrealized losses when comparing December 31, 2012 to December 31, 2011 was primarily due to changes in interest rates. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $26.2 million and $32.2 million as of December 31, 2012 and 2011, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. During 2012, certain companies in which the Company held direct investments were acquired by third parties and as a

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result of these sales transactions the Company recorded a gain of $16.5 million, which was included in Other income (expense), net in the accompanying consolidated statements of income. The Company also determined that certain cost method investments were impaired during 2012 and recorded a total charge of $3.5 million, which is included in Other income (expense), net in the accompanying consolidated statements of income. During 2011, the Company determined one of its cost method investments was impaired and recorded a charge of $3.5 million, which is included in Other income (expense), net in the accompanying consolidated statements of income. See Note 5 for more information.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Money market funds	$123,519	$123,519	$—	$—
Corporate securities	16,476	—	16,476	—
Cash	503,614	503,614	—	—
Available-for-sale securities:
Agency securities	402,707	—	402,707	—
Corporate securities	405,322	—	401,981	3,341
Municipal securities	32,313	—	32,313	—
Government securities	39,993	—	39,993	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,157	—	4,157	—
Total assets	$1,528,101	$627,133	$897,627	$3,341
Accrued expenses and other current liabilities:
Foreign currency derivatives	4,162	—	4,162	—
Total liabilities	$4,162	$—	$4,162	$—

	As of December 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Money market funds	$101,056	$101,056	$—	$—
Corporate securities	38,738	—	38,738	—
Municipal securities	3,435	—	3,435	—
Cash	190,067	190,067	—	—
Available-for-sale securities:
Agency securities	646,224	—	646,224	—
Corporate securities	391,793	—	388,097	3,696
Municipal securities	80,026	—	80,026	—
Government securities	26,262	—	26,262	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,831	—	2,831	—
Total assets	$1,480,432	$291,123	$1,185,613	$3,696
Accrued expenses and other current liabilities:
Foreign currency derivatives	8,454	—	8,454	—
Total liabilities	$8,454	$—	$8,454	$—
The Company’s fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a weighted-average credit rating of AA-/Aa3. The Company values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, and accordingly, the Company classifies all of its fixed income available-for-sale securities as Level 2.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company measures its cash flow hedges, which are classified as Prepaid expenses and other current assets and Accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs).
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The Company has invested in convertible debt securities of certain early-stage entities that are classified as available-for-sale investments. As quoted prices in active markets or other observable inputs were not available for these investments, in order to measure them at fair value, the Company utilized a discounted cash flow model using a discount rate reflecting the market risk inherent in holding securities of an early-stage enterprise, adjusted by the probability-weighted exit possibilities associated with the convertible debt securities. This methodology required the Company to make assumptions that were not directly or indirectly observable regarding the fair value of the convertible debt securities; accordingly they are a Level 3 valuation and is included in the "Purchases of Level 3 securities" line in the table below. During 2012, one of these investments in a convertible debt security with a carrying amount of $5.0 million was determined to be impaired based on the discounted cash flow model referenced above and has been written down to its fair value of $2.5 million, resulting in an impairment charge of $2.5 million. The valuation performed to determine the fair value of the convertible debt security required the Company to make assumptions that were not directly or indirectly observable; accordingly it is a Level 3 valuation and is included in the table below. See Note 4 for more information regarding the Company’s available-for-sale investments.

Investments
(in thousands)
Balance at December 31, 2011	$3,696
Purchases of Level 3 securities	7,605
Transfers out of Level 3	(5,460)
Total realized losses included in earnings	(2,500)
Balance at December 31, 2012	$3,341
Transfers out of Level 3 relate to certain of the Company's investments in convertible debt securities of early-stage entities that were classified as available-for-sale investments to cost method investments upon conversion to equity ownership, which are included in Other assets in the accompanying consolidated balance sheets. Realized losses included in earnings for the period are reported in Other income (expense), net in the accompanying consolidated statements of income.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During 2012, certain cost method investments with a combined carrying value of $13.0 million were determined to be impaired and have been written down to their fair value of $9.5 million, resulting in an impairment charge of $3.5 million. The impairment charge is included in Other income (expense), net in the accompanying consolidated financial statements for the year ended December 31, 2012. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable. See Note 4 for more information regarding cost method investments.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short maturity of these items.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consist of the following:

	December 31,
	2012	2011
	(In thousands)
Accrued compensation and employee benefits	$130,835	$106,474
Other accrued expenses	125,424	108,362
Total	$256,259	$214,836

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2012, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan and Second Amended and Restated 1995 Non-Employee Director Stock Option Plan.
Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 48,600,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of December 31, 2012, there were 30,315,044 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 18,801,748 additional stock-based awards.
Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of December 31, 2012, 2,581,202 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $4.0 million, $3.5 million and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Expense Information under the Authoritative Guidance
As required by the authoritative guidance, the Company estimates forfeitures of employee stock options and recognizes compensation costs only for those awards expected to vest. Forfeiture rates are determined based on historical experience. The Company also considers whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate quarterly. Estimated forfeitures are adjusted to actual forfeiture experience as needed. The Company recorded stock-based compensation costs, related deferred tax assets and tax benefits of $149.9 million, $46.7 million and $65.8 million, respectively, in 2012, $92.9 million, $28.4 million and $67.9 million, respectively, in 2011 and $103.8 million, $31.1 million and $100.1 million, respectively, in 2010.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	2012	2011	2010
Cost of services revenues	$2,111	$1,584	$1,363
Research and development	54,616	31,763	54,123
Sales, marketing and services	51,519	31,354	28,704
General and administrative	41,694	28,208	19,568
Total	$149,940	$92,909	$103,758
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
A summary of the status and activity of the Company’s fixed option awards is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	10,699,905	$48.06	3.24
Granted	398,634	69.91
Assumed	11,860	6.87
Exercised	(3,136,511)	34.56
Forfeited or expired	(384,356)	59.46
Outstanding at December 31, 2012	7,589,532	54.15	2.70	$120,299
Vested or expected to vest	7,392,833	53.92	2.68	$118,535
Exercisable at December 31, 2012	4,835,085	49.52	2.26	$94,374
The Company recognized stock-based compensation expense of $56.4 million, $48.2 million and $67.0 million related to options for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $68.9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.60 years. The total intrinsic value of stock options exercised during 2012, 2011 and 2010 was $131.4 million, $169.2 million and $293.7 million, respectively.
Stock Option Valuation Information
The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of SAB No. 107, Share Based Payment. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected terms on stock options. The expected term of stock options was based on the historical employee exercise patterns. The Company also periodically analyzes its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted-average fair value of stock options granted during 2012, 2011 and 2010 was $23.95, $29.91 and $13.74, respectively.
The assumptions used to value option grants under the 2005 Plan are as follows:

	Stock options granted during
	2012	2011	2010
Expected volatility factor	0.38 - 0.43	0.38 - 0.50	0.31 - 0.37
Approximate risk free interest rate	0.5% - 0.7%	0.6% - 1.1%	0.9% - 1.6%
Expected term (in years)	3.91	3.27 - 3.91	3.06 - 3.27
Expected dividend yield	0%	0%	0%
Non-vested Stock Units
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Performance Stock Units
The Company may award senior level employees non-vested performance stock units granted under the 2005 Plan. For 2011, as in prior years, the number of non-vested stock units underlying each award was determined following completion of the one-year performance period applicable to the award and was based on achievement of a specific corporate financial performance goal determined at the time of the award. If the performance goal was less than 90% attained, then no non-vested stock units would have been issued pursuant to the authorized award. For performance at and above 90%, the number of non-vested stock units issued was based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the base number of non-vested stock units set forth in the award agreement. The Company was required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that were ultimately to be awarded in order to recognize compensation expense over the vesting period. Upon attainment of the performance goal, the non-vested stock units vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals were not met, no compensation cost would have been recognized in that period and any previously recognized compensation cost would have been reversed. The Company did not grant any non-vested performance stock units during 2012, and no performance periods are currently open for non-vested performance stock units.
The following table summarizes the Company's non-vested stock unit activity for the year ended December 31, 2012:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock units at December 31, 2011	2,139,828	$64.05
Granted	2,465,988	78.72
Vested	(838,978)	59.95
Forfeited	(159,277)	72.20
Non-vested stock units at December 31, 2012	3,607,561	74.70
For the years ended December 31, 2012, 2011 and 2010, the Company recognized stock-based compensation expense of $89.5 million, $40.0 million and $19.3 million, respectively, related to non-vested stock units. The fair value of the non-vested stock units released in 2012, 2011, and 2010 was $50.3 million, $21.3 million and $11.6 million, respectively. As of December 31, 2012, there was $195.5 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.12 years.
Benefit Plan
The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute up to 60% of their annual compensation, limited to an annual maximum amount as set periodically by the IRS. The Company, at its discretion, may contribute up to $0.50 for each dollar of employee contribution. The Company’s total matching contribution to an employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $10.5 million, $9.1 million and $8.0 million in 2012, 2011 and 2010, respectively. The Company’s contributions vest over a four-year period at 25% per year.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. CAPITAL STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $3.4 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At December 31, 2012, approximately $335.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock in the Company's consolidated balance sheets. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan. Additionally, from time to time, the Company may enter into structured stock repurchase arrangements with large financial institutions using general corporate funds in order to lower the average cost to acquire shares. These programs include terms that require the Company to make up-front payments to the counterparty financial institution and result in the receipt of stock during or at the end of the term of the agreement or the receipt of either stock or cash at the maturity of the agreement, depending on market conditions. The Company did not enter into any structured stock repurchase agreements in 2012 or 2011.
During the year ended December 31, 2012, the Company expended approximately $251.0 million on open market purchases, repurchasing 3,550,817 shares of outstanding common stock at an average price of $70.69.
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
Shares for Tax Withholding
During the years ended December 31, 2012, 2011 and 2010, the Company withheld 269,745 shares, 182,203 shares and 123,489 shares, respectively, from stock units that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of stock units was $20.2 million, $13.3 million and $6.3 million, for 2012, 2011 and 2010, respectively. These shares are reflected as treasury stock in the Company's consolidated balance sheets and statements of equity and the related cash outlays reduce the Company's total stock repurchase authority.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. No shares of such preferred stock were issued and outstanding at December 31, 2012 or 2011.
9. COMMITMENTS AND CONTINGENCIES
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
Rental expense for the years ended December 31, 2012, 2011 and 2010 totaled approximately $65.1 million, $56.5 million and $54.6 million, respectively. Sublease income for the years ended December 31, 2012, 2011 and 2010 was approximately $0.2 million, $0.2 million and $0.2 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, are as follows:

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31,
2013	$66,554	$193
2014	58,549	—
2015	47,065	—
2016	37,859	—
2017	19,063	—
Thereafter	32,305	—
Total	$261,395	$193
The Company has an operating lease obligation through 2017 related to one property that is not utilized. At December 31, 2012, the total remaining obligation on this lease was approximately $1.4 million, all of which was accrued as of December 31, 2012, and is reflected in accrued expenses and other current liabilities and other liabilities in the accompanying consolidated balance sheets.
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
On April 11, 2008, SSL Services, LLC (“SSL Services”) filed a suit for patent infringement against the Company in the United States District Court for the Eastern District of Texas (the “SSL Matter”). SSL Services alleged that the Company infringed U.S. Patent Nos. 6,061,796 (the “'796 patent”) and 6,158,011 (the “'011 patent”). The Company denied infringement and asserted that the patents-in-suit were invalid. A jury trial was held on SSL Services' claims, and on June 18, 2012, the jury found that the Company does not infringe the '796 patent and found that the Company willfully infringes the '011 patent through the sale and use of certain products. The jury awarded SSL Services $10.0 million. On September 17, 2012, the court issued a final judgment confirming the jury award of $10.0 million in damages and added $5.0 million in enhanced damages and approximately $5.0 million in prejudgment interest on the damages award. The Company does not believe that any of its products infringe the '011 patent, and the Company believes that the '011 patent is invalid. Accordingly, no accrual has been made related to this matter. The Company intends to vigorously appeal the district court's judgment on the '011 patent.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees
The authoritative guidance requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of the authoritative guidance, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has not made material payments pursuant to these provisions as of December 31, 2012. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.
Purchase Obligations
The Company has agreements with suppliers to purchase inventory and estimates its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2013 to be approximately $17.4 million. The Company also has contingent obligations to purchase inventory for the fiscal year ended December 31, 2013, which are based on amount of usage, of approximately $7.9 million. The Company does not have any purchase obligations beyond December 31, 2013.
10. INCOME TAXES
The United States and foreign components of income before income taxes are as follows:

	2012	2011	2010
	(In thousands)
United States	$200,802	$176,824	$124,337
Foreign	209,427	253,673	209,483
Total	$410,229	$430,497	$333,820
The components of the provision for income taxes are as follows:

	2012	2011	2010
	(In thousands)
Current:
Federal	$81,019	$50,022	$69,540
Foreign	30,059	29,169	25,467
State	17,395	11,905	9,048
Total current	128,473	91,096	104,055
Deferred:
Federal	(64,960)	(8,631)	(20,476)
Foreign	1,409	(4,792)	(5,349)
State	(7,240)	(2,806)	(20,851)
Total deferred	(70,791)	(16,229)	(46,676)
Total provision	$57,682	$74,867	$57,379

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the breakdown between current and non-current net deferred tax assets:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets - current	$36,846	$44,916
Deferred tax liabilities - current	(876)	(119)
Deferred tax assets- non current	43,097	67,479
Deferred tax liabilities - non current	(19,756)	(18,948)
Total net deferred tax assets	$59,311	$93,328
The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Accruals and reserves	$36,128	$31,191
Deferred revenue	41,820	25,365
Tax credits	43,657	60,331
Net operating losses	89,856	61,205
Other	8,452	8,580
Stock option compensation	54,852	38,834
Valuation allowance	(18,185)	(9,235)
Total deferred tax assets	256,580	216,271
Deferred tax liabilities:
Depreciation and amortization	(40,159)	(27,648)
Acquired technology	(140,017)	(78,456)
Prepaid expenses	(17,093)	(16,839)
Total deferred tax liabilities	(197,269)	(122,943)
Total net deferred tax assets	$59,311	$93,328
The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2012, the Company determined that an $18.2 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary.
The Company does not expect to remit earnings from its foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1,525.0 million at December 31, 2012. Those earnings are considered to be permanently reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries.
At December 31, 2012, the Company had $216.0 million of remaining net operating loss carry forwards in the United States from acquisitions. The utilization of these net operating loss carry forwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2019. At December 31, 2012, the Company had $28.0 million of remaining net operating loss carry forwards in foreign jurisdictions that do not expire.
At December 31, 2012, the Company had research and development tax credit carry forwards of approximately $47.9 million that begin to expire in 2024.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.9	1.7	3.3
Foreign operations	(10.2)	(14.5)	(16.8)
Permanent differences	(2.0)	1.2	1.1
Tax credits	(4.7)	(7.1)	(10.4)
Stock option compensation	0.1	0.1	(0.4)
Change in accruals for uncertain tax positions	(5.3)	1.4	5.3
Other	(0.7)	(0.4)	0.1
	14.1%	17.4%	17.2%
The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States. It was not practicable to determine the amount of unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries.
The Company and certain of its subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2009.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012 and 2011 is as follows (in thousands):

Balance at January 1, 2011	$70,090
Additions based on tax positions related to the current year	8,656
Additions for tax positions of prior years	722
Reductions related to the expiration of statutes of limitations	(269)
Settlements	—

Balance at December 31, 2011	79,199
Additions based on tax positions related to the current year	2,459
Additions for tax positions of prior years	9,558
Reductions related to the expiration of statutes of limitations	(33,594)
Settlements	(13,718)

Balance at December 31, 2012	$43,904

The Company's unrecognized tax benefits may change significantly over the next 12 months.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the year ended December 31, 2012, the Company recognized $0.2 million of expense related to interest and penalties. The Company has approximately $0.1 million for the payment of interest and penalties accrued at December 31, 2012.
In June 2010, the Company reached a settlement in principle with the Internal Revenue Service (“IRS”) regarding certain previously disclosed income tax deficiencies asserted in a Revenue Agent’s Report (the “RAR”), the terms of which were approved in June 2012 (the "Final Approval"). Under the terms of the settlement, the Company agreed to an assessment of income tax deficiencies in full settlement of all open claims under the RAR and resolved with finality for future years all of the transfer pricing issues raised in the RAR. Based on this, the Company incurred a charge of $13.1 million in 2010 in accordance with the authoritative guidance. In connection with the Final Approval, the Company finalized the tax deficiency calculations and formally closed all of its open issues with the IRS relating to the 2004 and 2005 tax years. Because there were no changes from the agreement reached in 2010, no additional amounts have been included in income tax expense during 2012.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also, in June 2012, the Company closed its IRS examination for the 2006 through 2008 tax years. The Company recognized a net tax benefit of $30.0 million in 2012 related to the closing of tax audits with the IRS for the 2006 through 2008 tax years, the impact of the closure on subsequent years and the reduction of the Company's uncertain tax positions for the closed tax years.
The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law will result in net tax benefits of approximately $9.4 million, which will be recognized in the first quarter of 2013, which is the quarter in which the law was enacted.
11. SEGMENT INFORMATION
The Company’s revenues are derived from its Enterprise division products, which primarily include its Mobile and Desktop products, Networking and Cloud products and related license updates and maintenance and professional services and from its Online Services division’s Collaboration and Data products. The Enterprise division and the Online Services division constitute the Company’s two reportable segments.
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
International revenues (sales outside of the United States) accounted for approximately 45.3%, 43.2% and 42.7% of the Company’s net revenues for the year ended December 31, 2012, 2011, and 2010, respectively. Net revenues and segment profit for 2012, 2011 and 2010 classified by the Company’s reportable segments, are presented below:

	2012	2011	2010
	(In thousands)
Net revenues:
Enterprise division	$2,074,800	$1,778,646	$1,514,045
Online Services division	511,323	427,746	360,617
Consolidated	$2,586,123	$2,206,392	$1,874,662
Segment profit:
Enterprise division	$562,794	$504,883	$403,722
Online Services division	92,498	76,147	86,506
Unallocated expenses (1):
Amortization of intangible assets	(114,574)	(71,131)	(64,783)
Restructuring	—	(24)	(971)
Net interest and other income	19,451	13,531	13,104
Stock-based compensation	(149,940)	(92,909)	(103,758)
Consolidated income before income taxes	$410,229	$430,497	$333,820

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.
Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net, and are shown below.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2012	2011
	(In thousands)
Identifiable assets:
Enterprise division	$4,246,292	$3,619,989
Online Services division	550,110	479,552
Total identifiable assets	$4,796,402	$4,099,541

	December 31,
	2012	2011
	(In thousands)
Long-lived assets, net:
United States	$231,812	$223,076
United Kingdom	30,633	28,344
Other countries	40,849	26,009
Total long-lived assets, net	$303,294	$277,429
The increases in identifiable assets are primarily due to goodwill and intangible assets recorded in conjunction with the Company's 2012 Acquisitions. See Note 3 for additional information regarding the Company’s acquisitions.
In fiscal years 2012, 2011 and 2010, one distributor, Ingram Micro, accounted for 16%, 17% and 17%, respectively, of the Company’s total net revenues. The Company’s distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), one of which was individually responsible for over 10% of the Company’s total net revenues in each of the last three fiscal years. In fiscal years 2012, 2011 and 2010, there were no resellers that accounted for over 10% of the Company’s total net revenues. Total net revenues associated with Ingram Micro are included in the Company's Enterprise division.
Revenues by product grouping for the Company’s Enterprise division and Online Services division were as follows for the years ended:

	December 31,
	2012	2011	2010
	(In thousands)
Net revenues:
Enterprise division
Mobile and Desktop revenues(1)	$1,440,293	$1,278,798	$1,137,326
Networking and Cloud revenues(2)	494,225	385,518	298,649
Professional services(3)	119,061	91,496	59,371
Other	21,221	22,834	18,699
Total Enterprise division revenues	2,074,800	1,778,646	1,514,045
Online Services division revenues	511,323	427,746	360,617
Total net revenues	$2,586,123	$2,206,392	$1,874,662

(1)
Mobile and Desktop revenues (formerly Desktop Solutions) are primarily comprised of sales from the Company’s desktop virtualization products, XenDesktop and XenApp, and related license updates and maintenance and support.

(2)
Networking and Cloud revenues (formerly Datacenter and Cloud Solutions) are primarily comprised of sales from the Company’s cloud networking products which include NetScaler, Cloud Bridge (includes product formerly known as Branch Repeater) and Bytemobile Smart Capacity, and the Company’s cloud platform products which include XenServer, CloudPlatform (formerly CloudStack) and CloudPortal and related license updates and maintenance.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the years ended:

	December 31,
	2012	2011	2010
	(In thousands)
Net revenues:
Enterprise division
Americas	$1,106,801	$993,062	$837,689
EMEA	691,111	576,953	519,828
Asia-Pacific	276,888	208,631	156,528
Total Enterprise division revenues	2,074,800	1,778,646	1,514,045
Online Services division
Americas	433,263	367,260	330,493
EMEA	63,484	50,711	23,258
Asia-Pacific	14,576	9,775	6,866
Total Online Services division revenues	511,323	427,746	360,617
Total net revenues	$2,586,123	$2,206,392	$1,874,662
Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2012, 2011 and 2010 were $127.4 million, $106.0 million and $95.0 million, respectively.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of December 31, 2012, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed twelve months and the maximum term is eighteen months.
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
The total cumulative unrealized loss on cash flow derivative instruments was nil and $(5.2) million at December 31, 2012 and 2011, respectively, and is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets. The net unrealized loss as of December 31, 2012 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$4,157	Prepaid expenses and other current assets	$2,762	Accrued expenses and other current liabilities	$4,162	Accrued expenses and other current liabilities	$8,252

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$448	Prepaid expenses and other current assets	$69	Accrued expenses and other current liabilities	$52	Accrued expenses and other current liabilities	$202
The Effect of Derivative Instruments on Financial Performance

	For the Year ended December 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2012	2011		2012	2011
Foreign currency forward contracts	$5,164	$(11,259)	Operating expenses	$(5,817)	$8,475
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Year ended December 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2012	2011
Foreign currency forward contracts	Other income (expense), net	$(1,341)	$567

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Foreign Currency Forward Contracts
As of December 31, 2012, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 7,574
British pounds sterling	GBP 32,158
Canadian dollars	CAD 5,855
Chinese renminbi	CNY 61,066
Danish krone	DKK 4,800
Euro	EUR 24,250
Hong Kong dollars	HKD 51,999
Indian rupees	INR 909,790
Japanese yen	JPY 605,633
Singapore dollars	SGD 9,543
Swiss francs	CHF 16,976
13. NET INCOME PER SHARE ATTRIBUTABLE TO CITRIX SYSTEMS, INC. STOCKHOLDERS
The following table sets forth the computation of basic and diluted net income per share attributable to Citrix Systems, Inc. stockholders (in thousands, except per share information):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income attributable to Citrix Systems, Inc. stockholders	$352,547	$356,322	$277,065
Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	186,722	187,315	185,959
Effect of dilutive employee stock awards:
Employee stock awards	2,407	3,326	4,376
Denominator for diluted earnings per share — weighted-average shares outstanding	189,129	190,641	190,335
Net income per share attributable to Citrix Systems, Inc. stockholders — basic	$1.89	$1.90	$1.49
Net income per share attributable to Citrix Systems, Inc. stockholders — diluted	$1.86	$1.87	$1.46
Anti-dilutive weighted-average shares	3,464	2,576	2,288
14. RECENT ACCOUNTING PRONOUNCEMENTS
There have been no new accounting pronouncements made effective during the year ended December 31, 2012 that would significantly impact the Company.

CITRIX SYSTEMS, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2012
Net revenues	$589,495	$615,210	$641,422	$739,996	$2,586,123
Gross margin	503,152	520,852	535,354	622,628	2,181,986
Income from operations	80,750	82,192	82,415	145,421	390,778
Net income attributable to Citrix Systems, Inc.	68,267	92,006	78,245	114,029	352,547
Net income per share attributable to Citrix Systems, Inc. stockholders – basic	0.37	0.49	0.42	0.61	1.89
Net income per share attributable to Citrix Systems, Inc. stockholders – diluted	0.36	0.49	0.41	0.60	1.86
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2011
Net revenues	$490,888	$530,790	$565,348	$619,366	$2,206,392
Gross margin	430,911	458,957	485,659	537,266	1,912,793
Income from operations	80,883	95,590	104,679	135,814	416,966
Net income attributable to Citrix Systems, Inc.	73,503	81,944	92,176	108,699	356,322
Net income per share attributable to Citrix Systems, Inc. stockholders – basic	0.39	0.44	0.49	0.59	1.90
Net income per share attributable to Citrix Systems, Inc. stockholders – diluted	0.38	0.43	0.49	0.58	1.87
The sum of the quarterly net income per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2012
Deducted from asset accounts:
Allowance for doubtful accounts	$2,564	$1,784	$1,119	(3)	$1,584	(2)	$3,883
Allowance for returns	1,361	—	10,742	(1)	9,539	(4)	2,564
Valuation allowance for deferred tax assets	9,235	—	8,950	(6)	—		18,185
2011
Deducted from asset accounts:
Allowance for doubtful accounts	$3,409	$266	$1,468	(3)	$2,579	(2)	$2,564
Allowance for returns	850	—	5,542	(1)	5,031	(4)	1,361
Valuation allowance for deferred tax assets	13,999	—	(4,764)	(5)	—		9,235
2010
Deducted from asset accounts:
Allowance for doubtful accounts	$3,219	$2,035	$—	(3)	$1,845	(2)	$3,409
Allowance for returns	1,617	—	2,427	(1)	3,194	(4)	850
Valuation allowance for deferred tax assets	8,680	—	5,319	(5)	—		13,999

(1)	Charged against revenues.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Adjustments from acquisitions.

(4)	Credits issued for returns.

(5)	Related to deferred tax assets on unrealized losses and acquisitions.

(6)	Related to deferred tax assets on foreign tax credits, net operating loss carryforwards, and depreciation.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended)
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
10.6*
First Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 28, 2010)

10.7*
Second Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.8*
Third Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.9*
Fourth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 31, 2012)

10.10*
Form of Global Stock Option Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.11*
Form of Restricted Stock Unit Agreement For Non-Employee Directors under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.12*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Performance Based Awards) (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

Exhibit No.	Description
10.13*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Time Based Awards) (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.14*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Long Term Incentive) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.15*
Form of Long Term Incentive Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.16*	Amended and Restated 2005 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011)
10.17*†	Amendment to Amended and Restated 2005 Employee Stock Purchase Plan
10.18*	Citrix Systems, Inc. Executive Bonus Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)
10.19*
Change in Control Agreement dated as of August 4, 2005 by and between the Company and Mark B. Templeton (incorporated by reference herein to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.20*
Form of Change in Control Agreement by and between the Company and each of David J. Henshall, David R. Freidman, Brett M. Caine, Alvaro J. Monserrat and John Gordon Payne (incorporated by reference herein to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.21*
Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between the Company and Mark Templeton (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.22*
Form of First Amendment to Change of Control Agreement between the Company and each of Brett M. Caine, David J. Henshall, David R. Friedman, Alvaro J. Monserrat, John Gordon Payne and Wesley Wasson (together with Mark Templeton, the “Executive Officers”) (incorporated by reference herein to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.23*
Form of Amendment to Change in Control Agreements by and between the Company and each of David J. Henshall, David R. Freidman, Brett M. Caine, Alvaro J. Monserrat and John Gordon Payne (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.24*
Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.25*†	Form of 2012 Change in Control Agreement by and between the Company and Catherine Courage
21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certifications
31.2†	Rule 13a-14(a) / 15d-14(a) Certifications
32.1††	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†††
XBRL (eXtensible Business Reporting Language). The following materials from Citrix Systems, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) notes to consolidated financial statements.

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.
†††	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Act of 1934.