Form 10-Q
period 2013-03-31
CITRIX SYSTEMS INC
filed 2013-05-07
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2013 there were 187,123,694 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2013

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$251,465	$643,609
Short-term investments — available-for-sale	406,479	285,022
Accounts receivable, net of allowances of $5,966 and $6,448 at March 31, 2013 and December 31, 2012, respectively	450,939	630,956
Inventories, net	11,229	10,723
Prepaid expenses and other current assets	141,295	106,579
Current portion of deferred tax assets, net	40,068	36,846
Total current assets	1,301,475	1,713,735
Long-term investments — available-for-sale	747,004	595,313
Property and equipment, net	302,378	303,294
Goodwill	1,761,824	1,518,219
Other intangible assets, net	590,689	556,205
Long-term portion of deferred tax assets, net	77,935	43,097
Other assets	67,034	66,539
	$4,848,339	$4,796,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,613	$71,116
Accrued expenses and other current liabilities	245,907	257,135
Income taxes payable	10,907	49,346
Current portion of deferred revenues	986,023	965,276
Total current liabilities	1,304,450	1,342,873
Long-term portion of deferred revenues	245,358	232,719
Other liabilities	104,384	99,033
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 288,954 and 287,123 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	289	287
Additional paid-in capital	3,798,931	3,691,111
Retained earnings	2,623,706	2,564,018
Accumulated other comprehensive loss	(18,240)	(7,705)
	6,404,686	6,247,711
Less — common stock in treasury, at cost (101,964 and 100,781 shares at March 31, 2013 and December 31, 2012, respectively)	(3,210,539)	(3,125,934)
Total stockholders' equity	3,194,147	3,121,777
	$4,848,339	$4,796,402

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share information)
Revenues:
Product and licenses	$193,083	$178,364
Software as a service	137,566	120,733
License updates and maintenance	315,738	264,525
Professional services	26,512	25,873
Total net revenues	672,899	589,495
Cost of net revenues:
Cost of product and license revenues	25,794	18,804
Cost of services and maintenance revenues	64,411	51,004
Amortization of product related intangible assets	24,709	16,535
Total cost of net revenues	114,914	86,343
Gross margin	557,985	503,152
Operating expenses:
Research and development	130,492	103,622
Sales, marketing and services	297,682	248,457
General and administrative	62,785	59,856
Amortization of other intangible assets	10,418	10,467
Total operating expenses	501,377	422,402
Income from operations	56,608	80,750
Interest income	1,962	3,078
Other (expense) income, net	(766)	722
Income before income taxes	57,804	84,550
Income tax (benefit) expense	(1,884)	16,283
Net income	$59,688	$68,267
Earnings per share:
Basic	$0.32	$0.37
Diluted	$0.32	$0.36
Weighted average shares outstanding:
Basic	186,658	185,730
Diluted	189,011	188,884

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Net income	$59,688	$68,267
Other comprehensive income:
Change in foreign currency translation adjustment	(6,813)	1,952
Available for sale securities:
Change in net unrealized gains	(378)	1,434
Less: reclassification adjustment for net (gains) losses included in net income	(85)	193
Net change (net of tax effect)	(463)	1,627
Loss on pension liability	(334)	—
Cash flow hedges:
Change in unrealized gains	(3,449)	2,034
Less: reclassification adjustment for net losses included in net income	524	1,527
Net change (net of tax effect)	(2,925)	3,561
Other comprehensive (loss) income	(10,535)	7,140
Comprehensive income	$49,153	$75,407
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating Activities
Net income	$59,688	$68,267
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	35,127	27,002
Depreciation and amortization of property and equipment	29,409	22,545
Stock-based compensation expense	43,556	30,557
Gain on investments	(85)	(3,366)
Provision for doubtful accounts	407	546
Provision for product returns	1,619	2,945
Provision for inventory reserves	331	411
Tax effect of stock-based compensation	25,643	13,856
Excess tax benefit from exercise of stock options	(26,795)	(14,597)
Deferred income tax benefit	(18,189)	2,206
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(909)	(1,202)
Other non-cash items	175	791
Total adjustments to reconcile net income to net cash provided by operating activities	90,289	81,694
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	183,892	88,114
Inventories	(1,140)	(1,334)
Prepaid expenses and other current assets	(35,158)	(18,682)
Other assets	811	2,536
Income taxes, net	(43,333)	3,940
Accounts payable	(11,312)	(4,513)
Accrued expenses and other current liabilities	(21,338)	626
Deferred revenues	21,448	23,001
Other liabilities	5,632	(579)
Total changes in operating assets and liabilities, net of the effects of acquisitions	99,502	93,109
Net cash provided by operating activities	249,479	243,070
Investing Activities
Purchases of available-for-sale investments	(636,792)	(314,387)
Proceeds from sales of available-for-sale investments	231,782	104,185
Proceeds from maturities of available-for-sale investments	131,101	138,488
Purchases of property and equipment	(28,297)	(23,147)
Proceeds from the sales of cost method investments	—	5,559
Purchases of cost method investments	(1,102)	(1,712)
Cash paid for acquisitions, net of cash acquired	(324,049)	(24,033)
Cash paid for licensing agreements and product related intangible assets	(2,236)	(61)
Net cash used in investing activities	(629,593)	(115,108)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	25,251	30,260
Repayment of acquired debt	—	(2,456)
Excess tax benefit from exercise of stock options	26,795	14,597
Stock repurchases, net	(61,364)	(99,996)
Cash paid for tax withholding on vested stock awards	(2,254)	(14,102)
Net cash used in financing activities	(11,572)	(71,697)
Effect of exchange rate changes on cash and cash equivalents	(458)	1,320
Change in cash and cash equivalents	(392,144)	57,585
Cash and cash equivalents at beginning of period	643,609	333,296
Cash and cash equivalents at end of period	$251,465	$390,881

See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
The Company’s revenues are derived from its Infrastructure products, which primarily include its Mobile and Desktop products, Networking and Cloud products and related license updates and maintenance and professional services and from its SaaS products, which primarily include Collaboration and Data Sharing, Remote Access and Remote IT Support products. Infrastructure (formerly Enterprise division) and SaaS (formerly Online Services division) constitute the Company's two reportable segments. See Note 9 for more information on the Company's segments.
2. SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivable, the provision to reduce obsolete or excess inventory to market, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, net realizable value of product related and other intangible assets, the provision for income taxes and the amortization and depreciation periods for intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.
Investments
Short-term and long-term investments as of March 31, 2013 and December 31, 2012 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Inventory
Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories as of March 31, 2013 and December 31, 2012 primarily consist of finished goods.

Revenue Recognition
Net revenues include the following categories: Product and licenses, Software as a service ("SaaS"), License updates and maintenance and Professional services. Product and licenses revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements, partner incentive programs and provisions for returns. Shipping charges billed to customers are included in Product and license revenue and the related shipping costs are included in Cost of product and license revenue. SaaS revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term, which is typically 12 months. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. License updates and maintenance revenues consist of fees related to the Subscription Advantage program and maintenance fees, which include technical support and hardware and software maintenance. The Company licenses many of its virtualization products bundled with a one-year contract for its Subscription Advantage program. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Subscription Advantage and maintenance fees are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third-party commissions related to Subscription Advantage renewals. The capitalized commissions are amortized to Sales, marketing and services expense at the time the related deferred revenue is recognized as revenue. Hardware and software maintenance and support contracts are typically sold separately. Hardware maintenance includes technical support, the latest software upgrades and replacement of malfunctioning appliances. Dedicated account management is available as an add-on to the program for a higher level of service. Software maintenance includes unlimited support with product version upgrades. Professional services revenues are comprised of fees from consulting services related to the implementation of the Company’s products and fees from product training and certification, which are recognized as the services are provided.
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
For hardware appliance transactions, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices using the selling price hierarchy in the amended revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, third-party evidence of selling price ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating competitor products or services in stand-alone sales to similarly situated customers. However, as the Company’s products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, the Company is not typically able to determine TPE. The estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels and competitor pricing strategies.
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
The Company’s SaaS products are considered service arrangements per the authoritative guidance; accordingly, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue

Recognition, when accounting for these service arrangements. Generally, the Company’s SaaS products are sold separately and not bundled with the Company's Infrastructure products and services.
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $2.0 million and $2.6 million at March 31, 2013 and December 31, 2012, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries in its Infrastructure segment is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. The functional currency of the Company’s wholly-owned foreign subsidiaries of its SaaS segment is the currency of the country in which each subsidiary is located. The Company translates assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date. The Company includes accumulated net translation adjustments in equity as a component of Accumulated other comprehensive loss. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. See Note 9 for information on the Company's Infrastructure and SaaS segments.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net income	$59,688	$68,267
Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	186,658	185,730
Effect of dilutive employee stock awards	2,353	3,154
Denominator for diluted earnings per share — weighted-average shares outstanding	189,011	188,884
Basic earnings per share	$0.32	$0.37
Diluted earnings per share	$0.32	$0.36
Anti-dilutive weighted-average shares	3,928	3,805

4. ACQUISITIONS
2013 Acquisition
Zenprise
In January 2013, the Company acquired all of the issued and outstanding securities of Zenprise, Inc. ("Zenprise"), a privately-held leader in mobile device management. Zenprise became part of the Company's Infrastructure segment, in which Citrix has integrated the Zenprise offering for mobile device management with its Citrix CloudGateway™ for managing mobile apps and data. The total consideration for this transaction was approximately $324.0 million, net of $2.9 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which the Company expensed approximately $0.1 million during the three months ended March 31, 2013 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed certain stock options, which are exercisable for 285,817 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
Purchase Accounting for the Zenprise acquisition
The purchase price for Zenprise was allocated to the acquired net tangible and intangible assets based on its estimated fair value as of the date of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Zenprise
	Purchase Price Allocation	Asset Life
Current assets	$10,943
Other assets	668
Property and equipment	431	Various
Deferred tax assets, non-current	33,125
Intangible assets	69,200	1-7 years
Goodwill	251,128	Indefinite
Assets acquired	365,495
Current liabilities assumed	(8,475)
Long-term liabilities assumed	(3,107)
Deferred tax liabilities, non-current	(26,919)
Net assets acquired	$326,994
Current assets acquired in connection with the Zenprise acquisition consisted primarily of cash and accounts receivable. Current liabilities assumed in connection with the Zenprise acquisition consisted primarily of current portion of deferred revenues, short-term payables and other accrued expenses. Long-term liabilities assumed in connection with the Zenprise acquisition consisted of other long-term liabilities and long-term portion of deferred revenues.
The Company continues to evaluate certain income tax assets and liabilities related to the Zenprise acquisition. Goodwill from the Zenprise acquisition was assigned to the Company's Infrastructure segment. The goodwill related to the Zenprise acquisition is not deductible for tax purposes. See Note 9 for segment information. The goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.
Revenues from the Zenprise acquisition are included in the revenue of the Company's Infrastructure segment. The Company has included the effect of the Zenprise acquisition in its results of operations prospectively from the date of acquisition.

Identifiable intangible assets acquired in connection with the Zenprise acquisition (in thousands) and the weighted-average lives are as follows:

	Zenprise	Asset Life
Trade names	$2,400	3.0 years
Non-compete agreements	700	1.0 year
Customer relationships	18,300	7.0 years
Core and product technologies	47,800	6.0 years
Total	$69,200
The following pro-forma information combines the consolidated results of the operations of the Company and Zenprise as if the acquisition had occurred at the beginning of fiscal year 2012 (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Revenues	$672,960	$590,492
Income from operations	56,338	69,117
Net income	59,289	60,800
Per share - basic	0.32	0.33
Per share - diluted	0.31	0.32
2012 Acquisitions
Bytemobile
In July 2012, the Company acquired all of the issued and outstanding securities of Bytemobile, Inc. (“Bytemobile”), a privately-held provider of data and video optimization solutions for mobile network operators. Bytemobile became part of the Company's Infrastructure segment and extends the Company's industry reach into the mobile and cloud markets. The total consideration for this transaction was approximately $399.5 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.1 million. No transaction costs were expensed during the three months ended March 31, 2012. Revenues from the Bytemobile acquisition are included in the revenue of the Company's Infrastructure segment. The Company has included the effect of the Bytemobile acquisition in its results of operations prospectively from the date of acquisition.
Purchase Accounting for the Bytemobile acquisition
During the three months ended March 31, 2013, the Company made net adjustments of $1.8 million to the preliminary purchase price allocation associated with the Bytemobile acquisition. The Company continues to evaluate certain income tax assets and liabilities related to the Bytemobile acquisition. Goodwill from the Bytemobile acquisition was assigned to the Company's Infrastructure segment. The goodwill related to the Bytemobile acquisition is not deductible for tax purposes. See Note 8 for information on adjustments to goodwill and Note 9 for segment information. The goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.

The purchase price for Bytemobile was allocated to the acquired net tangible and intangible assets based on its estimated fair value as of the date of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Bytemobile
	Purchase Price Allocation	Asset Life
Current assets	$58,392
Other assets	7,406
Property and equipment	2,484	Various
Deferred tax assets, non-current	39,976
Intangible assets	248,900	1-9 years
Goodwill	223,556	Indefinite
Assets acquired	580,714
Current liabilities assumed	(62,390)
Long-term liabilities assumed	(4,487)
Deferred tax liabilities, non-current	(108,703)
Net assets acquired	$405,134
Current assets acquired in connection with the Bytemobile acquisition consisted primarily of cash and accounts receivable. Current liabilities assumed in connection with the Bytemobile acquisition consisted primarily of current portion of deferred revenues, short-term payables, other accrued expenses and short-term debt which was paid in full subsequent to the acquisition date. Long-term liabilities assumed in connection with the Bytemobile acquisition consisted of other long-term liabilities, long-term portion of deferred revenues and long-term debt which was paid in full subsequent to the acquisition date. Identifiable intangible assets acquired in connection with the Bytemobile acquisition included trade names of $6.0 million with a weighted-average asset life of 6.0 years, customer relationships of $141.5 million with a weighted-average life of 9.0 years, and core and product technologies of $101.4 million with a weighted-average life of 4.8 years.
Podio
In April 2012, the Company acquired all of the issued and outstanding securities of Podio ApS (“Podio”), a privately-held provider of a cloud-based collaborative work platform. Podio became part of the Company's SaaS segment and expands the Company's offerings of integrated cloud-based support for team-based collaboration. The total consideration for this transaction was approximately $43.6 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.5 million, all of which were expensed during the three months ended March 31, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company recorded approximately $24.5 million of goodwill, which is not deductible for tax purposes, and acquired $24.6 million of identifiable intangible assets, of which $20.7 million is related to product related intangible assets and $3.9 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 127,668 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
2012 Other Acquisitions
During the first quarter of 2012, the Company acquired all of the issued and outstanding securities of a privately-held company for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. This business became part of the Company’s Infrastructure segment. Transaction costs associated with the acquisition were approximately $0.5 million, of which the Company expensed approximately $0.4 million during the three months ended March 31, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company recorded approximately $23.1 million of goodwill, which is not deductible for tax purposes, and acquired $11.0 million of identifiable intangible assets, all of which is related to product related intangible assets. In addition, in connection with this acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of the Company's common stock and assumed certain stock options which are exercisable for 12,017 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
During the second quarter of 2012, the Company acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $15.4 million, net of $0.2 million of cash acquired. The businesses became part of the Company's Infrastructure segment. Transaction costs associated with the acquisitions were approximately $0.4 million, of which the Company expensed approximately $0.2 million during the three months ended March

31, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company recorded approximately $7.3 million of goodwill, which is not deductible for tax purposes, and acquired $14.4 million of identifiable intangible assets, of which $12.3 million is related to product related intangible assets and $2.1 million is related to other intangible assets. In addition, in connection with the acquisitions, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 66,459 shares of the Company's common stock, for which the vesting period reset fully upon the closing of each respective transaction.
During the third quarter of 2012, the Company acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $5.3 million. One of the businesses became part of the Company's Infrastructure segment and the other became part of the Company's SaaS segment. Transaction costs associated with the acquisitions were approximately $0.2 million. No transaction costs were recorded during the three months ended March 31, 2012. The Company recorded approximately $2.4 million of goodwill, which is not deductible for tax purposes, and acquired $3.6 million of identifiable intangible assets, all of which is related to product related intangible assets. In addition, in connection with the acquisitions, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 13,487 shares of the Company's common stock, for which the vesting period reset fully upon the closing of each respective transaction.
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	March 31, 2013				December 31, 2012
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$423,651	$1,971	$(143)	$425,479	$400,365	$2,347	$(5)	$402,707
Corporate securities	568,298	1,004	(245)	569,057	404,546	947	(171)	405,322
Municipal securities	47,891	88	(7)	47,972	32,214	114	(15)	32,313
Government securities	110,892	92	(9)	110,975	39,863	131	(1)	39,993
Total	$1,150,732	$3,155	$(404)	$1,153,483	$876,988	$3,539	$(192)	$880,335
The change in net unrealized gains (losses) on available-for-sale securities recorded in Other comprehensive (loss) income includes unrealized gains (losses) that arose from changes in market value of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales, as well as prepayments of available-for-sale investments purchased at a premium. This reclassification out of accumulated other comprehensive loss into current period net income has no effect on total comprehensive income or equity and was immaterial for all periods presented. See Note 11 for more information related to comprehensive income.
For the three months ended March 31, 2013 and 2012, the Company received proceeds from the sales of available-for-sale investments of $231.8 million and $104.2 million, respectively. The Company had realized gains on the sales of available-for-sale investments during the three months ended March 31, 2013 of $0.2 million. The Company had no realized gains on the sales of available-for-sale investments during the three months ended March 31, 2012. For the three months ended March 31, 2013 and 2012, the Company had realized losses on available-for-sale investments of $0.1 million and $0.2 million, respectively, primarily related to prepayments at par of securities purchased at a premium. All realized gains and losses related to the sales of available-for-sale investments are included in Other (expense) income, net, in the accompanying condensed consolidated statements of income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2013 were approximately six months and four years, respectively.

Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $0.4 million and $0.2 million as of March 31, 2013 and December 31, 2012, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $27.3 million and $26.2 million as of March 31, 2013 and December 31, 2012, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$186,708	$186,708	$—	$—
Money market funds	48,595	48,595	—	—
Corporate securities	11,757	—	11,757	—
Government securities	2,905	—	2,905	—
Municipal securities	1,500	—	1,500	—
Available-for-sale securities:
Agency securities	425,479	—	425,479	—
Corporate securities	569,057	—	565,966	3,091
Municipal securities	47,972	—	47,972	—
Government securities	110,975	—	110,975	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,601	—	2,601	—
Total assets	$1,407,549	$235,303	$1,169,155	$3,091
Accrued expenses and other current liabilities:
Foreign currency derivatives	5,697	—	5,697	—
Total liabilities	$5,697	$—	$5,697	$—

	As of December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$503,614	$503,614	$—	$—
Money market funds	123,519	123,519	—	—
Corporate securities	16,476	—	16,476	—
Available-for-sale securities:
Agency securities	402,707	—	402,707	—
Corporate securities	405,322	—	401,981	3,341
Municipal securities	32,313	—	32,313	—
Government securities	39,993	—	39,993	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,157	—	4,157	—
Total assets	$1,528,101	$627,133	$897,627	$3,341
Accrued expenses and other current liabilities:
Foreign currency derivatives	4,162	—	4,162	—
Total liabilities	$4,162	$—	$4,162	$—
The Company’s fixed income available-for-sale security portfolio generally consists of investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a weighted-average credit rating of AA-/Aa3. The Company values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, and accordingly, the Company classifies all of its fixed income available-for-sale securities as Level 2.

The Company measures its cash flow hedges, which are classified as Prepaid expenses and other current assets and Accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs).
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The Company has invested in convertible debt securities of certain early-stage entities that are classified as available-for-sale investments. As quoted prices in active markets or other observable inputs were not available for these investments, in order to measure them at fair value, the Company utilized a discounted cash flow model using a discount rate reflecting the market risk inherent in holding securities of an early-stage enterprise, adjusted by the probability-weighted exit possibilities associated with the convertible debt securities. This methodology required the Company to make assumptions that were not directly or indirectly observable regarding the fair value of the convertible debt securities; accordingly they are a Level 3 valuation and are included in the table below.

Investments
(in thousands)
Balance at December 31, 2012	$3,341
Transfers out of Level 3	(250)
Balance at March 31, 2013	$3,091
Transfers out of Level 3 relate to certain of the Company's investments in convertible debt securities of early-stage entities that were reclassified from available-for-sale investments to cost method investments upon conversion to equity ownership, which are included in Other assets in the accompanying condensed consolidated balance sheets.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2013, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan and Second Amended and Restated 1995 Non-Employee Director Stock Option Plan.
Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 48,600,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of March 31, 2013, there were 28,949,620 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 16,921,222 additional stock-based awards.
Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10%

of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of March 31, 2013, 2,779,821 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $1.3 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended	Three Months Ended
Income Statement Classifications	March 31, 2013	March 31, 2012
Cost of services and maintenance revenues	$634	$450
Research and development	15,653	11,144
Sales, marketing and services	15,174	9,970
General and administrative	12,095	8,993
Total	$43,556	$30,557
Stock Options
Stock options granted under the 2005 Plan typically have a five-year life and vest over three years, with 33.3% of the shares underlying the option vesting on the first anniversary of the date of grant and the remainder of the underlying shares vesting in equal monthly installments at a rate of 2.78% thereafter (the "Standard Vesting Rate"). There were no shares granted from this plan in the first quarter of 2013. The Company also assumes stock options from certain of its acquisitions for which the vesting period is typically reset to vest over three years at the Standard Vesting Rate. During the first quarter of 2013, the Company assumed in-the-money options from the Zenprise acquisition. See Note 4 for more information related to acquisitions. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price and the options exercise prices, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual and historical employee exercise behaviors including historical exercise patterns of options with an exercise price less than the stock price on the date assumed, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of SAB No. 107, Share Based Payment. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected terms on stock options. The expected term of stock options was based on the historical employee exercise patterns. The Company also periodically analyzes its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model.
The weighted average fair value of stock options assumed and/or granted during the three months ended March 31, 2013 and 2012 was $56.97 and $25.26, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $30.5 million and $39.1 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of March 31, 2013, there was $69.8 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.71 years.

The assumptions used to value option grants are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Expected volatility factor	0.39	0.38
Approximate risk free interest rate	0.44%	0.65%
Expected term (in years)	3.35	3.91
Expected dividend yield	0%	0%
Non-vested Stock Units
Market Performance and Service Condition Stock Units
In March 2013 and 2012, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 399,029 and 418,809 non-vested stock units, respectively, that vest based on certain target market performance and service conditions. The number of non-vested stock units underlying each award will be determined within sixty days of the calendar year following the end of a three-year performance period ending December 31, 2015 for the March 2013 awards and December 31, 2014 for the March 2012 awards. The attainment level under the award will be based on the Company's total return to stockholders over the performance period compared to the return on the Nasdaq Composite Total Return Index (the "XCMP"). If the Company's return is positive and meets or exceeds the indexed return, the number of non-vested stock units issued will be based on interpolation, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement if the Company's return exceeds the indexed return by 40% or more. If the Company's return over the performance period is positive but underperforms the index, a number of non-vested stock units will be issued, below the target award, based on interpolation; however, no non-vested stock units will be issued if the Company's return underperforms the index by more than 20% over the performance period. In the event the Company's return to stockholders is negative but still meets or exceeds the indexed return, only 75% of the target award shall be issued. If the awardee is not employed by the Company at the end of the performance period; the extent to which the awardee will vest in the award, if at all, is dependent upon the timing and character of the termination as provided in the award agreement. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company's common stock.
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

	March 2013 Grant	March 2012 Grant
Expected volatility factor	0.16 - 0.42	0.21 - 0.39
Risk free interest rate	0.33%	0.47%
Expected dividend yield	0%	0%
The range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the XCMP. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and the XCMP in order to model the stock price movements. The volatilities used were calculated over the most recent 2.75 year period, which was the remaining term of the performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model. The estimated fair value of each award as of the date of grant was $89.93 for the March 2013 grant and $89.95 for the March 2012 grant.
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
Unrecognized Compensation Related to Stock Units
As of March 31, 2013, the number of non-vested stock units outstanding, including performance awards, market performance and service condition awards and service-based awards, and including awards assumed in connection with acquisitions, were 4,658,592. As of March 31, 2013, there was $313.5 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.40 years. See Note 4 for more information regarding the Company's acquisitions.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2012. There were no indicators of impairment during the three months ended March 31, 2013. In-process R&D acquired in connection with the Company's acquisitions was not material. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the three months ended March 31, 2013 (in thousands):

	Balance at January 1, 2013	Additions		Other		Balance at March 31, 2013
Infrastructure	$1,158,580	$251,128		$(2,332)	(2)	$1,407,376
SaaS	359,639	—		(5,191)	(3)	354,448
Consolidated	$1,518,219	$251,128	(1)	$(7,523)		$1,761,824

(1)	Amount relates to Zenprise acquisition. See Note 4 for more information regarding the Company’s acquisitions.

(2)
Amount primarily relates to adjustments to the preliminary purchase price allocation associated with the Bytemobile acquisition, primarily related to adjustments of certain income tax assets and liabilities of $7.1 million, partially offset by a $5.3 million adjustment to current portion of deferred revenues.

(3)	Amount primarily relates to foreign currency translation.
Intangible Assets
The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. Intangible assets consist of the following (in thousands):

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$666,880	$361,788	$620,032	$339,608
Other	468,667	183,070	446,601	170,820
Total	$1,135,547	$544,858	$1,066,633	$510,428
Amortization of product related intangible assets, which consists primarily of product-related technologies and patents, was $24.7 million and $16.5 million for the three months ended March 31, 2013 and 2012, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $10.4 million and $10.5 million for the three months ended March 31, 2013 and 2012, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income. The Company monitors its intangible assets for indicators of impairment. If the Company determines that an impairment has occurred, it will write-down the intangible asset to its fair value. For the three months ended March 31, 2012, Amortization of other intangible assets included a $5.2 million impairment related to the Company's decision to contribute its CloudStack tradename acquired in conjunction with its acquisition of Cloud.com to the Apache Software Foundation. As a result, the carrying value of the CloudStack tradename was written down to zero. See Note 4 for more information regarding the Company's acquisitions.

Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2013	$138,732
2014	129,907
2015	107,896
2016	85,765
2017	58,165
9. SEGMENT INFORMATION
Infrastructure and SaaS constitute the Company’s two reportable segments. The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Infrastructure and SaaS segments products. Segment profit for each segment includes certain research and development, sales, marketing and services and general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, amortization of product related intangible assets, amortization of other intangible assets, net interest and other income, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.
Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net revenues:
Infrastructure	$535,333	$468,762
SaaS	137,566	120,733
Consolidated	$672,899	$589,495
Segment profit:
Infrastructure	$113,256	$117,173
SaaS	22,035	21,136
Unallocated expenses (1):
Amortization of intangible assets	(35,127)	(27,002)
Net interest and other income	1,196	3,800
Stock-based compensation	(43,556)	(30,557)
Consolidated income before income taxes	$57,804	$84,550

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Revenues by Product Grouping
Revenues by product grouping for the Company’s Infrastructure and SaaS segments were as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net revenues:
Infrastructure
Mobile and Desktop revenues(1)	$357,990	$340,403
Networking and Cloud Solutions revenues(2)	147,493	100,311
Professional services(3)	26,512	25,873
Other	3,338	2,175
Total Infrastructure revenues	535,333	468,762
SaaS revenues	137,566	120,733
Total net revenues	$672,899	$589,495

(1)
Mobile and Desktop revenues are primarily comprised of sales from the Company’s desktop virtualization products, XenDesktop and XenApp, and the Company's Mobility products which include XenMobile MDM and CloudGateway and related license updates and maintenance and support.

(2)
Networking and Cloud revenues are primarily comprised of sales from the Company’s cloud networking products which include NetScaler, CloudBridge and Bytemobile Smart Capacity, and the Company’s cloud platform products which include XenServer, CloudPlatform and CloudPortal and related license updates and maintenance and support.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net revenues:
Infrastructure
Americas	$296,434	$252,483
EMEA	174,402	160,071
Asia-Pacific	64,497	56,208
Total Infrastructure revenues	535,333	468,762
SaaS
Americas	116,230	103,227
EMEA	16,743	14,455
Asia-Pacific	4,593	3,051
Total SaaS revenues	137,566	120,733
Total net revenues	$672,899	$589,495

10. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of March 31, 2013, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $2.9 million and nil at March 31, 2013 and December 31, 2012, respectively, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 11 for more information related to comprehensive income. The net unrealized loss as of March 31, 2013 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,601	Prepaid expenses and other current assets	$4,157	Accrued expenses and other current liabilities	$5,697	Accrued expenses and other current liabilities	$4,162

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$114	Prepaid expenses and other current assets	$448	Accrued expenses and other current liabilities	$135	Accrued expenses and other current liabilities	$52

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended March 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2013	2012		2013	2012
Foreign currency forward contracts	$(2,925)	$3,561	Operating expenses	$(524)	$(1,527)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended March 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2013	2012
Foreign currency forward contracts	Other (expense) income, net	$(456)	$(176)
Outstanding Foreign Currency Forward Contracts
As of March 31, 2013, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 8,258
Pounds Sterling	GBP 35,800
Canadian Dollar	CAD 5,673
Chinese Yuan Renminbi	CNY 77,776
Danish Krone	DKK 1,900
Euro	EUR 34,293
Hong Kong Dollar	HKD 53,440
Indian Rupee	INR 1,089,210
Japanese Yen	JPY 440,658
New Zealand Dollar	NZD 900
Singapore Dollar	SGD 9,676
Swiss Franc	CHF 24,399

11. COMPREHENSIVE INCOME
The changes in accumulated other comprehensive loss by component, net of tax, are as follows (in thousands):

	Foreign currency	Unrealized gain (loss) on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2012	$(3,024)	$2,426	$(10)	$(7,097)	$(7,705)
Other comprehensive loss before reclassifications	(6,813)	(378)	(3,449)	(334)	(10,974)
Amounts reclassified from accumulated other comprehensive loss	—	(85)	524	—	439
Net current period other comprehensive loss	(6,813)	(463)	(2,925)	(334)	(10,535)
Balance at March 31, 2013	$(9,837)	$1,963	$(2,935)	$(7,431)	$(18,240)
Reclassifications out of accumulated other comprehensive loss as of March 31, 2013 are as follows (in thousands):

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$85	Other (expense) income, net
Unrealized net losses on cash flow hedges	(524)	Operating expenses *
	$(439)
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
12. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $51.1 million and $43.9 million as of March 31, 2013 and December 31, 2012, respectively. All amounts included in the balance at March 31, 2013 for tax positions would affect the annual effective tax rate. The Company has no amounts accrued for the payment of interest and penalties as of March 31, 2013.
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
The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At March 31, 2013, the Company had approximately $99.5 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately (3.3)% and 19.3% for the three months ended March 31, 2013 and 2012. The decrease in the effective tax rate when comparing the three months ended March 31, 2013 to the three months ended March 31, 2012 was primarily due to the federal research and development tax credit for the 2012 taxable year extended during the three months ended March 31, 2013.
The federal research and development tax credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development tax credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law resulted in net tax benefits of approximately $9.4 million, which the Company recognized in the first quarter of 2013, which is the quarter in which the law was enacted.
The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States.
13. TREASURY STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $3.4 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2013, approximately $274.2 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan.
During the three months ended March 31, 2013, the Company expended approximately $61.4 million on open market purchases, repurchasing 860,500 shares of outstanding common stock at an average price of $71.31.
During the three months ended March 31, 2012, the Company expended approximately $100.0 million on open market purchases, repurchasing 1,378,600 shares of outstanding common stock at an average price of $72.53.
Shares for Tax Withholding
During the three months ended March 31, 2013, the Company withheld 322,538 shares from stock units that vested, totaling $23.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended March 31, 2012, the Company withheld 183,050 shares from stock units that vested, totaling $14.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
14. COMMITMENTS AND CONTINGENCIES
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
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, research and development, offerings of products and services, market positioning and opportunities, headcount, customer demand, distribution and sales channels, financial information and results of operations for future periods, other (expense) income, net, product and price competition, strategy and growth initiatives, seasonal factors, international operations and expansion, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, tax rates, the expected benefits of acquisitions, changes in domestic and foreign economic conditions and credit markets, liquidity, litigation and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
Citrix is a cloud computing company that enables mobile workstyles- empowering people to work and collaborate from anywhere, accessing apps and data on any of the latest devices, as easily as they would in their own office- simply and securely. Citrix cloud computing solutions help IT and service providers build both private and public clouds, leveraging virtualization and networking technologies to deliver high-performance, elastic and cost-effective services for mobile workstyles.
We market and license our products directly to enterprise customers, over the Web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.
Executive Summary
We believe our approach is unique in the market because we have combined innovative technologies to enable and power mobile workstyles. Our technologies mobilize desktops, apps, workloads and people to help our customers drive business value. Our Mobile and Desktop products are leaders in the area of desktop management, including Desktop Virtualization, marketed as XenDesktop and XenApp. In addition, in January 2013, we acquired Zenprise, Inc., or Zenprise, and its mobile device management, or XenMobile MDM products, which was integrated with our Citrix CloudGateway product offering to provide customers a comprehensive solution for enterprise mobility management, marketed as our Mobile Solutions Bundle. Our Networking and Cloud products also offer customers a value-added approach to building and delivering IT to end-users through our Cloud Networking products, which allow our customers to deliver services to mobile users with high performance, security and reliability and through our Cloud Platform products, which allow our customers to build scalable and reliable private and public cloud computing environments. We believe this combination of products allows us to deliver a comprehensive end-to-end mobile lifestyles solution; and one that we believe, when considered as a whole, is competitively differentiated by its feature set and interoperability.

In today’s business environment there is a sharp focus on IT products and services that can reduce cost and deliver a quick, tangible return on investment, or ROI. We are focused on helping our customers, as they invest in IT products and services, to reduce IT costs, increase business flexibility and deliver ROI by offering a simpler more flexible approach to computing.
In 2012, we generally saw uncertainties surrounding IT spending. In the fourth quarter of 2012, however, we saw some improvement in demand across all geographies. In the first quarter of 2013, we again encountered uncertainty in the IT spending environment and hesitancy on the part of customers in initiating large capital projects causing an unusually large number of opportunities to be pushed into the future. For example, this dynamic was most pronounced in Europe and Asia-Pacific and contributed to the Product and licenses revenue results in our Desktop products when comparing the first quarter of 2013 to the first quarter of 2012. See our Summary of Results section below.
We believe that continued economic uncertainty may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition.
In 2013, we continue to focus on helping our customers embrace and power mobile workstyles and build cloud infrastructure so cloud services can be delivered virtually anywhere with a high quality user experience. We plan to sustain the long-term growth of our businesses around the world by expanding our go-to-market reach and direct customer touch through hiring additional enterprise account managers and expanding consulting and technical support capacity; investing in product innovation, bringing new technologies to market and improving integration across our product portfolio to drive simplicity and better end-user experience; and making selective and strategic acquisitions of technology, talent and/or businesses.
Infrastructure
Our Desktop Virtualization products are built to transform and reduce the cost of traditional desktop management by virtualizing the desktop, with our XenDesktop product, and virtualizing applications, with our XenApp product, in a customer’s datacenter. We are moving the delivery of desktops and related applications to an on-demand service rather than the delivery of a device. We continue to see growing customer interest in XenDesktop and we are maximizing our XenApp install base and driving continued XenDesktop adoption.
In January 2013, we completed our acquisition of Zenprise, a privately held leading innovator in mobile device management, or MDM. We have integrated the Zenprise products for MDM, marketed as XenMobile MDM, with our Citrix CloudGateway product. Now sold as our Mobile Solutions Bundle, this new offering manages mobile apps and data to offer our enterprise IT customers comprehensive products that make it easier to manage and secure devices, apps and data, while allowing users to embrace mobile workstyles and access enterprise apps from virtually any device. We believe our Mobility products offer a comprehensive approach that can transform organizations into mobile enterprises with the security and control IT requires, the ease of use and flexibility users desire, and the productivity business demands.
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
SaaS
Our SaaS segment is focused on developing and marketing Collaboration and Data products. These products are primarily marketed via the web to large enterprises, medium and small businesses, prosumers and individuals. Our SaaS segment's Collaboration products offer secure and cost-effective solutions that allow users to host and actively participate in online meetings, webinars and training sessions remotely and reduce costs associated with business travel. Our Data Sharing product, ShareFile, makes it easy for businesses of all sizes to securely store, sync and share business documents and files, both inside and outside the company. ShareFile's centralized cloud storage capability also allows users to share files across multiple devices and access them from any location. In addition, through our Remote Access and IT Support solutions, we offer products that provide users a secure, simple and cost efficient way to access their desktops remotely and provide support over the Internet on-demand.
Summary of Results
For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, a summary of our results included:

•	Product and licenses revenue increased 8.3% to $193.1 million;

•	Software as a service revenue increased 13.9% to $137.6 million;

•	License updates and maintenance revenue increased 19.4% to $315.7 million;

•	Professional services revenue increased 2.5% to $26.5 million;

•	Operating income decreased 29.9% to $56.6 million; and

•	Diluted net income per share decreased 12.6% to $0.32.
The increase in our Product and licenses revenue was primarily driven by sales of our Networking and Cloud products, led by NetScaler, partially offset by decreases in our Mobile and Desktop products, primarily related to our Desktop products. We currently target our Product and licenses revenue to increase when comparing the second quarter of 2013 to the first quarter of 2013. Our Software as a service revenue increased due to increased sales of our Collaboration products, led by GoToMeeting. The increase in License updates and maintenance revenue was primarily due to increased renewals and sales of our Subscription Advantage product and an increase in maintenance revenues, primarily driven by increased sales of maintenance and support across all of our infrastructure products. The increase in Professional services revenue was not significant primarily due to the decrease in revenue in our Mobile and Desktop products, which led to lower implementation sales in the Desktop business. We currently target total revenue to increase when comparing the second quarter of 2013 to the second quarter of 2012 and when comparing the second quarter of 2013 to the first quarter of 2013. In addition, when comparing the 2013 fiscal year to the 2012 fiscal year, we target total revenue to increase. The decrease in Operating income and diluted net income per share when comparing the first quarter of 2013 to the first quarter of 2012 was primarily due to an increase in operating expenses related to our acquisitions, an increase in stock-based compensation costs primarily related to our annual stock grant and our recent acquisitions and an increase in amortization of intangible assets primarily related to our recent acquisitions. Partially offsetting the decrease in diluted net income per share was the research and development tax credit extended for the 2012 tax year in the first quarter of 2013.
2013 Acquisition
Zenprise
In January 2013, we acquired all of the issued and outstanding securities of Zenprise, Inc., or Zenprise, a privately-held leader in mobile device management. Zenprise became part of our Infrastructure segment, in which we have integrated the Zenprise offering for mobile device management with Citrix CloudGateway™ for managing mobile apps and data. The total consideration for this transaction was approximately $324.0 million, net of $2.9 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which we expensed approximately $0.1 million during the three months ended March 31, 2013 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed certain stock options which are exercisable for 285,817 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
We have included the effects of the Zenprise acquisition in our results of operations prospectively from the date of the acquisition.
2012 Acquisitions
Bytemobile
In July 2012, we acquired all of the issued and outstanding securities of Bytemobile, a privately-held provider of data and video optimization solutions for mobile network operators. Bytemobile became part of our Infrastructure segment and extends our industry reach into the mobile and cloud markets. The total consideration for this transaction was approximately $399.5 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.1 million. No transactions costs were recorded during the three months ended March 31, 2012.

Podio
In April 2012, we acquired all of the issued and outstanding securities of Podio ApS, or Podio, a privately-held provider of a cloud-based collaborative work platform. Podio became part of our SaaS segment and expands our offerings of integrated cloud-based support for team-based collaboration. The total consideration for this transaction was approximately $43.6 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.5 million and were expensed during the three months ended March 31, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units, which were converted into the right to receive up to 127,668 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
2012 Other Acquisitions
During the first quarter of 2012, we acquired all of the issued and outstanding securities of a privately-held company for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. This target's business became part of our Infrastructure segment. Transaction costs associated with the acquisition were approximately $0.5 million, of which we expensed $0.4 million during the three months ended March 31, 2012 and are included in General and administrative expense in our condensed consolidated statements of income. In addition, in connection with this acquisition, we assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of our common stock and assumed certain stock options which are exercisable for 12,017 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
During the second quarter of 2012, we acquired all of the issued and outstanding securities of two privately-held companies for total cash consideration of approximately $15.4 million, net of $0.2 million of cash acquired. The targets' businesses became part of our Infrastructure segment. Transaction costs associated with the acquisitions were approximately $0.4 million, of which we expensed $0.2 million during the three months ended March 31, 2012 and are included in General and administrative expense in our condensed consolidated statements of income. We recorded approximately $7.3 million of goodwill, which is not deductible for tax purposes, and acquired $14.4 million of identifiable intangible assets, of which $12.3 million is related to product related intangible assets and $2.1 million is related to other intangible assets. In addition, in connection with these acquisitions, we assumed non-vested stock units which were converted into the right to receive up to 66,459 shares of our common stock, for which the vesting period reset fully upon the closing of each respective transaction.
During the third quarter of 2012, we acquired all of the issued and outstanding securities of two privately-held companies for total cash consideration of approximately $5.3 million. One of the targets became part of our Infrastructure segment and the other became part of our SaaS segment. Transaction costs associated with the acquisitions were approximately $0.2 million. No transactions costs were recorded during the three months ended March 31, 2012. We recorded approximately $2.4 million of goodwill, which is not deductible for tax purposes, and acquired $3.6 million of identifiable intangible assets, all of which is related to product related intangible assets. In addition, in connection with these acquisitions, we assumed non-vested stock units which were converted into the right to receive up to 13,487 shares of our common stock, for which the vesting period reset fully upon the closing of each respective transaction.
We have included the effects of all of the companies acquired in 2012 in our results of operations prospectively from the date of the acquisition.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2012, or the Annual Report, and Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies disclosed in the Annual Report.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2013
	2013	2012	vs. March 31, 2012
Revenues:
Product and licenses	$193,083	$178,364	8.3%
Software as a service	137,566	120,733	13.9
License updates and maintenance	315,738	264,525	19.4
Professional services	26,512	25,873	2.5
Total net revenues	672,899	589,495	14.1
Cost of net revenues:
Cost of product and license revenues	25,794	18,804	37.2
Cost of services and maintenance revenues	64,411	51,004	26.3
Amortization of product related intangible assets	24,709	16,535	49.4
Total cost of net revenues	114,914	86,343	33.1
Gross margin	557,985	503,152	10.9
Operating expenses:
Research and development	130,492	103,622	25.9
Sales, marketing and services	297,682	248,457	19.8
General and administrative	62,785	59,856	4.9
Amortization of other intangible assets	10,418	10,467	(0.5)
Total operating expenses	501,377	422,402	18.7
Income from operations	56,608	80,750	(29.9)
Interest income	1,962	3,078	(36.3)
Other (expense) income, net	(766)	722	*
Income before income taxes	57,804	84,550	(31.6)
Income tax (benefit) expense	(1,884)	16,283	*
Net income	$59,688	$68,267	(12.6)

*	not meaningful
Revenues
Net revenues from our Infrastructure products include Product and licenses, License updates and maintenance, and Professional services. Product and licenses primarily represent fees related to the licensing of the following major products:

•	Mobile and Desktop is primarily comprised of our desktop virtualization products, which include XenDesktop and XenApp and our mobility products which include XenMobile MDM and CloudGateway; and

•
Networking and Cloud is primarily comprised of our cloud networking products, which include NetScaler, CloudBridge and Bytemobile Smart Capacity, and our cloud platform products which include XenServer, CloudPlatform and CloudPortal.

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

•	Our maintenance fees, which include technical support and hardware and software maintenance, and are recognized ratably over the contract term.
Professional services are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.
Our SaaS revenues, which are recognized ratably over the contractual term, consist of fees related to our SaaS products including:

•	Collaboration products, which primarily include GoToMeeting, GoToWebinar and GoToTraining;

•	Data Sharing product, ShareFile;

•	Remote Access product, GoToMyPC; and

•	Remote IT Support products, which primarily include GoToAssist.

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2013
	2013	2012	vs. March 31, 2012
	(In thousands)
Product and licenses	$193,083	$178,364	$14,719
Software as a service	137,566	120,733	16,833
License updates and maintenance	315,738	264,525	51,213
Professional services	26,512	25,873	639
Total net revenues	$672,899	$589,495	$83,404
Product and Licenses
The increase in Product and licenses revenue for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily due to increased sales of our Networking and Cloud products of $29.0 million, led by NetScaler, partially offset by a decrease in sales of our Mobile and Desktop products of $15.4 million primarily related to our Desktop products. These Product and licenses revenue results were primarily due to the factors discussed in the Executive Summary Overview above. We currently target Product and licenses revenue to increase when comparing the second quarter of 2013 to the second quarter of 2012.
Software as a Service
Software as a service revenue increased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to increased sales of our Collaboration and Data Sharing products of $18.4 million, partially offset by a decrease in our Remote Access and Remote IT Support products of $2.7 million. We currently target Software as a service revenue to increase when comparing the second quarter of 2013 to the second quarter of 2012.
License Updates and Maintenance
License updates and maintenance revenue increased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to an increase in sales and renewals of our Subscription Advantage product of $26.0 million and an increase in maintenance revenues of $25.2 million, primarily driven by increased sales of maintenance and support contracts across all of our Infrastructure products. We currently target License updates and maintenance revenue to increase when comparing the second quarter of 2013 to the second quarter of 2012.
Professional Services
The increase in Professional services revenue when comparing the three months ended March 31, 2013 to the three months ended March 31, 2012 was not significant primarily due to the results in our Mobile and Desktop business which led to lower implementation sales for our Desktop products. We currently target Professional services revenue to increase when comparing the second quarter of 2013 to the second quarter of 2012 consistent with the targeted increase in Product and licenses revenue described above.

Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance contracts for our software and hardware products. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. Deferred revenues increased approximately $33.4 million as of March 31, 2013 compared to December 31, 2012 primarily due to an increase in sales of support contracts primarily related to our Mobile and Desktop products of $11.5 million, increased sales of our SaaS products of $10.2 million and an increase in sales of hardware and software maintenance contracts of $8.4 million. Also contributing to the increase in deferred revenue is an increase in multi-year contracts with our larger customers. We currently anticipate that deferred revenues will continue to increase throughout the remainder of 2013.
International Revenues
International revenues (sales outside the United States) accounted for approximately 43.3% of our net revenues for the three months ended March 31, 2013 and 44.5% of our net revenues for the three months ended March 31, 2012. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Segment Revenues
Our revenues are derived from sales of Infrastructure products which include our Mobile and Desktop products, Networking and Cloud products and related License updates and maintenance and Professional services and from our SaaS products which include Collaboration and Data Sharing, Remote Access and Remote IT Support products. Infrastructure and SaaS constitute our two reportable segments.
An analysis of our reportable segment net revenue is presented below (in thousands):

			Increase for the
	Three Months Ended		Three Months Ended
	March 31,		March 31, 2013
	2013	2012	vs. March 31, 2012
Infrastructure	$535,333	$468,762	14.2%
SaaS	137,566	120,733	13.9%
Net revenues	$672,899	$589,495	14.1%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.
Cost of Net Revenues

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2013
	2013	2012	vs. March 31, 2012
	(In thousands)
Cost of product and license revenues	$25,794	$18,804	$6,990
Cost of services and maintenance revenues	64,411	51,004	13,407
Amortization of product related intangible assets	24,709	16,535	8,174
Total cost of net revenues	$114,914	$86,343	$28,571
Cost of product and license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense and royalties. Cost of services and maintenance revenues consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to providing our SaaS. Also included in Cost of net revenues is amortization of product related intangible assets.
Cost of product and license revenues increased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to increased sales of our Networking and Cloud products, as described above, many of which contain hardware components that have a higher cost than our other software products. We currently target Cost of product and license revenues to increase when comparing the second quarter of 2013 to the second quarter of 2012 consistent with the targeted increase in sales of our hardware products.
Cost of services and maintenance revenues increased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 consistent with the increase in sales of our Collaboration products and continuing investment in infrastructure to support the voice and video offerings in our Collaboration products of $6.0 million. Also contributing to the increase in Cost of services and maintenance revenues is an increase in maintenance and support costs of $6.8 million related to increased sales of our maintenance contracts as described above. We currently target Cost of services and maintenance revenues to increase when comparing the second quarter of 2013 to the second quarter of 2012, consistent with the targeted increases in Software as a service revenue and Professional services revenue as discussed above.
Gross Margin
Gross margin as a percentage of revenue was 82.9% for the three months ended March 31, 2013 and 85.4% for the three months ended March 31, 2012. The decrease in gross margin as a percentage of net revenue is primarily due to the increase in sales of our Networking and Cloud products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. When comparing the second quarter of 2013 to the second quarter of 2012 and the full year 2013 to the full year 2012, we expect a slight decline in gross margin, consistent with our targeted increase in sales of our hardware products and services.
Operating Expenses
Foreign Currency Impact on Operating Expenses
The functional currency for all of our wholly-owned foreign subsidiaries in our Infrastructure segment is the U.S. dollar. A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to 12 months in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the timeframe for which we hedge our risk.
Research and Development Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2013
	2013	2012	vs. March 31, 2012
	(In thousands)
Research and development	$130,492	$103,622	$26,870
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to a $15.3 million increase in compensation and other employee-related costs, primarily related to increased headcount due to strategic hiring and acquisitions, and an increase in stock-based compensation expense of $4.5 million, primarily related to retention-focused awards granted to new and existing employees and awards assumed in conjunction with our acquisitions. Also contributing to the increase in Research and development expenses when comparing the three months ended March 31, 2013 to the three months ended March 31, 2012 is a $4.0 million increase in facilities costs and related depreciation, consistent with the increase in headcount.

Sales, Marketing and Services Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2013
	2013	2012	vs. March 31, 2012
	(In thousands)
Sales, marketing and services	$297,682	$248,457	$49,225
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
Sales, marketing and services expenses increased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to a $29.5 million increase in compensation, including variable and stock-based compensation and employee-related costs due to additional headcount in our sales force and professional services group, as well as from our acquisitions. Also contributing to the increase in Sales, marketing and services expense when comparing the three months ended March 31, 2013 to the three months ended March 31, 2012 is an $8.6 million increase in marketing program costs related to various marketing campaigns and events and an $8.2 million increase in facilities costs and related depreciation, consistent with the increase in headcount.
General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2013
	2013	2012	vs. March 31, 2012
	(In thousands)
General and administrative	$62,785	$59,856	$2,929
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily due to an increase in compensation and employee related costs of $4.1 million due to additional headcount, primarily in operations, as well as from our acquisitions. Also contributing to the increase in General and administrative expense when comparing the three months ended March 31, 2013 to the three months ended March 31, 2012 is an increase in stock-based compensation expense of $3.1 million related to retention-focused awards granted to new and existing employees and awards assumed in conjunction with our acquisitions. These increases were partially offset by a decrease in certain facility and depreciation costs of $3.5 million due to a lower allocation of these costs as employees are being added at a slower rate in general and administrative functions compared to research and development and sales, marketing and services.
2013 Operating Expense Outlook
When comparing the second quarter of 2013 to the second quarter of 2012, we are targeting Operating expenses to increase across all functional areas primarily related to the acquisitions of Bytemobile and Zenprise. In addition, when comparing the second quarter of 2013 to the first quarter of 2013, we are targeting an increase in Sales, marketing and services expenses as we continue to increase headcount to expand our go-to-market reach and customer touch, as well as increasing consulting and technical support capacity.
Other (Expense) Income, Net

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2013
	2013	2012	vs. March 31, 2012
	(In thousands)
Other (expense) income, net	$(766)	$722	$(1,488)

Other (expense) income, net is primarily comprised of remeasurement of foreign currency transaction gains (losses), realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments and interest expense, which was not material for all periods presented. The decrease in Other (expense) income, net, during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is primarily due to a decrease in net gain recognized on available-for-sale and cost method investments of $2.9 million partially offset by a gain on remeasurement of our foreign currency transactions of $1.9 million. For more information on our available-for-sale and cost method investments, see Note 5 to our condensed consolidated financial statements.
Income Taxes
As of March 31, 2013, our net unrecognized tax benefits totaled approximately $51.1 million as compared to $43.9 million as of December 31, 2012. All amounts included in this balance affect the annual effective tax rate. We have no amounts accrued for the payment of interest and penalties as of March 31, 2013.
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
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At March 31, 2013, we had approximately $99.5 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately (3.3)% for the three months ended March 31, 2013 and 19.3% for the three months ended March 31, 2012. The decrease in the effective tax rate when comparing the three months ended March 31, 2013 to the three months ended March 31, 2012 was primarily due to the federal research and development tax credit for the 2012 taxable year extended during the three months ended March 31, 2013.
The federal research and development tax credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development tax credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law resulted in net tax benefits of approximately $9.4 million, which we recognized in the first quarter of 2013, which is the quarter in which the law was enacted.
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

Liquidity and Capital Resources
During the three months ended March 31, 2013, we generated operating cash flows of $249.5 million. These operating cash flows related primarily to a change in operating assets and liabilities of $99.5 million, net of effects of our acquisitions. Also contributing to these cash inflows was net income of $59.7 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $64.5 million, stock-based compensation expense of $43.6 million and the tax effect of stock-based compensation of $25.6 million. These cash inflows were partially offset by operating outflows related to the excess benefit from the exercise of stock options of $26.8 million. Our investing activities used $629.6 million of cash consisting primarily of cash paid for acquisitions of $324.0 million, cash paid for net purchases of investments of $275.0 million and the purchase of property and equipment of $28.3 million. Our financing activities used cash of $11.6 million primarily due to stock repurchases of $61.4 million, partially offset by the excess benefit from the exercise of stock options of $26.8 million and proceeds received from the issuance of common stock under our employee stock-based compensation plans of $25.3 million.
During the three months ended March 31, 2012, we generated operating cash flows of $243.1 million. These operating cash flows related primarily to a change in operating assets and liabilities of $93.1 million, net of effects of our acquisitions. Also contributing to these cash inflows was net income of $68.3 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $49.5 million and stock-based compensation expense of $30.6 million and the tax effect of stock-based compensation of $13.9 million. Our investing activities used $115.1 million of cash consisting primarily of cash paid for net purchases of investments of $67.9 million. Also contributing to these cash outflows was cash paid for acquisitions of $24.0 million and the purchase of property and equipment of $23.1 million. Our financing activities used cash of $71.7 million primarily due to stock repurchases of $100.0 million. This financing cash outflow was partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $30.3 million.
Historically, significant portions of our cash inflows have been generated by our operations. We currently expect this trend to continue throughout 2013. We believe that our existing cash and investments, together with cash flows expected from operations, will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.
Cash, Cash Equivalents and Investments

	March 31, 2013	December 31, 2012	2013 Compared to 2012
	(In thousands)
Cash, cash equivalents and investments	$1,404,948	$1,523,944	$(118,996)
The decrease in Cash, cash equivalents and investments when comparing March 31, 2013 to December 31, 2012, is primarily due to cash paid for acquisitions, net of cash acquired, of $324.0 million, expenditures made on stock repurchases of $61.4 million and purchases of property and equipment of $28.3 million, partially offset by cash provided by our operating activities of $249.5 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $25.3 million. As of March 31, 2013, $910.4 million of the $1,404.9 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our fixed income available-for-sale security portfolio generally consists of investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a weighted average credit rating of AA-/Aa3. We value these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, and accordingly, we classify all of our fixed income available-for-sale securities as Level 2.
We measure our cash flow hedges, which are classified as Prepaid expenses and other current assets and Accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs).
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
 We have invested in convertible debt securities of certain early-stage entities that are classified as available-for-sale investments. As quoted prices in active markets or other observable inputs were not available for these investments, in order to measure them at fair value, we utilized a discounted cash flow model using a discount rate reflecting the market risk inherent in holding securities of an early-stage enterprise, adjusted by the probability-weighted exit possibilities associated with the convertible debt securities. Typically the discount rate used by us in measuring the fair value of investments in convertible debt securities of certain early-stage entities is commensurate with the nature and size of these entities. This methodology required us to make assumptions that were not directly or indirectly observable regarding the fair value of the convertible debt securities; accordingly they are a Level 3 valuation and are included in the table below. See Note 5 to our condensed consolidated financial statements for more information regarding our available-for-sale investments.

Investments
(in thousands)
Balance at December 31, 2012	$3,341
Transfers out of Level 3	(250)
Balance at March 31, 2013	$3,091
Transfers out of Level 3 relate to certain of our investments in convertible debt securities of early-stage entities that were classified as available-for-sale investments to cost method investments upon conversion to equity ownership, which are included in Other assets in our condensed consolidated balance sheets.

Accounts Receivable, Net

	March 31, 2013	December 31, 2012	2013 Compared to 2012
	(In thousands)
Accounts receivable	$456,905	$637,403	$(180,498)
Allowance for returns	(1,976)	(2,564)	588
Allowance for doubtful accounts	(3,990)	(3,883)	(107)
Accounts receivable, net	$450,939	$630,956	$(180,017)
The decrease in Accounts receivable, net, when comparing March 31, 2013 to December 31, 2012 was primarily due to increased collections in the first quarter of 2013 on higher sales in the fourth quarter of 2012. The activity in our Allowance for returns was comprised primarily of $2.2 million in credits issued for returns during the three month period ended March 31, 2013, partially offset by $1.6 million of provisions for returns recorded during the three month period ended March 31, 2013. The activity in our Allowance for doubtful accounts was comprised primarily of $0.4 million in additional provisions for doubtful accounts during the three month period ended March 31, 2013, partially offset by $0.3 million of uncollectible accounts written off, net of recoveries during the three month period ended March 31, 2013. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.4 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At March 31, 2013, approximately $274.2 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan.
During the three months ended March 31, 2013, we expended approximately $61.4 million on open market purchases, repurchasing 860,500 shares of outstanding common stock at an average price of $71.31.
During the three months ended March 31, 2012, we expended approximately $100.0 million on open market purchases, repurchasing 1,378,600 shares of outstanding common stock at an average price of $72.53.
Shares for Tax Withholding
During the three months ended March 31, 2013, we withheld 322,538 shares from stock units that vested, totaling $23.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended March 31, 2012, we withheld 183,050 shares from stock units that vested, totaling $14.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2013, our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Operations, Chief Financial Officer and Treasurer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Operations, Chief Financial Officer and Treasurer and concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Operations, Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 21, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.4 billion. The objective of the stock repurchase program is to improve stockholders’ returns. At March 31, 2013, approximately $274.2 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended March 31, 2013:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (in thousands) (2)
January 1, 2013 through January 31, 2013	372,088	$69.15	362,500	$310,559
February 1, 2013 through February 28, 2013	337,118	72.49	335,200	286,259
March 1, 2013 through March 31, 2013	473,832	72.68	162,800	274,247
Total	1,183,038		860,500	$274,247

(1)
Represents shares acquired in open market purchases and 322,538 shares withheld from stock units that vested in the first quarter of 2013 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We expended approximately $61.4 million during the quarter ended March 31, 2013 for repurchases of our common stock. For more information see Note 13 to our condensed consolidated financial statements.

(2)
Shares withheld from stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of stock units do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 5.	OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that the following executive officers and directors entered into new trading plans in the first quarter of 2013 in accordance with Rule 10b5-1 and our policy governing transactions in our securities: Al Monserrat, Senior Vice President, Sales and Services and Nanci Caldwell and Murray Demo (both of whom are members of our Board of Directors). We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

10.1*
Form of 2012 Change in Control Agreement by and between the Company and each of Steve Daheb and Sudhakar Ramakrishna (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 21, 2013)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the SEC on May 7, 2013, formatted in XBRL, as follows:

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of May 2013.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Executive Vice President, Operations, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*
Form of 2012 Change in Control Agreement by and between the Company and each of Steve Daheb and Sudhakar Ramakrishna (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on February 21, 2013)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the SEC on May 7, 2013, formatted in XBRL, as follows:

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