Form 10-Q
period 2013-06-30
CITRIX SYSTEMS INC
filed 2013-08-06
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2013 there were 187,382,107 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2013

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$263,153	$643,609
Short-term investments — available-for-sale	436,997	285,022
Accounts receivable, net of allowances of $6,278 and $6,448 at June 30, 2013 and December 31, 2012, respectively	493,671	630,956
Inventories, net	13,697	10,723
Prepaid expenses and other current assets	123,753	106,579
Current portion of deferred tax assets, net	40,087	36,846
Total current assets	1,371,358	1,713,735
Long-term investments — available-for-sale	819,590	595,313
Property and equipment, net	311,316	303,294
Goodwill	1,762,714	1,518,219
Other intangible assets, net	558,416	556,205
Long-term portion of deferred tax assets, net	111,267	43,097
Other assets	61,350	66,539
	$4,996,011	$4,796,402
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,613	$71,116
Accrued expenses and other current liabilities	255,230	257,135
Income taxes payable	14,892	49,346
Current portion of deferred revenues	1,007,887	965,276
Total current liabilities	1,350,622	1,342,873
Long-term portion of deferred revenues	263,476	232,719
Other liabilities	105,724	99,033
Commitments and contingencies	—	—
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 289,389 and 287,123 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	289	287
Additional paid-in capital	3,856,482	3,691,111
Retained earnings	2,688,167	2,564,018
Accumulated other comprehensive loss	(16,975)	(7,705)
	6,527,963	6,247,711
Less — common stock in treasury, at cost (102,602 and 100,781 shares at June 30, 2013 and December 31, 2012, respectively)	(3,251,774)	(3,125,934)
Total stockholders' equity	3,276,189	3,121,777
	$4,996,011	$4,796,402

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share information)
Revenues:
Product and licenses	$227,215	$187,917	$420,298	$366,281
Software as a service	143,858	125,510	281,424	246,243
License updates and maintenance	322,895	272,537	638,633	537,062
Professional services	36,416	29,246	62,928	55,119
Total net revenues	730,384	615,210	1,403,283	1,204,705
Cost of net revenues:
Cost of product and license revenues	31,700	20,854	57,494	39,658
Cost of services and maintenance revenues	71,198	56,404	135,609	107,408
Amortization of product related intangible assets	24,342	17,100	49,051	33,635
Total cost of net revenues	127,240	94,358	242,154	180,701
Gross margin	603,144	520,852	1,161,129	1,024,004
Operating expenses:
Research and development	132,299	110,028	262,791	213,650
Sales, marketing and services	317,096	262,139	614,778	510,596
General and administrative	67,343	61,299	130,128	121,155
Amortization of other intangible assets	10,518	5,194	20,936	15,661
Total operating expenses	527,256	438,660	1,028,633	861,062
Income from operations	75,888	82,192	132,496	162,942
Interest income	2,021	2,828	3,983	5,906
Other (expense) income, net	(646)	525	(1,412)	1,247
Income before income taxes	77,263	85,545	135,067	170,095
Income tax expense (benefit)	12,802	(6,461)	10,918	9,822
Net income	$64,461	$92,006	$124,149	$160,273
Earnings per share:
Basic	$0.34	$0.49	$0.66	$0.86
Diluted	$0.34	$0.49	$0.66	$0.85
Weighted average shares outstanding:
Basic	187,229	186,372	186,945	186,052
Diluted	188,486	189,279	188,750	189,082

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013		2012
	(In thousands)

Net income	$64,461	$92,006	$124,149		$160,273
Other comprehensive income (loss):
Change in foreign currency translation adjustment	3,985	(11,802)	(2,829)		(9,850)
Available for sale securities:
Change in net unrealized gains	(2,715)	1,023	(3,093)	—	2,457
Less: reclassification adjustment for net losses (gains) included in net income	54	(3,055)	(31)		(2,862)
Net change (net of tax effect)	(2,661)	(2,032)	(3,124)		(405)
Loss on pension liability	—	—	(334)		—
Cash flow hedges:
Change in unrealized gains	(1,846)	(4,378)	(5,295)		(2,344)
Less: reclassification adjustment for net losses included in net income	1,788	779	2,312		2,306
Net change (net of tax effect)	(58)	(3,599)	(2,983)		(38)
Other comprehensive income (loss)	1,266	(17,433)	(9,270)		(10,293)
Comprehensive income	$65,727	$74,573	$114,879		$149,980

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Operating Activities
Net income	$124,149	$160,273
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	69,987	49,296
Depreciation and amortization of property and equipment	60,499	46,049
Stock-based compensation expense	91,413	68,819
Gain on investments	(1,032)	(6,885)
Provision for doubtful accounts	1,066	386
Provision for product returns	3,056	6,437
Provision for inventory reserves	638	903
Tax effect of stock-based compensation	25,908	23,078
Excess tax benefit from exercise of stock options	(29,263)	(23,979)
Deferred income tax benefit	(39,371)	(31,883)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	2,936	186
Other non-cash items	220	548
Total adjustments to reconcile net income to net cash provided by operating activities	186,057	132,955
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	137,994	70,899
Inventories	(3,914)	945
Prepaid expenses and other current assets	(17,393)	(31,758)
Other assets	6,607	(814)
Income taxes, net	(49,460)	2,079
Accounts payable	(422)	3,155
Accrued expenses and other current liabilities	6,508	5,008
Deferred revenues	61,078	68,480
Other liabilities	7,177	(408)
Total changes in operating assets and liabilities, net of the effects of acquisitions	148,175	117,586
Net cash provided by operating activities	458,381	410,814
Investing Activities
Purchases of available-for-sale investments	(993,242)	(550,002)
Proceeds from sales of available-for-sale investments	375,349	702,711
Proceeds from maturities of available-for-sale investments	237,880	245,133
Purchases of property and equipment	(66,781)	(51,247)
Proceeds from the sales of cost method investments	1,500	6,475
Purchases of cost method investments	(2,467)	(2,547)
Cash paid for acquisitions, net of cash acquired	(324,049)	(82,378)
Cash paid for licensing agreements and product related intangible assets	(4,494)	(12,000)
Net cash (used in) provided by investing activities	(776,304)	256,145
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	34,959	61,489
Repayment of acquired debt	—	(7,737)
Excess tax benefit from exercise of stock options	29,263	23,979
Stock repurchases, net	(101,036)	(99,996)
Cash paid for tax withholding on vested stock awards	(24,804)	(15,062)
Other	912	1,050
Net cash used in financing activities	(60,706)	(36,277)
Effect of exchange rate changes on cash and cash equivalents	(1,827)	(2,138)
Change in cash and cash equivalents	(380,456)	628,544
Cash and cash equivalents at beginning of period	643,609	333,296
Cash and cash equivalents at end of period	$263,153	$961,840

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
Investments
Short-term and long-term investments as of June 30, 2013 and December 31, 2012 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Inventory
Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories as of June 30, 2013 and December 31, 2012 primarily consist of finished goods.

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
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $2.2 million and $2.6 million at June 30, 2013 and December 31, 2012, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income	$64,461	$92,006	$124,149	$160,273
Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	187,229	186,372	186,945	186,052
Effect of dilutive employee stock awards	1,257	2,907	1,805	3,030
Denominator for diluted earnings per share — weighted-average shares outstanding	188,486	189,279	188,750	189,082
Basic earnings per share	$0.34	$0.49	$0.66	$0.86
Diluted earnings per share	$0.34	$0.49	$0.66	$0.85
Anti-dilutive weighted-average shares	6,270	3,326	4,689	4,103

4. ACQUISITIONS
2013 Acquisition
Zenprise
In January 2013, the Company acquired all of the issued and outstanding securities of Zenprise, Inc. ("Zenprise"), a privately-held leader in mobile device management. Zenprise became part of the Company's Infrastructure segment, in which Citrix has integrated the Zenprise offering for mobile device management with its Citrix CloudGateway™ for managing mobile apps and data. The total consideration for this transaction was approximately $324.0 million, net of $2.9 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which the Company expensed approximately $0.1 million during the six months ended June 30, 2013 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed certain stock options, which are exercisable for 285,817 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
Purchase Accounting for the Zenprise acquisition
The purchase price for Zenprise was allocated to the acquired net tangible and intangible assets based on its estimated fair value as of the date of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Zenprise
	Purchase Price Allocation	Asset Life
Current assets	$10,943
Other assets	668
Property and equipment	431	Various
Deferred tax assets, non-current	35,656
Intangible assets	69,200	1-7 years
Goodwill	249,392	Indefinite
Assets acquired	366,290
Current liabilities assumed	(8,475)
Long-term liabilities assumed	(3,107)
Deferred tax liabilities, non-current	(27,714)
Net assets acquired	$326,994
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
The following pro-forma information combines the consolidated results of the operations of the Company and Zenprise as if the acquisition had occurred at the beginning of fiscal year 2012 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$730,384	$616,854	$1,403,344	$1,207,346
Income from operations	75,888	70,176	132,230	139,293
Net income	64,461	84,314	123,980	145,114
Per share - basic	0.34	0.45	0.66	0.78
Per share - diluted	0.34	0.45	0.66	0.77
2012 Acquisitions
Bytemobile
In July 2012, the Company acquired all of the issued and outstanding securities of Bytemobile, Inc. (“Bytemobile”), a privately-held provider of data and video optimization solutions for mobile network operators. Bytemobile became part of the Company's Infrastructure segment and extends the Company's industry reach into the mobile and cloud markets. The total consideration for this transaction was approximately $399.5 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.1 million, all of which the Company expensed during the three and six months ended June 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. Revenues from the Bytemobile acquisition are included in the revenue of the Company's Infrastructure segment. The Company has included the effect of the Bytemobile acquisition in its results of operations prospectively from the date of acquisition.
Purchase Accounting for the Bytemobile acquisition
During the three and six months ended June 30, 2013, the Company made net adjustments to goodwill of approximately $0.4 million and $1.4 million, respectively, to the purchase price allocation associated with the Bytemobile acquisition. Goodwill from the Bytemobile acquisition was assigned to the Company's Infrastructure segment. The goodwill related to the Bytemobile acquisition is not deductible for tax purposes. See Note 8 for information on adjustments to goodwill and Note 9 for segment information. The goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.

The purchase price for Bytemobile was allocated to the acquired net tangible and intangible assets based on its estimated fair value as of the date of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Bytemobile
	Purchase Price Allocation	Asset Life
Current assets	$57,837
Other assets	7,406
Property and equipment	2,484	Various
Deferred tax assets, non-current	40,176
Intangible assets	248,900	1-9 years
Goodwill	223,908	Indefinite
Assets acquired	580,711
Current liabilities assumed	(62,387)
Long-term liabilities assumed	(4,487)
Deferred tax liabilities, non-current	(108,703)
Net assets acquired	$405,134
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
Podio
In April 2012, the Company acquired all of the issued and outstanding securities of Podio ApS (“Podio”), a privately-held provider of a cloud-based collaborative work platform. Podio became part of the Company's SaaS segment and expands the Company's offerings of integrated cloud-based support for team-based collaboration. The total consideration for this transaction was approximately $43.6 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.5 million, all of which were expensed during the six months ended June 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company recorded approximately $24.5 million of goodwill, which is not deductible for tax purposes, and acquired $24.6 million of identifiable intangible assets, of which $20.7 million is related to product related intangible assets and $3.9 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 127,668 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
2012 Other Acquisitions
During the first quarter of 2012, the Company acquired all of the issued and outstanding securities of a privately-held company for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. This business became part of the Company’s Infrastructure segment. Transaction costs associated with the acquisition were approximately $0.5 million, of which the Company expensed approximately $0.4 million during the six months ended June 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company recorded approximately $23.1 million of goodwill, which is not deductible for tax purposes, and acquired $11.0 million of identifiable intangible assets, all of which is related to product related intangible assets. In addition, in connection with this acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of the Company's common stock and assumed certain stock options which are exercisable for 12,017 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
During the second quarter of 2012, the Company acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $15.4 million, net of $0.2 million of cash acquired. The businesses became part of the Company's Infrastructure segment. Transaction costs associated with the acquisitions were approximately $0.4 million, of which the Company expensed approximately $0.4 million during the six months ended June 30,

2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisitions, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 66,459 shares of the Company's common stock, for which the vesting period reset fully upon the closing of each respective transaction.
During the third quarter of 2012, the Company acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $5.3 million. One of the businesses became part of the Company's Infrastructure segment and the other became part of the Company's SaaS segment. Transaction costs associated with the acquisitions were approximately $0.2 million. No transaction costs were recorded during the three and six months ended June 30, 2012. In addition, in connection with the acquisitions, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 13,487 shares of the Company's common stock, for which the vesting period reset fully upon the closing of each respective transaction.
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	June 30, 2013				December 31, 2012
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$461,338	$1,465	$(978)	$461,825	$400,365	$2,347	$(5)	$402,707
Corporate securities	629,911	578	(1,015)	629,474	404,546	947	(171)	405,322
Municipal securities	64,238	17	(171)	64,084	32,214	114	(15)	32,313
Government securities	101,295	62	(153)	101,204	39,863	131	(1)	39,993
Total	$1,256,782	$2,122	$(2,317)	$1,256,587	$876,988	$3,539	$(192)	$880,335
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
For the three and six months ended June 30, 2013, the Company received proceeds from the sales of available-for-sale investments of $143.6 million and $375.3 million, respectively. For the three and six months ended June 30, 2012, the Company received proceeds from the sales of available-for-sale investments of $598.5 million and $702.7 million, respectively. The Company had realized gains on the sales of available-for-sale investments during the three and six months ended June 30, 2013 of $0.1 million and $0.3 million, respectively. The Company had realized gains of $3.5 million on the sales of available-for-sale investments during the three and six months ended June 30, 2012. For the three and six months ended June 30, 2013, the Company had realized losses on available-for-sale investments of $0.1 million and $0.2 million, respectively, primarily related to prepayments at par of securities purchased at a premium. For the three and six months ended June 30, 2012, the Company had realized losses on available-for-sale investments of $0.4 million and $0.6 million, respectively, primarily related to prepayments at par of securities purchased at a premium.
All realized gains and losses related to the sales of available-for-sale investments are included in Other (expense) income, net, in the accompanying condensed consolidated statements of income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2013 were approximately five months and three years, respectively.

Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of June 30, 2013 and December 31, 2012 were $2.3 million and $0.2 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies as of June 30, 2013 and December 31, 2012 of approximately $27.6 million and $26.2 million, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. One of the companies in which the Company held a direct investment was acquired by a third party and as a result of such sale transaction the Company recorded a gain of $1.0 million during the three and six months ended June 30, 2013, which was included in Other (expense) income, net in the accompanying condensed consolidated statements of income. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$204,621	$204,621	$—	$—
Money market funds	47,065	47,065	—	—
Corporate securities	3,247	—	3,247	—
Agency securities	5,020	—	5,020	—
Municipal securities	3,200	—	3,200	—
Available-for-sale securities:
Agency securities	461,825	—	461,825	—
Corporate securities	629,474	—	620,383	9,091
Municipal securities	64,084	—	64,084	—
Government securities	101,204	—	101,204	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,581	—	4,581	—
Total assets	$1,524,321	$251,686	$1,263,544	$9,091
Accrued expenses and other current liabilities:
Foreign currency derivatives	7,086	—	7,086	—
Total liabilities	$7,086	$—	$7,086	$—

	As of December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$503,614	$503,614	$—	$—
Money market funds	123,519	123,519	—	—
Corporate securities	16,476	—	16,476	—
Available-for-sale securities:
Agency securities	402,707	—	402,707	—
Corporate securities	405,322	—	401,981	3,341
Municipal securities	32,313	—	32,313	—
Government securities	39,993	—	39,993	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,157	—	4,157	—
Total assets	$1,528,101	$627,133	$897,627	$3,341
Accrued expenses and other current liabilities:
Foreign currency derivatives	4,162	—	4,162	—
Total liabilities	$4,162	$—	$4,162	$—
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

Investments
(in thousands)
Balance at December 31, 2012	$3,341
Purchases of Level 3 securities	6,000
Transfers out of Level 3	(250)
Balance at June 30, 2013	$9,091
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
7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2013, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan and Second Amended and Restated 1995 Non-Employee Director Stock Option Plan.
Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 48,600,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of June 30, 2013, there were 28,497,205 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 16,942,711 additional stock-based awards.
Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment

Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of June 30, 2013, 2,779,821 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $1.2 million and $2.6 million for the three and six months ended June 30, 2013, respectively, and for the three and six months ended June 30, 2012 the company recorded stock-based compensation costs related to the 2005 ESPP of $0.9 million and $1.9 million, respectively.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Income Statement Classifications	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cost of services and maintenance revenues	$625	$507	$1,259	$957
Research and development	16,503	14,055	32,156	25,199
Sales, marketing and services	17,487	13,307	32,661	23,277
General and administrative	13,242	10,393	25,337	19,386
Total	$47,857	$38,262	$91,413	$68,819
Stock Options
Stock options granted under the 2005 Plan typically have a five-year life and vest over three years, with 33.3% of the shares underlying the option vesting on the first anniversary of the date of grant and the remainder of the underlying shares vesting in equal monthly installments at a rate of 2.78% thereafter (the "Standard Vesting Rate"). There were no stock options granted during the three months ended June 30, 2013. The Company also assumes stock options from certain of its acquisitions for which the vesting period is typically reset to vest over three years at the Standard Vesting Rate. During the first quarter of 2013, the Company assumed in-the-money options from the Zenprise acquisition. See Note 4 for more information related to acquisitions. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price and the options exercise prices, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual and historical employee exercise behaviors including historical exercise patterns of options with an exercise price less than the stock price on the date assumed, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of SAB No. 107, Share Based Payment. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected terms on stock options. The expected term of stock options was based on the historical employee exercise patterns. The Company also periodically analyzes its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model.
The weighted average fair value of stock options assumed and/or granted during the three months ended June 30, 2012 was $27.57. The total intrinsic value of options exercised during the three and six months ended June 30, 2013 was $11.0 million and $41.5 million, respectively, and the total intrinsic value of options exercised during the three and six months ended June 30, 2012 was $38.0 million and $77.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of June 30, 2013, there was $54.9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.54 years.

The assumptions used to value option grants are as follows:

	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2013	June 30, 2012
Expected volatility factor	0.41	0.39	0.38 - 0.41
Approximate risk free interest rate	0.68%	0.44%	0.65% - 0.68%
Expected term (in years)	3.91	3.35	3.91
Expected dividend yield	0%	0%	0%
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
Unrecognized Compensation Related to Stock Units
As of June 30, 2013, the number of non-vested stock units outstanding, including performance awards, market performance and service condition awards and service-based awards, and including awards assumed in connection with acquisitions, were 4,592,398. As of June 30, 2013, there was $281.2 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.19 years. See Note 4 for more information regarding the Company's acquisitions.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2012. There were no indicators of impairment during the three and six months ended June 30, 2013. In-process R&D acquired in connection with the Company's acquisitions was not material. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the six months ended June 30, 2013 (in thousands):

	Balance at January 1, 2013	Additions		Other		Balance at June 30, 2013
Infrastructure	$1,158,580	$249,393		$(2,025)	(2)	$1,405,948
SaaS	359,639	—		(2,873)	(3)	356,766
Consolidated	$1,518,219	$249,393	(1)	$(4,898)		$1,762,714

(1)	Amount relates to Zenprise acquisition. See Note 4 for more information regarding the Company’s acquisitions.

(2)
Amount primarily relates to adjustments to the preliminary purchase price allocation associated with the Bytemobile acquisition, primarily related to adjustments of certain income tax assets and liabilities of $7.3 million, partially offset by a $5.9 million adjustment to current portion of deferred revenues.

(3)	Amount primarily relates to foreign currency translation.
Intangible Assets
The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. Intangible assets consist of the following (in thousands):

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$667,341	$383,917	$620,032	$339,608
Other	471,030	196,038	446,601	170,820
Total	$1,138,371	$579,955	$1,066,633	$510,428
Amortization of product related intangible assets, which consists primarily of product-related technologies and patents, was $24.3 million and $17.1 million for the three months ended June 30, 2013 and 2012, respectively, and $49.1 million and $33.6 million for the six months ended June 30, 2013 and 2012, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $10.5 million and $5.2 million for the three months ended June 30, 2013 and 2012, respectively, and $20.9 million and $15.7 million for the six months ended June 30, 2013 and 2012, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income. The Company monitors its intangible assets for indicators of impairment. If the Company determines that an impairment has occurred, it will write-down the intangible asset to its fair value. For the six months ended June 30, 2012, Amortization of other intangible assets included a $5.2 million impairment related to the Company's decision to contribute its CloudStack tradename acquired in conjunction with its acquisition of Cloud.com to the Apache Software Foundation. As a result, the carrying value of the CloudStack tradename was written down to zero. See Note 4 for more information regarding the Company's acquisitions.
Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2013	$138,861
2014	130,015
2015	108,128
2016	85,935
2017	58,336
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
Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues:
Infrastructure	$586,526	$489,700	$1,121,859	$958,462
SaaS	143,858	125,510	281,424	246,243
Consolidated	$730,384	$615,210	$1,403,283	$1,204,705
Segment profit:
Infrastructure	$132,591	$123,776	$245,847	$240,949
SaaS	26,014	18,972	48,049	40,108
Unallocated expenses (1):
Amortization of intangible assets	(34,860)	(22,294)	(69,987)	(49,296)
Net interest and other income	1,375	3,353	2,571	7,153
Stock-based compensation	(47,857)	(38,262)	(91,413)	(68,819)
Consolidated income before income taxes	$77,263	$85,545	$135,067	$170,095

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Revenues by Product Grouping
Revenues by product grouping for the Company’s Infrastructure and SaaS segments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues:
Infrastructure
Mobile and Desktop revenues(1)	$382,234	$345,134	$740,224	$685,537
Networking and Cloud Solutions revenues(2)	164,786	112,681	312,279	212,992
Professional services(3)	36,416	29,246	62,928	55,119
Other	3,090	2,639	6,428	4,814
Total Infrastructure revenues	586,526	489,700	1,121,859	958,462
SaaS revenues	143,858	125,510	281,424	246,243
Total net revenues	$730,384	$615,210	$1,403,283	$1,204,705

(1)
Mobile and Desktop revenues are primarily comprised of sales from the Company’s desktop virtualization products, XenDesktop and XenApp, and the Company's Mobility products which include XenMobile and related license updates and maintenance and support.

(2)
Networking and Cloud revenues are primarily comprised of sales from the Company’s cloud networking products which include NetScaler, CloudBridge and Bytemobile Smart Capacity, and the Company’s cloud platform products which include XenServer, CloudPlatform and CloudPortal and related license updates and maintenance and support.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenues:
Infrastructure
Americas	$322,911	$259,769	$619,345	$512,252
EMEA	191,015	163,976	365,417	324,047
Asia-Pacific	72,600	65,955	137,097	122,163
Total Infrastructure revenues	586,526	489,700	1,121,859	958,462
SaaS
Americas	120,680	106,784	236,910	210,011
EMEA	18,001	15,578	34,744	30,033
Asia-Pacific	5,177	3,148	9,770	6,199
Total SaaS revenues	143,858	125,510	281,424	246,243
Total net revenues	$730,384	$615,210	$1,403,283	$1,204,705

10. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of June 30, 2013, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $3.0 million and nil at June 30, 2013 and December 31, 2012, respectively, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 11 for more information related to comprehensive income. The net unrealized loss as of June 30, 2013 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
Derivatives not Designated as Hedging Instruments
A substantial portion of the Company’s overseas assets and liabilities are and will continue to be denominated in local currencies. To protect against fluctuations in earnings caused by changes in currency exchange rates when remeasuring the Company’s balance sheet, it utilizes foreign exchange forward contracts to hedge its exposure to this potential volatility.
These contracts are not designated for hedge accounting treatment under the authoritative guidance. Accordingly, changes in the fair value of these contracts are recorded in Other (expense) income, net.
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,223	Prepaid expenses and other current assets	$4,157	Accrued expenses and other current liabilities	$6,463	Accrued expenses and other current liabilities	$4,162

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,358	Prepaid expenses and other current assets	$448	Accrued expenses and other current liabilities	$623	Accrued expenses and other current liabilities	$52

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2013	2012		2013	2012
Foreign currency forward contracts	$(58)	$(3,599)	Operating expenses	$(1,788)	$(779)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2013	2012		2013	2012
Foreign currency forward contracts	$(2,983)	$(38)	Operating expenses	$(2,312)	$(2,306)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2013	2012
Foreign currency forward contracts	Other (expense) income, net	$2,006	$(1,163)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2013	2012
Foreign currency forward contracts	Other (expense) income, net	$1,727	$(1,339)

Outstanding Foreign Currency Forward Contracts
As of June 30, 2013, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 8,104
Pounds Sterling	GBP 30,500
Canadian Dollar	CAD 6,700
Chinese Yuan Renminbi	CNY 73,520
Danish Krone	DKK 4,600
Euro	EUR 29,897
Hong Kong Dollar	HKD 51,245
Indian Rupee	INR 1,085,542
Japanese Yen	JPY 407,100
New Zealand Dollar	NZD 100
Singapore Dollar	SGD 11,300
Swiss Franc	CHF 26,107
11. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows (in thousands):

	Foreign currency	Unrealized gain (loss) on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2012	$(3,024)	$2,426	$(10)	$(7,097)	$(7,705)
Other comprehensive loss before reclassifications	(2,829)	(3,093)	(5,295)	(334)	(11,551)
Amounts reclassified from accumulated other comprehensive loss	—	(31)	2,312	—	2,281
Net current period other comprehensive loss	(2,829)	(3,124)	(2,983)	(334)	(9,270)
Balance at June 30, 2013	$(5,853)	$(698)	$(2,993)	$(7,431)	$(16,975)
Income tax expense or benefit allocated to each component of other comprehensive income is not material.

Reclassifications out of accumulated other comprehensive loss are as follows (in thousands):

	For the three months ended June 30,
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net losses on available-for-sale securities	$(54)	Other (expense) income, net
Unrealized net losses on cash flow hedges	(1,788)	Operating expenses *
	$(1,842)

	For the six months ended June 30,
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$31	Other (expense) income, net
Unrealized net losses on cash flow hedges	(2,312)	Operating expenses *
	$(2,281)
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
12. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $53.3 million and $43.9 million as of June 30, 2013 and December 31, 2012, respectively. All amounts included in the balance at June 30, 2013 for tax positions would affect the annual effective tax rate. The Company has no amounts accrued for the payment of interest and penalties as of June 30, 2013.
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
The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At June 30, 2013, the Company had approximately $134.1 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 16.6% and (7.6)% for the three months ended June 30, 2013 and 2012, respectively, and 8.1% and 5.8% for the six months ended June 30, 2013 and 2012, respectively. The increase in the effective tax rate when comparing the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012 was primarily due to the impact of the IRS settlement for the tax years 2006 through 2008 that closed during the three months ended June 30, 2012.

The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States.
13. TREASURY STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $3.4 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2013, approximately $234.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan.
During the three months ended June 30, 2013, the Company expended approximately $39.7 million on open market purchases, repurchasing 614,750 shares of outstanding common stock at an average price of $64.53. During the six months ended June 30, 2013, the Company expended approximately $101.0 million on open market purchases, repurchasing 1,475,250 shares of outstanding common stock at an average price of $68.49.
During the three months ended June 30, 2012, the Company did not make any open market purchases of its stock and during the six months ended June 30, 2012, the Company expended approximately $100.0 million on open market purchases, repurchasing 1,378,600 shares of outstanding common stock at an average price of $72.53.
Shares for Tax Withholding
During the three months ended June 30, 2013, the Company withheld 23,796 shares from stock units that vested, totaling $1.6 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2013, the Company withheld 346,334 shares from stock units that vested, totaling $24.8 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
On April 11, 2008, SSL Services, LLC (“SSL Services”) filed a suit for patent infringement against the Company in the United States District Court for the Eastern District of Texas (the “SSL Matter”). SSL Services alleged that the Company infringed U.S. Patent Nos. 6,061,796 (the “'796 patent”) and 6,158,011 (the “'011 patent”). The Company denied infringement and asserted that the patents-in-suit were invalid. A jury trial was held on SSL Services' claims, and on June 18, 2012, the jury found that the Company does not infringe the '796 patent and found that the Company willfully infringes the '011 patent through the sale and use of certain products. The jury awarded SSL Services $10.0 million. On September 17, 2012, the court issued a final judgment confirming the jury award of $10.0 million in damages and added $5.0 million in enhanced damages and approximately $5.0 million in prejudgment interest on the damages award. The Company does not believe that any of its products infringe the '011 patent, and the Company believes that the '011 patent is invalid. Accordingly, no accrual has been made related to this matter. The Company has appealed the district court's judgment on the '011 patent.
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
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2013. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
Executive Summary
We believe our approach is unique in the market because we have combined innovative technologies into solutions that enable and power mobile workstyles. Our technologies mobilize desktops, apps, data and people to help our customers drive business value. Our Mobile and Desktop products are leaders in the area of desktop management, including Desktop Virtualization products, marketed as XenDesktop and XenApp and mobile device management, or MDM, including XenMobile products. Our Networking and Cloud products also offer customers a value-added approach to building and delivering cloud services to end-users. Our Cloud Networking products allow our customers to deliver IT services to users with high performance, security and reliability and through our Cloud Platform products, which allow our customers to build scalable and reliable private and public cloud computing environments. We believe this combination of products allows us to deliver a comprehensive end-to-end mobile workstyles solution; and one that we believe, when considered as a whole, is competitively differentiated by its feature set and interoperability.

In today’s business environment there is a sharp focus on IT products and services that can reduce cost and deliver a quick, tangible return on investment, or ROI. We are focused on helping our customers, as they invest in IT products and services, to reduce IT costs, increase business flexibility and deliver ROI by offering a simpler more flexible approach to computing.
In 2012, we generally saw uncertainties surrounding IT spending. In the fourth quarter of 2012, however, we saw some improvement in demand across all geographies. In the first and second quarters of 2013, we again encountered uncertainty in the IT spending environment and hesitancy on the part of customers in initiating large capital projects while transitioning their top priorities to mobile workstyles. For example, this dynamic was most pronounced in Europe and Asia-Pacific and contributed to the Product and licenses revenue results in our Desktop products when comparing the six months ended June 30, 2013 to the six months ended June 30, 2012. See our Results of Operations- Product and licenses revenue section below.
We believe that continued economic uncertainty may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition.
We are focused on helping our customers embrace and power mobile workstyles and build cloud infrastructure so cloud services can be delivered virtually anywhere with a high quality user experience. We plan to sustain the long-term growth of our businesses around the world by expanding our go-to-market reach and direct customer touch; investing in product innovation and improving integration across our product portfolio to drive simplicity and end-user experience.
Infrastructure
Our Desktop Virtualization products are built to transform and reduce the cost of traditional desktop management by virtualizing the desktop, with our XenDesktop product, and virtualizing applications, with our XenApp product, in a customer’s datacenter. We are providing the capabilities for our customers to transform the delivery of desktops and related applications to an on-demand service rather than the delivery of a device. We continue to see growing customer interest in XenDesktop.
In January 2013, we completed our acquisition of Zenprise Inc., or Zenprise, a privately held leading innovator in MDM, which we market as XenMobile. We have integrated and expanded the XenMobile MDM technologies into a new solution, which is now offered as XenMobile Enterprise edition. This new offering offers our enterprise IT customers a comprehensive product that make it easier to manage and secure mobile devices, apps and data, while allowing users to embrace mobile workstyles and access enterprise apps from virtually any device. We believe our Mobility products offer a comprehensive approach that can transform organizations into mobile enterprises with the security and control IT requires, the ease of use and flexibility users desire, and the productivity business demands.
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
SaaS
Our SaaS segment is focused on developing and marketing Collaboration and Data Sharing products. These products are primarily marketed via the web to large enterprises, medium and small businesses, prosumers and individuals. Our SaaS segment's Collaboration products offer secure and cost-effective solutions that allow users to host and actively participate in online meetings, webinars and training sessions remotely and reduce costs associated with business travel. Our Data Sharing product, ShareFile, makes it easy for businesses of all sizes to securely store, sync and share business documents and files, both inside and outside the company. ShareFile's centralized cloud storage capability also allows users to share files across multiple devices and access them from any location. In addition, through our Remote Access and IT Support solutions, we offer products that provide users a secure, simple and cost efficient way to access their desktops remotely and provide support over the Internet on-demand.
Summary of Results
For the three months ended June 30, 2013 compared to the three months ended June 30, 2012, a summary of our results included:

•	Product and licenses revenue increased 20.9% to $227.2 million;

•	Software as a service revenue increased 14.6% to $143.9 million;

•	License updates and maintenance revenue increased 18.5% to $322.9 million;

•	Professional services revenue increased 24.5% to $36.4 million;

•	Gross margin as a percentage of revenue decreased 2.1% to 82.6%;

•	Operating income decreased 7.7% to $75.9 million; and

•	Diluted net income per share decreased 29.6% to $0.34.
The increase in our Product and licenses revenue was primarily driven by sales of our Networking and Cloud products, led by NetScaler. Our Software as a service revenue increased due to increased sales of our Collaboration products, led by GoToMeeting. The increase in License updates and maintenance revenue was primarily due to an increase in maintenance revenues, primarily driven by increased sales of maintenance and support across all of our infrastructure products, and increased sales and renewals of our Subscription Advantage product. The increase in Professional services revenue was primarily due to increases in consulting revenues related to increased implementation sales of our Infrastructure products. We currently target total revenue to increase when comparing the third quarter of 2013 to the third quarter of 2012 and increase slightly when comparing the third quarter of 2013 to the second quarter of 2013. In addition, when comparing the 2013 fiscal year to the 2012 fiscal year, we target total revenue to increase. The decrease in gross margin as a percentage of net revenue is primarily due to the increase in sales of our Networking and Cloud products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. The decrease in Operating income and diluted net income per share when comparing the second quarter of 2013 to the second quarter of 2012 was primarily due to an increase in operating expenses related to an increase in stock-based compensation costs primarily related to our annual stock grant and an increase in amortization of intangible assets primarily related to our recent acquisitions. Also contributing to the decrease in diluted net income per share was the tax benefit recorded in the second quarter of 2012 related to the closing of tax audits with the IRS for the tax years 2006 through 2008.
2013 Acquisition
Zenprise
In January 2013, we acquired all of the issued and outstanding securities of Zenprise, Inc., or Zenprise, a privately-held leader in mobile device management. Zenprise became part of our Infrastructure segment, in which we have integrated the Zenprise offering for mobile device management with Citrix CloudGateway™ for managing mobile apps and data. The total consideration for this transaction was approximately $324.0 million, net of $2.9 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which we expensed approximately $0.1 million during the six months ended June 30, 2013 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed certain stock options which are exercisable for 285,817 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
2012 Acquisitions
Bytemobile
In July 2012, we acquired all of the issued and outstanding securities of Bytemobile, a privately-held provider of data and video optimization solutions for mobile network operators. Bytemobile became part of our Infrastructure segment and extends our industry reach into the mobile and cloud markets. The total consideration for this transaction was approximately $399.5 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.1 million, all of which we expensed during the three and six months ended June 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.

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
2012 Other Acquisitions
During the first quarter of 2012, we acquired all of the issued and outstanding securities of a privately-held company for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. This business became part of our Infrastructure segment. Transaction costs associated with the acquisition were approximately $0.5 million, of which we expensed $0.4 million during the six months ended June 30, 2012 and are included in General and administrative expense in our condensed consolidated statements of income. In addition, in connection with this acquisition, we assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of our common stock and assumed certain stock options which are exercisable for 12,017 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
During the second quarter of 2012, we acquired all of the issued and outstanding securities of two privately-held companies for total cash consideration of approximately $15.4 million, net of $0.2 million of cash acquired. These businesses became part of our Infrastructure segment. Transaction costs associated with the acquisitions were approximately $0.4 million, of which we expensed approximately $0.4 million during the six months ended June 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with these acquisitions, we assumed non-vested stock units which were converted into the right to receive up to 66,459 shares of our common stock, for which the vesting period reset fully upon the closing of each respective transaction.
During the third quarter of 2012, we acquired all of the issued and outstanding securities of two privately-held companies for total cash consideration of approximately $5.3 million. One of the businesses became part of our Infrastructure segment and the other became part of our SaaS segment. Transaction costs associated with the acquisitions were approximately $0.2 million. No transaction costs were recorded during the six months ended June 30, 2012. In addition, in connection with these acquisitions, we assumed non-vested stock units which were converted into the right to receive up to 13,487 shares of our common stock, for which the vesting period reset fully upon the closing of each respective transaction.
We have included the effects of all of the companies acquired in our results of operations prospectively from the date of the acquisition.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2013	June 30, 2013
	2013	2012	2013	2012	vs. June 30, 2012	vs. June 30, 2012
Revenues:
Product and licenses	$227,215	$187,917	$420,298	$366,281	20.9%	14.7%
Software as a service	143,858	125,510	281,424	246,243	14.6	14.3
License updates and maintenance	322,895	272,537	638,633	537,062	18.5	18.9
Professional services	36,416	29,246	62,928	55,119	24.5	14.2
Total net revenues	730,384	615,210	1,403,283	1,204,705	18.7	16.5
Cost of net revenues:
Cost of product and license revenues	31,700	20,854	57,494	39,658	52.0	45.0
Cost of services and maintenance revenues	71,198	56,404	135,609	107,408	26.2	26.3
Amortization of product related intangible assets	24,342	17,100	49,051	33,635	42.4	45.8
Total cost of net revenues	127,240	94,358	242,154	180,701	34.8	34.0
Gross margin	603,144	520,852	1,161,129	1,024,004	15.8	13.4
Operating expenses:
Research and development	132,299	110,028	262,791	213,650	20.2	23.0
Sales, marketing and services	317,096	262,139	614,778	510,596	21.0	20.4
General and administrative	67,343	61,299	130,128	121,155	9.9	7.4
Amortization of other intangible assets	10,518	5,194	20,936	15,661	102.5	33.7
Total operating expenses	527,256	438,660	1,028,633	861,062	20.2	19.5
Income from operations	75,888	82,192	132,496	162,942	(7.7)	(18.7)
Interest income	2,021	2,828	3,983	5,906	(28.5)	(32.6)
Other (expense) income, net	(646)	525	(1,412)	1,247	*	*
Income before income taxes	77,263	85,545	135,067	170,095	(9.7)	(20.6)
Income tax expense (benefit)	12,802	(6,461)	10,918	9,822	*	11.2
Net income	$64,461	$92,006	$124,149	$160,273	(29.9)	(22.5)

*	not meaningful
Revenues
Net revenues from our Infrastructure products include Product and licenses, License updates and maintenance, and Professional services. Product and licenses primarily represent fees related to the licensing of the following major products:

•	Mobile and Desktop is primarily comprised of our desktop virtualization products, which include XenDesktop and XenApp and our mobility products which include XenMobile products; and

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

•	Our maintenance fees, which include technical support and hardware and software maintenance, and are recognized ratably over the contract term.
Professional services are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.
Our SaaS revenues, which are recognized ratably over the contractual term, consist of fees related to our SaaS products including:

•	Collaboration products, which primarily include GoToMeeting, GoToWebinar and GoToTraining;

•	Data Sharing product, ShareFile;

•	Remote Access product, GoToMyPC; and

•	Remote IT Support products, which primarily include GoToAssist.

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2013	June 30, 2013
	2013	2012	2013	2012	vs. June 30, 2012	vs. June 30, 2012
	(In thousands)
Product and licenses	$227,215	$187,917	$420,298	$366,281	$39,298	$54,017
Software as a service	143,858	125,510	281,424	246,243	18,348	35,181
License updates and maintenance	322,895	272,537	638,633	537,062	50,358	101,571
Professional services	36,416	29,246	62,928	55,119	7,170	7,809
Total net revenues	$730,384	$615,210	$1,403,283	$1,204,705	$115,174	$198,578
Product and Licenses
The increase in Product and licenses revenue for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to increased sales of our Networking and Cloud products, led by NetScaler. The increase in Product and licenses revenue for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily due to increased sales of our Networking and Cloud products of $66.1 million, led by NetScaler, partially offset by a decrease in sales of our Mobile and Desktop products of $13.6 million primarily related to our Desktop products. These Product and licenses revenue results were primarily due to the factors discussed in the Executive Summary Overview above. We currently target Product and licenses revenue to increase when comparing the third quarter of 2013 to the third quarter of 2012.
Software as a Service
Software as a service revenue increased for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily due to increased sales of our Collaboration and Data Sharing products. We currently target Software as a service revenue to increase when comparing the third quarter of 2013 to the third quarter of 2012.

License Updates and Maintenance
License updates and maintenance revenue increased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to an increase in maintenance revenues of $26.1 million, primarily driven by increased sales of maintenance and support contracts across all of our Infrastructure products and an increase in sales and renewals of our Subscription Advantage product of $24.2 million. License updates and maintenance revenue increased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to an increase in maintenance revenues of $51.4 million, primarily driven by increased sales of maintenance and support contracts across all of our Infrastructure products and an increase in sales and renewals of our Subscription Advantage product of $50.2 million. We currently target License updates and maintenance revenue to increase when comparing the third quarter of 2013 to the third quarter of 2012.
Professional Services
The increase in Professional services revenue when comparing the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012 was primarily due to increases in consulting revenues related to increased implementation sales of our Infrastructure products. We currently target Professional services revenue to increase when comparing the third quarter of 2013 to the third quarter of 2012 consistent with the targeted increase in Product and licenses revenue described above.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance contracts for our software and hardware products. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. Deferred revenues increased approximately $73.4 million as of June 30, 2013 compared to December 31, 2012 primarily due to an increase related to our hardware and software maintenance contracts of $24.0 million, sales of support contracts primarily related to our Mobile and Desktop products of $15.6 million, increased sales of our SaaS products of $13.7 million and an increase in Professional services of $5.7 million, primarily driven by consulting. Also contributing to the increase in deferred revenue is an increase in multi-year contracts with our larger customers. We currently anticipate that deferred revenues will continue to increase throughout the remainder of 2013.
International Revenues
International revenues (sales outside the United States) accounted for approximately 45.5% of our net revenues for the three months ended June 30, 2013 and 45.0% of our net revenues for the three months ended June 30, 2012. International revenues accounted for approximately 44.5% of our net revenues for the six months ended June 30, 2013 and 45.3% of our net revenues for the six months ended June 30, 2012. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.
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
An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2013	June 30, 2013
	2013	2012	2013	2012	vs. June 30, 2012	vs. June 30, 2012
Infrastructure	$586,526	$489,700	$1,121,859	$958,462	19.8%	17.0%
SaaS	143,858	125,510	281,424	246,243	14.6%	14.3%
Net revenues	$730,384	$615,210	$1,403,283	$1,204,705	18.7%	16.5%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.

Cost of Net Revenues

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2013	June 30, 2013
	2013	2012	2013	2012	vs. June 30, 2012	vs. June 30, 2012
	(In thousands)
Cost of product and license revenues	$31,700	$20,854	$57,494	$39,658	$10,846	$17,836
Cost of services and maintenance revenues	71,198	56,404	135,609	107,408	14,794	28,201
Amortization of product related intangible assets	24,342	17,100	49,051	33,635	7,242	15,416
Total cost of net revenues	$127,240	$94,358	$242,154	$180,701	$32,882	$61,453
Cost of product and license revenues consists primarily of hardware, shipping expense, royalties, product media and duplication, manuals and packaging materials. Cost of services and maintenance revenues consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to providing our SaaS, which includes the cost to support the voice and video offerings in our Collaboration products. Also included in Cost of net revenues is amortization of product related intangible assets.
Cost of product and license revenues increased for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 primarily due to increased sales of our Networking and Cloud products, as described above, many of which contain hardware components that have a higher cost than our other software products. We currently target Cost of product and license revenues to increase when comparing the third quarter of 2013 to the third quarter of 2012 consistent with the targeted increase in sales of our hardware products.
Cost of services and maintenance revenues increased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to an increase in sales of our Collaboration products and costs for infrastructure to support the voice and video offerings in our Collaboration products of $7.2 million and an increase in maintenance and support costs of $4.9 million related to increased sales of our maintenance contracts as described above. Also contributing to the increase in Cost of services and maintenance revenues is an increase in consulting costs of $3.0 million related to increased sales of our Infrastructure division's products as described above. Cost of services and maintenance revenues increased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to an increase in maintenance and support costs of $8.6 million related to increased sales of our maintenance contracts as described above. Also contributing to the increase in Cost of services and maintenance revenues is an increase in sales of our Collaboration products and cost for infrastructure to support the voice and video offerings in our Collaboration products of $13.2 million and an increase in consulting costs of $6.1 million related to increased sales of our Infrastructure division's products as described above. We currently target Cost of services and maintenance revenues to increase when comparing the third quarter of 2013 to the third quarter of 2012, consistent with the targeted increases in Software as a service revenue, License updates and maintenance revenue and Professional services revenue as discussed above.
Gross Margin
Gross margin as a percentage of revenue was 82.6% for the three months ended June 30, 2013 and 84.7% for the three months ended June 30, 2012. Gross margin as a percentage of revenue was 82.7% for the six months ended June 30, 2013 and 85.0% for the six months ended June 30, 2012. The decrease in gross margin as a percentage of net revenue is primarily due to the increase in sales of our Networking and Cloud products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. When comparing the third quarter of 2013 to the third quarter of 2012 and the full year 2013 to the full year 2012, we expect a slight decline in gross margin, consistent with our targeted increase in sales of our hardware products and services.
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
Research and Development Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2013	June 30, 2013
	2013	2012	2013	2012	vs. June 30, 2012	vs. June 30, 2012
	(In thousands)
Research and development	$132,299	$110,028	$262,791	$213,650	$22,271	$49,141
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to a $13.0 million increase in compensation and other employee-related costs, primarily related to increased headcount due to strategic hiring and acquisitions, and a $3.7 million increase in facilities costs and related depreciation, consistent with the increase in headcount. Also contributing to the increase in Research and development expenses when comparing the three months ended June 30, 2013 to the three months ended June 30, 2012 is an increase in stock-based compensation expense of $2.4 million, primarily related to retention-focused awards granted to new and existing employees and awards assumed in conjunction with our acquisitions.
Research and development expenses increased during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to a $28.3 million increase in compensation and other employee-related costs, primarily related to increased headcount due to strategic hiring and acquisitions, and a $7.7 million increase in facilities costs and related depreciation, consistent with the increase in headcount. Also contributing to the increase in Research and development expenses when comparing the six months ended June 30, 2013 to the six months ended June 30, 2012 is an increase in stock-based compensation expense of $6.9 million, primarily related to retention-focused awards granted to new and existing employees and awards assumed in conjunction with our acquisitions.
Sales, Marketing and Services Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2013	June 30, 2013
	2013	2012	2013	2012	vs. June 30, 2012	vs. June 30, 2012
	(In thousands)
Sales, marketing and services	$317,096	$262,139	$614,778	$510,596	$54,957	$104,182
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
Sales, marketing and services expenses increased during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to a $36.2 million increase in compensation, including variable and stock-based compensation and employee-related costs due to additional headcount in our sales force and professional services group, as well as from our acquisitions. Also contributing to the increase in Sales, marketing and services expense when comparing the three months ended June 30, 2013 to the three months ended June 30, 2012 is a $6.8 million increase in marketing program costs related to various marketing campaigns and events and a $6.3 million increase in facilities costs and related depreciation, consistent with the increase in headcount.
Sales, marketing and services expenses increased during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to a $65.7 million increase in compensation, including variable and stock-based compensation and employee-related costs due to additional headcount in our sales force and professional services group, as well as from our acquisitions. Also contributing to the increase in Sales, marketing and services expense when comparing the six months ended June 30, 2013 to the six months ended June 30, 2012 is a $15.4 million increase in marketing program costs related to various marketing campaigns and events and a $14.5 million increase in facilities costs and related depreciation, consistent with the increase in headcount.

General and Administrative Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2013	June 30, 2013
	2013	2012	2013	2012	vs. June 30, 2012	vs. June 30, 2012
	(In thousands)
General and administrative	$67,343	$61,299	$130,128	$121,155	$6,044	$8,973
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily due to an increase in compensation and employee related costs of $5.5 million due to additional headcount, primarily in information technology and facilities, as well as from our acquisitions. Also contributing to the increase in General and administrative expense when comparing the three months ended June 30, 2013 to the three months ended June 30, 2012 is an increase in stock-based compensation expense of $2.9 million related to retention-focused awards granted to new and existing employees and awards assumed in conjunction with our acquisitions. These increases were partially offset by a decrease in certain facility and depreciation costs of $2.3 million due to a lower allocation of these costs as employees are being added at a slower rate in general and administrative functions compared to research and development and sales, marketing and services.
General and administrative expenses increased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily due to an increase in compensation and employee related costs of $9.6 million due to additional headcount, primarily in information technology and facilities, as well as from our acquisitions. Also contributing to the increase in General and administrative expense when comparing the six months ended June 30, 2013 to the six months ended June 30, 2012 is an increase in stock-based compensation expense of $6.0 million related to retention-focused awards granted to new and existing employees and awards assumed in conjunction with our acquisitions. These increases were partially offset by a decrease in certain facility and depreciation costs of $5.8 million due to a lower allocation of these costs as employees are being added at a slower rate in general and administrative functions compared to research and development and sales, marketing and services.
2013 Operating Expense Outlook
When comparing the third quarter of 2013 to the third quarter of 2012, we are targeting Operating expenses to increase across all functional areas primarily related to the acquisition of Zenprise and the increase in headcount. In addition, when comparing the third quarter of 2013 to the second quarter of 2013, we are targeting Operating expenses to remain relatively constant across all functional areas.
Other (Expense) Income, Net

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2013	June 30, 2013
	2013	2012	2013	2012	vs. June 30, 2012	vs. June 30, 2012
	(In thousands)
Other (expense) income, net	$(646)	$525	$(1,412)	$1,247	$(1,171)	$(2,659)
Other (expense) income, net is primarily comprised of remeasurement of foreign currency transaction gains (losses), realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments and interest expense, which was not material for all periods presented.
The change in Other (expense) income, net, during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is primarily due to a decrease in net gains recognized on available-for-sale and cost method investments of $2.5 million, partially offset by a gain on remeasurement of our foreign currency transactions of $1.1 million. For more information on our available-for-sale and cost method investments, see Note 5 to our condensed consolidated financial statements.
The change in Other (expense) income, net, during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is primarily due to a decrease in net gains recognized on available-for-sale and cost method investments of $5.1 million, partially offset by a gain on remeasurement of our foreign currency transactions of $3.0 million. For more information on our available-for sale and cost method investments, see Note 5 to our condensed consolidated financial statements.
Income Taxes
As of June 30, 2013, our net unrecognized tax benefits totaled approximately $53.3 million as compared to $43.9 million as of December 31, 2012. All amounts included in this balance affect the annual effective tax rate. We have no amounts accrued for the payment of interest and penalties as of June 30, 2013.
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
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At June 30, 2013, we had approximately $134.1 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 16.6% for the three months ended June 30, 2013 and (7.6)% for the three months ended June 30, 2012, and our effective tax rate was approximately 8.1% for the six months ended June 30, 2013 and 5.8% for the six months ended June 30, 2012. The increase in the effective tax rate when comparing the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012 was primarily due to the impact of the IRS settlement for the tax years 2006 through 2008 that closed during the three months ended June 30, 2012.
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

Liquidity and Capital Resources
During the six months ended June 30, 2013, we generated operating cash flows of $458.4 million. These operating cash flows related primarily to a change in operating assets and liabilities of $148.2 million, net of effects of our acquisitions. Also contributing to these cash inflows was net income of $124.1 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $130.5 million, stock-based compensation expense of $91.4 million and the tax effect of stock-based compensation of $25.9 million. These cash inflows were partially offset by operating outflows related to the excess benefit from the exercise of stock options of $29.3 million and deferred income tax benefit of $39.4 million. Our investing activities used $776.3 million of cash consisting primarily of net purchases of investments of $381.0 million, cash paid for acquisitions of $324.0 million and cash paid for the purchase of property and equipment of $66.8 million. Our financing activities used cash of $60.7 million primarily due to stock repurchases of $101.0 million and cash paid for tax withholding on vested stock awards of $24.8 million, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $35.0 million and the excess benefit from the exercise of stock options of $29.3 million.
During the six months ended June 30, 2012, we generated operating cash flows of $410.8 million. These operating cash flows related primarily to a change in operating assets and liabilities of $117.6 million, net of effects of our acquisitions. Also contributing to these cash inflows was net income of $160.3 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $95.3 million and stock-based compensation expense of $68.8 million and the tax effect of stock-based compensation of $23.1 million. Our investing activities provided $256.1 million of cash consisting primarily of proceeds received from net sales of investments of $401.8 million. This inflow was partially offset by cash paid for acquisitions of $82.4 million and the purchase of property and equipment of $51.2 million. Our financing activities used cash of $36.3 million primarily due to stock repurchases of $100.0 million. This financing cash outflow was partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $61.5 million.
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
Cash, Cash Equivalents and Investments

	June 30, 2013	December 31, 2012	2013 Compared to 2012
	(In thousands)
Cash, cash equivalents and investments	$1,519,740	$1,523,944	$(4,204)
The decrease in Cash, cash equivalents and investments when comparing June 30, 2013 to December 31, 2012, is primarily due to cash paid for acquisitions, net of cash acquired, of $324.0 million, expenditures made on stock repurchases of $101.0 million and purchases of property and equipment of $66.8 million, partially offset by cash provided by our operating activities of $458.4 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $35.0 million. As of June 30, 2013, $967.0 million of the $1,519.7 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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

Investments
(in thousands)
Balance at December 31, 2012	$3,341
Purchases of Level 3 securities	6,000
Transfers out of Level 3	(250)
Balance at June 30, 2013	$9,091
Transfers out of Level 3 relate to certain of our investments in convertible debt securities of early-stage entities that were reclassified from available-for-sale investments to cost method investments upon conversion to equity ownership, which are included in Other assets in our condensed consolidated balance sheets.

Accounts Receivable, Net

	June 30, 2013	December 31, 2012	2013 Compared to 2012
	(In thousands)
Accounts receivable	$499,949	$637,403	$(137,454)
Allowance for returns	(2,167)	(2,564)	397
Allowance for doubtful accounts	(4,111)	(3,883)	(228)
Accounts receivable, net	$493,671	$630,956	$(137,285)
The decrease in Accounts receivable, net, when comparing June 30, 2013 to December 31, 2012 was primarily due to increased collections during the six months ended June 30, 2013 on higher sales in the fourth quarter of 2012. The activity in our Allowance for returns was comprised primarily of $3.5 million in credits issued for returns during the six month period ended June 30, 2013, partially offset by $3.1 million of provisions for returns recorded during the six month period ended June 30, 2013. The activity in our Allowance for doubtful accounts was comprised primarily of $1.1 million in additional provisions for doubtful accounts during the six month period ended June 30, 2013, partially offset by $0.8 million of uncollectible accounts written off, net of recoveries during the six month period ended June 30, 2013. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.4 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At June 30, 2013, approximately $234.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan.
During the three months ended June 30, 2013, we expended approximately $39.7 million on open market purchases, repurchasing 614,750 shares of outstanding common stock at an average price of $64.53. During the six months ended June 30, 2013, we expended approximately $101.0 million on open market purchases, repurchasing 1,475,250 shares of outstanding common stock at an average price of $68.49.
During the three months ended June 30, 2012, we did not make any open market purchases of our stock and during the six months ended June 30, 2012, we expended approximately $100.0 million on open market purchases, repurchasing 1,378,600 shares of outstanding common stock at an average price of $72.53.
Shares for Tax Withholding
During the three months ended June 30, 2013, we withheld 23,796 shares from stock units that vested, totaling $1.6 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2013, we withheld 346,334 shares from stock units that vested, totaling $25 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2013, our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Operations and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Operations and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Operations and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 11, 2008, SSL Services, LLC, or SSL Services, filed a suit for patent infringement against us in the United States District Court for the Eastern District of Texas, or the SSL Matter. SSL Services alleged that we infringed U.S. Patent Nos. 6,061,796, or the '796 patent, and 6,158,011, or the '011 patent. We denied infringement and asserted that the patents-in-suit were invalid. A jury trial was held on SSL Services' claims, and on June 18, 2012, the jury found that we did not infringe the '796 patent and found that Citrix willfully infringes the '011 patent through the sale and use of certain products. The jury awarded SSL Services $10.0 million. On September 17, 2012, the court issued a final judgment confirming the jury award of $10.0 million in damages and added $5.0 million in enhanced damages and approximately $5.0 million in prejudgment interest on the damages award. We do not believe that any of our products infringe the '011 patent, and we believe that the '011 patent is invalid. Accordingly, no accrual has been made related to this matter. We have appealed the district court's judgment on the '011 patent.
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
The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 21, 2013. Except as disclosed below, there have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Actual or perceived security vulnerabilities in our products and services or cyberattacks on our networks could have a material adverse impact on our business and results of operations.
Use of our products and services may involve the transmission and/or storage of data, including in certain instances customers' business and personally identifiable information. Thus, maintaining the security of products, computer networks and data storage resources is a critical issue for us and our customers, as security breaches could result in product or service vulnerabilities and loss of and/or unauthorized access to confidential information. We devote significant resources to addressing security vulnerabilities in our products and services through engineering more secure products and services, enhancing security and reliability features in our products and services, deploying security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact. Despite our preventive efforts, unauthorized parties (such as hackers, cybercriminals and perpetrators of advanced persistent threats) have penetrated certain of our systems (as they did earlier this year, leading to the revocation of a code signing certificate in August 2013), and may in the future be able to penetrate our network security. Such unauthorized parties may misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that attack our products and services, our networks or otherwise exploit any security vulnerabilities of our products, services and networks. However, because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security breaches.
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

•
additional costs associated with responding to the cyberattack, such as investigative and remediation costs, and the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud detection activities required by credit card associations, and costs incurred by credit card issuers associated with the compromise and additional monitoring of systems for further fraudulent activity.

Any of these actions could materially adversely impact our business and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.4 billion. The objective of the stock repurchase program is to improve stockholders’ returns. At June 30, 2013, approximately $234.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended June 30, 2013:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (in thousands) (2)
April 1, 2013 through April 30, 2013	85,126	$62.62	79,900	$269,287
May 1, 2013 through May 31, 2013	543,882	64.89	534,850	234,575
June 1, 2013 through June 30, 2013	9,538	64.37	—	234,575
Total	638,546		614,750	$234,575

(1)
Represents shares acquired in open market purchases and 23,796 shares withheld from stock units that vested in the second quarter of 2013 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We expended approximately $39.7 million during the quarter ended June 30, 2013 for repurchases of our common stock. For more information see Note 13 to our condensed consolidated financial statements.

(2)
Shares withheld from stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of stock units do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 5.	OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that Gary Morin, a member of our Board of Directors, entered into a new trading plan in the second quarter of 2013 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Citrix Systems, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 29, 2013)

3.2	Amended and Restated By-Laws of Citrix Systems, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 29, 2013)

10.1*	Fifth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan

10.2*
Sixth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 29, 2013)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††
The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the SEC on August 6, 2013, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets

(ii) the Condensed Consolidated Statements of Income

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of August 2013.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Executive Vice President, Operations and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Citrix Systems, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 29, 2013)

3.2	Amended and Restated By-Laws of Citrix Systems, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 29, 2013)

10.1*	Fifth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan

10.2*
Sixth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 29, 2013)

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††
The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the SEC on August 6, 2013, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets

(ii) the Condensed Consolidated Statements of Income

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