Form 10-Q
period 2013-09-30
CITRIX SYSTEMS INC
filed 2013-11-05
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013 there were 186,397,081 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2013

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$246,473	$643,609
Short-term investments, available-for-sale	448,196	285,022
Accounts receivable, net of allowances of $5,371 and $6,448 at September 30, 2013 and December 31, 2012, respectively	450,395	630,956
Inventories, net	11,979	10,723
Prepaid expenses and other current assets	131,927	106,579
Current portion of deferred tax assets, net	39,836	36,846
Total current assets	1,328,806	1,713,735
Long-term investments, available-for-sale	961,422	595,313
Property and equipment, net	337,021	303,294
Goodwill	1,766,902	1,518,219
Other intangible assets, net	533,996	556,205
Long-term portion of deferred tax assets, net	129,983	43,097
Other assets	65,859	66,539
	$5,123,989	$4,796,402
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$68,646	$71,116
Accrued expenses and other current liabilities	244,387	257,135
Income taxes payable	25,472	49,346
Current portion of deferred revenues	1,002,090	965,276
Total current liabilities	1,340,595	1,342,873
Long-term portion of deferred revenues	268,086	232,719
Other liabilities	114,508	99,033
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 290,639 and 287,123 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	291	287
Additional paid-in capital	3,948,810	3,691,111
Retained earnings	2,764,897	2,564,018
Accumulated other comprehensive loss	(3,222)	(7,705)
	6,710,776	6,247,711
Less - common stock in treasury, at cost (103,410 and 100,781 shares at September 30, 2013 and December 31, 2012, respectively)	(3,309,976)	(3,125,934)
Total stockholders' equity	3,400,800	3,121,777
	$5,123,989	$4,796,402
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share information)
Revenues:
Product and licenses	$201,443	$195,690	$621,741	$561,971
Software as a service	148,179	129,659	429,603	375,902
License updates and maintenance	329,384	285,051	968,017	822,113
Professional services	33,725	31,022	96,653	86,141
Total net revenues	712,731	641,422	2,116,014	1,846,127
Cost of net revenues:
Cost of product and license revenues	26,971	24,218	84,465	63,876
Cost of services and maintenance revenues	72,632	58,920	208,241	166,328
Amortization of product related intangible assets	24,330	22,930	73,381	56,565
Total cost of net revenues	123,933	106,068	366,087	286,769
Gross margin	588,798	535,354	1,749,927	1,559,358
Operating expenses:
Research and development	127,049	114,713	389,840	328,363
Sales, marketing and services	300,416	263,136	915,194	773,732
General and administrative	63,580	65,252	193,708	186,407
Amortization of other intangible assets	10,386	9,838	31,322	25,499
Total operating expenses	501,431	452,939	1,530,064	1,314,001
Income from operations	87,367	82,415	219,863	245,357
Interest income	2,079	2,059	6,062	7,965
Other income (expense), net	1,359	6,424	(53)	7,671
Income before income taxes	90,805	90,898	225,872	260,993
Income tax expense	14,075	12,653	24,993	22,475
Net income	$76,730	$78,245	$200,879	$238,518
Earnings per share:
Basic	$0.41	$0.42	$1.07	$1.28
Diluted	$0.41	$0.41	$1.06	$1.26
Weighted average shares outstanding:
Basic	187,459	186,864	187,120	186,326
Diluted	188,980	189,671	188,830	189,282

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Net income	$76,730	$78,245	$200,879	$238,518
Other comprehensive income:
Change in foreign currency translation adjustment	6,928	5,414	4,099	(4,436)
Available for sale securities:
Change in net unrealized gains	1,623	(1,037)	(1,470)	1,420
Less: reclassification adjustment for net losses (gains) included in net income	44	2,579	13	(283)
Net change (net of tax effect)	1,667	1,542	(1,457)	1,137
Loss on pension liability	—	—	(334)	—
Cash flow hedges:
Change in unrealized gains	3,896	2,235	(1,399)	(109)
Less: reclassification adjustment for net losses included in net income	1,262	2,530	3,574	4,836
Net change (net of tax effect)	5,158	4,765	2,175	4,727
Other comprehensive income	13,753	11,721	4,483	1,428
Comprehensive income	$90,483	$89,966	$205,362	$239,946

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Operating Activities
Net income	$200,879	$238,518
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	104,703	82,064
Depreciation and amortization of property and equipment	93,939	71,991
Stock-based compensation expense	137,306	108,922
Gain on investments	(2,298)	(13,378)
Provision for doubtful accounts	1,267	829
Provision for product returns	3,471	8,703
Provision for inventory reserves	1,529	923
Tax effect of stock-based compensation	24,421	30,380
Excess tax benefit from exercise of stock options	(33,605)	(31,976)
Deferred income tax benefit	(50,538)	(32,023)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	3,181	(882)
Other non-cash items	374	981
Total adjustments to reconcile net income to net cash provided by operating activities	283,750	226,534
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	182,039	70,485
Inventories	(3,088)	(2,163)
Prepaid expenses and other current assets	(21,663)	(27,114)
Other assets	4,841	2,392
Income taxes, net	(44,570)	(4,393)
Accounts payable	(4,949)	(7,051)
Accrued expenses and other current liabilities	10,783	22,051
Deferred revenues	59,891	72,816
Other liabilities	13,416	(269)
Total changes in operating assets and liabilities, net of the effects of acquisitions	196,700	126,754
Net cash provided by operating activities	681,329	591,806
Investing Activities
Purchases of available-for-sale investments	(1,427,698)	(1,189,868)
Proceeds from sales of available-for-sale investments	486,822	891,008
Proceeds from maturities of available-for-sale investments	409,556	356,893
Purchases of property and equipment	(126,610)	(87,290)
Proceeds from the sales of cost method investments	2,811	21,413
Purchases of cost method investments	(5,095)	(5,149)
Cash paid for acquisitions, net of cash acquired	(329,343)	(488,347)
Cash paid for licensing agreements and product related intangible assets	(7,202)	(14,277)
Other	—	3,450
Net cash used in investing activities	(996,759)	(512,167)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	68,570	95,796
Repayment of acquired debt	—	(24,346)
Excess tax benefit from exercise of stock options	33,605	31,976
Stock repurchases, net	(156,334)	(174,951)
Cash paid for tax withholding on vested stock awards	(27,708)	(17,524)
Other	912	1,050
Net cash used in financing activities	(80,955)	(87,999)
Effect of exchange rate changes on cash and cash equivalents	(751)	(809)
Change in cash and cash equivalents	(397,136)	(9,169)
Cash and cash equivalents at beginning of period	643,609	333,296
Cash and cash equivalents at end of period	$246,473	$324,127
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
Investments
Short-term and long-term investments as of September 30, 2013 and December 31, 2012 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Inventory
Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories as of September 30, 2013 and December 31, 2012 primarily consist of finished goods.

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
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.6 million and $2.6 million at September 30, 2013 and December 31, 2012, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income	$76,730	$78,245	$200,879	$238,518
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	187,459	186,864	187,120	186,326
Effect of dilutive employee stock awards	1,521	2,807	1,710	2,956
Denominator for diluted earnings per share - weighted-average shares outstanding	188,980	189,671	188,830	189,282
Basic earnings per share	$0.41	$0.42	$1.07	$1.28
Diluted earnings per share	$0.41	$0.41	$1.06	$1.26
Anti-dilutive weighted-average shares	3,286	3,355	3,851	3,336

4. ACQUISITIONS
2013 Acquisitions
Zenprise
In January 2013, the Company acquired all of the issued and outstanding securities of Zenprise, Inc. ("Zenprise"), a privately-held leader in mobile device management. Zenprise became part of the Company's Infrastructure segment, in which Citrix has integrated the Zenprise offering for mobile device management into its XenMobile Enterprise edition. The total consideration for this transaction was approximately $324.0 million, net of $2.9 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which the Company expensed approximately $0.1 million during the nine months ended September 30, 2013 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed certain stock options, which are exercisable for 285,817 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
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
2013 Other Acquisition
In September 2013, the Company acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.3 million. The Company will pay contingent consideration of up to $3.0 million in cash upon the satisfaction of certain milestone achievements, as defined pursuant to the share purchase agreement. This business became part of the Company's SaaS segment. Transaction costs associated with the acquisition were approximately $0.2 million during the three and nine months ended September 30, 2013, and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
The following pro-forma information combines the consolidated results of the operations of the Company and Zenprise and the 2013 Other Acquisition as if the acquisitions had occurred at the beginning of fiscal year 2012 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$713,082	$644,121	$2,116,998	$1,851,618
Income from operations	87,173	69,483	218,735	208,150
Net income	76,364	70,039	199,350	214,784
Per share - basic	0.41	0.37	1.07	1.15
Per share - diluted	0.40	0.37	1.06	1.13
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
Purchase Accounting for the Bytemobile acquisition
During the three and nine months ended September 30, 2013, the Company made net adjustments to goodwill of approximately $2.7 million and $4.1 million, respectively, to the purchase price allocation associated with the Bytemobile acquisition. Goodwill from the Bytemobile acquisition was assigned to the Company's Infrastructure segment. The goodwill related to the Bytemobile acquisition is not deductible for tax purposes. See Note 8 for information on adjustments to goodwill and Note 9 for segment information. The goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.

The purchase price for Bytemobile was allocated to the acquired net tangible and intangible assets based on its estimated fair value as of the date of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Bytemobile
	Purchase Price Allocation	Asset Life
Current assets	$57,796
Other assets	7,406
Property and equipment	2,484	Various
Deferred tax assets, non-current	45,598
Intangible assets	248,900	1-9 years
Goodwill	221,251	Indefinite
Assets acquired	583,435
Current liabilities assumed	(62,313)
Long-term liabilities assumed	(4,083)
Deferred tax liabilities, non-current	(111,905)
Net assets acquired	$405,134
Current assets acquired in connection with the Bytemobile acquisition consisted primarily of cash and accounts receivable. Current liabilities assumed in connection with the Bytemobile acquisition consisted primarily of current portion of deferred revenues, short-term payables, other accrued expenses and short-term debt which was paid in full subsequent to the acquisition date. Long-term liabilities assumed in connection with the Bytemobile acquisition consisted of other long-term liabilities, long-term portion of deferred revenues and long-term debt, which was paid in full subsequent to the acquisition date. Identifiable intangible assets acquired in connection with the Bytemobile acquisition included trade names of $6.0 million with a weighted-average asset life of 6.0 years, customer relationships of $141.5 million with a weighted-average life of 9.0 years, and core and product technologies of $101.4 million with a weighted-average life of 4.8 years.
Podio
In April 2012, the Company acquired all of the issued and outstanding securities of Podio ApS (“Podio”), a privately-held provider of a cloud-based collaborative work platform. Podio became part of the Company's SaaS segment and expands the Company's offerings of integrated cloud-based support for team-based collaboration. The total consideration for this transaction was approximately $43.6 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.5 million, all of which were expensed during the nine months ended September 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company recorded approximately $24.5 million of goodwill, which is not deductible for tax purposes, and acquired $24.6 million of identifiable intangible assets, of which $20.7 million is related to product related intangible assets and $3.9 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 127,668 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
2012 Other Acquisitions
During the first quarter of 2012, the Company acquired all of the issued and outstanding securities of a privately-held company for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. This business became part of the Company’s Infrastructure segment. Transaction costs associated with the acquisition were approximately $0.5 million, of which the Company expensed approximately $0.4 million during the nine months ended September 30, 2012 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company recorded approximately $23.1 million of goodwill, which is not deductible for tax purposes, and acquired $11.0 million of identifiable intangible assets, all of which is related to product related intangible assets. In addition, in connection with this acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of the Company's common stock and assumed certain stock options which are exercisable for 12,017 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
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
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	September 30, 2013				December 31, 2012
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$527,430	$1,440	$(442)	$528,428	$400,365	$2,347	$(5)	$402,707
Corporate securities	679,443	785	(505)	679,723	404,546	947	(171)	405,322
Municipal securities	72,951	65	(57)	72,959	32,214	114	(15)	32,313
Government securities	128,220	295	(7)	128,508	39,863	131	(1)	39,993
Total	$1,408,044	$2,585	$(1,011)	$1,409,618	$876,988	$3,539	$(192)	$880,335
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
For the three and nine months ended September 30, 2013, the Company received proceeds from the sales of available-for-sale investments of $111.5 million and $486.8 million, respectively. For the three and nine months ended September 30, 2012, the Company received proceeds from the sales of available-for-sale investments of $188.3 million and $891.0 million, respectively. The Company had realized gains on the sales of available-for-sale investments during the three and nine months ended September 30, 2013 of $0.1 million and $0.5 million, respectively. The Company had no realized gains on the sales of available-for-sale investments during the three months ended September 30, 2012. The Company had realized gains of $3.5 million on the sales of available-for-sale investments during the nine months ended September 30, 2012.
For the three and nine months ended September 30, 2013, the Company had realized losses on available-for-sale investments of $0.1 million and $0.4 million, respectively, primarily related to prepayments at par of securities purchased at a premium. For the three and nine months ended September 30, 2012, the Company had realized losses on available-for-sale investments of $0.2 million and $0.8 million, respectively, primarily related to prepayments at par of securities purchased at a premium.
All realized gains and losses related to the sales of available-for-sale investments are included in Other income (expense), net, in the accompanying condensed consolidated statements of income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2013 were approximately six months and three years, respectively.
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

Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of September 30, 2013 and December 31, 2012 were $1.0 million and $0.2 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in certain early-stage entities as of September 30, 2013 and December 31, 2012 of approximately $29.8 million and $26.2 million, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2013, the Company recorded a gain of $1.3 million and $2.3 million, respectively, from companies in which the Company held direct investments, which were acquired by a third party and was included in Other income (expense), net in the accompanying condensed consolidated statements of income. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of September 30, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$189,065	$189,065	$—	$—
Money market funds	51,159	51,159	—	—
Corporate securities	4,249	—	4,249	—
Municipal securities	2,000	—	2,000	—
Available-for-sale securities:
Agency securities	528,428	—	528,428	—
Corporate securities	679,723	—	670,632	9,091
Municipal securities	72,959	—	72,959	—
Government securities	128,508	—	128,508	—
Prepaid expenses and other current assets:
Foreign currency derivatives	5,117	—	5,117	—
Total assets	$1,661,208	$240,224	$1,411,893	$9,091
Accrued expenses and other current liabilities:
Foreign currency derivatives	2,822	—	2,822	—
Total liabilities	$2,822	$—	$2,822	$—

	As of December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$503,614	$503,614	$—	$—
Money market funds	123,519	123,519	—	—
Corporate securities	16,476	—	16,476	—
Available-for-sale securities:
Agency securities	402,707	—	402,707	—
Corporate securities	405,322	—	401,981	3,341
Municipal securities	32,313	—	32,313	—
Government securities	39,993	—	39,993	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,157	—	4,157	—
Total assets	$1,528,101	$627,133	$897,627	$3,341
Accrued expenses and other current liabilities:
Foreign currency derivatives	4,162	—	4,162	—
Total liabilities	$4,162	$—	$4,162	$—
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

Investments
(in thousands)
Balance at December 31, 2012	$3,341
Purchases of Level 3 securities	6,000
Transfers out of Level 3	(250)
Balance at September 30, 2013	$9,091
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
7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2013, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan, Second Amended and Restated 2000 Director and Officer Stock Option and Incentive Plan and Second Amended and Restated 1995 Non-Employee Director Stock Option Plan.
Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 48,600,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of September 30, 2013, there were 27,409,886 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 16,965,265 additional stock-based awards.

Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of September 30, 2013, 2,991,834 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $1.1 million and $3.7 million for the three and nine months ended September 30, 2013, respectively, and for the three and nine months ended September 30, 2012 the company recorded stock-based compensation costs related to the 2005 ESPP of $1.1 million and $3.0 million, respectively.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Income Statement Classifications	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cost of services and maintenance revenues	$617	$567	$1,876	$1,524
Research and development	15,831	14,523	47,987	39,722
Sales, marketing and services	16,249	13,977	48,910	37,254
General and administrative	13,196	11,036	38,533	30,422
Total	$45,893	$40,103	$137,306	$108,922
Stock Options
Stock options granted under the 2005 Plan typically have a five-year life and vest over three years, with 33.3% of the shares underlying the option vesting on the first anniversary of the date of grant and the remainder of the underlying shares vesting in equal monthly installments at a rate of 2.78% thereafter (the "Standard Vesting Rate"). There were no stock options granted during the three months ended September 30, 2013. The Company also assumes stock options from certain of its acquisitions for which the vesting period is typically reset to vest over three years at the Standard Vesting Rate. During the first quarter of 2013, the Company assumed in-the-money options from the Zenprise acquisition. See Note 4 for more information related to acquisitions. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price and the options exercise prices, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual and historical employee exercise behaviors including historical exercise patterns of options with an exercise price less than the stock price on the date assumed, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of SAB No. 107, Share Based Payment. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected terms on stock options. The expected term of stock options was based on the historical employee exercise patterns. The Company also periodically analyzes its historical pattern of option exercises based on certain demographic characteristics and determined that there were no meaningful differences in option exercise activity based on the demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model.
The total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $28.7 million and $70.2 million, respectively, and the total intrinsic value of options exercised during the three and nine months ended September 30, 2012 was $39.8 million and $117.0 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of September 30, 2013, there was $41.0 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.38 years.

The assumptions used to value option grants are as follows:

	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2013	September 30, 2012
Expected volatility factor	0.43	0.39	0.38 - 0.43
Approximate risk free interest rate	0.52%	0.44%	0.52% - 0.68%
Expected term (in years)	3.91	3.35	3.91
Expected dividend yield	0%	0%	0%
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
Unrecognized Compensation Related to Stock Units
As of September 30, 2013, the number of non-vested stock units outstanding, including performance awards, market performance and service condition awards and service-based awards, and including awards assumed in connection with acquisitions, were 4,440,852. As of September 30, 2013, there was $248.1 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.02 years. See Note 4 for more information regarding the Company's acquisitions.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2012. There were no indicators of impairment during the three and nine months ended September 30, 2013. In-process R&D acquired in connection with the Company's acquisitions was not material. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the nine months ended September 30, 2013 (in thousands):

	Balance at January 1, 2013	Additions		Other		Balance at September 30, 2013
Infrastructure	$1,158,580	$249,392		$(4,683)	(2)	$1,403,289
SaaS	359,639	2,374		1,600	(3)	363,613
Consolidated	$1,518,219	$251,766	(1)	$(3,083)		$1,766,902

(1)	Amounts relate to Zenprise and 2013 Other Acquisition. See Note 4 for more information regarding the Company’s acquisitions.

(2)
Amount primarily relates to adjustments to the preliminary purchase price allocation associated with the Bytemobile acquisition, primarily related to adjustments of certain income tax assets and liabilities of $10.0 million, partially offset by a $5.9 million adjustment to current portion of deferred revenues.

(3)	Amount primarily relates to foreign currency translation.
Intangible Assets
The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. Intangible assets consist of the following (in thousands):

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$675,659	$406,224	$620,032	$339,608
Other	473,740	209,179	446,601	170,820
Total	$1,149,399	$615,403	$1,066,633	$510,428

Amortization of product related intangible assets, which consists primarily of product-related technologies and patents, was $24.3 million and $22.9 million for the three months ended September 30, 2013 and 2012, respectively, and $73.4 million and $56.6 million for the nine months ended September 30, 2013 and 2012, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $10.4 million and $9.8 million for the three months ended September 30, 2013 and 2012, respectively, and $31.3 million and $25.5 million for the nine months ended September 30, 2013 and 2012, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income. The Company monitors its intangible assets for indicators of impairment. If the Company determines that an impairment has occurred, it will write-down the intangible asset to its fair value. For the nine months ended September 30, 2012, Amortization of other intangible assets included a $5.2 million impairment related to the Company's decision to contribute its CloudStack tradename acquired in conjunction with its acquisition of Cloud.com to the Apache Software Foundation. As a result, the carrying value of the CloudStack tradename was written down to zero. See Note 4 for more information regarding the Company's acquisitions.
Estimated future amortization expense is as follows (in thousands):

Year ending December 31,
2013	$139,328
2014	131,359
2015	109,472
2016	87,205
2017	59,513
9. SEGMENT INFORMATION
Infrastructure and SaaS constitute the Company’s two reportable segments. The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Infrastructure and SaaS segments products. Segment profit for each segment includes certain research and development, sales, marketing and services and general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of stock-based compensation costs, amortization of product related intangible assets, amortization of other intangible assets, net interest and other income, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.
Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues:
Infrastructure	$564,552	$511,763	$1,686,411	$1,470,225
SaaS	148,179	129,659	429,603	375,902
Consolidated	$712,731	$641,422	$2,116,014	$1,846,127
Segment profit:
Infrastructure	$134,598	$130,566	$380,445	$371,515
SaaS	33,378	24,720	81,427	64,828
Unallocated expenses (1):
Amortization of intangible assets	(34,716)	(32,768)	(104,703)	(82,064)
Net interest and other income	3,438	8,483	6,009	15,636
Stock-based compensation	(45,893)	(40,103)	(137,306)	(108,922)
Consolidated income before income taxes	$90,805	$90,898	$225,872	$260,993

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Revenues by Product Grouping
Revenues by product grouping for the Company’s Infrastructure and SaaS segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues:
Infrastructure
Mobile and Desktop revenues(1)	$380,878	$351,607	$1,121,102	$1,037,144
Networking and Cloud Solutions revenues(2)	146,474	127,327	458,753	340,319
Professional services(3)	33,725	31,022	96,653	86,141
Other	3,475	1,807	9,903	6,621
Total Infrastructure revenues	564,552	511,763	1,686,411	1,470,225
SaaS revenues	148,179	129,659	429,603	375,902
Total net revenues	$712,731	$641,422	$2,116,014	$1,846,127

(1)
Mobile and Desktop revenues are primarily comprised of sales from the Company’s desktop virtualization products, XenDesktop and XenApp, and the Company's Mobility products, which include XenMobile and related license updates and maintenance and support.

(2)
Networking and Cloud revenues are primarily comprised of sales from the Company’s cloud networking products, which include NetScaler, CloudBridge and Bytemobile Smart Capacity, and the Company’s cloud platform products which include XenServer, CloudPlatform and CloudPortal and related license updates and maintenance and support.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues:
Infrastructure
Americas	$306,050	$281,896	$925,395	$794,148
EMEA	188,220	164,149	553,637	488,196
Asia-Pacific	70,282	65,718	207,379	187,881
Total Infrastructure revenues	564,552	511,763	1,686,411	1,470,225
SaaS
Americas	124,044	109,935	360,954	319,946
EMEA	18,522	15,941	53,266	45,974
Asia-Pacific	5,613	3,783	15,383	9,982
Total SaaS revenues	148,179	129,659	429,603	375,902
Total net revenues	$712,731	$641,422	$2,116,014	$1,846,127

10. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of September 30, 2013, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized gain on cash flow derivative instruments was $2.2 million and nil at September 30, 2013 and December 31, 2012, respectively, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 11 for more information related to comprehensive income. The net unrealized gain as of September 30, 2013 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$4,686	Prepaid expenses and other current assets	$4,157	Accrued expenses and other current liabilities	$2,392	Accrued expenses and other current liabilities	$4,162

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$431	Prepaid expenses and other current assets	$448	Accrued expenses and other current liabilities	$430	Accrued expenses and other current liabilities	$52

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2013	2012		2013	2012
Foreign currency forward contracts	$5,158	$4,765	Operating expenses	$(1,262)	$(2,530)

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2013	2012		2013	2012
Foreign currency forward contracts	$2,175	$4,727	Operating expenses	$(3,574)	$(4,836)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2013	2012
Foreign currency forward contracts	Other income (expense), net	$264	$(604)

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2013	2012
Foreign currency forward contracts	Other income (expense), net	$1,991	$(1,943)

Outstanding Foreign Currency Forward Contracts
As of September 30, 2013, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 2,963
Pounds Sterling	GBP 32,600
Canadian Dollar	CAD 5,700
Chinese Yuan Renminbi	CNY 72,950
Danish Krone	DKK 3,600
Euro	EUR 28,746
Hong Kong Dollar	HKD 51,106
Indian Rupee	INR 852,150
Japanese Yen	JPY 434,700
New Zealand Dollar	NZD 100
Singapore Dollar	SGD 11,500
Swiss Franc	CHF 20,082
11. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows (in thousands):

	Foreign currency	Unrealized gain (loss) on available-for-sale securities	Unrealized gain (loss) on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2012	$(3,024)	$2,426	$(10)	$(7,097)	$(7,705)
Other comprehensive income before reclassifications	4,099	(1,470)	(1,399)	(334)	896
Amounts reclassified from accumulated other comprehensive loss	—	13	3,574	—	3,587
Net current period other comprehensive income	4,099	(1,457)	2,175	(334)	4,483
Balance at September 30, 2013	$1,075	$969	$2,165	$(7,431)	$(3,222)
Income tax expense or benefit allocated to each component of other comprehensive income is not material.

Reclassifications out of accumulated other comprehensive loss are as follows (in thousands):

	For the Three Months Ended September 30,
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net losses on available-for-sale securities	$(44)	Other income (expense), net
Unrealized net losses on cash flow hedges	(1,262)	Operating expenses *
	$(1,306)

	For the Nine Months Ended September 30,
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net losses on available-for-sale securities	$(13)	Other income (expense), net
Unrealized net losses on cash flow hedges	(3,574)	Operating expenses *
	$(3,587)
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
12. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $57.6 million and $43.9 million as of September 30, 2013 and December 31, 2012, respectively. All amounts included in the balance at September 30, 2013 for tax positions would affect the annual effective tax rate. The Company has no amounts accrued for the payment of interest and penalties as of September 30, 2013.
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
The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At September 30, 2013, the Company had approximately $151.0 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 15.5% and 13.9% for the three months ended September 30, 2013 and 2012, respectively, and 11.1% and 8.6% for the nine months ended September 30, 2013 and 2012, respectively. The increase in the effective tax rate when comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012 was primarily due to the impact of the IRS settlement for the tax years 2006 through 2008 that closed during the three months ended June 30, 2012.

The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States.
13. TREASURY STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $3.9 billion, of which $500.0 million was approved in October 2013. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2013, approximately $179.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan.
During the three months ended September 30, 2013, the Company expended approximately $55.3 million on open market purchases, repurchasing 764,800 shares of outstanding common stock at an average price of $72.30. During the nine months ended September 30, 2013, the Company expended approximately $156.3 million on open market purchases, repurchasing 2,240,050 shares of outstanding common stock at an average price of $69.79.
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
Shares for Tax Withholding
During the three months ended September 30, 2013, the Company withheld 43,035 shares from stock units that vested, totaling $2.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2013, the Company withheld 389,369 shares from stock units that vested, totaling $27.7 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
15. RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the new standard, the Company's unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2014 and applied prospectively with early adoption and retrospective application permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, research and development, offerings of products and services, market positioning and opportunities, headcount, customer demand, distribution and sales channels, financial information and results of operations for future periods, other income (expense), net, product and price competition, strategy and growth initiatives, seasonal factors, international operations and expansion, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, tax rates, the expected benefits of acquisitions, changes in domestic and foreign economic conditions and credit markets, liquidity, litigation and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2013. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
In 2012, we generally saw uncertainties surrounding IT spending. In the fourth quarter of 2012, however, we saw some improvement in demand across all geographies. In the first nine months of 2013, we again encountered uncertainty in the IT spending environment and hesitancy on the part of customers in initiating large capital projects while transitioning their top priorities to mobile workstyles. In addition, during the third quarter of 2013, we introduced new product offerings focused on reducing installation time and total cost of ownership, however, we experienced longer than normal customer evaluations causing longer than anticipated sales cycles. We found this dynamic across all markets and all geographies contributing to the Product and licenses revenue results in our Desktop products when comparing the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012. See our Results of Operations- Product and licenses revenue section below.
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
As we enhance the feature set and interoperability of our Mobility and Cloud Networking products, we drive increased customer interest around desktop virtualization and data sharing, because enterprises find leverage in deploying these technologies together for an end-to-end mobile workstyles solution.

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
Summary of Results
For the three months ended September 30, 2013 compared to the three months ended September 30, 2012, a summary of our results included:

•	Product and licenses revenue increased 2.9% to $201.4 million;

•	Software as a service revenue increased 14.3% to $148.2 million;

•	License updates and maintenance revenue increased 15.6% to $329.4 million;

•	Professional services revenue increased 8.7% to $33.7 million;

•	Gross margin as a percentage of revenue decreased 0.9% to 82.6%;

•	Operating income increased 6.0% to $87.4 million; and

•	Diluted net income per share decreased 1.6% to $0.41.
The increase in our Product and licenses revenue was primarily driven by sales of our Networking and Cloud products, led by NetScaler. Our Software as a service revenue increased due to increased sales of our Collaboration products, led by GoToMeeting. The increase in License updates and maintenance revenue was primarily due to an increase in maintenance revenues, primarily driven by increased sales of maintenance and support across all of our infrastructure products and increased renewals of our Subscription Advantage product. The increase in Professional services revenue was primarily due to increases in consulting revenues related to increased implementation sales of our Infrastructure products. We currently target total revenue to increase when comparing the fourth quarter of 2013 to the fourth quarter of 2012. In addition, when comparing the 2013 fiscal year to the 2012 fiscal year, we target total revenue to increase. The decrease in gross margin as a percentage of net revenue is primarily due to the increase in sales of our Networking and Cloud products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. The decrease in diluted net income per share was due to a decrease in Other income (expense), net, primarily due to a decrease in net gains recognized on cost method and available-for-sale investments, partially offset by an increase in Operating income when comparing the third quarter of 2013 to the third quarter of 2012, driven by our increased revenue.
2013 Acquisitions
Zenprise
In January 2013, we acquired all of the issued and outstanding securities of Zenprise, Inc., or Zenprise, a privately-held leader in mobile device management. Zenprise became part of our Infrastructure segment, in which we have integrated the Zenprise offering for mobile device management into our XenMobile Enterprise edition. The total consideration for this transaction was approximately $324.0 million, net of $2.9 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which we expensed approximately $0.1 million during the nine months ended September 30, 2013 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed certain stock options which are exercisable for 285,817 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
2013 Other Acquisition
In September 2013, we acquired all of the issued and outstanding securities of a privately held company and developer of mobile productivity apps making it easy to open, view, create, and edit Microsoft Office files from mobile devices. The total cash consideration for this transaction was approximately $5.3 million. We will pay contingent consideration of up to $3.0 million in cash upon the satisfaction of certain milestone achievements, as defined pursuant to the share purchase agreement. The company will be integrated as part of our SaaS segment. Transaction costs associated with the acquisition were approximately $0.2 million during the three and nine months ended September 30, 2013 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.

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
We have included the effects of all of the companies acquired in our results of operations prospectively from the dates of the acquisition.
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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2013	September 30, 2013
	2013	2012	2013	2012	vs. September 30, 2012	vs. September 30, 2012
Revenues:
Product and licenses	$201,443	$195,690	$621,741	$561,971	2.9%	10.6%
Software as a service	148,179	129,659	429,603	375,902	14.3	14.3
License updates and maintenance	329,384	285,051	968,017	822,113	15.6	17.7
Professional services	33,725	31,022	96,653	86,141	8.7	12.2
Total net revenues	712,731	641,422	2,116,014	1,846,127	11.1	14.6
Cost of net revenues:
Cost of product and license revenues	26,971	24,218	84,465	63,876	11.4	32.2
Cost of services and maintenance revenues	72,632	58,920	208,241	166,328	23.3	25.2
Amortization of product related intangible assets	24,330	22,930	73,381	56,565	6.1	29.7
Total cost of net revenues	123,933	106,068	366,087	286,769	16.8	27.7
Gross margin	588,798	535,354	1,749,927	1,559,358	10.0	12.2
Operating expenses:
Research and development	127,049	114,713	389,840	328,363	10.8	18.7
Sales, marketing and services	300,416	263,136	915,194	773,732	14.2	18.3
General and administrative	63,580	65,252	193,708	186,407	(2.6)	3.9
Amortization of other intangible assets	10,386	9,838	31,322	25,499	5.6	22.8
Total operating expenses	501,431	452,939	1,530,064	1,314,001	10.7	16.4
Income from operations	87,367	82,415	219,863	245,357	6.0	(10.4)
Interest income	2,079	2,059	6,062	7,965	1.0	(23.9)
Other income (expense), net	1,359	6,424	(53)	7,671	(78.8)	*
Income before income taxes	90,805	90,898	225,872	260,993	(0.1)	(13.5)
Income tax expense	14,075	12,653	24,993	22,475	11.2	11.2
Net income	$76,730	$78,245	$200,879	$238,518	(1.9)	(15.8)

*	not meaningful
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

•
Networking and Cloud is primarily comprised of our cloud networking products, which include NetScaler, CloudBridge and Bytemobile Smart Capacity, and our cloud platform products, which include XenServer, CloudPlatform and CloudPortal.

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

•	Our maintenance fees, which include technical support and hardware and software maintenance, and are recognized ratably over the contract term.
Professional services are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.
Our SaaS revenues, which are recognized ratably over the contractual term, consist of fees related to our SaaS products including:

•	Collaboration products, which primarily include GoToMeeting, GoToWebinar and GoToTraining;

•	Data Sharing product, ShareFile;

•	Remote Access product, GoToMyPC; and

•	Remote IT Support products, which primarily include GoToAssist.

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2013	September 30, 2013
	2013	2012	2013	2012	vs. September 30, 2012	vs. September 30, 2012
	(In thousands)
Product and licenses	$201,443	$195,690	$621,741	$561,971	$5,753	$59,770
Software as a service	148,179	129,659	429,603	375,902	18,520	53,701
License updates and maintenance	329,384	285,051	968,017	822,113	44,333	145,904
Professional services	33,725	31,022	96,653	86,141	2,703	10,512
Total net revenues	$712,731	$641,422	$2,116,014	$1,846,127	$71,309	$269,887
Product and Licenses
The increase in Product and licenses revenue for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to increased sales of our cloud networking products of $10.5 million, led by NetScaler, and increased sales of our mobility products of $4.2 million. These increases were partially offset by a decrease in sales of our desktop virtualization products of $8.7 million. The increase in Product and licenses revenue for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to increased sales of our cloud networking products of $76.2 million, led by NetScaler, and increased sales of our mobility products of $12.6 million, partially offset by a decrease in sales of our desktop virtualization products of $31.6 million. These Product and licenses revenue results were primarily due to the factors discussed in the Executive Summary Overview above. We currently target Product and licenses revenue to increase when comparing the fourth quarter of 2013 to the fourth quarter of 2012.
Software as a Service
Software as a service revenue increased for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 primarily due to increased sales of our Collaboration and Data Sharing products. We currently target Software as a service revenue to increase when comparing the fourth quarter of 2013 to the fourth quarter of 2012.

License Updates and Maintenance
License updates and maintenance revenue increased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to an increase in maintenance revenues of $28.0 million, primarily driven by increased sales of maintenance and support contracts across all of our Infrastructure products and an increase in renewals of our Subscription Advantage product of $16.3 million. License updates and maintenance revenue increased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to an increase in maintenance revenues of $79.3 million, primarily driven by increased sales of maintenance and support contracts across all of our Infrastructure products and an increase in sales and renewals of our Subscription Advantage product of $66.6 million. We currently target License updates and maintenance revenue to increase when comparing the fourth quarter of 2013 to the fourth quarter of 2012.
Professional Services
The increase in Professional services revenue when comparing the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012 was primarily due to increases in consulting revenues related to increased implementation sales of our Infrastructure products. We currently target Professional services revenue to increase when comparing the fourth quarter of 2013 to the fourth quarter of 2012 consistent with the targeted increase in Product and licenses revenue described above.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance contracts for our software and hardware products. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. Deferred revenues increased approximately $72.2 million as of September 30, 2013 compared to December 31, 2012 primarily due to increased sales of our hardware and software maintenance contracts of $25.3 million, increased sales of support contracts primarily related to our Mobile and Desktop products of $16.7 million, increased renewal sales of our Subscription Advantage products of $15.0 million and increased sales of our SaaS products of $13.6 million. We currently anticipate that deferred revenues will increase throughout the remainder of 2013.
International Revenues
International revenues (sales outside the United States) accounted for approximately 44.7% of our net revenues for the three months ended September 30, 2013 and 43.7% of our net revenues for the three months ended September 30, 2012. International revenues accounted for approximately 44.6% of our net revenues for the nine months ended September 30, 2013 and 44.4% of our net revenues for the nine months ended September 30, 2012. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.
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
An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2013	September 30, 2013
	2013	2012	2013	2012	vs. September 30, 2012	vs. September 30, 2012
Infrastructure	$564,552	$511,763	$1,686,411	$1,470,225	10.3%	14.7%
SaaS	148,179	129,659	429,603	375,902	14.3%	14.3%
Net revenues	$712,731	$641,422	$2,116,014	$1,846,127	11.1%	14.6%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.

Cost of Net Revenues

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2013	September 30, 2013
	2013	2012	2013	2012	vs. September 30, 2012	vs. September 30, 2012
	(In thousands)
Cost of product and license revenues	$26,971	$24,218	$84,465	$63,876	$2,753	$20,589
Cost of services and maintenance revenues	72,632	58,920	208,241	166,328	13,712	41,913
Amortization of product related intangible assets	24,330	22,930	73,381	56,565	1,400	16,816
Total cost of net revenues	$123,933	$106,068	$366,087	$286,769	$17,865	$79,318
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
Cost of product and license revenues increased for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 primarily due to increased sales of our Networking and Cloud products, as described above, many of which contain hardware components that have a higher cost than our other software products. We currently target Cost of product and license revenues to increase when comparing the fourth quarter of 2013 to the fourth quarter of 2012 consistent with the targeted increase in sales of our hardware products.
Cost of services and maintenance revenues increased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to an increase in sales of our Collaboration products and costs for infrastructure to support the voice and video offerings in our Collaboration products of $8.1 million. Also contributing to the increase in Cost of services and maintenance revenues is an increase in consulting costs of $3.5 million related to increased sales of our Infrastructure division's products as described above. Cost of services and maintenance revenues increased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to an increase in sales of our Collaboration products and cost for infrastructure to support the voice and video offerings in our Collaboration products of $21.3 million. Also contributing to the increase in Cost of services and maintenance revenues is an increase in maintenance and support costs of $10.5 million related to increased sales of our maintenance contracts as described above and an increase in consulting costs of $9.6 million related to increased sales of our Infrastructure division's products as described above. We currently target Cost of services and maintenance revenues to increase when comparing the fourth quarter of 2013 to the fourth quarter of 2012, consistent with the targeted increases in Software as a service revenue, License updates and maintenance revenue and Professional services revenue as discussed above.
Gross Margin
Gross margin as a percentage of revenue was 82.6% for the three months ended September 30, 2013 and 83.5% for the three months ended September 30, 2012. Gross margin as a percentage of revenue was 82.7% for the nine months ended September 30, 2013 and 84.5% for the nine months ended September 30, 2012. The decrease in gross margin as a percentage of net revenue is primarily due to the increase in sales of our Networking and Cloud products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. When comparing the fourth quarter of 2013 to the fourth quarter of 2012 and the full year 2013 to the full year 2012, we expect a slight decline in gross margin, consistent with our targeted increase in sales of our hardware products and services.
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
Research and Development Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2013	September 30, 2013
	2013	2012	2013	2012	vs. September 30, 2012	vs. September 30, 2012
	(In thousands)
Research and development	$127,049	$114,713	$389,840	$328,363	$12,336	$61,477
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to a $7.6 million increase in compensation, including stock-based compensation and employee-related costs, primarily related to increased headcount from strategic hiring and acquisitions. Also contributing to the increase in Research and development expenses is $3.2 million in costs related to our investment in product innovation and improving integration across our product portfolio to drive simplicity and end-user experience.
Research and development expenses increased during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to a $41.1 million increase in compensation, including stock-based compensation and employee-related costs, primarily related to increased headcount from strategic hiring and acquisitions and a $10.6 million increase in facilities costs and related depreciation, consistent with the increase in headcount.
Sales, Marketing and Services Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2013	September 30, 2013
	2013	2012	2013	2012	vs. September 30, 2012	vs. September 30, 2012
	(In thousands)
Sales, marketing and services	$300,416	$263,136	$915,194	$773,732	$37,280	$141,462
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
Sales, marketing and services expenses increased during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to a $23.3 million increase in compensation, including variable and stock-based compensation and employee-related costs due to additional headcount in our sales force and professional services group, as well as from our acquisitions. Also contributing to the increase in Sales, marketing and services expense when comparing the three months ended September 30, 2013 to the three months ended September 30, 2012 is a $8.0 million increase in facilities costs and related depreciation, consistent with the increase in headcount.
Sales, marketing and services expenses increased during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to an $85.0 million increase in compensation, including variable and stock-based compensation and employee-related costs due to additional headcount in our sales force and professional services group, as well as from our acquisitions. Also contributing to the increase in Sales, marketing and services expense when comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012 is a $24.2 million increase in facilities costs and related depreciation, consistent with the increase in headcount and a $20.4 million increase in marketing program costs related to various marketing campaigns and events.

General and Administrative Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2013	September 30, 2013
	2013	2012	2013	2012	vs. September 30, 2012	vs. September 30, 2012
	(In thousands)
General and administrative	$63,580	$65,252	$193,708	$186,407	$(1,672)	$7,301
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses decreased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily due to a decrease in certain facility and depreciation costs of $4.0 million due to a lower allocation of these costs as employees are being added at a slower rate in general and administrative functions compared to research and development and sales, marketing and services. This decrease was partially offset by an increase in stock-based compensation expense of $2.2 million related to retention-focused awards granted to new and existing employees and awards assumed in conjunction with our acquisitions.
General and administrative expenses increased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to an increase in compensation and employee related costs of $10.1 million due to additional headcount, primarily in information technology and facilities, as well as from our acquisitions. Also contributing to the increase in General and administrative expense when comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012 is an increase in stock-based compensation expense of $8.1 million related to retention-focused awards granted to new and existing employees and awards assumed in conjunction with our acquisitions. These increases were partially offset by a decrease in certain facility and depreciation costs of $9.9 million due to a lower allocation of these costs as employees are being added at a slower rate in general and administrative functions compared to research and development and sales, marketing and services.
2013 Operating Expense Outlook
When comparing the fourth quarter of 2013 to the fourth quarter of 2012, we are targeting Operating expenses to increase across all functional areas primarily related to increases in headcount and ongoing investments in the business including acquisitions. When comparing the fourth quarter of 2013 to the third quarter of 2013, we are targeting Operating expenses to increase in Sales, Marketing and Services due to higher variable compensation attributable to the seasonality of our business in which our sales for the fourth quarter are higher than the third quarter. In addition, we are targeting General and Administrative and Research and Development expenses to remain relatively consistent.
Other Income (Expense), Net

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2013	September 30, 2013
	2013	2012	2013	2012	vs. September 30, 2012	vs. September 30, 2012
	(In thousands)
Other income (expense), net	$1,359	$6,424	$(53)	$7,671	$(5,065)	$(7,724)
Other income (expense), net is primarily comprised of remeasurement of foreign currency transaction gains (losses), realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments and interest expense, which was not material for all periods presented.
The change in Other income (expense), net, during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is primarily due to a decrease in net gains recognized on cost method and available-for-sale investments of certain early-stage entities. For more information on our cost method investments, see Note 5 to our condensed consolidated financial statements.
The change in Other income (expense), net, during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is primarily due to a decrease in net gains recognized on cost method investments of $9.9 million, partially offset by a gain on remeasurement of our foreign currency transactions of $2.7 million. For more information on our available-for sale and cost method investments, see Note 5 to our condensed consolidated financial statements.

Income Taxes
As of September 30, 2013, our net unrecognized tax benefits totaled approximately $57.6 million as compared to $43.9 million as of December 31, 2012. All amounts included in this balance affect the annual effective tax rate. We have no amounts accrued for the payment of interest and penalties as of September 30, 2013.
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
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At September 30, 2013, we had approximately $151.0 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
We maintain certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from its foreign subsidiaries. Our effective tax rate was approximately 15.5% and 13.9% for the three months ended September 30, 2013 and 2012, respectively, and 11.1% and 8.6% for the nine months ended September 30, 2013 and 2012, respectively. The increase in the effective tax rate when comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012 was primarily due to the impact of the IRS settlement for the tax years 2006 through 2008 that closed during the three months ended June 30, 2012.
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
Liquidity and Capital Resources
During the nine months ended September 30, 2013, we generated operating cash flows of $681.3 million. These operating cash flows related primarily to net income of $200.9 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $198.6 million, a change in operating assets and liabilities of $196.7 million, net of effects of our acquisitions, stock-based compensation expense of $137.3 million and the tax effect of stock-based compensation of $24.4 million. These cash inflows were partially offset by operating outflows related to a deferred income tax benefit of $50.5 million and the excess benefit from the exercise of stock options of $33.6 million. Our investing activities used $996.8 million of cash consisting primarily of net purchases of investments of $533.6 million, cash paid for acquisitions of $329.3 million and cash paid for the purchase of property and equipment of $126.6 million. Our financing activities used cash of $81.0 million primarily due to stock repurchases of $156.3 million and cash paid for tax withholding on vested stock awards of $27.7 million, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $68.6 million and the excess benefit from the exercise of stock options of $33.6 million.
During the nine months ended September 30, 2012, we generated operating cash flows of $591.8 million. These operating cash flows related primarily to net income of $238.5 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $154.1 million, stock-based compensation expense of $108.9 million and the tax effect of stock-based compensation of $30.4 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $126.8 million, net of effects of our acquisitions. Our investing activities used $512.2 million of cash consisting primarily of cash paid for acquisitions of $488.3 million and the purchase of property and equipment of $87.3 million, partially offset by proceeds received from net sales of investments of $74.3 million. Our financing activities used cash of $88.0 million primarily due to stock repurchases of $175.0 million, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $95.8 million.
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
Cash, Cash Equivalents and Investments

	September 30, 2013	December 31, 2012	2013 Compared to 2012
	(In thousands)
Cash, cash equivalents and investments	$1,656,091	$1,523,944	$132,147
The increase in Cash, cash equivalents and investments when comparing September 30, 2013 to December 31, 2012, is primarily due to cash provided by our operating activities of $681.3 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $68.6 million, partially offset by cash paid for acquisitions, net of cash acquired, of $329.3 million, expenditures made on stock repurchases of $156.3 million and purchases of property and equipment of $126.6 million. As of September 30, 2013, $1,015.4 million of the $1,656.1 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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

Investments
(in thousands)
Balance at December 31, 2012	$3,341
Purchases of Level 3 securities	6,000
Transfers out of Level 3	(250)
Balance at September 30, 2013	$9,091
Transfers out of Level 3 relate to certain of our investments in convertible debt securities of early-stage entities that were reclassified from available-for-sale investments to cost method investments upon conversion to equity ownership, which are included in Other assets in our condensed consolidated balance sheets.
Accounts Receivable, Net

	September 30, 2013	December 31, 2012	2013 Compared to 2012
	(In thousands)
Accounts receivable	$455,766	$637,403	$(181,637)
Allowance for returns	(1,596)	(2,564)	968
Allowance for doubtful accounts	(3,775)	(3,883)	108
Accounts receivable, net	$450,395	$630,956	$(180,561)
The decrease in Accounts receivable, net, when comparing September 30, 2013 to December 31, 2012 was primarily due to increased collections during the nine months ended September 30, 2013 on higher sales in the fourth quarter of 2012. The activity in our Allowance for returns was comprised primarily of $4.4 million in credits issued for returns during the nine month period ended September 30, 2013, partially offset by $3.5 million of provisions for returns recorded during the nine month period ended September 30, 2013. The activity in our Allowance for doubtful accounts was comprised primarily of $1.4 million of uncollectible accounts written off, net of recoveries during the nine month period ended September 30, 2013, partially offset by $1.3 million in additional provisions for doubtful accounts during the nine month period ended September 30, 2013. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.9 billion, of which $500.0 million was approved in October 2013. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At September 30, 2013, approximately $179.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan.
During the three months ended September 30, 2013, we expended approximately $55.3 million on open market purchases, repurchasing 764,800 shares of outstanding common stock at an average price of $72.30. During the nine months ended September 30, 2013, we expended approximately $156.3 million on open market purchases, repurchasing 2,240,050 shares of outstanding common stock at an average price of $69.79.
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
Shares for Tax Withholding
During the three months ended September 30, 2013, we withheld 43,035 shares from stock units that vested, totaling $2.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2013, we withheld 389,369 shares from stock units that vested, totaling $27.7 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
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
Evaluation of Disclosure Controls and Procedures
As of September 30, 2013, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.
During the quarter ended September 30, 2013, we continued to improve and enhance our financial reporting processes by implementing certain information systems related to variable sales compensation, derivative financial instruments and leases. These systems will enable the standardization of the processes, recording and reporting related to these areas. The implementations were not made in response to any deficiency in our internal control over financial reporting; however, we believe that the implementations have enhanced our system of internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 21, 2013, except as disclosed in Part II, Item IA, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which was filed with the Securities and Exchange Commission on August 6, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.9 billion, of which $500.0 million was approved in October 2013. The objective of the stock repurchase program is to improve stockholders’ returns. At September 30, 2013, approximately $179.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended September 30, 2013:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (in thousands) (2)
July 1, 2013 through July 31, 2013	22,511	$62.79	—	$234,575
August 1, 2013 through August 31, 2013	559,021	72.42	541,186	195,387
September 1, 2013 through September 30, 2013	226,303	72.04	223,614	179,277
Total	807,835		764,800	$179,277

(1)
Represents shares acquired in open market purchases and 43,035 shares withheld from stock units that vested in the third quarter of 2013 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We expended approximately $55.3 million during the quarter ended September 30, 2013 for repurchases of our common stock. For more information see Note 13 to our condensed consolidated financial statements.

(2)
Shares withheld from stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of stock units do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 5.	OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that Mark Templeton, our President and Chief Executive Officer, David Henshall, our Executive Vice President, Operations and Chief Financial Officer, and Godfrey Sullivan and Tom Bogan, each of whom are members of our Board of Directors, entered into a new trading plans in the third quarter of 2013 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We have also been advised that, in the third quarter of 2013, Murray Demo, a member of our Board of Directors, entered into an amendment to the trading plan he previously entered into in the first quarter of 2013. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on November 5, 2013, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets

(ii) the Condensed Consolidated Statements of Income

(iii) the Condensed Consolidated Statements of Comprehensive Income

(iv) the Condensed Consolidated Statements of Cash Flows

(v) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail

†	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of November 2013.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Acting Chief Executive Officer and Chief Financial Officer
(Authorized Officer, Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from Citrix Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on November 5, 2013, formatted in XBRL, as follows:

(i) the Condensed Consolidated Balance Sheets

(ii) the Condensed Consolidated Statements of Income

(iii) the Condensed Consolidated Statements of Comprehensive Income

(iv) the Condensed Consolidated Statements of Cash Flows

(v) the Notes to Condensed Consolidated Financial Statements, tagged in summary and detail

†	Furnished herewith.