Form 10-K
period 2013-12-31
CITRIX SYSTEMS INC
filed 2014-02-20
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $11,044,768,169. As of February 14, 2014 there were 183,753,307 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
ITEM 1. BUSINESS
General
Citrix is a leader in virtualization, networking and cloud infrastructure to enable new ways for people to work better. Citrix solutions help IT and service providers to build, manage and secure virtual and mobile workspaces that seamlessly deliver apps, desktops, data and services to virtually anyone, on any device, over any network or cloud.
We market and license our products directly to customers, over the Web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, original equipment manufacturers, or OEMs and service providers.
Citrix is a Delaware corporation founded on April 17, 1989.
Business Overview
For over twenty five years, we have pursued our long-term vision: a world where people can experience work and life their way. We have led several waves of innovation to help our customers realize that vision. Today, mobility and cloud services offer us the greatest opportunities to continue to advance that vision.
We see very clearly three forces impacting our customers' IT organizations - consumerization, transformation and fragmentation of IT. These forces are creating two rapidly growing gaps, between the consumer computing experience and the enterprise experience, and between the speed and flexibility of the cloud versus traditional enterprise IT.
These forces are accelerating the disruption of our accustomed ways of computing and legacy platforms; but they are also enabling the reinvention of work, of computing and of business - in a concept called mobile workstyles, enabled by cloud services.
We are combining our products and technologies in the areas of mobility, desktop and application virtualization, cloud networking, cloud platforms, collaboration, and data sharing into a compelling set of solutions that power mobile workstyles and cloud services. An overview of our current products and solutions follows.
Products and Services
Our products and services target customers of all sizes, from individuals and professional consumers, to large global enterprises. Two divisions, the Enterprise and Service Provider division (formerly Infrastructure division) and the Software as a Service, or SaaS division (formerly Online Services division), administer the research and development, product marketing, and product management for our offerings. Our Enterprise and Service Provider division is comprised of Mobile and Desktop and Networking and Cloud products. Our SaaS division is comprised of Collaboration and Data products. Broadly, as an organizing principle, we group our offerings in the following main categories within our two divisions:
Mobile and Desktop
Desktop and Application Virtualization
Our Desktop and Application Virtualization products are built to transform and reduce the cost of traditional desktop management by virtualizing the desktop and applications in the datacenter and delivering a cloud-like service to users anywhere on any device.

•
Citrix® XenDesktop® is a fully integrated desktop virtualization system that gives customers the flexibility to deliver desktops and applications as cloud services - enabling mobile workstyles and simplifying desktop management. XenDesktop breaks down traditional cost barriers by reducing server and storage costs through the use of pooled desktops that can be personalized on-demand. XenDesktop is available in multiple editions designed for different requirements, from simple VDI-only deployments to sophisticated, enterprise-class desktop and application delivery services that can meet the needs of everything from basic call center environments to high-powered graphics workstations. In XenDesktop Enterprise and Platinum editions, customers also receive the industry-leading Citrix XenApp to manage and mobilize Windows applications. FlexCast delivery technology powers all these options for delivering desktops and apps, for different types of users and use cases, while optimizing solution costs. XenDesktop includes HDX technologies to give users a high-definition experience - even when using multimedia, real-time collaboration, USB devices, and 3D graphics content - while consuming less bandwidth than competing solutions.

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

•
Citrix® XenClient® Enterprise is a high-performance, bare-metal hypervisor that runs directly on the client device hardware, dividing up the resources of the machine and enabling multiple operating systems to run side by side in complete isolation. XenClient is available as a free download on citrix.com.

•
Citrix Receiver™ is the client side of XenApp and XenDesktop. Citrix Receiver is available as a free download from citrix.com supporting numerous types of client devices. Citrix Receiver uses the HDX technologies (discussed below) to communicate with XenApp and XenDesktop.

Mobility
Our Enterprise Mobility Management products help organizations secure and manage mobile devices along with the apps and data that reside on the mobile device. XenMobile® allows IT to easily meet mobile device security and compliance requirements for BYO and corporate liable devices while giving users the freedom to experience work and life their way. Unlike other mobile device management, or MDM and mobile application management, or MAM products, XenMobile provides the quickest path to productivity for mobile users with the low cost of ownership:

•
XenMobile® Enterprise is a comprehensive solution to manage mobile devices, apps, and data. Users have single-click access to all of their mobile, SaaS and Windows apps from a unified corporate app store, including seamlessly integrated email, browser, data sharing and support apps. IT gains control over mobile devices with full configuration, security, provisioning and support capabilities. Flexible deployment options give IT the choice to manage XenMobile in the cloud or on-premise. In addition, XenMobile securely delivers Worx Mobile Apps, mobile apps built for businesses using the Worx App Software Development Kit, or SDK and found through the Worx App Gallery. With XenMobile, IT can meet their compliance and control needs while users get the freedom to experience work and life their way.

•
XenMobile® MDM™ provides role-based management, configuration and security of corporate and employee-owned devices. IT can enroll and manage any device, blacklist or whitelist apps, detect jailbroken devices and perform a full or selective wipe of a device that is out of compliance. Users can use any device they choose, while IT can ensure compliance of corporate assets and the security of corporate content on the device.

Networking and Cloud
Networking and Cloud includes our Cloud Networking and Cloud Platform products. Our Cloud Platform products help organizations build clouds, transform and deliver apps and desktops as cloud services. Our Cloud Networking products allow organizations to deliver cloud services to any device with high performance, security and reliability.

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

•
ByteMobile® Smart Capacity™ solutions encompass a range of functionality that helps mobile network operators effectively address the traffic challenges and revenue opportunities of the mobile data revolution. These solutions include video optimization, web optimization, policy control, mobile analytics, adaptive traffic management, and quality of experience management.

•
Citrix CloudBridge™ connects enterprise datacenters to any end point required of network branches, public and private clouds, data centers and other third party providers. The flexibility of CloudBridge allows enterprises to turn on optimization and acceleration features to ensure quality of experience for desktops, applications, video and multimedia applications for branch and mobile users. CloudBridge is optimized for virtual desktops and applications delivered by XenDesktop and XenApp.

Cloud Platform

•
Citrix CloudPortal Business Manager™ is a comprehensive portal for provisioning hosted applications, desktops, services and infrastructure as a service, or IaaS, from the cloud. The multi-tenant platform automates business and operations support services thereby saving time and money while empowering customers with self-service day-to-day administration. CloudPortal simplifies cloud services by making management consistent and easy through a Web portal for on-boarding, provisioning, adds-moves-changes and usage reports.

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

Collaboration and Data
Collaboration and Data products allow organizations to enable mobile workstyles and offer employees the ability to move seamlessly across a diverse mix of devices and collaborate and share information.
Collaboration

•
GoToMeeting® is an easy-to-use, secure and cost-effective product for online meetings, sales demonstrations and collaborative gatherings. GoToMeeting users can easily host, or participate in online meetings from a Mac, PC, iPad, iPhone, Windows 8 tablet, Windows Phone or Android device. GoToMeeting comes equipped with integrated conference dial-in numbers, Voice over Internet Protocol, or VoIP and HDFaces® high-definition video conferencing. It features an advanced, secure communication architecture that uses industry-standard secure sockets layer, or SSL, encryption.

•
GoToWebinar® is an easy-to-use, do-it-yourself webinar product, allowing organizations to increase market reach and effectively present online to geographically dispersed audiences. GoToWebinar users can easily host, attend or participate in a webinar session from a Mac, PC or mobile device without significant training or IT support; attendees can join from a Mac, PC, iPad, iPhone or Android device. GoToWebinar includes such features as full-service registration with real-time reports; customized branding; automated email templates; polling and survey capabilities; a webinar dashboard for monitoring attendance and participation; easy presenter controls for changing presenters; high-definition webcam sharing for up to 6 organizers and panelists and VoIP and toll-based phone options.

•
Podio™ is a tool for small to medium-sized businesses, or SMBs, to organize and track their projects and everyday work. Podio workspaces enable teams to structure their work with Podio Apps that they build themselves, to suit their processes. These workspaces are designed to increase transparency, and foster greater accountability, knowledge sharing and employee engagement. Podio works seamlessly on both web and mobile.

•
GoToTraining® is an easy-to-use and secure online training product that enables individuals and enterprises to provide interactive training sessions to customers and employees in any location. GoToTraining users can easily create curriculums for their students from a Mac or PC without significant training or IT support; attendees can join from a Mac, PC, iPad, or iPhone. GoToTraining includes such features as full-service registration with real-time reports; materials; automated email templates; polling and survey capabilities as well as testing; and high-definition webcam sharing for up to 6 participants and VoIP and toll-based phone options.

•
GoToMyPC® is an online service that enables mobile workstyles by providing secure, remote access to a PC or Mac from virtually any Internet-connected computer, as well as from supported iOS or Android mobile devices, such as the iPad, iPhone, Kindle Fire and, Samsung Galaxy. GoToMyPC sets up easily with a secure encrypted connection and enables individuals to remotely use any resources hosted on their desktop just as though they were sitting in front of it.

•
GoToAssist® provides easy-to-use cloud-based IT support solutions to deliver maximum uptime for people and their computers, mobile devices and apps. GoToAssist's integrated toolset is built specifically for IT managers, consultants and managed service providers.

Data Sharing

•
ShareFile® is a secure, cloud-based file sharing and storage solution built for business. ShareFile enables business professionals to manage and share data securely and easily and solves the mobility and collaboration needs of users. It replaces insecure and inconsistent methods of transferring large and confidential files including email attachment, FTP and consumer cloud storage services. ShareFile protects client data throughout the storage and transfer process, using up to 256-bit encryption and SSL or Transport Layer Security, or TLS encryption protocols for transfer and 256-bit encryption for files at rest on ShareFile servers. Password protection and granular access to folders and files stored with ShareFile ensure that data remains in control of the company. With ShareFile Enterprise, organizations can manage their data on premises in customer managed StorageZones, choose Citrix managed secure cloud options or create a mix of both.

License Updates and Maintenance
We provide several ways for customers to receive upgrades, support and maintenance for products.

•
Subscription Advantage provides customers access to the latest product version updates when made available during their membership term. These updates include major changes to the product architecture and updates to the feature set of a product. Citrix software products eligible for participating in the Subscription Advantage program come with the first year of Subscription Advantage embedded into the cost of the product.

•
Technical Support Services are specifically designed to address the variety of challenges facing our customers’ IT environments. We offer several support-level options, global coverage and personalized relationship management. Post-sale technical support is offered through Citrix-operated support centers located in the United States, Ireland, Japan, Hong Kong, Australia, Singapore and India. In most cases, we provide technical advice to channel distributors and entities with which we have a technology relationship, who act as the first line of technical assistance for end-users.

•
Premier Support provides 24x7x365 unlimited-incidents worldwide support for Citrix software products covered by Subscription Advantage. Available at the time of product purchase or with a Subscription Advantage renewal, Premier Support is offered on a per license basis.

•
Hardware Maintenance provides technical support from Citrix experts to diagnose and resolve issues encountered with appliances. It also offers the latest software upgrades and replacement of malfunctioning appliances to minimize organizational downtime. Additionally, dedicated account management is available as an add-on to the program for an even higher level of service.

•
Software Maintenance combines 24x7x365 unlimited worldwide support with product version upgrades when available. The first year of Software Maintenance is required with certain corresponding product purchases.

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

Technology
Our products are based on a full range of industry-standard open source technologies. In addition, certain of our products are also based on our proprietary technologies.

•
Citrix HDX™ Technologies is a family of innovations that optimize the end-to-end user experience in virtual desktop and virtual application environments. These technologies incorporate our ICA protocol, which consists of server- and client-side technology that allows graphical user interfaces to be transmitted securely over any network, and include HDX Broadcast, MediaStream, Realtime, Mobile, Plug-n-Play RichGraphics, WAN Optimization and Adaptive Orchestration features which work together to provide a high-definition user experience across a wide array of applications, devices and networks.

•
Citrix FlexCast® technologies combine a range of desktop and application virtualization innovations that work in concert to enable enterprise IT departments the ability to support a wide range of use cases.

•
Citrix personalization technologies increase desktop virtualization adoption by providing a personalized end-user experience while optimizing resource usage in the data center and overall total cost of ownership, or TCO.

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

•
ByteMobile® Adaptive Traffic Management System combines functions such as video and web optimization, caching, policy control, and reporting and analytics into a single centrally managed element. These functions are performed based on dynamic awareness of mobile carrier traffic conditions and also based on User Experience Indexing (UXI), where the quality of a single mobile subscriber’s data experience can be tracked and enhanced by automated modifications made to network performance.

•
Citrix XenMobile® is our foundational technology that delivers a holistic mobile computing platform. Its main components include MDM, MAM and a set of mobile applications including secure email, web browsing, and data sharing on a host of mobile platforms including iOS, Android and Windows mobile.

•	Citrix CloudPortal™ Business Manager is a service aggregation, catalog, billing, and chargeback solution that enables service providers and IT organizations to offer cloud services.

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

•
HDFaces® in GoToMeeting, GoToWebinar and GoToTraining delivers high-definition video conferencing and one-to-many video streaming over the public Internet. It includes proprietary network transport protocols and transcoding software that optimize video quality for each endpoint device.

Innovation is a core Citrix competency. We have many additional unique inventions that are important enablers of our continued leadership in desktop and application virtualization, mobility, cloud networking, cloud platforms, collaboration and data sharing.
Customers
We believe that the primary IT buyers involved in decision-making related to our solutions are the following:

•
Strategic IT Executives including chief information officers, chief technology officers, chief information security officers and vice presidents of infrastructure, who have responsibility for ensuring that IT services are enablers to business initiatives and are delivered with the best performance, availability, security and cost.

•	Desktop Operations Managers who are responsible for managing Windows Desktop environments including corporate help desks.

•	IT Infrastructure Managers who are responsible for managing and delivering Windows-based applications.

•
Directors of Messaging and Mobility, who are, respectively, responsible for Exchange and defining mobile strategies and solutions for securing and managing mobile devices including their content and applications.

•	Network Architects who are responsible for delivering Web-based applications who have primary responsibility for the WAN infrastructure for all applications.

•	Server Operations Managers who are responsible for specifying datacenter systems and managing daily operations.

•	Individuals and prosumers, who are responsible for choosing personal solutions and helping small businesses select simple-to-use computing solutions.

•	Small business owners who are responsible for choosing the systems needed to support their business goals, such as SaaS.

•	Line of business and functional executives that determine the need for our SaaS offerings at certain enterprises.

•	Chief technology officer office and engineering department (managers, architects, etc.) for telecommunications service providers are the primary buyers of our ByteMobile Smart Capacity solutions.

•	Chief information officer office and engineering departments within service providers, using Citrix product to deliver desktops and applications as hosted cloud services.
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
Technology Relationships
We have a number of technology relationships in place to accelerate the development of existing and future products and go-to-market. These relationships include cross-licensing, OEM, joint reference architectures, and other arrangements that result in better solutions for our customers.
Microsoft
We have collaborated with Microsoft on various technologies, including terminal services, cloud networking and virtualization. Since our inception, we have had a number of license agreements with Microsoft, including patent cross-licenses and source code licensing agreements that have provided us access to source code for versions of Microsoft Windows Server. These agreements are not required for our software development processes on Windows Server and do not provide for payments to or from Microsoft. Our two companies have a long-standing go-to-market partnership, and that continues to grow as we introduce more joint solutions in new areas such as XenDeskop on Azure.
Cisco
We have a technology collaboration with Cisco Systems, Inc., or Cisco, to develop and deliver solutions that help customers simplify and accelerate large-scale desktop virtualization deployments, including high-definition virtual desktops and applications and improved end-user experiences, over a highly secure Citrix® HDX-enabled Cisco network. We license the specifications of ICA® to Cisco as part of this agreement.
In October 2012, Cisco and Citrix announced an expanded relationship in three strategic areas: cloud networking, cloud orchestration and mobile workstyles. In 2013, we delivered solutions in all three areas. Cisco introduced an OEM version of our Netscaler Application Delivery Controller technology, called Citrix Netscaler 1000V, which is sold as a part of their Cloud Virtual Network Services architecture platform. We are also delivering tight integration between appliance versions of Citrix NetScaler and Cisco’s higher end Nexus 7000 product line. Also announced by Cisco this year is a new joint Desktop as a Service solution offering targeted at service provider companies.
Additional Relationships
Over the past year, our partners have expanded their focus on the broad range of Citrix products. Some examples include Alcatel-Lucent, who OEMs Citrix CloudPlatform as a part of their CloudBand solution, and Dell who OEMs XenDesktop, for their DVS-Enterprise solution. HP, IBM and Fujitsu also have multiple offerings in the market with XenDesktop, XenMobile and NetScaler. We have also built relationships with NetApp and CA Technologies that complement the benefits provided by Citrix XenServer, XenDesktop, XenApp and CloudPlatform. Amazon now re-sells Citrix NetScaler, Citrix CloudBridge, and Citrix XenMobile in its Amazon Web Services, or AWS Marketplace, and we collaborate to allow customers to run XenDesktop on the AWS platform.
Through our Citrix Ready program, more than 21,000 products have been verified to work with Citrix technologies. In addition, numerous partners proactively incorporate Citrix products and technologies such as Receiver, XenServer, XenDesktop, XenClient, XenApp, NetScaler, CloudGateway, and HDX (ICA) technologies into their customer offerings. Our HDX and Receiver technologies are often included with or offered for thin clients, industry-standard servers and mobile devices, such as Apple's iPhone and iPad, Windows Mobile, Blackberry and Google Android devices. Licensees include Dell, Samsung, Fujitsu and Hewlett Packard, among others.
Research and Development
We focus our research and development efforts on developing new products and core technologies in our core markets and to further enhancing the functionality, reliability, performance and flexibility of existing products. We solicit extensive feedback concerning product development from customers, both directly from and indirectly through our channel distributors.
We believe that our software development teams and core technologies represent a significant competitive advantage for us. Included in the software development teams is a group focused on research activities that include prototyping ways to integrate emerging technologies and standards into our product offerings, such as emerging Web services technologies, management standards and Microsoft's newest technologies. Many groups within the software development teams have expertise in Extensible Markup Language, or XML, based software development, integration of acquired technology, multi-tier Web-based application development and deployment, SSL secure access, hypervisor technologies, cloud technologies, networking technologies, VoIP-based audio technology, Web-based video technology and building SaaS. We incurred research and development expenses of approximately $516.3 million in 2013, $450.6 million in 2012 and $380.7 million in 2011. In addition to internal research and development, Citrix also supports an eco-system of early stage companies via our Startup Accelerator program which provides seed capital for new technologies.
Sales, Marketing and Services
We market and license our products and services through multiple channels worldwide, including thousands of Value-Added Resellers known as Citrix Solution Advisors™, Value-Added Distributors, hosted Service Providers, System Integrators, or SIs, Independent Software Vendors, or ISVs, direct over-the-Web and OEMs. These distribution channels are managed by our worldwide sales and services organization. We provide training and certification opportunities to our channel partners and consultants for the full-range of Citrix products, solutions and services through our Citrix Partner Network. In addition, our SaaS division provides our collaboration and data sharing offerings through direct corporate sales, Solution Advisors, and direct over-the-Web through our websites.
In 2013, we made global partner program changes to help Solution Advisors develop new opportunities and specializations, engage at a deeper level with customers and lead in mobile workstyle solutions and cloud services. The changes included: differentiated Citrix Advisor Rewards by partner level; Citrix Opportunity Registration discounts for cloud networking deals; clear, published criteria for achieving Gold and Platinum status; and refreshed certification requirements paired with no cost training subscriptions for Gold and Platinum levels to expedite acquisition of the latest knowledge and skills. Citrix Advisor Rewards™, is an innovative influencer program that rewards our partners for registering projects and providing value-added selling even if they do not fulfill the product. Solution Advisors who achieve Gold or Platinum status through sales volume and training investments earn higher rewards. Introduced in 2013, Citrix Opportunity Registration provides qualified partners with a competitive edge in cloud networking through an additional upfront discount on the opportunities they register. We continued to focus on increasing the productivity of our existing partners and building capacity through targeted recruitment, introducing programs to increase partner mindshare, limit channel conflict and increase partner loyalty to us.
As Citrix continues to lead with cloud services, we have been cultivating a global base of over 2,600 partners within the Citrix Service Provider program. These partners, consisting of managed service providers, IT hosting companies and Telcos, license Citrix desktop, application, networking and MDM products on a monthly subscription basis. With these technologies partners then create various vertically differentiated offers of their own, consisting of cloud-hosted applications and cloud-hosted desktops, that they then resell both to SMBs and to enterprise IT. Besides supplying technology, Citrix is actively engaged in assisting these partners develop their hosted businesses by supplying business and marketing assistance.
For all of our channels, we regularly take actions to improve the effectiveness of our partner programs and strengthen our channel relationships, including managing non-performing partners, adding new partners with expertise in selling into new markets and forming additional strategic global and national partnerships. SI and ISV engagement continues to be a substantial part of our strategy in the large enterprise and government markets. The SI program includes organizations such as Accenture, Atos Origin, Computer Sciences Corporation, Dimension Data, Hewlett Packard, Fujitsu, IBM Global Services, Wipro and TATA Consultancy Services Limited, among others. The ISV program has a strong representation from targeted industry verticals such as healthcare, financial services and telecommunications. Members in the ISV program include Cerner Corporation, Epic Systems Corporation, McKesson Corporation, and Siemens Medical Health Solutions, among many others.
Our corporate marketing organization provides sales and industry event support, demand generation, web and social marketing, sales tools and collateral, advertising, direct mail, industry analyst relations and public relations coverage to our indirect channels to aid in market development and in attracting new customers. Our partner development organization actively supports our partners to improve their commitment and capabilities with Citrix solutions. Our customer sales organization consists of field-based systems sales engineers and corporate sales professionals who work directly with our largest customers, and coordinate integration services provided by our partners. Additional sales personnel, working in central locations and in the field, provide additional support including recruitment of prospective partners and technical training with respect to our products.
Although we have thousands of partnerships, one distributor, Ingram Micro, accounted for 14% of our net revenues in 2013, 16% of our total net revenues in 2012 and 17% of our total net revenues in 2011. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), one of which was individually responsible for over 10% of our total net revenues in each of the last three fiscal years. In addition, there was no individual VAR that accounted for over 10% of our total net revenues in 2013, 2012 and 2011.
We are not obligated to accept product returns from our channel distributors under any conditions, unless the product item is defective in manufacture. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for information regarding our revenue recognition policy.
International revenues (sales outside the United States) accounted for approximately 45.4% of our net revenues for the year ended December 31, 2013, 45.3% of our net revenues for the year ended December 31, 2012 and 43.2% of our net revenues for the year ended December 31, 2011. For detailed information on our international revenues, please refer to Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013.
Segment Revenue
Our revenues are derived from our Enterprise and Service Provider division products, which primarily include Mobile and Desktop products, Networking and Cloud products and related license updates and maintenance, support and professional services and from our SaaS division's Collaboration and Data products. The Enterprise and Service Provider division and the SaaS division constitute our two reportable segments. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013.

Operations
For our Cloud Networking products, including NetScaler and Cloud Bridge, we use independent contractors to provide a redundant source of manufacture and assembly capabilities. Independent contractors provide us with the flexibility needed to meet our product quality and delivery requirements. We have manufacturing relationships that we enter into in the ordinary course of business, primarily with Flextronics and IBM (primarily for ByteMobile Smart Capacity) under which we have subcontracted the majority of our hardware manufacturing activity, generally on a purchase order basis. These third-party contract manufacturers also provide final test, warehousing and shipping services. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. Our contract manufacturers manufacture our products based on forecasted demand for our products. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. We are dual-sourced on our components, however, in some instances, those sources may be located in the same geographic area. Accordingly, if a natural disaster occurred in one of those areas, we may need to seek additional sources. Products are then shipped to our channel distributors, VARs or end-users. If the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for products ordered to meet our forecast or customer orders. In 2013, we did not experience any material difficulties or significant delays in the manufacture and assembly of our products.
We control all purchasing, inventory, scheduling, order processing and accounting functions related to our operations. For our software products, production, warehousing and shipping are performed by our independent contractors HP, Ireland and Digital River. Master software CD-ROMs, development of user manuals, packaging designs, initial product quality control and testing are primarily performed at our facilities. In some cases, independent contractors also duplicate CD-ROMs, print documentation and package and assemble products to our specifications.
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
We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations' fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to compensation plan accelerators that are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. We expect this trend to continue through the first quarter of 2014. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues.
Competition
We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. As the markets for our products and services continue to develop, additional companies, including those with significant market presence in the computer appliances, software and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See “-Technology Relationships” and Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2013.
Mobile and Desktop
Our Desktop and Application Virtualization products are based on an alternative technology platform the success of which will depend on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting desktop and application virtualization solutions. Our primary competition in this market is the existing IT desktop management practice of manually configuring physical desktops, which is time-consuming, expensive and subject to inconsistency. We also face numerous competitors that provide automation of these processes and alternative approaches, including VMware's Horizon View product and Oracle Corporation, or Oracle's, broad virtualization stack which is a feature of its operating system and management software. We believe XenDesktop and XenApp give Citrix a competitive advantage by providing customers multiple ways to virtualize and deliver desktops and or apps with one, integrated virtualization system and delivering a higher performance user experience.

Our Enterprise Mobility Management product line, XenMobile, competes with VMware, MobileIron, Good Technology and other smaller competitors. We believe we differentiate ourselves from these competitors by providing the most complete solution on the market, with MDM, MAM and core mobile applications, including secure mobile email, calendar and browser.
We also see competition from competitors that are combining mobile and desktop technologies. VMware is an example with their Horizon Suite, positioned as a platform for workforce mobility. We believe the Citrix solution, enabled by the Xen suite of products, is the best solution available today that can securely deliver a mobile workspace - all Windows, Web, SaaS and native mobile applications, data and virtual desktops - to any device, anywhere. Further, we believe that our end-user experience has a competitive edge when compared to the alternative solutions due to the intuitiveness and self-service features of our offering.
Networking and Cloud
Our NetScaler products compete against other established competitors, including, F5 Networks, Inc., or F5, and to a lesser extent, A10 Networks. Both compete with us for traditional enterprise sales opportunities, while F5 is our principal competitor in the Internet-centric market segment. We continue to enhance NetScaler's feature capability and aggressively market NetScaler to our existing customer base as well as expanding into telco and cloud provider markets.
Our ByteMobile Smart Capacity product's primary competition is a network engineering organization that elects not to employ the type of optimization solution we offer. In addition, ByteMobile Smart Capacity competes with single-purpose or limited-purpose vendors that address a portion of what our product offers and may or may not partner with other vendors to complete their offerings. Our ByteMobile Smart Capacity product is a market share leader in the video and web optimization market, with a large installed base of tier-one mobile network operator customers. We believe that ByteMobile Smart Capacity has competitive advantages both in core optimization technology and in its ability to consolidate disparate hardware and software functionality into a single managed network element.
Competition for CloudBridge, comes in the form of alternative approaches to making the cloud a secure extension of a company's on-premise enterprise network, such as WAN optimization, Internet protocol security, or IPSec, or multi-protocol label switching, or MPLS, network solutions, among others. F5 is a key competitor in this space. With regards to WAN optimization, CloudBridge also competes with Cisco and Riverbed Technology, Inc., or Riverbed. Cisco has the largest market share, benefiting from its leadership in the networking market. Riverbed is a less established company than Citrix, but has the advantage of being focused solely on WAN optimization. We believe CloudBridge is a more feature-rich solution than the other alternatives and provides superior flexibility as part of NetScaler.
VMware is also the main competitor for our CloudPlatform product, which is an advanced platform for building highly scalable and reliable cloud computing environments, and our CloudPortal product, which is a comprehensive portal for provisioning hosted applications, desktops, services and IaaS. Unlike VMware's products, our CloudPlatform and CloudPortal products draw on the successful models and experience of large, public cloud implementations and apply them to enterprise, private clouds. The differentiation and experience of our products is expanded when coupled with our NetScaler and XenServer products, both of which are used in large, public cloud implementations. Additionally, OpenStack, an open source project, provides an alternative solution to our CloudPlatform product. We believe CloudPlatform has a competitive advantage, as it is production ready for cloud deployment.
In the server virtualization market, we compete directly with VMware, which was first to market with this technology and is widely regarded as the market leader. In addition, we also compete with Microsoft's Windows Server 2012 with Hyper-V. Microsoft first entered this market in 2008 and has since established its position as a leader in this space. To a lesser extent, and mostly only in the niche technology areas of test and development, we compete with RedHat, who recently expanded into this market. We believe XenServer, our server virtualization product, has features that are competitive with VMware's ESX Server in terms of performance, scalability and other enterprise-class capabilities. XenServer is offered as a free download, which significantly increases the reach of server virtualization to customers of all sizes and geographies. We monetize the XenServer product line by selling maintenance and updates, which aligns with our CloudPlatform go-to-market strategy.
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
In Collaboration, we compete primarily with Cisco WebEx, Microsoft Lync and Skype, and conferencing call solutions from Intercall, PGi, AT&T and Verizon. Additionally we compete with freemium products such as Logmein's Join.me and

Google's Google + Hangouts. Our GoToMeeting, GoToWebinar and GoToTraining products have proven to be competitive based on ease-of-use and the All You Can Meet® pricing model, combined with built-in VoIP and toll-based PSTN audio services. We further differentiate our collaboration products by integrating OpenVoice toll-free seamlessly with the built-in VoIP and toll audio services and having purpose-built solutions for marketing and training use cases. We believe these features give us competitive advantage among individual, prosumer and SMB customers.
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
Our GoToAssist product has achieved a large market share for Web-based clientless remote support. This product includes a version purpose-built for individual users, consultants and small businesses, positioning Citrix as the only provider of remote support solutions for all segments of the market. In remote support, we compete with Cisco's WebEx and LogMeIn.
In the data sharing market, ShareFile's direct competition includes Dropbox, Inc., Box, Inc. and HighTail, Inc. (formerly YouSendIt), as well as legacy solutions like traditional file transfer protocol, or FTP, in the SMB market. Many of these competitors have strong brand recognition through their consumer and free versions of their products. However, we believe ShareFile offers a superior solution as it is built specifically for the needs of businesses. In the Enterprise segment, there are fewer direct competitors to the ShareFile product. Increased competition is anticipated as large enterprises need to deploy secure data syncing and sharing solutions for a growing mobile workforce. We believe that Citrix's strong reputation in the Enterprise market, along with ShareFile's integration into Citrix products such as Receiver and XenMobile, and our unique ability to store data on-premise or in the Cloud, will be a key differentiator.
Proprietary Technology
Our success is dependent upon certain proprietary technologies and core intellectual property. We have been awarded numerous domestic and foreign patents and have numerous pending patent applications in the United States and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have established proprietary trademark rights in markets across the globe, and own trademark registrations and pending registration applications in the United States and other countries, including ByteMobile®, Citrix®, Citrix Access Gateway™, Citrix Receiver™, Citrix Synergy™, CloudGateway™, CloudPortal™, GoToMeeting®, GoToWebinar®, NetScaler®, Podio™, ShareFile®, Xen®, XenApp®, XenClient®, XenDesktop®, XenMobile® and XenServer®. While our competitive position could be affected by our ability to protect our proprietary information, we believe that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our technology relationships, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, enhance and market software products could be more significant in maintaining our competitive position. See Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2013.
Available Information
Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2013.
Employees
As of December 31, 2013, we had 9,166 employees. We believe our relations with employees are good. In certain countries outside the United States, our relations with employees are governed by labor regulations that provide for specific terms of employment between our company and our employees.

ITEM 1A. RISK FACTORS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2013, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2013, that are not historical facts, including, but not limited to, statements concerning the impact of the global economy and uncertainty in the IT spending environment; the success and growth of our product lines, including transitions in the markets for our desktop virtualization and collaboration products and services; our ability to develop and commercialize new products and services, including enterprise mobility and cloud platform products, while growing our established virtualization, networking and collaboration products and services; disruptions due to changes and transitions in key personnel and succession risks, including but not limited to risks related to the timing and outcome of our CEO search; the introduction of new products by competitors or the entry of new competitors into the markets for our products and services; changes in our revenue mix towards products and services with lower gross margins; seasonal fluctuations in our business; failure to execute our sales and marketing plans; failure to successfully partner with key distributors, resellers, system integrators, service providers and strategic partners and the company's reliance on and the success of those partners for the marketing and distribution of our products; our ability to maintain and expand our business in small sized and large enterprise accounts; the size, timing and recognition of revenue from significant orders; the success of investments in our product groups, foreign operations and vertical and geographic markets; our ability to make suitable acquisitions on favorable terms in the future; risks associated with acquisitions, including failure to further develop and successfully market the technology and products of acquired companies, failure to achieve or maintain anticipated revenues and operating performance contributions from acquisitions, which could dilute earnings, the retention of key employees from acquired companies, difficulties and delays integrating personnel, operations, technologies and products, disruption to our ongoing business and diversion of management's attention from our ongoing business; the recruitment and retention of qualified employees; risks in effectively controlling operating expenses, including failure to manage untargeted expenses; the effect of new accounting pronouncements on revenue and expense recognition; the risks associated with securing data and maintaining security of our networks and customer data stored by our services; failure to comply with federal, state and international regulations; litigation and disputes, including challenges to our intellectual property rights or allegations of infringement of the intellectual property rights of others; the inability to further innovate our technology or enter into new businesses due to the intellectual property rights of others; changes in our pricing and licensing models, promotional programs and product mix, all of which may impact revenue recognition; charges in the event of the impairment of acquired assets, investments or licenses; international market readiness, execution and other risks associated with the markets for our products and services; unanticipated changes in tax rates, non-renewal of tax credits or exposure to additional tax liabilities; risks of political and social turmoil constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition could vary materially from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2013, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
Our business could be adversely impacted by conditions affecting the information technology market.
The demand for our products and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers, and general economic conditions. Moreover, the purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Future economic projections for the information technology sector are uncertain and highlight an industry in transition from legacy platforms to mobile, cloud, big data and social solutions. If our current and prospective customers cut costs they may significantly reduce their information technology expenditures. Additionally, if our current and prospective customers shift their information technology spending more rapidly towards newer technologies and solutions, the demand for our products and services most aligned with legacy platforms (such as our Desktop Virtualization products) could decrease. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition.

If we do not develop new products and services, integrate acquired products and services and enhance our existing products and services, our business, results of operations and financial condition could be adversely affected.
The markets for our products and services are characterized by:

•	rapid technological change;

•	evolving industry standards;

•	fluctuations in customer demand;

•	changing and increasingly sophisticated customer needs; and

•	frequent new product and service introductions and enhancements.
Our future success depends on our ability to continually enhance our current products and services, integrate acquired products and services, and develop and introduce new products and services that our customers choose to buy. The emerging markets for our next generation of products and services have yet to be defined. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. If we are unable to keep pace with technological developments of third parties, expectations of the emerging markets and customer demands by introducing new products and services and enhancements, our business, results of operations and financial condition could be adversely affected. Our future success could be hindered by:

•	delays in our introduction of new products and services;

•	delays in market acceptance of new products and services or new releases of our current products and services;

•	our failure to support services in a timely manner;

•	our failure to identify and address significant product quality issues;

•	our inability to position our and/or price our products and services to meet the market demand;

•	our failure to maintain relevance in the evolving marketplace; and

•	third party’s introduction of new products, or services or technologies that could replace, make obsolete or shorten the life cycle of our existing product and service offerings.
We believe the demand for technology has and will continue to shift from the types of products and services we and our competitors have sold in the past to a new generation of products and services. We cannot guarantee that our Enterprise Mobility Management and Desktop and Application Virtualization products, Cloud Platform and Cloud Networking products and Collaboration and Data products will achieve the broad market acceptance by our channel and strategic partners, customers and prospective customers necessary to generate significant revenue in the future. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.
We face intense competition, which could result in customer loss, fewer customer orders and reduced revenues and margins.
We sell our products and services in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. We compete based on our ability to offer to our customers the most current and desired product and services features. We expect that competition will continue to be intense, and there is a risk that our competitors' products may be less costly or, especially with respect to our Collaboration and Data Products, free, provide better performance or include additional features when compared to our products. Additionally, there is a risk that our products may become outdated or that our market share may erode. Further, the announcement of the release, and the actual release, of new products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings. Existing or new products and services that provide alternatives to our products and services could materially impact our ability to compete in these markets. As the markets for our products and services, especially those products in early stages of development, continue to develop, additional companies, including companies with significant market presence in the computer hardware, software, cloud, networking, mobile, collaboration, data sharing and related industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.
We expect to continue to face additional competition as new participants enter our markets. As our businesses continue to expand globally, we may see new and increased competition in different geographic regions. The generally low barriers to entry in certain of our businesses increase the potential for challenges from new industry competitors which for certain of our businesses may include small and medium sized businesses or larger more established companies. Smaller companies new to our market have more flexibility to develop on more agile platforms and have greater ability to adapt their strategy and cost structures which may give them a competitive advantage with our current or prospective customers. We may also see increased competition from new types of products as the options for mobile and cloud, networking and collaboration and data sharing solutions increase. Further, as our industry evolves and our company grows, companies with which we have strategic alliances may become competitors in other product areas or our current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase the competitive pressures we face. We expect to continue to face additional competition as new participants enter our markets. As we continue to expand globally, we may see new competitors in different geographic regions.
In order to be successful, we must attract, engage, retain and integrate key employees, and failure to do so could have an adverse effect on our ability to manage our business.
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled managerial, technical, sales and services, finance and marketing personnel are critical to our future, and competition for experienced employees can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. Competition for qualified personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of products in our industry. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring may harm our business and results of operations.
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. In January 2014, we announced that Mark B. Templeton, our President and Chief Executive Officer, intends to retire within the next year. There are no assurances concerning the timing or outcome of our search for a new Chief Executive Officer. Our ability to execute our business strategies and attract and retain key executives may be adversely affected by the uncertainty associated with the transition to a successor CEO.
Adverse changes in general global economic conditions could adversely affect our operating results.
As a globally operated company, we are subject to the risks arising from adverse changes in global economic and market conditions. Continued economic uncertainty across all geographic locations may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition. Additionally, in response to sustained economic uncertainty, many national and local governments that are current or prospective customers for our products and services have also made, or announced plans to make, significant spending cutbacks which could reduce the amount of government spending on IT and the potential demand for our products and services from government organizations. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business.
Our Desktop and Application Virtualization products are an alternative to the traditional way of managing desktops, and various factors could cause this line of products and services to result in slower revenue growth than we have historically experienced.
The success of our Desktop and Application Virtualization products depends in part on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting desktop and application virtualization solutions. Although we have experienced success with this platform, some customers may experience challenges in implementing desktop and application virtualization due to complexity as they may create complex deployments. In addition, our primary competition in desktop and application virtualization is the existing IT practice of managing physical desktops as devices, and the success of our Desktop and Application Virtualization products may depend on information technology executives' continuing to rethink how desktops can be delivered more effectively and efficiently. To the extent that there is slower adoption of desktop and application virtualization solutions, the revenue growth associated with our Desktop and Application Virtualization products may be slower than we have historically experienced, which could adversely affect our business, results of operations and financial condition.
We anticipate that sales of our Desktop and Application Virtualization products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for our Desktop and Application Virtualization products could occur as a result of:

•	new competitive product releases and updates to existing products;

•	industry trend to focus on the delivery of applications especially on mobile devices;

•	introduction of potential disruptive technology by third parties;

•	termination of our product offerings and enhancements;

•	potential market saturation;

•	technological change;

•	general economic conditions;

•	complexities and cost in implementation;

•	failure to deliver satisfactory technical support;

•	dissatisfied customers; or

•	lack of success of entities with which we have a technology relationship.
 In addition, there continues to be an increase to the number of alternatives to Windows operating system powered desktops, in particular mobile devices such as smartphones and tablet computers. Users may increasingly turn to these devices to perform functions that would have been traditionally performed by desktops and laptops, which in turn may reduce the market for our Desktop and Application Virtualization products.
If our customers do not continue to purchase our Desktop and Application Virtualization products as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected. In addition, modification or termination of certain of our Desktop and Application Virtualization products may cause variability in our revenue and make it difficult to predict our revenue growth and trends in our Desktop and Application Virtualization products as our customers adjust their purchasing decisions in response to such events.
Industry consolidation may result in increased competition.
There has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. Additionally, as IT companies attempt to strengthen or maintain their market positions in the evolving desktop and application virtualization, collaboration and data sharing, mobility, cloud networking and cloud platform markets, these companies continue to seek to deliver comprehensive IT solutions to end users and combine enterprise-level hardware and software solutions that may compete with our virtualization, mobility and collaboration and data sharing solutions. These consolidators or potential consolidators may have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary products and services. The companies resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.
Actual or perceived security vulnerabilities in our products and services or cyberattacks on our networks could have a material adverse impact on our business and results of operations.
Use of our products and services may involve the transmission and/or storage of data, including in certain instances customers' business and personally identifiable information. Thus, maintaining the security of products, computer networks and data storage resources is important as security breaches could result in product or service vulnerabilities and loss of and/or unauthorized access to confidential information. We devote significant resources to addressing security vulnerabilities in our products and services through our efforts to engineer more secure products and services, enhance security and reliability features in our products and services, deploy security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact. Despite our preventive efforts, last year unauthorized parties have penetrated certain of our systems leading to the revocation of a code signing certificate in August 2013. Generally speaking, unauthorized parties may attempt to misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that attack our products and services, our networks or otherwise exploit any security vulnerabilities of our products, services and networks. Because techniques used by these perpetrators to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security breaches.
A breach of our security measures as a result of third-party action, malware, employee error, malfeasance or otherwise could result in (among other consequences):

•
harm to our reputation or brand, which could lead some customers to seek to cancel subscriptions, stop using certain of our products or services, reduce or delay future purchases of our products or services, or use competing products or services;

•	individual and/or class action lawsuits, which could result in financial judgments against us or the payment of settlement amounts, which would cause us to incur legal fees and costs;

•	state or federal enforcement action, which could result in fines and/or penalties or other sanctions and which would cause us to incur legal fees and costs; and/or

•
in the event that we or one of our customers were the victim of a cyberattack or other security breach, additional costs associated with responding to such breach, such as investigative and remediation costs, and the costs of providing data owners or others with notice of the breach, legal fees, the costs of any additional fraud detection activities required by such customers' credit card issuers, and costs incurred by credit card issuers associated with the compromise and additional monitoring of systems for further fraudulent activity.

Any of these actions could materially adversely impact our business and results of operations.
Regulation of the Web and telecommunications, privacy and data security may adversely affect sales of our products and result in increased compliance costs.
As Web commerce continues to evolve, increasing regulation by federal, state or foreign agencies and industry groups becomes more likely. For example, we believe increased regulation is likely with respect to the solicitation, collection, processing or use of personal, financial and consumer information as regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, privacy and data security. In addition, the interpretation and application of consumer and data protection laws and industry standards in the United States, Europe and elsewhere are often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Also, any new regulation, or interpretation of existing regulation, imposing greater fees or taxes on Web-based services, such as collaboration and data sharing services and audio services, or restricting information exchange over the Web, could result in a decline in the use and adversely affect sales of our products and our results of operations.
Our Collaboration and Data products may involve the storage and transmission of protected health information, or PHI, that is subject to the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA, amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH ACT, has significantly increased the civil money penalties for violations of patient privacy rights protected under HIPAA. As a result of the HITECH ACT, business associates who have access to PHI provided by hospitals, healthcare providers, health insurance companies and other covered entities are now directly subject to HIPAA, including the new enforcement scheme and inspection requirements. To the extent, we are required to comply with HIPAA's stringent data security requirement, we may be liable for sanctions and penalties for any failure to so comply. Furthermore, we may be required to incur additional expenses in order to comply with the HITECH Act and any further amendments to and/or modifications of these requirements.
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

We may experience outages, data loss and service disruptions of our Collaboration and Data products and Cloud Platform and Cloud Networking products, which could significantly and adversely affect our financial condition and operating results.
The increasing user traffic and complexity of our Collaboration and Data products, specifically those using Voice over Internet protocol and high-definition video conferencing features, and Cloud Platform and Cloud Networking products demands more computing power. We have spent and expect to continue to spend substantial amounts to adequately resource our Collaboration and Data products and Cloud Platform and Cloud Networking products and to upgrade our technology and network infrastructure to handle the increased traffic of our collaboration and data products. Maintaining and expanding the capacity and geographic footprint of our infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary service outages and temporary or permanent loss of customer data, could diminish the perceived quality and reliability of our services, and result in liability claims by customers and other third parties, damage to our reputation and loss of current and potential customers, any of which could materially and adversely affect our financial condition and results of operations.
Certain of the offerings from our Enterprise and Service Provider division have sales cycles which are long and/or unpredictable which could cause significant variability and unpredictability in our revenue and operating results for any particular period.
Generally, a substantial portion of our large and medium-sized customers implement our Desktop and Application Virtualization products on a departmental or enterprise-wide basis. We have a long sales cycle for these departmental or enterprise-wide sales because:

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
Similarly, our ByteMobile Smart Capacity solutions have a long and unpredictable sales cycle, and the timing of the related revenue is difficult to predict. Because sales of our ByteMobile Smart Capacity solutions are focused on the telecommunications market, we are subject to lengthy internal budgeting, approval and competitive evaluation processes that such customers generally require.
Overall the timing of our revenue is difficult to predict. Our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month, weeks and days of each quarter. In addition, our business is subject to seasonal fluctuations and are generally highest in our fourth fiscal quarter which we believe is due to the lapse of customers' fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to compensation plan accelerators that are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer.
If we fail to convert our free users to paying customers or retain existing customers of our Collaboration and Data Products, our revenue and results of operations would be adversely affected.
Initially many users of our Collaboration and Data Products utilize such products free of charge through free trials or freemium versions of the products or lower priced/limited functionality versions of the products. We seek to convert these free trial users to paying customers and, where appropriate, to upsell customers on lower priced/limited functionality versions of our product to higher priced/full functionality versions. If our rate of conversion or upsell suffers for any reason, our revenue may decline. We sell our Collaboration and Data Products pursuant to subscription agreements. Such customers may cancel their subscription after their subscription period expires. We may not be able to accurately predict future trends in customer cancellation, and our customers’ continuation rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our Collaboration and Data products, the prices of such products, the prices of products offered by our competitors or reductions in our customers’ spending levels. If our customers cancel their subscriptions for our Collaboration and Data Products our revenue may grow more slowly than expected or decline, and our operating results and financial condition could be adversely impacted.
Our success depends on our ability to attract and retain and further access large enterprise customers.
We must retain and continue to expand our ability to reach and access large enterprise customers by adding effective value-added distributors, or VADs, system integrators, or SIs, and other partners, as well as expanding our direct sales teams and consulting services. Our inability to attract and retain large enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Large enterprise customers usually request special pricing and purchase of multiple years of subscription and maintenance up-front and generally have longer sales cycles, which could negatively impact our revenues. By allowing these customers to purchase multiple years of subscription or maintenance up-front and by granting special pricing, such as bundled pricing or discounts, to these large customers, we may have to defer recognition of some or all of the revenue from such sales. This deferral could reduce our revenues and operating profits for a given reporting period.
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
We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2013, we derived approximately 45.4% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully maintain and expand international sales, we may need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. In addition, there is significant competition for entry into high growth markets where we may seek to expand, such as China, Middle East and Eastern Europe. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

•	compliance with foreign regulatory and market requirements;

•	variability of foreign economic, political and labor conditions;

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. export laws;

•	regional data privacy laws that apply to the transmission of our customers’ data across international borders;

•	health or similar issues such as pandemic or epidemic;

•	difficulties in staffing and managing international operations;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	difficulties in protecting intellectual property;

•	burdens of complying with a wide variety of foreign laws; and

•	as we generate cash flow in non-U.S. jurisdictions, if required, we may experience difficulty transferring such funds to the U.S. in a tax efficient manner.
Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or results of operations.
We rely on indirect distribution channels and major distributors that we do not control.
We rely significantly on independent distributors and resellers to market and distribute our products and appliances. For instance, one distributor, Ingram Micro, accounted for approximately 14% of our net revenues in 2013. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with our subsidiaries, each of which cover different countries or regions. In addition, our reseller base is relatively concentrated. We maintain and periodically revise our sales incentive programs for our independent distributors and resellers, and such program revisions may adversely impact our results of operations. Our competitors may in some cases be effective in providing incentives to current or potential distributors and resellers to favor their products or to prevent or reduce sales of our products. The loss of or reduction in sales to our distributors or resellers could materially reduce our revenues. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays, defaults or terminations could have a material adverse effect on our business, results of operations and financial condition.
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
Our Cloud Networking business could suffer if there are any interruptions or delays in the supply of hardware or hardware components from our third-party sources.
We rely on a concentrated number of third-party suppliers, who provide hardware or hardware components for our Cloud Networking products, and contract manufacturers. If we are required to change suppliers, there could be a delay in the supply of our hardware or hardware components and our ability to meet the demands of our customers could be adversely affected, which could cause the loss of Cloud Networking sales and existing or potential customers and delayed revenue recognition and adversely affect our results of operations. While we have not, to date, experienced any material difficulties or delays in the manufacture and assembly of our Cloud Networking products, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, or the need to implement costly or time-consuming protocols to comply with applicable regulations (including regulations related to conflict minerals), equipment malfunction, natural disasters and environmental factors, any of which could delay or impede their ability to meet our demand.
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
Our operating margins in our new initiatives may be lower than those we have achieved in our more mature products and services markets, and our new initiatives may not generate sufficient revenue to recoup our investments in them. We may experience a decline in gross margin as the mix of our revenue may include more products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. If we are not able to recoup our investment by normalizing our margins or reducing our costs through integration of new initiatives it could adversely affect our business, results of operations and financial condition.
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
Our failure to manage growth effectively and successfully integrate acquired companies due to these or other factors could have a material adverse effect on our business, results of operations and financial condition. Further, our 2014 operating plan assumes a significant level of financial performance from our acquisitions that were completed during 2012 and 2013 and if these acquired companies or technologies do not perform as we expect, our operating results could be materially and adversely affected.
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
We have a significant amount of goodwill and other intangible assets, such as product related intangible assets, from our acquisitions. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product related technologies, trademarks, patents and other intangibles and we periodically evaluate them for impairment. We review goodwill for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value, at the reporting unit level, which for us, also represents our operating segments. Significant judgments are required to estimate the fair value of our goodwill and intangible assets, including estimating future cash flows, determining appropriate discount rates, estimating the applicable tax rates, foreign exchange rates and interest rates, projecting the future industry trends and market conditions, and making other assumptions. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates, materially affect our results of operations. Changes in these estimates and assumptions, including changes in our reporting structure, could materially affect our determinations of fair value. In addition, due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. If we determine that any of the goodwill or other intangible assets associated with our acquisitions is impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a charge to current earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially and adversely affected.
Our inability to maintain or develop our strategic and technology relationships could adversely affect our business.
We have several strategic and technology relationships with large and complex organizations, such as Microsoft and Cisco, and other companies with which we work to offer complementary products and services. We depend on the companies with which we have strategic relationships to successfully test our products, to incorporate our technology into their products and to market and sell those products. There can be no assurance we will realize the expected benefits from these strategic relationships or that they will continue in the future. If successful, these relationships may be mutually beneficial and result in industry growth. However, such relationships carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic relationship and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development, reduced sales or other operational difficulties and our business, results of operations and financial condition could be materially adversely affected.
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
We are increasingly subject to patent infringement claims and may in the future be subject to claims alleging the unauthorized use of a third-party's code in our products. This may occur for a variety of reasons, including:

•
the expansion of our product lines, such as our Enterprise Mobility Management and Desktop and Application Virtualization and Cloud Platform and Cloud Networking products, and related technical services and expansion of our Collaboration and Data products, through product development and acquisitions;

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
Our investment portfolio as of December 31, 2013 primarily consisted of agency securities, corporate securities, government securities, commercial paper and municipal securities. As a result of adverse financial market conditions in recent years, investments in some financial instruments posed risks arising from liquidity and credit concerns. Future adverse market conditions and volatility could create similar risks for investments in financial instruments. Although we follow an established investment policy and seek to minimize the credit risk associated with investments by investing primarily in investment grade, highly liquid securities and by limiting exposure to any one issuer depending on credit quality, we cannot give any assurances that the assets in our investment portfolio will not lose value, become impaired, or suffer from illiquidity.
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
Our future effective tax rates could be favorably or unfavorably affected by changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or by changes in tax laws or their interpretation. Significant judgment is required in determining our worldwide provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by tax authorities, including the Internal Revenue Service, or the IRS. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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
Our results of operations, financial condition and cash flows could be further affected by lapses in or expiration of the availability of tax credits, including the federal research and development tax credit. This tax credit expired on December 31, 2013, and may not be renewed or extended, or if renewed or extended, may be renewed or extended on terms significantly less favorable to us or on terms resulting in our disqualification from the benefits of the tax credit.
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
The stock market in general, The NASDAQ Global Select Market, and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to operating performance. These fluctuations may continue in the future and this could materially and adversely affect the market price of our stock, regardless of operating performance.
Changes or modifications in financial accounting standards may have a material adverse impact on our reported results of operations or financial condition.
A change or modification in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could materially adversely affect our reported financial results or the way we conduct our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2013 fiscal year that remain unresolved.
ITEM 2. PROPERTIES
We lease and sublease office space in the Americas, which is comprised of the United States, Canada and Latin America, EMEA, which is comprised of Europe, the Middle East and Africa, and Asia-Pacific. The following table presents the location and square footage of our leased office space by reporting segment as of December 31, 2013:

	Enterprise and Service Provider division	SaaS division
	(square footage)
Americas	895,812	211,986
EMEA	288,033	96,486
Asia-Pacific	579,131	1,476
Total	1,762,976	309,948
In addition, we own land and buildings in Fort Lauderdale, Florida with approximately 313,385 square feet of office space used for our corporate headquarters, approximately 40,000 square feet of office space in Goleta, California related to our SaaS division, and 42,000 square feet of office space in EMEA related to our Enterprise and Service Provider division.
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
In addition to the SSL Matter and due to the nature of our business, we are subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries alleging infringement by various Citrix products and services, or the Other Matters. We believe that we have meritorious defenses to the allegations made in our pending cases and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, we believe that it is not reasonably possible that the ultimate outcomes will materially and adversely affect our business, financial position, results of operations or cash flows.
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

	High	Low
Year Ended December 31, 2013:
Fourth quarter	$71.74	$54.52
Third quarter	$77.16	$60.50
Second quarter	$72.65	$58.00
First quarter	$75.50	$65.52
Year Ended December 31, 2012:
Fourth quarter	$77.82	$56.57
Third quarter	$85.65	$68.17
Second quarter	$87.99	$69.89
First quarter	$80.70	$60.15
On February 14, 2014, the last reported sale price of our common stock on The NASDAQ Global Select Market was $57.14 per share. As of February 14, 2014, there were approximately 656 holders of record of our common stock.
We currently intend to retain any earnings for use in our business, for investment in acquisitions and to repurchase shares of our common stock. We have not paid any cash dividends on our capital stock in the last two years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.9 billion, of which $500.0 million was approved in October 2013. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2013, approximately $429.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended December 31, 2013.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
October 1, 2013 through October 31, 2013	927,281	$57.63	918,954	$626,395
November 1, 2013 through November 30, 2013	3,421,506	$57.89	3,404,982	$429,284
December 1, 2013 through December 31, 2013	30,437	$58.64	—	$429,284
Total	4,379,224	$57.84	4,323,936	$429,284

(1)
Represents shares acquired in open market purchases and 55,288 shares withheld from stock units that vested in the fourth quarter of 2013 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We expended approximately $249.9 million during the quarter ended December 31, 2013 for repurchases of our common stock. For more information see Note 8 to our consolidated financial statements.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$2,918,434	$2,586,123	$2,206,392	$1,874,662	$1,614,088
Cost of net revenues(a)	502,795	404,137	293,599	232,266	195,197
Gross margin	2,415,639	2,181,986	1,912,793	1,642,396	1,418,891
Operating expenses	2,034,922	1,791,208	1,495,827	1,321,680	1,240,214
Income from operations	380,717	390,778	416,966	320,716	178,677
Interest income	8,194	10,152	13,819	14,577	14,683
Other (expense) income, net	(1,021)	9,299	(288)	(1,473)	532
Income before income taxes	387,890	410,229	430,497	333,820	193,892
Income taxes	48,367	57,682	74,867	57,379	2,875
Consolidated net income	339,523	352,547	355,630	276,441	191,017
Less: Net loss attributable to non-controlling interest	—	—	692	624	—
Net income attributable to Citrix Systems, Inc.	$339,523	$352,547	$356,322	$277,065	$191,017
Net income per share attributable to Citrix Systems, Inc. stockholders - diluted	$1.80	$1.86	$1.87	$1.46	$1.03
Weighted average shares outstanding - diluted	188,245	189,129	190,641	190,335	184,985

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$5,212,249	$4,796,402	$4,099,541	$3,703,600	$3,091,147
Total equity	3,319,807	3,121,777	2,730,490	2,560,588	2,188,507

(a)
Cost of net revenues includes amortization of product related intangible assets of $97.9 million, $80.0 million, $54.7 million, $50.5 million, and $47.9 million in 2013, 2012, 2011, 2010 and 2009, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Citrix is a leader in virtualization, networking and cloud infrastructure to enable new ways for people to work better. Citrix solutions help IT and service providers to build, manage and secure virtual and mobile workspaces that seamlessly deliver apps, desktops, data and services to virtually anyone, on any device, over any network or cloud.
We market and license our products directly to customers, over the Web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, original equipment manufacturers, or OEMs and service providers.
Citrix is a Delaware corporation founded on April 17, 1989.
Executive Summary
We believe our approach is unique in the market because we have combined innovative technologies into solutions that enable and power mobile workstyles. Our technologies mobilize desktops, apps, data and people to help our customers drive business value. Our Mobile and Desktop products are leaders in the area of desktop and app management, including Desktop and Application Virtualization products, marketed as XenDesktop and XenApp and mobile device management, or MDM, and mobile application management, including XenMobile products. Our Networking and Cloud products also offer customers a value-added approach to building and delivering cloud services to end-users. Our Cloud Networking products allow our customers to deliver IT services to users with high performance, security and reliability, and our Cloud Platform products allow our customers to build scalable and reliable private and public cloud computing environments. We believe this combination of products allows us to deliver a comprehensive end-to-end mobile workstyles solution; and one that we believe, when considered as a whole, is competitively differentiated by its feature set and interoperability. Collaboration and Data products allow organizations to enable mobile workstyles and offer employees the ability to move seamlessly across a diverse mix of devices and collaborate and share information.
In today’s business environment there is a sharp focus on IT products and services that can reduce cost and deliver a quick, tangible return on investment, or ROI. We are focused on helping our customers, as they invest in IT products and services, to reduce IT costs, increase business flexibility and deliver ROI by offering a simpler more flexible approach to computing.
In 2013, we generally saw unevenness in the global IT spending environment and encountered hesitancy on the part of customers in initiating large capital projects while transitioning their top priorities to mobile workstyles. In addition, during the second half of 2013, we introduced new product offerings in our Desktop and Application Virtualization business focused on reducing installation time and total cost of ownership. Although we expect a multi-year product cycle from this offering, we initially experienced longer than normal customer evaluations causing longer than anticipated sales cycles. We found this dynamic across all markets and all geographies contributing to the Product and licenses revenue results in our Desktop products when comparing the year ended December 31, 2013 to the year ended December 31, 2012. See our Summary of Results section below.
We believe that continued economic uncertainty and the transition of computing and legacy platforms to mobile, cloud, big data and social solutions may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition.
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
Enterprise and Service Provider division
Our Desktop and Application Virtualization products are built to transform and reduce the cost of traditional desktop management by virtualizing the desktop, with our XenDesktop product, and virtualizing applications, with our XenApp product, in a customer’s datacenter. We are providing the capabilities for our customers to transform the delivery of desktops and related applications to an on-demand service rather than the delivery of a device.
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
As we enhance the feature set and interoperability of our Mobility and Cloud Networking products, we drive increased customer interest around desktop and application virtualization and data sharing, because enterprises find leverage in deploying these technologies together for an end-to-end mobile workstyles solution.
SaaS division
Our SaaS division is focused on developing and marketing Collaboration and Data products. These products are primarily marketed via the web to enterprises, medium and small businesses, prosumers and individuals. Our SaaS segment's Collaboration products offer secure and cost-effective solutions that allow users to host and actively participate in online meetings, webinars and training sessions remotely and reduce costs associated with business travel. Our Data Sharing product, ShareFile, makes it easy for businesses of all sizes to securely store, sync and share business documents and files, both inside and outside the company. ShareFile's centralized cloud storage capability also allows users to share files across multiple devices and access them from any location. In addition, through our Remote Access and IT Support solutions, we offer products that provide users a secure, simple and cost efficient way to access their desktops remotely and provide support over the Internet on-demand.
Summary of Results
For the year ended December 31, 2013 compared to the year ended December 31, 2012, we delivered the following financial performance:

•	Product and license revenue increased 7.3% to $891.6 million;

•	Software as a service revenue increased 14.0% to $582.9 million;

•	License updates and maintenance revenue increased 16.0% to $1,305.1 million;

•	Professional services revenue increased 16.6% to $138.9 million;

•	Gross margin as a percentage of revenue decreased 1.6% to 82.8%;

•	Operating income decreased 2.6% to $380.7 million; and

•	Diluted earnings per share decreased 3.2% to $1.80.
The increase in our Product and licenses revenue was primarily driven by sales of our Networking and Cloud products, led by NetScaler, partially offset by a decrease in sales of our desktop and application virtualization products. Our Software as a service revenue increased due to increased sales of our Collaboration products, led by GoToMeeting and our Data Sharing product, ShareFile. The increase in License updates and maintenance revenue was primarily due to an increase in maintenance revenues, primarily driven by increased sales of maintenance and support across all of our Enterprise and Service Provider division's products and increased renewals of our Subscription Advantage product. The increase in Professional services revenue was primarily due to increases in consulting revenues related to increased implementation sales of our Enterprise and Service Provider division's products. We currently target total revenue to increase when comparing the first quarter of 2014 to the first quarter of 2013. In addition, when comparing the 2014 fiscal year to the 2013 fiscal year we target total revenue to increase. The decrease in 2013 in gross margin as a percentage of net revenue is primarily due to the increase in sales of our Networking and Cloud products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. We currently target gross margin as a percentage of net revenue to decline slightly when comparing the first quarter of 2014 to the first quarter of 2013, consistent with our targeted increase in sales of our hardware products and services. The decrease in Operating income and diluted net income per share when comparing 2013 to 2012 was primarily due to an increase in stock-based compensation costs primarily related to our retention-focused annual stock grant to key employees and our recent acquisitions and an increase in amortization of intangible assets primarily related to our recent acquisitions. Also contributing to the decrease in Operating income and diluted net income per share is the decrease in gross margin as a percentage of net revenue, as discussed above.
2013 Acquisitions
Zenprise
In January 2013, we acquired all of the issued and outstanding securities of Zenprise, a privately-held leader in mobile device management. Zenprise became part of our Enterprise and Service Provider division, in which Citrix has integrated the Zenprise offering for mobile device management into its XenMobile Enterprise edition. The total consideration for this transaction was approximately $324.0 million, net of $2.9 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which we expensed approximately $0.1 million during the year ended December 31, 2013 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, we assumed certain stock options, which are exercisable for 285,817 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
2013 Other Acquisitions
During the third quarter of 2013, we acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.3 million. We will pay contingent consideration of up to $3.0 million in cash upon the satisfaction of certain milestone achievements, as defined pursuant to the share purchase agreement. This business became part of our SaaS division. Transaction costs associated with the acquisition were approximately $0.2 million, all of which we expensed during the year ended December 31, 2013, and are included in General and administrative expense in the accompanying consolidated statements of income.
During the fourth quarter of 2013, we acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.5 million. This business became part of our Enterprise and Service Provider division. Transaction costs associated with the acquisition were approximately $0.2 million, all of which we expensed during the year ended December 31, 2013, and are included in General and administrative expense in the accompanying consolidated statements of income.
We have included the effects of all of the companies acquired in 2013 in our results of operations prospectively from the date of each acquisition.
2012 Acquisitions
ByteMobile
In July 2012, we acquired all of the issued and outstanding securities of ByteMobile, a privately-held provider of data and video optimization solutions for mobile network operators. ByteMobile became part of our Enterprise and Service Provider division and extends our industry reach into the mobile and cloud markets. The total consideration for this transaction was approximately $399.5 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.1 million, all of which we expensed during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income.
Podio
In April 2012, we acquired all of the issued and outstanding securities of Podio, a privately-held provider of a cloud-based collaborative work platform. Podio became part of our SaaS division and expands our offerings of integrated cloud-based support for team-based collaboration. The total consideration for this transaction was approximately $43.6 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.5 million, all of which we expensed during the year ended December 31, 2012 and are included in General and administrative expense in our accompanying consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive up to 127,668 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
2012 Other Acquisitions
During the first quarter of 2012, we acquired all of the issued and outstanding securities of a privately-held company for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. This business became part of our Enterprise and Service Provider division. Transaction costs associated with the acquisition were approximately $0.5 million, of which we expensed $0.4 million during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with this acquisition, we assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of our common stock and assumed certain stock options which are exercisable for 12,017 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
During the second quarter of 2012, we acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $15.4 million, net of $0.2 million of cash acquired. The businesses became part of our Enterprise and Service Provider division. Transaction costs associated with the acquisitions were approximately $0.4 million, all of which we expensed during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisitions, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 66,459 shares of our common stock, for which the vesting period reset fully upon the closing of each respective transaction.
During the third quarter of 2012, we acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $5.3 million. One of the businesses became part of our Enterprise and Service Provider division and the other became part of our SaaS division. Transaction costs associated with the acquisitions were approximately $0.2 million, all of which we expensed during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisitions, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 13,487 shares of our common stock, for which the vesting period reset fully upon the closing of each respective transaction.
Subsequent Events
On January 8, 2014, we acquired all of the issued and outstanding securities of Framehawk. The Framehawk solution, which optimizes the delivery of virtual desktops and applications to mobile devices, will be combined with Citrix HDX technologies in the Citrix XenApp and XenDesktop products to deliver an unparalleled user experience over highly latent and erratic mobile network conditions. The total preliminary consideration for this transaction was approximately $27.9 million, net of $0.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition are currently estimated at $0.1 million, all of which we expensed during the year ended December 31, 2013 and are included in General and administrative expense in the accompanying consolidated statements of income.
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
Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

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

•
Delivery has occurred and we have no remaining obligations. We consider delivery of licenses under electronic licensing agreements to have occurred when the related products are shipped and the end-user has been electronically provided the software activation keys that allow the end-user to take immediate possession of the product. For hardware appliance sales, our standard delivery method is free-on-board shipping point. Consequently, we consider delivery of appliances to have occurred when the products are shipped pursuant to an agreement and purchase order. For SaaS, delivery occurs upon providing the users with their login id and password. For product training and consulting services, we fulfill our obligation when the services are performed. For license updates and maintenance, we assume that our obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 to 24 months. For SaaS, we assume that our obligation is satisfied ratably over the respective terms of the agreements, which are typically 12 months.

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

The majority of our product and license revenue consists of revenue from the sale of stand-alone software products. Stand-alone software sales generally include a perpetual license to our software and are subject to the industry specific software revenue recognition guidance. In accordance with this guidance, we allocate revenue to license updates related to our stand-alone software and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We also make certain judgments to record estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time sales are recorded.
For hardware appliance and software transactions, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of using the selling price hierarchy in the revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, third-party evidence, or TPE, if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating competitor products or services in stand-alone sales to similarly situated customers. However, as our products contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we are not typically able to determine TPE. The estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels and competitor pricing strategies.
For our non-software transactions we allocate the arrangement consideration based on the relative selling price of the deliverables. For our hardware appliances we use ESP as our selling price. For our support and services, we generally use VSOE as our selling price. When we are unable to establish selling price using VSOE for our support and services, we use ESP in our allocation of arrangement consideration.
Our SaaS products are considered service arrangements per the authoritative guidance; accordingly, fees related to online service agreements are recognized ratably over the contract term. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Generally, our SaaS is sold separately and not bundled with Enterprise and Service Provider division products and services. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for further information on our revenue recognition.
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
For stock options, we determine the expected volatility factor, by utilizing the implied volatility in two-year market-traded options on our common stock based on third party volatility quotes in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 107. Our decision to use implied volatility was based upon the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of our options is based on historical employee exercise patterns. In years when a significant number of stock options are granted, we analyze our historical pattern of option exercises based on certain demographic characteristics annually and have historically determined that there were no meaningful differences in option exercise activity based on demographic characteristics. The approximate risk free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term on our options. We do not intend to pay dividends on our common stock in the foreseeable future and, accordingly, we used a dividend yield of zero in the option pricing model.
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
As of December 31, 2013, there was $267.6 million of total unrecognized compensation cost related to options and non-vested stock units. That cost is expected to be recognized over a weighted-average period of 2.14 years.

If factors change and we employ different assumptions for estimating grant date fair value for our stock-based awards or in future periods if we decide to use a different valuation model, the stock-based compensation expense we recognize in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and earnings per share. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. These characteristics are not present in our option grants. Existing valuation models, including the Black-Scholes models and Monte Carlo simulations, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire with little or no intrinsic value compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, the value realized from these instruments may be significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. See Notes 2 and 7 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for further information regarding our adoption of the authoritative guidance for stock-based compensation.
Valuation and Classification of Investments
The authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Our available-for-sale investments are measured to fair value on a recurring basis. In addition, we hold investments that are accounted for based on the cost method. These investments are periodically reviewed for impairment and when indicators of impairment exist, are measured to fair value as appropriate on a non-recurring basis. In determining the fair value of our investments we are sometimes required to use various alternative valuation techniques. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.
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
We monitor acquired intangible assets for impairment on a periodic basis by reviewing for indicators of impairment. If an indicator exists we compare the estimated net realizable value to the unamortized cost of the intangible asset. The recoverability of the intangible assets is primarily dependent upon our ability to commercialize products utilizing the acquired technologies, retain existing customers and customer contracts, and maintain brand awareness. The estimated net realizable value of the acquired intangible assets is based on the estimated undiscounted future cash flows derived from such intangible assets. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our products, customer retention rates and ability to secure and maintain our market position. Actual revenues and costs could vary significantly from these forecasted amounts. As of December 31, 2013, the estimated undiscounted future cash flows expected from product related technology assets and other intangible assets from these acquisitions is sufficient to recover their carrying value. If these products are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology; or if we fail to retain acquired customers or successfully market acquired brands, we could determine that some or all of the remaining $509.6 million carrying value of our acquired intangible assets is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.
Goodwill
The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2013, we had $1,768.9 million in goodwill related to our acquisitions. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. Our revenues are derived from sales of our Enterprise and Service Provider division products, which include our Mobile and Desktop products, Networking and Cloud products and related license updates and maintenance and from sales of our SaaS division’s Collaboration and Data products. The Enterprise and Service Provider division and the SaaS division constitute our two reportable segments. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for additional information regarding our reportable segments. We evaluate goodwill between these segments, which represent our reporting units.
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
In the fourth quarter of 2013, we performed a qualitative assessment to determine whether further quantitative impairment testing for goodwill and certain intangible assets is necessary, which we refer to this assessment as the Qualitative Screen. In performing the Qualitative Screen, we are required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If after performing the Qualitative Screen impairment indicators are present, we would perform a quantitative impairment test to estimate the fair value of goodwill and certain intangible assets. In doing so, we would estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the goodwill and certain intangible assets carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our results of operations. As a result of the Qualitative Screen, no further quantitative impairment test was deemed necessary. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2013 and 2012.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2013, we had approximately $150.4 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2013, we determined that a $26.5 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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
The following discussion relating to the individual financial statement captions, our overall financial performance, operations and financial position should be read in conjunction with the factors and events described in “— Overview” and Part 1 – Item 1A entitled “Risk Factors,” included in this Annual Report on Form 10-K for the year ended December 31, 2013, which could impact our future performance and financial position.

Results of Operations
The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from year-to-year (in thousands other than percentages):

	Year Ended December 31,			2013 Compared to 2012	2012 Compared to 2011
	2013	2012	2011
Revenues:
Product and licenses	$891,630	$830,645	$744,513	7.3%	11.6%
Software as a service	582,872	511,323	430,213	14.0	18.9
License updates and maintenance	1,305,053	1,125,094	940,181	16.0	19.7
Professional services	138,879	119,061	91,485	16.6	30.1
Total net revenues	2,918,434	2,586,123	2,206,392	12.8	17.2
Cost of net revenues:
Cost of product and license revenues	114,932	96,962	74,393	18.5	30.3
Cost of services and maintenance revenues	289,990	227,150	164,465	27.7	38.1
Amortization of product related intangible assets	97,873	80,025	54,741	22.3	46.2
Total cost of net revenues	502,795	404,137	293,599	24.4	37.6
Gross margin	2,415,639	2,181,986	1,912,793	10.7	14.1
Operating expenses:
Research and development	516,338	450,571	380,674	14.6	18.4
Sales, marketing and services	1,216,680	1,060,829	885,066	14.7	19.9
General and administrative	260,236	245,259	213,673	6.1	14.8
Amortization of other intangible assets	41,668	34,549	16,390	20.6	110.8
Restructuring	—	—	24	*	*
Total operating expenses	2,034,922	1,791,208	1,495,827	13.6	19.7
Income from operations	380,717	390,778	416,966	(2.6)	(6.3)
Interest income	8,194	10,152	13,819	(19.3)	(26.5)
Other (expense) income, net	(1,021)	9,299	(288)	*	*
Income before income taxes	387,890	410,229	430,497	(5.4)	(4.7)
Income taxes	48,367	57,682	74,867	(16.1)	(23.0)
Consolidated net income	339,523	352,547	355,630	(3.7)	(0.9)
Less: Net loss attributable to non-controlling interest	—	—	692	*	*
Net income attributable to Citrix Systems, Inc.	$339,523	$352,547	$356,322	(3.7)%	(1.1)%

*	not meaningful
Revenues by Segment
Net revenues of our Enterprise and Service Provider division include Product and licenses, License updates and maintenance, and Professional services. Product and licenses primarily represent fees related to the licensing of the following major products:

•	Mobile and Desktop is primarily comprised of our desktop and application virtualization products, which include XenDesktop and XenApp and our mobility products which include XenMobile products; and

•
Networking and Cloud is primarily comprised of our cloud networking products, which include NetScaler, Cloud Bridge and ByteMobile Smart Capacity, and our cloud platform products, which include XenServer, CloudPlatform and CloudPortal.

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

•	Our maintenance fees, which include technical support and hardware and software maintenance, and which are recognized ratably over the contract term.
Professional services revenues are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.
Our SaaS revenues, which are recognized ratably over the contractual term, consist of fees related to our SaaS products including:

•	Collaboration products, which primarily include GoToMeeting, GoToWebinar and GoToTraining;

•	Data Sharing product, which primarily includes ShareFile;

•	Remote Access product, GoToMyPC; and

•	Remote IT Support products, which primarily include GoToAssist.

	Year Ended December 31,			2013 Compared to 2012	2012 Compared to 2011
	2013	2012	2011
	(In thousands)
Revenues:
Product and licenses	$891,630	$830,645	$744,513	$60,985	$86,132
Software as a Service	582,872	511,323	430,213	71,549	81,110
License updates and maintenance	1,305,053	1,125,094	940,181	179,959	184,913
Professional Services	138,879	119,061	91,485	19,818	27,576
Total net revenues	$2,918,434	$2,586,123	$2,206,392	$332,311	$379,731
Product and licenses
Product and licenses revenue increased during 2013 when compared to 2012 primarily due to increased sales of our cloud networking products of $92.0 million, led by NetScaler, and increased sales of our mobility products of $26.2 million, partially offset by a decrease in sales of our desktop and application virtualization products of $60.0 million. Product and licenses revenue increased during 2012 when compared to 2011 primarily due to increased sales of our cloud networking products of $60.0 million, led by NetScaler, and increased sales of our desktop and application virtualization products, led by XenDesktop of $27.1 million. We currently target Product and licenses revenue to increase when comparing the first quarter of 2014 to the first quarter of 2013.
Software as a Service
Software as a Service revenue increased during 2013 when compared to 2012 primarily due to increased sales of our Collaboration products of $45.4 million and due to increased sales of our Data Sharing products of $15.9 million. Software as a Service revenue increased during 2012 compared to 2011 primarily due to increased sales of our Collaboration products of $61.0 million and increased sales of our Data Sharing products of $19.3 million. We currently target our Software as a Service revenue to increase when comparing the first quarter of 2014 to the first quarter of 2013 and when comparing the first quarter of 2014 to the fourth quarter of 2013.
License updates and maintenance
License updates and maintenance revenue increased during 2013 when compared to 2012 primarily due to an increase in maintenance revenues of $100.3 million, primarily driven by increased sales of maintenance and support contracts across all of our Enterprise and Service Provider division's products and an increase in sales and renewals of our Subscription Advantage product of $79.7 million. License updates and maintenance revenue increased during 2012 when compared to 2011 primarily due to an increase in sales and renewals of our Subscription Advantage product of $114.6 million and an increase in maintenance revenues of $45.2 million, primarily driven by increased sales of our Networking and Cloud products, led by NetScaler. We currently are targeting that License updates and maintenance revenue will increase when comparing the first quarter of 2014 to the first quarter of 2013.
Professional services
Professional services revenue increased during 2013 when compared to 2012 and during 2012 when compared to 2011 primarily due to increases in consulting revenues related to increased implementation sales of our Enterprise and Service Provider division's products. We currently target Professional services revenue to increase when comparing the first quarter of 2014 to the first quarter of 2013 consistent with the increase in Product and license revenue described above.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance and support contracts for our software and hardware products. Deferred revenues also include revenue from annual service agreements for our SaaS products and Professional services revenue primarily related to our consulting contracts. Deferred revenues increased approximately $213.7 million as of December 31, 2013 compared to December 31, 2012 primarily due to increased new and renewal sales of our Subscription Advantage product of $106.2 million; increased sales of our hardware and software maintenance contracts of $44.4 million and increased support contracts primarily related to our Mobile and Desktop products of $34.8 million. We currently target deferred revenue to increase in 2014.
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
International Revenues
International revenues (sales outside the United States) accounted for approximately 45.4% of our net revenues for the year ended December 31, 2013, 45.3% of our net revenues for the year ended December 31, 2012 and 43.2% of our net revenues for the year ended December 31, 2011. For detailed information on international revenues, please refer to Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013.
Segment Revenues
Our revenues are derived from sales of Enterprise and Service Provider division products which primarily include Mobility and Desktop products, Networking and Cloud products and related License updates and maintenance and Professional services and from our SaaS division’s Collaboration and Data products. The Enterprise and Service Provider division and the SaaS division constitute our two reportable segments.
An analysis of our reportable segment net revenue is presented below:

	Year Ended December 31,			Revenue Growth	Revenue Growth
	2013	2012	2011	2013 to 2012	2012 to 2011
	(In thousands)
Enterprise and Service Provider division	$2,335,562	$2,074,800	$1,778,646	12.6%	16.7%
SaaS division	582,872	511,323	427,746	14.0%	19.5%
Consolidated net revenues	$2,918,434	$2,586,123	$2,206,392	12.8%	17.2%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 11 of our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for additional information on our segment revenues.

Cost of Net Revenues

	Year Ended December 31,			2013 Compared to 2012	2012 Compared to 2011
	2013	2012	2011
	(In thousands)
Cost of product and license revenues	$114,932	$96,962	$74,393	$17,970	$22,569
Cost of services and maintenance revenues	289,990	227,150	164,465	62,840	62,685
Amortization of product related intangible assets	97,873	80,025	54,741	17,848	25,284
Total cost of net revenues	$502,795	$404,137	$293,599	$98,658	$110,538
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
Cost of product and license revenues increased during 2013 when compared to 2012 and during 2012 when compared to 2011 primarily due to increased sales of our Networking and Cloud products, as described above, many of which contain hardware components that have a higher cost than our other software products. We currently are targeting cost of product and license revenues will increase when comparing the first quarter of 2014 to the first quarter of 2013 consistent with the targeted increase in sales of our hardware products.
Cost of services and maintenance revenues increased during 2013 compared to 2012 consistent with the increase in sales of our Collaboration products and cost for infrastructure to support the voice and video offerings in our Collaboration products of $30.5 million. Also contributing to the increase in Cost of services and maintenance revenues is an increase in consulting costs of $16.8 million and maintenance and support costs of $15.1 million related to increased sales of our Enterprise and Service Provider division's products as described above. Cost of services and maintenance revenues increased during 2012 compared to 2011 consistent with the increase in sales of our Collaboration products and continuing investment in infrastructure to support the voice and video offerings in our Collaboration products of $20.0 million. Also contributing to the increase in Cost of services and maintenance revenues is an increase in maintenance and support costs of $16.6 million and consulting costs of $15.7 million related to increased sales of our Enterprise and Service Provider division's products as described above. We currently are targeting cost of services and maintenance revenues will increase when comparing the first quarter of 2014 to the first quarter of 2013 consistent with the increase in Software as a Service and Professional services revenues as discussed above.
Gross Margin
Gross margin as a percent of revenue was 82.8% for 2013, 84.4% for 2012 and 86.7% for 2011. The decrease in gross margin as a percentage of net revenue is primarily due to the increase in sales of our Networking and Cloud products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. When comparing the first quarter of 2014 to the first quarter of 2013, we expect a slight decline in gross margin, consistent with our targeted increase in sales of our hardware products and services.
Operating Expenses
Foreign Currency Impact on Operating Expenses
The functional currency for all of our wholly-owned foreign subsidiaries in our Enterprise and Service Provider division is the U.S. dollar. A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to 12 months in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the timeframe for which we hedge our risk.

Research and Development Expenses

	Year Ended December 31,			2013 Compared to 2012	2012 Compared to 2011
	2013	2012	2011
	(In thousands)
Research and development	$516,338	$450,571	$380,674	$65,767	$69,897
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during 2013 as compared to 2012 primarily due to an increase in compensation, including stock-based compensation and employee-related costs, primarily related to increased headcount from strategic hiring and acquisitions.
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
Sales, Marketing and Services Expenses

	Year Ended December 31,			2013 Compared to 2012	2012 Compared to 2011
	2013	2012	2011
	(In thousands)
Sales, marketing and services	$1,216,680	$1,060,829	$885,066	$155,851	$175,763
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
Sales, marketing and services expenses increased during 2013 compared to 2012 primarily due to a $91.5 million increase in compensation, including variable and stock-based compensation and employee-related costs due to additional headcount in our sales force and professional services group, as well as from our acquisitions. Also contributing to the increase in Sales, marketing and services expense when comparing 2013 to 2012 is a $30.9 million increase in facilities costs and related depreciation, consistent with the increase in headcount and a $21.0 million increase in marketing program costs related to various marketing campaigns and events.
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
General and Administrative Expenses

	Year Ended December 31,			2013 Compared to 2012	2012 Compared to 2011
	2013	2012	2011
	(In thousands)
General and administrative	$260,236	$245,259	$213,673	$14,977	$31,586
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during 2013 compared to 2012 primarily due to an increase in compensation and employee related costs of $11.8 million due to additional headcount, primarily in information technology and facilities, as well as from our acquisitions. Also contributing to the increase in General and administrative expense when comparing 2013 to 2012 is an increase in stock-based compensation expense of $10.7 million related to retention-focused stock-based awards granted to new and existing employees and assumed in connection with acquisitions. These increases were partially offset by a decrease in certain facility and depreciation costs of $7.7 million due to a lower allocation of these costs as employees are being added at a slower rate in general and administrative functions compared to research and development and sales, marketing and services.
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
2014 Operating Expense Outlook
When comparing the first quarter of 2014 to the fourth quarter of 2013, we are targeting operating expenses to increase in Research and development as we continue to bring to market new technologies and improve integration of existing technologies and in Sales, marketing and services as we continue to focus on hiring to expand our go-to-market capacity and customer direct touch, as well as increasing consulting and technical support capacity.
Amortization of Other Intangible Assets

	Year Ended December 31,			2013 Compared to 2012	2012 Compared to 2011
	2013	2012	2011
	(In thousands)
Amortization of other intangible assets	$41,668	$34,549	$16,390	$7,119	$18,159
Amortization of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions. The increase in Amortization of other intangible assets when comparing 2013 to 2012 was primarily due to amortization of other intangible assets acquired in conjunction with our acquisitions, primarily Zenprise.
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
As of December 31, 2013, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $260.5 million. For more information regarding our acquisitions see, “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013.
Other (expense) income, net

	Year Ended December 31,			2013 Compared to 2012	2012 Compared to 2011
	2013	2012	2011
	(In thousands)
Other (expense) income, net	$(1,021)	$9,299	$(288)	$(10,320)	$9,587
Other (expense) income, net is primarily comprised of remeasurement of foreign currency transaction gains (losses), realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments and interest expense, which was not material for all periods presented.
The change in Other (expense) income, net when comparing 2013 to 2012 is primarily driven by strategic investment activity. 2013 included a gain of $6.0 million and 2012 included a gain of $16.5 million from the sales of companies we invest in.
The change in Other (expense) income, net when comparing 2012 to 2011 is primarily due to a $16.5 million increase in gain on our strategic investments due to the sale of companies that we invested in, partially offset by a loss on remeasurement of our foreign currency transactions of $7.9 million. For more information see “— Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013.

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
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2013, we had approximately $150.4 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2013, we determined that $26.5 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 12.5% for the year ended December 31, 2013 and 14.1% for the year ended December 31, 2012. The decrease in the effective tax rate when comparing the year ended December 31, 2013 to the year ended December 31, 2012 was primarily due to 2012 not including the U.S. research and development tax credit and 2013 including the U.S. research and development tax credit for both the 2012 and 2013 tax years as the law extending the credit for 2012 was not enacted until 2013.
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
The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law resulted in net tax benefits of approximately $10.7 million, which were recognized in 2013, the year in which the law was enacted.
We currently target our effective tax rate to increase in 2014 compared to 2013 due to the expiration of the U.S. research and development tax credit, which has not been renewed.

Liquidity and Capital Resources
During 2013, we generated operating cash flows of $928.3 million. These operating cash flows related primarily to net income of $339.5 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $267.5 million and stock-based compensation expense of $183.9 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $182.3 million, net of effects of acquisitions. Our investing activities used $938.2 million of cash consisting primarily of net purchases of investments of $433.5 million, cash paid for acquisitions of $334.9 million and cash paid for the purchase of property and equipment of $162.9 million. Our financing activities used cash of $352.3 million primarily due to stock repurchases of $406.3 million. This financing cash outflow was partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $73.7 million.
During 2012, we generated operating cash flows of $818.5 million. These operating cash flows related primarily to net income of $352.5 million, adjusted for, among other things, non-cash charges including depreciation and amortization expenses of $214.9 million and stock-based compensation expense of $149.9 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $180.5 million, net of the effects of acquisitions. Our investing activities used $357.9 million of cash consisting primarily of cash paid for acquisitions of $487.2 million, the purchase of property and equipment of $123.0 million and $34.4 million in cash paid for licensing agreements and product related intangible assets and other investments. These investing cash outflows were partially offset by net sales of investments of $258.9 million. Our financing activities used cash of $149.8 million primarily due to stock repurchases of $251.0 million. This financing cash outflow was partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $108.4 million.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2014. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.
Cash, Cash Equivalents and Investments

	December 31,		2013 Compared to 2012
	2013	2012
	(In thousands)
Cash, cash equivalents and investments	$1,590,416	$1,523,944	$66,472
The increase in cash, cash equivalents and investments at December 31, 2013 as compared to December 31, 2012, is primarily due to cash provided by our operating activities of $928.3 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $73.7 million, partially offset by expenditures made on stock repurchases of $406.3 million, cash paid for acquisitions, net of cash acquired, of $334.9 million and purchases of property and equipment of $162.9 million. As of December 31, 2013, $1,059.9 million of the $1,590.4 million of cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. See “– Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a minimum weighted-average credit rating of AA-/Aa3. We values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, and accordingly, we classify all of our fixed income available-for-sale securities as Level 2. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for more information regarding our available-for-sale investments.
We measure our cash flow hedges, which are classified as Prepaid expenses and other current assets and Accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs).
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
We have invested in convertible debt securities of certain early-stage entities that are classified as available-for-sale investments. As quoted prices in active markets or other observable inputs were not available for these investments, in order to measure them at fair value, we utilized a discounted cash flow model using a discount rate reflecting the market risk inherent in holding securities of an early-stage enterprise, adjusted by the probability-weighted exit possibilities associated with the convertible debt securities. This methodology required us to make assumptions that were not directly or indirectly observable regarding the fair value of the convertible debt securities; accordingly they are a Level 3 valuation and included in the table below.

Investments
(in thousands)
Balance at December 31, 2012	$3,341
Purchases of Level 3 securities	9,700
Transfers out of Level 3	(2,750)
Balance at December 31, 2013	$10,291
Transfers out of Level 3 relate to certain of our investments in convertible debt securities of early-stage entities that were classified as available-for-sale investments to cost method investments upon conversion to equity ownership, which are included in Other assets in our accompanying consolidated balance sheets.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During 2013, certain cost method investments with a combined carrying value of $9.3 million were determined to be impaired and have been written down to their fair values of $5.6 million, resulting in impairment charges of $3.7 million.
During 2012, certain cost method investments with a combined carrying value of $13.0 million were determined to be impaired and have been written down to their fair values of $9.5 million resulting in impairment charges of $3.5 million.

The impairment charges are included in Other (expense) income, net in the accompanying consolidated financial statements for the years ended December 31, 2013 and 2012. In determining the fair value of cost method investments, we consider many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for further information regarding cost method investments.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short maturity of these items.
Accounts Receivable, Net

	December 31,		2013 Compared to 2012
	2013	2012
	(In thousands)
Accounts receivable	$660,175	$637,403	$22,772
Allowance for returns	(2,062)	(2,564)	502
Allowance for doubtful accounts	(3,292)	(3,883)	591
Accounts receivable, net	$654,821	$630,956	$23,865
The increase in accounts receivable at December 31, 2013 compared to December 31, 2012 was primarily due to an increase in sales, particularly in the last month of 2013 compared to the last month of 2012. The activity in our allowance for returns was comprised primarily of $5.0 million in credits issued for returns partially offset by $4.5 million of provisions for returns recorded during 2013. The activity in our allowance for doubtful accounts was comprised primarily of $1.6 million of uncollectible accounts written off, net of recoveries, partially offset by $1.0 million in additional provisions for doubtful accounts.
From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At December 31, 2013, one distributor, Ingram Micro, accounted for 10% of our accounts receivable. At December 31, 2012, one distributor, Ingram Micro, accounted for 11% of our accounts receivable. For more information regarding significant customers see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $3.9 billion, of which $500.0 million was approved in October 2013. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At December 31, 2013, approximately $429.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2013. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan.
During the year ended December 31, 2013, we expended approximately $406.3 million on open market purchases, repurchasing 6,563,986 shares of outstanding common stock at an average price of $61.90.
During the year ended December 31, 2012, we expended approximately $251.0 million on open market purchases, repurchasing 3,550,817 shares of outstanding common stock at an average price of $70.69.
During the year ended December 31, 2011, we expended approximately $424.8 million on open market purchases, repurchasing 6,275,470 shares of outstanding common stock at an average price of $67.70.

Shares for Tax Withholding
During the years ended December 31, 2013, we withheld 444,657 shares, in 2012 we withheld 269,745 shares and in 2011, we withheld 182,203 shares from stock units that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of stock unit awards was $31.0 million for 2013, $20.2 million for 2012 and $13.3 million for 2011. These shares are reflected as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2013 and the related cash outlays reduce our total stock repurchase authority.
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

The following table summarizes our significant contractual obligations at December 31, 2013 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$276,590	$60,982	$86,123	$40,600	$88,885
Purchase obligations(2)	31,300	31,300	—	—	—
Total contractual obligations(3)	$307,890	$92,282	$86,123	$40,600	$88,885

(1)
In 2012, we entered into a lease to acquire additional office space in Santa Clara, CA. The rental commencement date will not begin until 2015 and the pricing for the lease will not be finalized until a future date. Accordingly, the future payment obligations related to this lease are not included in the table above.

(2)
Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end of approximately $13.1 million and a contingent obligation to purchase inventory, which is based on amount of usage, of approximately $18.2 million.

(3)
Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $63.8 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013 for further information.

As of December 31, 2013, we did not have any individually material capital lease obligations or other material long-term commitments reflected on our consolidated balance sheets.
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
We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2013. Actual results could differ materially.
Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013.
Exposure to Exchange Rates
A substantial majority of our overseas expense and capital purchasing activities are transacted in local currencies, including Euros, British pounds sterling, Japanese yen, Australian dollars, Swiss francs, Indian rupees, Hong Kong dollars, Canadian dollars, Singapore dollars and Chinese renminbi. To reduce the volatility of future cash flows caused by changes in currency exchange rates, we have established a hedging program. We use foreign currency forward contracts to hedge certain forecasted foreign currency expenditures. Our hedging program significantly reduces, but does not entirely eliminate, the impact of currency exchange rate movements.
At December 31, 2013 and 2012, we had in place foreign currency forward sale contracts with a notional amount of $49.7 million and $104.2 million, respectively, and foreign currency forward purchase contracts with a notional amount of $210.7 million and $252.8 million, respectively. At December 31, 2013, these contracts had an aggregate fair value asset of $3.2 million and at December 31, 2012, these contracts had an aggregate fair value asset of $0.4 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2013 market rates, the fair value of our foreign currency forward contracts would decrease by $16.4 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2013 market rates would increase the fair value of our foreign currency forward contracts by $16.4 million. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as the prices of our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.
Exposure to Interest Rates
We have interest rate exposures resulting from our interest-based available-for-sale investments. We maintain available-for-sale investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2013 and 2012 levels, the fair value of the available-for-sale portfolio would decline by approximately $13.2 million and $9.2 million, respectively. If market interest rates were to decrease by 100 basis points from December 31, 2013 and 2012 levels, the fair value of the available-for-sale portfolio would increase by approximately $8.0 million and $5.1 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale and trading investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-36 of this Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2013, our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the 1992 Internal Control—Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Citrix Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Citrix Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
February 20, 2014

ITEM 9B. OTHER INFORMATION
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Stephen Dow, a member of our Board of Directors and Sudhakar Ramakrishna, our Senior Vice President and General Manager Enterprise and Service Provider Division, each entered into a new trading plan in the fourth quarter of 2013 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.
For a list of the consolidated financial information included herein, see page F-1.
2. Financial Statement Schedules.
The following consolidated financial statement schedule is included in Item 8:
Valuation and Qualifying Accounts
3. List of Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 29, 2013
3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 29, 2013
4.1	Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended)
10.1*	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)
10.2*
First Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 28, 2010)

10.3*
Second Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.4*
Third Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.5*
Fourth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 31, 2012)

10.6*
Fifth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.7*
Sixth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 29, 2013)

10.8*
Form of Global Stock Option Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.9*
Form of Restricted Stock Unit Agreement For Non-Employee Directors under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.10*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Performance Based Awards) (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.11*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Time Based Awards) (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.12*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Long Term Incentive) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.13*
Form of Long Term Incentive Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.14*	Amended and Restated 2005 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011)
10.15*	Amendment to Amended and Restated 2005 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)
10.16*†	Citrix Systems, Inc. Executive Bonus Plan
10.17*
Change in Control Agreement dated as of August 4, 2005 by and between the Company and Mark B. Templeton (incorporated by reference herein to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit No.	Description
10.18*
Form of Change in Control Agreement by and between the Company and each of David J. Henshall, David R. Freidman, Brett M. Caine, Alvaro J. Monserrat and John Gordon Payne (incorporated by reference herein to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.19*†	Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between the Company and Mark Templeton
10.20*†
Form of First Amendment to Change of Control Agreement between the Company and each of Brett M. Caine, David J. Henshall, David R. Friedman and Alvaro J. Monserrat (together with Mark Templeton, the “Executive Officers”)

10.21*
Form of Amendment to Change in Control Agreements by and between the Company and each of David J. Henshall, David R. Freidman, Brett M. Caine and Alvaro J. Monserrat (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.22*
Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.23*
Form of Change in Control Agreement by and between the Company and each of Catherine Courage, Steve Daheb, Sudhakar Ramakrishna and Christopher Hylen (incorporated by reference herein to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certifications
31.2†	Rule 13a-14(a) / 15d-14(a) Certifications
32.1††	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
XBRL (eXtensible Business Reporting Language). The following materials from Citrix Systems, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) notes to consolidated financial statements.

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.

(b) Exhibits.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2013, the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C., 20549 and at the Commission’s regional offices at 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604 and 3 World Financial Center, Suite 400, New York, NY 10281-1022.
(c) Financial Statement Schedule.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2013 the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 20th day of February, 2014.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 20th day of February, 2014.

Signature	Title(s)

/S/ MARK B. TEMPLETON	President, Chief Executive Officer and Director (Principal Executive Officer)
Mark B. Templeton

/S/ DAVID J. HENSHALL	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
David J. Henshall

/S/ THOMAS F. BOGAN	Chairman of the Board of Directors
Thomas F. Bogan

/S/ NANCI CALDWELL	Director
Nanci Caldwell

/S/ ROBERT D. DALEO	Director
Robert D. Daleo

/S/ MURRAY J. DEMO	Director
Murray J. Demo

/S/ STEPHEN M. DOW	Director
Stephen M. Dow

/S/ ASIFF S. HIRJI	Director
Asiff S. Hirji

/S/ GARY E. MORIN	Director
Gary E. Morin

/S/ GODFREY R. SULLIVAN	Director
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citrix Systems Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
February 20, 2014

CITRIX SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$280,740	$643,609
Short-term investments, available-for-sale	453,976	285,022
Accounts receivable, net of allowances of $5,354 and $6,448 at December 31, 2013 and 2012, respectively	654,821	630,956
Inventories, net	14,107	10,723
Prepaid expenses and other current assets	110,981	106,579
Current portion of deferred tax assets, net	48,470	36,846
Total current assets	1,563,095	1,713,735
Long-term investments, available-for-sale	855,700	595,313
Property and equipment, net	338,996	303,294
Goodwill	1,768,949	1,518,219
Other intangible assets, net	509,595	556,205
Long-term portion of deferred tax assets, net	115,418	43,097
Other assets	60,496	66,539
Total assets	$5,212,249	$4,796,402
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$78,452	$71,116
Accrued expenses and other current liabilities	257,606	257,135
Income taxes payable	29,322	49,346
Current portion of deferred revenues	1,098,681	965,276
Total current liabilities	1,464,061	1,342,873
Long-term portion of deferred revenues	313,059	232,719
Other liabilities	115,322	99,033
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 291,078 and 287,123 shares issued and outstanding at December 31, 2013 and 2012, respectively	291	287
Additional paid-in capital	3,974,297	3,691,111
Retained earnings	2,903,541	2,564,018
Accumulated other comprehensive income (loss)	4,951	(7,705)
	6,883,080	6,247,711
Less - common stock in treasury, at cost (107,789 and 100,781 shares at December 31, 2013 and 2012, respectively)	(3,563,273)	(3,125,934)
Total stockholders' equity	3,319,807	3,121,777
Total liabilities and stockholders' equity	$5,212,249	$4,796,402
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share information)
Revenues:
Product and licenses	$891,630	$830,645	$744,513
Software as a service	582,872	511,323	430,213
License updates and maintenance	1,305,053	1,125,094	940,181
Professional services	138,879	119,061	91,485
Total net revenues	2,918,434	2,586,123	2,206,392
Cost of net revenues:
Cost of product and license revenues	114,932	96,962	74,393
Cost of services and maintenance revenues	289,990	227,150	164,465
Amortization of product related intangible assets	97,873	80,025	54,741
Total cost of net revenues	502,795	404,137	293,599
Gross margin	2,415,639	2,181,986	1,912,793
Operating expenses:
Research and development	516,338	450,571	380,674
Sales, marketing and services	1,216,680	1,060,829	885,066
General and administrative	260,236	245,259	213,673
Amortization of other intangible assets	41,668	34,549	16,390
Restructuring	—	—	24
Total operating expenses	2,034,922	1,791,208	1,495,827
Income from operations	380,717	390,778	416,966
Interest income	8,194	10,152	13,819
Other (expense) income, net	(1,021)	9,299	(288)
Income before income taxes	387,890	410,229	430,497
Income taxes	48,367	57,682	74,867
Consolidated net income	339,523	352,547	355,630
Less: Net loss attributable to non-controlling interest	—	—	692
Net income attributable to Citrix Systems, Inc.	$339,523	$352,547	$356,322
Net income per share attributable to Citrix Systems, Inc. stockholders:
Net income per share attributable to Citrix Systems, Inc. stockholders - basic	$1.82	$1.89	$1.90
Net income per share attributable to Citrix Systems, Inc. stockholders - diluted	$1.80	$1.86	$1.87
Weighted average shares outstanding:
Basic	186,672	186,722	187,315
Diluted	188,245	189,129	190,641
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)

Consolidated net income	$339,523	$352,547	$355,630
Other comprehensive income (loss):
Change in foreign currency translation adjustment	8,482	2,457	(4,595)

Available for sale securities:
Change in net unrealized gains	(985)	3,603	293
Less: reclassification adjustment for net (gains) losses included in net income	(203)	(3,443)	1,343
Net change (net of tax effect)	(1,188)	160	1,636

Gain (loss) on pension liability	2,500	(3,925)	634

Cash flow hedges:
Change in unrealized gains	(67)	(653)	(2,784)
Less: reclassification adjustment for net losses (gains) included in net income	2,929	5,817	(8,475)
Net change (net of tax effect)	2,862	5,164	(11,259)

Other comprehensive income (loss)	12,656	3,856	(13,584)

Comprehensive income	352,179	356,403	342,046

Less: Comprehensive income attributable to non-controlling interest	—	—	(692)
Comprehensive income attributable to Citrix Systems, Inc.	$352,179	$356,403	$341,354
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Common Stock in Treasury		Non-Controlling Interest	Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2010	277,992	$278	$3,112,186	$1,855,149	$2,023	(90,502)	$(2,416,645)	$7,597	$2,560,588
Shares issued under stock-based compensation plans	4,472	4	125,602	—	—	—	—	—	125,606
Stock-based compensation expense	—	—	89,422	—	—	—	—	—	89,422
Common stock issued under employee stock purchase plan	310	1	21,098	—	—	—	—	—	21,099
Tax benefit from employer stock plans	—	—	50,003	—	—	—	—	—	50,003
Stock repurchases, net	—	—	—	—	—	(6,276)	(424,849)	—	(424,849)
Restricted shares turned in for tax withholding	—	—	—	—	—	(182)	(13,262)	—	(13,262)
Purchase of non-controlling interest	—	—	(13,258)	—	—	—	—	(6,905)	(20,163)
Other comprehensive loss, net of tax	—	—	—	—	(13,584)	—	—	—	(13,584)
Net income	—	—	—	356,322	—	—	—	(692)	355,630
Balance at December 31, 2011	282,774	283	3,385,053	2,211,471	(11,561)	(96,960)	(2,854,756)	—	2,730,490
Shares issued under stock-based compensation plans	3,983	3	108,402	—	—	—	—	—	108,405
Stock-based compensation expense	—	—	145,967	—	—	—	—	—	145,967
Common stock issued under employee stock purchase plan	366	1	24,888	—	—	—	—	—	24,889
Tax benefit from employer stock plans	—	—	24,839	—	—	—	—	—	24,839
Stock repurchases, net	—	—	—	—	—	(3,551)	(251,008)	—	(251,008)
Restricted shares turned in for tax withholding	—	—	—	—	—	(270)	(20,170)	—	(20,170)
Other	—	—	1,962	—	—	—	—	—	1,962
Other comprehensive income, net of tax	—	—	—	—	3,856	—	—	—	3,856
Net income	—	—	—	352,547	—	—	—	—	352,547
Balance at December 31, 2012	287,123	287	3,691,111	2,564,018	(7,705)	(100,781)	(3,125,934)	—	3,121,777
Shares issued under stock-based compensation plans	3,545	3	73,652	—	—	—	—	—	73,655
Stock-based compensation expense	—	—	179,098	—	—	—	—	—	179,098
Common stock issued under employee stock purchase plan	410	1	30,144	—	—	—	—	—	30,145
Tax deficiency from employer stock plans, net	—	—	(620)	—	—	—	—	—	(620)
Stock repurchases, net	—	—	—	—	—	(6,564)	(406,326)	—	(406,326)
Restricted shares turned in for tax withholding	—	—	—	—	—	(444)	(31,013)	—	(31,013)
Other	—	—	912	—	—	—	—	—	912
Other comprehensive income, net of tax	—	—	—	—	12,656	—	—	—	12,656
Net income	—	—	—	339,523	—	—	—	—	339,523
Balance at December 31, 2013	291,078	$291	$3,974,297	$2,903,541	$4,951	(107,789)	$(3,563,273)	$—	$3,319,807

See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating Activities
Net income	$339,523	$352,547	$355,630
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	139,541	114,574	71,131
Depreciation and amortization of property and equipment	127,959	100,299	88,124
Stock-based compensation expense	183,941	149,940	92,909
(Gain) loss on investments	(2,441)	(14,477)	1,343
Provision for doubtful accounts	1,046	1,784	266
Provision for product returns	4,473	10,743	5,541
Provision for inventory reserves	1,905	1,022	1,570
Deferred income tax benefit	(51,848)	(70,791)	(16,229)
Tax effect of stock-based compensation	8,129	24,839	50,003
Excess tax benefit from stock-based compensation, net	(12,552)	(35,374)	(51,659)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	5,888	1,706	1,895
Other non-cash items	434	1,178	4,733
Total adjustments to reconcile net income to net cash provided by operating activities	406,475	285,443	249,627
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(22,951)	(107,628)	(95,481)
Inventories	(5,591)	(2,024)	(3,097)
Prepaid expenses and other current assets	(862)	(9,195)	1,407
Other assets	5,076	(1,497)	(562)
Income taxes, net	(35,316)	(4,408)	25,180
Accounts payable	3,092	(426)	(11,758)
Accrued expenses and other current liabilities	22,515	45,135	(20,996)
Deferred revenues	201,455	216,798	168,994
Other liabilities	14,927	43,782	10,178
Total changes in operating assets and liabilities, net of the effects of acquisitions	182,345	180,537	73,865
Net cash provided by operating activities	928,343	818,527	679,122
Investing Activities
Purchases of available-for-sale investments	(1,703,976)	(1,435,367)	(1,360,677)
Proceeds from sales of available-for-sale investments	766,192	1,256,295	856,182
Proceeds from maturities of available-for-sale investments	504,314	437,991	652,939
Proceeds from the sales of cost method investments	12,067	24,252	—
Purchases of property and equipment	(162,889)	(122,958)	(111,932)
Purchases of cost method investments	(6,824)	(6,622)	(16,879)
Cash paid for acquisitions, net of cash acquired	(334,881)	(487,221)	(455,377)
Cash paid for licensing agreements and product related intangible assets	(12,153)	(27,760)	(15,437)
Other	—	3,450	—
Net cash used in investing activities	(938,150)	(357,940)	(451,181)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	73,655	108,406	125,606
Repayment of acquired debt	(2,061)	(24,346)	(11,561)
Excess tax benefit from stock-based compensation	12,552	35,374	51,659
Purchase of non-controlling interest	—	—	(17,207)
Stock repurchases, net	(406,326)	(251,008)	(424,849)
Cash paid for tax withholding on vested stock awards	(31,013)	(20,170)	(13,262)
Other	912	1,962	(3,000)
Net cash used in financing activities	(352,281)	(149,782)	(292,614)
Effect of exchange rate changes on cash and cash equivalents	(781)	(492)	1,807
Change in cash and cash equivalents	(362,869)	310,313	(62,866)
Cash and cash equivalents at beginning of period	643,609	333,296	396,162
Cash and cash equivalents at end of period	$280,740	$643,609	$333,296
Supplemental Cash Flow Information
Cash paid for income taxes	$92,672	$32,355	$12,195
Cash paid for interest	$127	$305	$139
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Citrix Systems, Inc. ("Citrix" or the "Company"), is a Delaware corporation founded on April 17, 1989. Citrix is a leader in virtualization, networking and cloud infrastructure to enable new ways for people to work better. Citrix solutions help IT and service providers to build, manage and secure virtual and mobile workspaces that seamlessly deliver apps, desktops, data and services to virtually anyone, on any device, over any network or cloud.
Citrix markets and licenses its products directly to customers, over the Web, and through systems integrators ("SIs"), in addition to indirectly through value-added resellers ("VARs"), value-added distributors ("VADs"), original equipment manufacturers ("OEMs"), and service providers.
The Company’s revenues are derived from its Enterprise and Service Provider products, which primarily include its Mobile and Desktop products, Networking and Cloud products and related license updates and maintenance and professional services and from its Software as a Service ("SaaS") products, which primarily include Collaboration and Data Sharing, Remote Access and Remote IT Support products. Enterprise and Service Provider (formerly Infrastructure division) and SaaS constitute the Company's two reportable segments. See Note 11 for more information on the Company's segments.
2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy
The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), Asia-Pacific and the SaaS division. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2013 and 2012 include marketable securities, which are primarily money market funds, commercial paper, agency, and government securities, municipal securities and corporate securities with initial or remaining contractual maturities when purchased of three months or less.
Investments
Short-term and long-term investments at December 31, 2013 and 2012 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive income (loss). The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Accounts Receivable
The Company’s accounts receivable are attributable primarily to VARs, VADs and end customers. Collateral is generally not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments. The Company periodically reviews these estimated allowances, including by conducting an analysis of the customer's payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments. Based on this review, the Company specifically reserves for those accounts deemed uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts was $3.3 million and $3.8 million as of December 31, 2013 and 2012, respectively. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. One distributor, Ingram Micro, accounted for 10% and 11% of gross accounts receivable at December 31, 2013 and 2012, respectively.
Inventory
Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of December 31, 2013 and 2012.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer equipment and software, the lesser of the lease term or ten years for leasehold improvements, which is the estimated useful life, seven years for office equipment and furniture and the Company’s enterprise resource planning system and 40 years for buildings.

During 2013 and 2012, the Company retired $10.3 million and $5.3 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of these assets was not material and no material asset retirement obligations were associated with them.
Property and equipment consist of the following:

	December 31,
	2013	2012
	(In thousands)
Buildings	$85,092	$76,202
Computer equipment	204,110	178,948
Software	316,902	259,225
Equipment and furniture	105,145	86,362
Leasehold improvements	168,990	149,731
	880,239	750,468
Less accumulated depreciation and amortization	(597,268)	(479,460)
Assets under construction	28,438	15,517
Land	27,587	16,769
Total	$338,996	$303,294
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
For the year ended December 31, 2012, the Company decided to contribute its CloudStack tradename acquired in conjunction with its acquisition of Cloud.com to the Apache Software Foundation. As a result, the carrying value of the CloudStack tradename was written down to zero, resulting in a $5.2 million impairment, which was recorded in Amortization of other intangible assets in the accompanying consolidated statements of income. During 2013 and 2011, the Company did not recognize any impairment charges associated with its intangible assets.
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment tests analyses completed during the fourth quarters of 2013 and 2012, respectively. The authoritative guidance provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing is necessary. The Company performed the qualitative assessment when it performed its goodwill impairment test in the fourth quarter of 2013. As a result of the qualitative analysis, no further quantitative impairment test was deemed necessary. See Note 3 for acquisitions and Note 11 for segment information.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the change in goodwill allocated to the Company’s reportable segments during 2013 and 2012 (in thousands):

	Balance at January 1, 2013	Additions		Other		Balance at December 31, 2013	Balance at January 1, 2012	Additions		Other		Balance at December 31, 2012
Enterprise and Service Provider division	$1,158,580	$248,800		$(5,224)	(2)	$1,402,156	$956,504	$257,379		$(55,303)	(4)	$1,158,580
SaaS division	359,639	2,668		4,486	(3)	366,793	282,616	26,481		50,542	(4)	359,639
Consolidated	$1,518,219	$251,468	(1)	$(738)		$1,768,949	$1,239,120	$283,860	(1)	$(4,761)		$1,518,219

(1)	Amount primarily relates to acquisitions. See Note 3 for more information regarding the Company’s acquisitions.

(2)	Amount primarily relates to adjustments to the preliminary purchase price allocation for certain 2012 Acquisitions.

(3)	Amount primarily relates to foreign currency translation.

(4)
Amount primarily relates to reclassification of goodwill between segments. In the first quarter of 2012, the Company transferred the business acquired in its acquisition of Novell Labs, Inc. (d/b/a "ShareFile") from its Enterprise and Service Provider division to its SaaS division. Also included in the SaaS division is foreign currency translation.

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
Intangible assets consist of the following (in thousands):

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$677,509	$428,418	5.60
Other	482,918	222,414	7.52
Total	$1,160,427	$650,832	6.38

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$620,032	$339,608	5.60
Other	446,601	170,820	7.28
Total	$1,066,633	$510,428	6.29
Other intangible assets consist primarily of customer relationships, trade names, covenants not to compete and patents. Amortization of product related intangible assets includes amortization of product related technologies and patents and is reported as a Cost of net revenues in the accompanying consolidated statements of income. Amortization of other intangible assets includes amortization of customer relationships, trade names and covenants not to compete and is reported as an Operating expense in the accompanying consolidated statements of income. The Company monitors its intangible assets for indicators of impairment. If the Company determines an impairment has occurred, it will write-down the intangible asset to its fair value. There were no impairments for the year ended December 31, 2013. For the year ended December 31, 2012, Amortization of other intangible assets includes a $5.2 million impairment related to the Company's decision to contribute its CloudStack tradename acquired in conjunction with its acquisition of Cloud.com to the Apache Software Foundation. As a

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result, the carrying value of the CloudStack tradename was written down to zero. See Note 3 for more information regarding the Company's acquisitions.
Estimated future annual amortization expense is as follows (in thousands):

Year ending December 31,
2014	$132,956
2015	111,016
2016	88,749
2017	61,057
2018	47,618
Software Development Costs
The authoritative guidance requires certain internal software development costs related to software to be sold to be capitalized upon the establishment of technological feasibility. The Company's software development costs incurred subsequent to achieving technological feasibility have not been significant and substantially all software development costs have been expensed as incurred.
Internal Use Software
In accordance with the authoritative guidance, the Company capitalizes external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software and software developed related to its software as a service (“SaaS”) offerings. The amount of costs capitalized in 2013 and 2012 relating to internal use software was $62.7 million and $51.5 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three to seven years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internal use software was approximately $58.6 million, $44.5 million and $37.2 million, during the years ended December 31, 2013, 2012 and 2011, respectively.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For hardware appliance and software transactions, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices using the selling price hierarchy in the revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, third-party evidence of selling price ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific products and services. TPE of selling price is established by evaluating competitor products or services in stand-alone sales to similarly situated customers. However, as the Company’s products contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, the Company is not typically able to determine TPE. The

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels and competitor pricing strategies.
For the Company’s non-software transactions, it allocates the arrangement consideration based on the relative selling price of the deliverables. For the Company’s hardware appliances, it uses ESP as its selling price. For the Company’s support and services, it generally uses VSOE as its selling price. When the Company is unable to establish selling price using VSOE for its support and services, the Company uses ESP in its allocation of arrangement consideration.
The Company’s SaaS products are considered service arrangements per the authoritative guidance; accordingly, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when accounting for these service arrangements. Generally, the Company’s SaaS products are sold separately and not bundled with the Enterprise and Service Provider division’s products and services.
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $2.1 million and $2.6 million at December 31, 2013 and December 31, 2012, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
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
Cost of Net Revenues
Cost of product and license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense, server capacity costs. In addition, the Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its products or in the development of future products in exchange for the payment of fixed fees or amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one to five years, and generally include renewal options. However, some agreements are perpetual unless expressly terminated. Royalties and other costs related to these agreements are included in cost of net revenues. Cost of services and maintenance revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the Company’s SaaS. Also included in cost of net revenues is amortization of product related intangible assets which includes acquired core and product technology and associated patents.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries in its Enterprise and Service Provider division is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. The functional currency of the Company’s wholly-owned foreign subsidiaries of its SaaS division is the currency of the country in which each subsidiary is located. The Company translates assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date. The Company includes accumulated net translation adjustments in equity as a component of Accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. Remeasurement and foreign currency transaction (losses) gains of approximately $(4.9) million, $(3.3) million and $4.7 million for the years ended December 31, 2013, 2012, and 2011, respectively, are included in Other (expense) income, net, in the accompanying consolidated statements of income.

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
The Company had accrued $9.2 million and $9.8 million for these pension liabilities at December 31, 2013 and 2012, respectively. Expenses for the programs for 2013, 2012 and 2011 amounted to $3.5 million, $1.5 million and $1.8 million, respectively.
Advertising Costs
The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its SaaS. The Company also has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Company products. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenses. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising were approximately $146.5 million, $137.5 million and $130.8 million, during the years ended December 31, 2013, 2012 and 2011, respectively.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Reclassifications
Certain reclassifications of the prior years' amounts have been made to conform to the current year's presentation. In the Property and Equipment table above, the Company determined it was more practical to present Assets under construction on a separate line as opposed to including the amounts within each asset class. Therefore, the reclassifications only resulted in changes to the amounts between asset classes.
3. ACQUISITIONS
2013 Acquisitions
Zenprise
In January 2013, the Company acquired all of the issued and outstanding securities of Zenprise, Inc. ("Zenprise"), a privately-held leader in mobile device management. Zenprise became part of the Company's Enterprise and Service Provider division, in which Citrix has integrated the Zenprise offering for mobile device management into its XenMobile Enterprise edition. The total consideration for this transaction was approximately $324.0 million, net of $2.9 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which the Company expensed approximately $0.1 million during the year ended December 31, 2013 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, the Company assumed certain stock options, which are exercisable for up to 285,817 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 Other Acquisitions
During the third quarter of 2013, the Company acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.3 million. The Company will pay contingent consideration of up to $3.0 million in cash upon the satisfaction of certain milestone achievements, as defined pursuant to the share purchase agreement. This business became part of the Company's SaaS division. Transaction costs associated with the acquisition were approximately $0.2 million, all of which the Company expensed during the year ended December 31, 2013, and are included in General and administrative expense in the accompanying consolidated statements of income.
During the fourth quarter of 2013, the Company acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.5 million. This business became part of the Company's Enterprise and Service Provider division. Transaction costs associated with the acquisition were approximately $0.2 million, all of which the Company expensed during the year ended December 31, 2013, and are included in General and administrative expense in the accompanying consolidated statements of income.
The two acquisitions discussed in this section captioned 2013 Other Acquisitions will collectively be referred to herein as the "2013 Other Acquisitions".
Purchase Accounting for the Acquisitions in 2013
The purchase prices for the companies acquired during the year ended December 31, 2013, which include Zenprise and the 2013 Other Acquisitions (collectively, the "2013 Acquisitions"), were allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of the acquisition. The allocation of the total purchase prices are summarized below (in thousands):

	Zenprise		2013 Other Acquisitions
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$10,943		$3,586
Other assets	668		—
Property and equipment	431	Various	—
Deferred tax assets, non-current	38,785		3,177
Intangible assets	69,200	1-7 years	11,300	5-6 years
Goodwill	247,273	Indefinite	4,195	Indefinite
Assets acquired	367,300		22,258
Current liabilities assumed	(8,475)		(3,950)
Deferred tax liabilities, current	—		(2,000)
Long-term liabilities assumed	(3,107)		(1,000)
Deferred tax liabilities, non-current	(28,725)		(1,699)
Net assets acquired	$326,993		$13,609
Current assets acquired in connection with the 2013 Acquisitions consisted primarily of cash and accounts receivable. Current liabilities assumed in connection with the 2013 Acquisitions consisted primarily of current portion of deferred revenues, short-term payables, other accrued expenses and short-term debt, which was paid in full subsequent to the respective acquisition date. Long-term liabilities assumed in connection with the 2013 Acquisitions consisted of other long-term liabilities and long-term portion of deferred revenues.
The Company continues to evaluate certain income tax assets and liabilities related to the 2013 Other Acquisitions. Goodwill from the 2013 Acquisitions was assigned to the respective segments each businesses became part of. The goodwill related to the 2013 Acquisitions is not deductible for tax purposes. See Note 11 for segment information. The goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.
Revenues from the 2013 Acquisitions are included in the revenues of each business's respective segment. The Company has included the effect of the 2013 Acquisitions in its results of operations prospectively from the date of acquisition.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangible assets acquired in connection with the 2013 Acquisitions (in thousands) and the weighted-average lives are as follows:

	Zenprise	Asset Life	2013 Other Acquisitions	Asset Life
Trade names	$2,400	3.0 years	$—
Non-compete agreements	700	1.0 year	—
Customer relationships	18,300	7.0 years	3,600	6.0 years
Core and product technologies	47,800	6.0 years	6,300	5.0 years
In-process R&D (1)	—		1,400	Indefinite
Total	$69,200		$11,300
(1) Capitalized acquired in-process R&D costs will remain capitalized until such time as the projects are complete, at which point they will be amortized, or they will be written off when it is probable the projects will not be completed.
The following unaudited pro-forma information combines the consolidated results of the operations of the Company and the 2013 Acquisitions as if the acquisitions had occurred at the beginning of fiscal year 2012 (in thousands, except per share data):

	Year Ended December 31,
	2013	2012
Revenues	$2,921,604	$2,596,227
Income from operations	376,936	333,077
Net income	336,250	314,300
Per share - basic	1.80	1.68
Per share - diluted	1.79	1.66
2012 Acquisitions
ByteMobile
In July 2012, the Company acquired all of the issued and outstanding securities of ByteMobile, Inc. (“ByteMobile”), a privately-held provider of data and video optimization solutions for mobile network operators. ByteMobile became part of the Company's Enterprise and Service Provider division and extends the Company's industry reach into the mobile and cloud markets. The total consideration for this transaction was approximately $399.5 million, net of $5.6 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $2.1 million, all of which the Company expensed during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income. Revenues from the ByteMobile acquisition are included in the revenue of the Company's Enterprise and Service Provider division. The Company has included the effect of the ByteMobile acquisition in its results of operations prospectively from the date of acquisition.
Purchase Accounting for the ByteMobile acquisition
During the twelve months ended December 31, 2013, the Company made net adjustments to goodwill of approximately $3.3 million to the purchase price allocation associated with the ByteMobile acquisition. Goodwill from the ByteMobile acquisition was assigned to the Company's Enterprise and Service Provider division. The goodwill related to the ByteMobile acquisition is not deductible for tax purposes. See Note 2 for information on adjustments to goodwill and Note 11 for segment information. The goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price for ByteMobile was allocated to the acquired net tangible and intangible assets based on its estimated fair value as of the date of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	ByteMobile
	Purchase Price Allocation	Asset Life
Current assets	$57,796
Other assets	7,406
Property and equipment	2,484	Various
Deferred tax assets, non-current	44,934
Intangible assets	248,900	1-9 years
Goodwill	221,914	Indefinite
Assets acquired	583,434
Current liabilities assumed	(62,313)
Long-term liabilities assumed	(4,083)
Deferred tax liabilities, non-current	(111,904)
Net assets acquired	$405,134
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
Podio
In April 2012, the Company acquired all of the issued and outstanding securities of Podio ApS (“Podio”), a privately-held provider of a cloud-based collaborative work platform. Podio became part of the Company's SaaS division and expands the Company's offerings of integrated cloud-based support for team-based collaboration. The total consideration for this transaction was approximately $43.6 million, net of $1.7 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.5 million, all of which the Company expensed during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income. The Company recorded approximately $24.5 million of goodwill, which is not deductible for tax purposes, and acquired $24.6 million of identifiable intangible assets, of which $20.7 million is related to product related intangible assets and $3.9 million is related to other intangible assets. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 127,668 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
2012 Other Acquisitions
During the first quarter of 2012, the Company acquired all of the issued and outstanding securities of a privately-held company for total cash consideration of approximately $24.6 million, net of $0.6 million of cash acquired. This business became part of the Company’s Enterprise and Service Provider division. Transaction costs associated with the acquisition were approximately $0.5 million, of which the Company expensed $0.4 million and $0.1 million during the years ended December 31, 2012 and 2011, respectively, and are included in General and administrative expense in the accompanying consolidated statements of income. The Company recorded approximately $22.8 million of goodwill, which is not deductible for tax purposes, and acquired $11.0 million of identifiable intangible assets, all of which is related to product related intangible assets. In addition, in connection with this acquisition, the Company assumed non-vested stock units which were converted into the right to receive up to 13,481 shares of the Company's common stock and assumed certain stock options which are exercisable for 12,017 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
During the second quarter of 2012, the Company acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $15.4 million, net of $0.2 million of cash acquired. The businesses became part of the Company's Enterprise and Service Provider division. Transaction costs associated with the

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquisitions were approximately $0.4 million, all of which the Company expensed during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisitions, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 66,459 shares of the Company's common stock, for which the vesting period reset fully upon the closing of each respective transaction.
During the third quarter of 2012, the Company acquired all of the issued and outstanding securities of two privately-held companies for a total cash consideration of approximately $5.3 million. One of the businesses became part of the Company's Enterprise and Service Provider division and the other became part of the Company's SaaS division. Transaction costs associated with the acquisitions were approximately $0.2 million, all of which the Company expensed during the year ended December 31, 2012 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisitions, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 13,487 shares of the Company's common stock, for which the vesting period reset fully upon the closing of each respective transaction.
Subsequent Events
On January 8, 2014, the Company acquired all of the issued and outstanding securities of Framehawk, Inc. ("Framehawk"). The Framehawk solution, which optimizes the delivery of virtual desktops and applications to mobile devices, will be combined with HDX technology in the Citrix XenApp and XenDesktop products to deliver an unparalleled user experience under adverse network conditions. The total preliminary consideration for this transaction was approximately $27.9 million, net of $0.3 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition are currently estimated at $0.1 million, all of which the Company expensed during the year ended December 31, 2013 and are included in General and administrative expense in the accompanying consolidated statements of income.
4. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	December 31, 2013				December 31, 2012
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$453,922	$1,177	$(349)	$454,750	$400,365	$2,347	$(5)	$402,707
Corporate securities	643,360	947	(216)	644,091	404,546	947	(171)	405,322
Municipal securities	53,698	81	(23)	53,756	32,214	114	(15)	32,313
Government securities	156,930	196	(47)	157,079	39,863	131	(1)	39,993
Total	$1,307,910	$2,401	$(635)	$1,309,676	$876,988	$3,539	$(192)	$880,335
The change in net unrealized gains (losses) on available-for-sale securities recorded in Other comprehensive income (loss) includes unrealized gains (losses) that arose from changes in market value of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales, as well as prepayments of available-for-sale investments purchased at a premium. This reclassification has no effect on total comprehensive income or equity and was not material for all periods presented. See Note 14 for more information related to comprehensive income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2013 were approximately five months and three years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the years ended December 31, 2013 and 2012, the Company had realized gains on the sales of available-for-sale investments of $3.0 million and $4.1 million, respectively. For the years ended December 31, 2013 and 2012, the Company had realized losses on available-for-sale investments of $2.7 million and $0.8 million, respectively, primarily related to prepayments at par of securities purchased at a premium. All realized gains and losses related to the sales of available-for-sale investments are included in Other (expense) income, net, in the accompanying consolidated statements of income.
The Company continues to monitor its overall investment portfolio and if the credit ratings of the issuers of its investments deteriorate or if the issuers experience financial difficulty, including bankruptcy, the Company may be required to

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

make adjustments to the carrying value of the securities in its investment portfolio and recognize impairment charges for declines in fair value that are determined to be other-than-temporary.
Other-Than-Temporary Impairment on Available-for-Sale Investments
There were no other-than-temporarily impaired available-for-sale investments during the twelve months ended December 31, 2013. During 2012, one of the Company’s available-for-sale investments with a carrying amount of $5.0 million was determined to be other-than-temporarily impaired. As a result of this determination, the investment was written down to its fair value of $2.5 million, resulting in an impairment charge of $2.5 million. The impairment charge is included in Other (expense) income, net in the accompanying consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $0.6 million and $0.2 million as of December 31, 2013 and 2012, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $24.3 million and $26.2 million as of December 31, 2013 and 2012, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. During 2013 and 2012, certain companies in which the Company held direct investments were acquired by third parties and as a result of these sales transactions the Company recorded gains of $6.0 million and $16.5 million, respectively, which was included in Other (expense) income, net in the accompanying consolidated statements of income. The Company determined that certain cost method investments were impaired during 2013, 2012 and 2011 and recorded a total charge of $3.7 million, $3.5 million, and $3.5 million, respectively, which is included in Other (expense) income, net in the accompanying consolidated statements of income. See Note 5 for more information.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measure fair value may meet the definition of more than one level of the fair value hierarchy. The input with the lowest level priority is used to determine the applicable level in the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$227,528	$227,528	$—	$—
Money market funds	52,823	52,823	—	—
Corporate securities	389	—	389	—
Available-for-sale securities:
Agency securities	454,750	—	454,750	—
Corporate securities	644,091	—	633,801	10,291
Municipal securities	53,756	—	53,756	—
Government securities	157,079	—	157,079	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,952	—	4,952	—
Total assets	$1,595,368	$280,351	$1,304,727	$10,291
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,743	—	1,743	—
Total liabilities	$1,743	$—	$1,743	$—

	As of December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$503,614	$503,614	$—	$—
Money market funds	123,519	123,519	—	—
Corporate securities	16,476	—	16,476	—
Available-for-sale securities:
Agency securities	402,707	—	402,707	—
Corporate securities	405,322	—	401,981	3,341
Municipal securities	32,313	—	32,313	—
Government securities	39,993	—	39,993	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,157	—	4,157	—
Total assets	$1,528,101	$627,133	$897,627	$3,341
Accrued expenses and other current liabilities:
Foreign currency derivatives	4,162	—	4,162	—
Total liabilities	$4,162	$—	$4,162	$—
The Company’s fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a minimum weighted-average credit rating of AA-/Aa3. The Company values these securities based on pricing from the Service, whose sources may use quoted prices in active

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, and accordingly, the Company classifies all of its fixed income available-for-sale securities as Level 2.
The Company measures its cash flow hedges, which are classified as Prepaid expenses and other current assets and Accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs).
Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)
The Company has invested in convertible debt securities of certain early-stage entities that are classified as available-for-sale investments. As quoted prices in active markets or other observable inputs were not available for these investments, in order to measure them at fair value, the Company utilized a discounted cash flow model using a discount rate reflecting the market risk inherent in holding securities of an early-stage enterprise, adjusted by the probability-weighted exit possibilities associated with the convertible debt securities. This methodology required the Company to make assumptions that were not directly or indirectly observable regarding the fair value of the convertible debt securities; accordingly they are a Level 3 valuation and included in the table below.

Investments
(in thousands)
Balance at December 31, 2012	$3,341
Purchases of Level 3 securities	9,700
Transfers out of Level 3	(2,750)
Balance at December 31, 2013	$10,291
Transfers out of Level 3 relate to certain of the Company's investments in convertible debt securities of early-stage entities that were previously classified as available-for-sale investments to cost method investments upon conversion to equity ownership, which are included in Other assets in the accompanying consolidated balance sheets.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During 2013 and 2012, certain cost method investments with a combined carrying value of $9.3 million and $13.0 million, respectively, were determined to be impaired and have been written down to their fair values of $5.6 million and $9.5 million, respectively, resulting in impairment charges of $3.7 million and $3.5 million, respectively. The impairment charges are included in Other (expense) income, net in the accompanying consolidated financial statements for the years ended December 31, 2013 and 2012. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable. See Note 4 for more information regarding cost method investments.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short maturity of these items.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consist of the following:

	December 31,
	2013	2012
	(In thousands)
Accrued compensation and employee benefits	$141,065	$130,835
Other accrued expenses	116,541	126,300
Total	$257,606	$257,135

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2013, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the “2005 ESPP”). In February 2014, the Company's Board of Directors approved the 2014 Equity Incentive Plan, which is subject to stockholder approval at the Company Annual Meeting of Stockholders on May 22, 2014. There will be no grants under this plan until the plan is approved by the Company's stockholders. In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plan includes the Amended and Restated 1995 Stock Plan.
Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 48,600,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of December 31, 2013, there were 26,960,367 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 16,605,208 additional stock-based awards.
Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of December 31, 2013, 2,991,834 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $4.9 million, $4.0 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Expense Information under the Authoritative Guidance
As required by the authoritative guidance, the Company estimates forfeitures of stock awards and recognizes compensation costs only for those awards expected to vest. Forfeiture rates are determined based on historical experience. The Company also considers whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate quarterly. Estimated forfeitures are adjusted to actual forfeiture experience as needed. The Company recorded stock-based compensation costs, related deferred tax assets and tax benefits of $183.9 million, $57.1 million and $55.7 million, respectively, in 2013, $149.9 million, $46.7 million and $65.8 million, respectively, in 2012 and $92.9 million, $28.4 million and $67.9 million, respectively, in 2011.
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Statement Classifications	2013	2012	2011
Cost of services revenues	$2,540	$2,111	$1,584
Research and development	63,448	54,616	31,763
Sales, marketing and services	65,549	51,519	31,354
General and administrative	52,404	41,694	28,208
Total	$183,941	$149,940	$92,909
Stock Options
Stock options granted under the 2005 Plan typically have a five-year life and vest over three years, with 33.3% of the shares underlying the option vesting on the first anniversary of the date of grant and the remainder of the underlying shares vesting in equal installments at a rate of 2.78% thereafter (the "Standard Vesting Rate"). The Company also assumes stock options from certain of its acquisitions for which the vesting period is typically reset to vest over three years at the Standard Vesting Rate. During the first quarter of 2013, the Company assumed in-the-money options from the Zenprise acquisition. See Note 3 for more information related to acquisitions.
A summary of the status and activity of the Company’s fixed option awards is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	7,589,532	$54.15	2.70
Assumed	285,817	11.85
Exercised	(2,168,531)	33.97
Forfeited or expired	(299,841)	60.90
Outstanding at December 31, 2013	5,406,977	59.64	2.15	$57,583
Vested or expected to vest	5,366,212	59.78	2.14	$56,548
Exercisable at December 31, 2013	4,438,465	61.88	1.93	$38,167
The Company recognized stock-based compensation expense of $48.9 million, $56.4 million and $48.2 million related to options for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $29.7 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.22 years. The total intrinsic value of stock options exercised during 2013, 2012 and 2011 was $77.7 million, $131.4 million and $169.2 million, respectively.
Stock Option Valuation Information
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual employee exercise behaviors, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of SAB No. 107, Share Based Payment. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected terms on stock options. The expected term of stock options was based on the historical employee exercise patterns. In years when a significant number of stock options are granted, the Company analyzes its historical pattern of option exercises based on certain demographic characteristics annually and has historically determined that there were no meaningful differences in option exercise activity based on demographic characteristics. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model. The weighted-average fair value of stock options granted and/or assumed during 2013, 2012 and 2011 was $56.97, $23.95 and $29.91, respectively.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to value options granted and/or assumed are as follows:

	Stock options granted or assumed during
	2013	2012	2011
Expected volatility factor	0.39	0.38 - 0.43	0.38 - 0.50
Approximate risk free interest rate	0.4%	0.5% - 0.7%	0.6% - 1.1%
Expected term (in years)	3.35	3.91	3.27 - 3.91
Expected dividend yield	0%	0%	0%
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
The following table summarizes the Company's non-vested stock unit activity for the year ended December 31, 2013:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock units at December 31, 2012	3,607,561	$74.70
Granted	2,765,386	71.84
Vested	(1,375,165)	69.36
Forfeited	(365,803)	76.16
Non-vested stock units at December 31, 2013	4,631,979	74.47
For the years ended December 31, 2013, 2012 and 2011, the Company recognized stock-based compensation expense of $130.2 million, $89.5 million and $40.0 million, respectively, related to non-vested stock units. The fair value of the non-vested stock units released in 2013, 2012, and 2011 was $95.4 million, $50.3 million and $21.3 million, respectively. As of December 31, 2013, there was $237.8 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.96 years.
Benefit Plan
The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute up to 60% of their annual compensation, limited to an annual maximum amount as set periodically by the IRS. The Company, at its discretion, may contribute up to $0.50 for each dollar of employee contribution. The Company’s total matching contribution to an employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $12.7 million, $10.5 million and $9.1 million in 2013, 2012 and 2011, respectively. The Company’s contributions vest over a four-year period at 25% per year.
8. CAPITAL STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $3.9 billion, of which $500.0 million was approved in October 2013. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At December 31, 2013, approximately $429.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock in the Company's consolidated balance sheets. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan.
During the year ended December 31, 2013, the Company expended approximately $406.3 million on open market purchases, repurchasing 6,563,986 shares of outstanding common stock at an average price of $61.90.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares for Tax Withholding
During the years ended December 31, 2013, 2012 and 2011, the Company withheld 444,657 shares, 269,745 shares and 182,203 shares, respectively, from stock units that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of stock units was $31.0 million, $20.2 million and $13.3 million, for 2013, 2012 and 2011, respectively. These shares are reflected as treasury stock in the Company's consolidated balance sheets and statements of equity and the related cash outlays reduce the Company's total stock repurchase authority.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. No shares of such preferred stock were issued and outstanding at December 31, 2013 or 2012.
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
Rental expense for the years ended December 31, 2013, 2012 and 2011 totaled approximately $70.9 million, $65.1 million and $56.5 million, respectively. Sublease income for the years ended December 31, 2013, 2012 and 2011 was approximately $0.3 million, $0.2 million and $0.2 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, are as follows:

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31,
2014	$60,982	$255
2015	46,770	260
2016	39,353	227
2017	22,064	218
2018	18,536	203
Thereafter	88,885	—
Total	$276,590	$1,163
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Guarantees
The authoritative guidance requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of the authoritative guidance, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has not made material payments pursuant to these provisions as of December 31, 2013. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.
Purchase Obligations
The Company has agreements with suppliers to purchase inventory and estimates its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2014 to be approximately $13.1 million. The Company also has contingent obligations to purchase inventory for the fiscal year ended December 31, 2014, which are based on amount of usage, of approximately $18.2 million. The Company does not have any purchase obligations beyond December 31, 2014.
10. INCOME TAXES
The United States and foreign components of income before income taxes are as follows:

	2013	2012	2011
	(In thousands)
United States	$142,085	$200,802	$176,824
Foreign	245,805	209,427	253,673
Total	$387,890	$410,229	$430,497

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for income taxes are as follows:

	2013	2012	2011
	(In thousands)
Current:
Federal	$51,389	$81,019	$50,022
Foreign	37,221	30,059	29,169
State	11,605	17,395	11,905
Total current	100,215	128,473	91,096
Deferred:
Federal	(34,897)	(64,960)	(8,631)
Foreign	(8,413)	1,409	(4,792)
State	(8,538)	(7,240)	(2,806)
Total deferred	(51,848)	(70,791)	(16,229)
Total provision	$48,367	$57,682	$74,867
The following table presents the breakdown between current and non-current net deferred tax assets:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets - current	$48,470	$36,846
Deferred tax liabilities - current	(364)	(876)
Deferred tax assets- non current	115,418	43,097
Deferred tax liabilities - non current	(13,127)	(19,756)
Total net deferred tax assets	$150,397	$59,311
The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Accruals and reserves	$25,556	$36,128
Deferred revenue	55,688	41,820
Tax credits	60,519	43,657
Net operating losses	103,329	89,856
Other	10,537	8,452
Stock based compensation	72,074	54,852
Depreciation and amortization	1,675	—
Valuation allowance	(26,465)	(18,185)
Total deferred tax assets	302,913	256,580
Deferred tax liabilities:
Depreciation and amortization	—	(40,159)
Acquired technology	(136,258)	(140,017)
Prepaid expenses	(16,258)	(17,093)
Total deferred tax liabilities	(152,516)	(197,269)
Total net deferred tax assets	$150,397	$59,311
The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2013, the Company determined that a $26.5 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not expect to remit earnings from its foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $1,238.0 million at December 31, 2013. Those earnings are considered to be permanently reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States.
At December 31, 2013, the Company had $220.0 million of remaining net operating loss carry forwards in the United States from acquisitions. The utilization of these net operating loss carry forwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2019. At December 31, 2013, the Company had $52.0 million of remaining net operating loss carry forwards in foreign jurisdictions that do not expire.
At December 31, 2013, the Company had research and development tax credit carry forwards of approximately $55.6 million that begin to expire in 2024.
A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.2	1.9	1.7
Foreign operations	(14.8)	(10.2)	(14.5)
Permanent differences	(1.1)	(2.0)	1.2
Tax credits	(10.9)	(4.7)	(7.1)
Stock option compensation	0.4	0.1	0.1
Change in accruals for uncertain tax positions	3.3	(5.3)	1.4
Other	(0.6)	(0.7)	(0.4)
	12.5%	14.1%	17.4%
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows (in thousands):

Balance at January 1, 2012	$79,199
Additions based on tax positions related to the current year	2,459
Additions for tax positions of prior years	9,558
Reductions related to the expiration of statutes of limitations	(33,594)
Settlements	(13,718)

Balance at December 31, 2012	43,904
Additions based on tax positions related to the current year	13,694
Additions for tax positions of prior years	10,611
Reductions related to the expiration of statutes of limitations	(2,116)
Settlements	(2,301)

Balance at December 31, 2013	$63,792

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's unrecognized tax benefits may change significantly over the next 12 months.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the year ended December 31, 2013, the Company recognized $0.8 million of expense related to interest and penalties. The Company has no amounts accrued for the payment of interest and penalties at December 31, 2013.
The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law will result in net tax benefits of approximately $10.7 million, which were recognized in 2013, the year in which the law was enacted.
11. SEGMENT INFORMATION
The Enterprise and Service Provider division and the SaaS division constitute the Company’s two reportable segments. The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise and Service Provider division products and SaaS division products. Segment profit for each segment includes certain research and development, sales, marketing, general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, amortization of product related intangible assets, amortization of other intangible assets, net interest and Other (expense) income, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.
International revenues (sales outside of the United States) accounted for approximately 45.4%, 45.3% and 43.2% of the Company’s net revenues for the year ended December 31, 2013, 2012, and 2011, respectively. Net revenues and segment profit for 2013, 2012 and 2011 classified by the Company’s reportable segments, are presented below:

	2013	2012	2011
	(In thousands)
Net revenues:
Enterprise and Service Provider division	$2,335,562	$2,074,800	$1,778,646
SaaS division	582,872	511,323	427,746
Consolidated	$2,918,434	$2,586,123	$2,206,392
Segment profit:
Enterprise and Services Provider division	$588,138	$562,794	$504,883
SaaS division	116,061	92,498	76,147
Unallocated expenses (1):
Amortization of intangible assets	(139,541)	(114,574)	(71,131)
Restructuring	—	—	(24)
Net interest and other income	7,173	19,451	13,531
Stock-based compensation	(183,941)	(149,940)	(92,909)
Consolidated income before income taxes	$387,890	$410,229	$430,497

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2013	2012
	(In thousands)
Identifiable assets:
Enterprise and Service Provider division	$4,662,724	$4,246,292
SaaS division	549,525	550,110
Total identifiable assets	$5,212,249	$4,796,402

	December 31,
	2013	2012
	(In thousands)
Long-lived assets, net:
United States	$258,114	$231,812
United Kingdom	29,382	30,633
Other countries	51,500	40,849
Total long-lived assets, net	$338,996	$303,294
The increases in identifiable assets are primarily due to goodwill and intangible assets recorded in conjunction with the Company's 2013 Acquisitions. See Note 3 for additional information regarding the Company’s acquisitions.
In fiscal years 2013, 2012 and 2011, one distributor, Ingram Micro, accounted for 14%, 16% and 17%, respectively, of the Company’s total net revenues. The Company’s distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which cover different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), one of which was individually responsible for over 10% of the Company’s total net revenues in each of the last three fiscal years. In fiscal years 2013, 2012 and 2011, there were no resellers that accounted for over 10% of the Company’s total net revenues. Total net revenues associated with Ingram Micro are included in the Company's Enterprise and Service Provider division.
Revenues by product grouping for the Company’s Enterprise and Service Provider division and SaaS division were as follows for the years ended:

	December 31,
	2013	2012	2011
	(In thousands)
Net revenues:
Enterprise and Service Provider division
Mobile and Desktop revenues(1)	$1,549,383	$1,450,850	$1,278,798
Networking and Cloud revenues(2)	634,598	496,608	385,518
Professional services(3)	138,879	119,061	91,496
Other	12,702	8,281	22,834
Total Enterprise and Service Provider division revenues	2,335,562	2,074,800	1,778,646
SaaS division revenues	582,872	511,323	427,746
Total net revenues	$2,918,434	$2,586,123	$2,206,392

(1)
Mobile and Desktop revenues are primarily comprised of sales from the Company’s desktop and application virtualization products, XenDesktop and XenApp, and the Company's Mobility products, which include XenMobile and related license updates and maintenance and support.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
Networking and Cloud revenues are primarily comprised of sales from the Company’s cloud networking products, which include NetScaler, CloudBridge and ByteMobile Smart Capacity, and the Company’s cloud platform products which include XenServer, CloudPlatform and CloudPortal and related license updates and maintenance and support.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the years ended:

	December 31,
	2013	2012	2011
	(In thousands)
Net revenues:
Enterprise and Service Provider division
Americas	$1,263,673	$1,106,801	$993,062
EMEA	785,862	691,111	576,953
Asia-Pacific	286,027	276,888	208,631
Total Enterprise and Service Provider division revenues	2,335,562	2,074,800	1,778,646
SaaS division
Americas	488,307	433,263	367,260
EMEA	73,529	63,484	50,711
Asia-Pacific	21,036	14,576	9,775
Total SaaS division revenues	582,872	511,323	427,746
Total net revenues	$2,918,434	$2,586,123	$2,206,392
Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2013, 2012 and 2011 were $215.3 million, $127.4 million and $106.0 million, respectively.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of December 31, 2013, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed twelve months and the maximum term is eighteen months.
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
The total cumulative unrealized gain on cash flow derivative instruments was $2.9 million and nil at December 31, 2013 and 2012, respectively, and is included in Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The net unrealized gain as of December 31, 2013 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.

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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$4,559	Prepaid expenses and other current assets	$4,157	Accrued expenses and other current liabilities	$1,578	Accrued expenses and other current liabilities	$4,162

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$393	Prepaid expenses and other current assets	$448	Accrued expenses and other current liabilities	$165	Accrued expenses and other current liabilities	$52
The Effect of Derivative Instruments on Financial Performance

	For the Year ended December 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) (Effective Portion)
	2013	2012		2013	2012
Foreign currency forward contracts	$2,862	$5,164	Operating expenses	$(2,929)	$(5,817)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Year ended December 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2013	2012
Foreign currency forward contracts	Other (expense) income, net	$3,138	$(1,341)

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Foreign Currency Forward Contracts
As of December 31, 2013, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 8,012
British pounds sterling	GBP 34,475
Canadian dollars	CAD 6,714
Chinese renminbi	CNY 81,250
Danish krone	DKK 1,500
Euro	EUR 27,820
Hong Kong dollars	HKD 51,063
Indian rupees	INR 1,201,622
Japanese yen	JPY 169,004
New Zealand dollars	NZD 300
Singapore dollars	SGD 12,600
Swiss francs	CHF 19,741
13. NET INCOME PER SHARE ATTRIBUTABLE TO CITRIX SYSTEMS, INC. STOCKHOLDERS
The following table sets forth the computation of basic and diluted net income per share attributable to Citrix Systems, Inc. stockholders (in thousands, except per share information):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to Citrix Systems, Inc. stockholders	$339,523	$352,547	$356,322
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	186,672	186,722	187,315
Effect of dilutive employee stock awards:
Employee stock awards	1,573	2,407	3,326
Denominator for diluted earnings per share - weighted-average shares outstanding	188,245	189,129	190,641
Net income per share attributable to Citrix Systems, Inc. stockholders - basic	$1.82	$1.89	$1.90
Net income per share attributable to Citrix Systems, Inc. stockholders - diluted	$1.80	$1.86	$1.87
Anti-dilutive weighted-average shares	3,647	3,464	2,576

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive income (loss) by component, net of tax, are as follows (in thousands):

	Foreign currency	Unrealized gain (loss) on available-for-sale securities	Unrealized gain (loss) on derivative instruments	Other comprehensive gain (loss) on pension liability	Total
	(In thousands)
Balance at December 31, 2012	$(3,024)	$2,426	$(10)	$(7,097)	$(7,705)
Other comprehensive income before reclassifications	8,482	(985)	(67)	2,500	9,930
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(203)	2,929	—	2,726
Net current period other comprehensive income	8,482	(1,188)	2,862	2,500	12,656
Balance at December 31, 2013	$5,458	$1,238	$2,852	$(4,597)	$4,951
Income tax expense or benefit allocated to each component of other comprehensive income is not material.
Reclassifications out of Accumulated other comprehensive income (loss) are as follows (in thousands):

	For the Twelve Months Ended December 31, 2013
	(In thousands)
Details about Accumulated other comprehensive income (loss) components	Amount reclassified from Accumulated other comprehensive income (loss), net of tax	Affected line item in the Consolidated Statements of Income
Unrealized net gain on available-for-sale securities	$203	Other (expense) income, net
Unrealized net losses on cash flow hedges	(2,929)	Operating expenses *
	$(2,726)
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
15. RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. Under the new standard, the Company's unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2014 and applied prospectively. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

CITRIX SYSTEMS, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2013
Net revenues	$672,899	$730,384	$712,731	$802,420	$2,918,434
Gross margin	557,985	603,144	588,798	665,712	2,415,639
Income from operations	56,608	75,888	87,367	160,854	380,717
Net income attributable to Citrix Systems, Inc.	59,688	64,461	76,730	138,644	339,523
Net income per share attributable to Citrix Systems, Inc. stockholders - basic	0.32	0.34	0.41	0.75	1.82
Net income per share attributable to Citrix Systems, Inc. stockholders - diluted	0.32	0.34	0.41	0.74	1.80
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2012
Net revenues	$589,495	$615,210	$641,422	$739,996	$2,586,123
Gross margin	503,152	520,852	535,354	622,628	2,181,986
Income from operations	80,750	82,192	82,415	145,421	390,778
Net income attributable to Citrix Systems, Inc.	68,267	92,006	78,245	114,029	352,547
Net income per share attributable to Citrix Systems, Inc. stockholders - basic	0.37	0.49	0.42	0.61	1.89
Net income per share attributable to Citrix Systems, Inc. stockholders - diluted	0.36	0.49	0.41	0.60	1.86
The sum of the quarterly net income per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.
The Consolidated Statement of Cash Flows for the year ended December 31, 2013 reflects an adjustment of approximately $17.3 million made to the captions “Excess tax benefit from stock based compensation” and “Income taxes, net” for the three months ended March 31, 2013. Accordingly, the adjusted net cash provided by operating activities and net cash used in financing activities for the three months ended March 31, 2013 is approximately $266.6 million and $28.9 million, respectively.

CITRIX SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2013
Deducted from asset accounts:
Allowance for doubtful accounts	$3,883	$1,046	$—		$1,637	(2)	$3,292
Allowance for returns	2,564	—	4,473	(1)	4,975	(4)	2,062
Valuation allowance for deferred tax assets	18,185	—	8,280	(6)	—		26,465
2012
Deducted from asset accounts:
Allowance for doubtful accounts	$2,564	$1,784	$1,119	(3)	$1,584	(2)	$3,883
Allowance for returns	1,361	—	10,742	(1)	9,539	(4)	2,564
Valuation allowance for deferred tax assets	9,235	—	8,950	(6)	—		18,185
2011
Deducted from asset accounts:
Allowance for doubtful accounts	$3,409	$266	$1,468	(3)	$2,579	(2)	$2,564
Allowance for returns	850	—	5,542	(1)	5,031	(4)	1,361
Valuation allowance for deferred tax assets	13,999	—	(4,764)	(5)	—		9,235

(1)	Charged against revenues.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Adjustments from acquisitions.

(4)	Credits issued for returns.

(5)	Related to deferred tax assets on unrealized losses and acquisitions.

(6)	Related to deferred tax assets on foreign tax credits, net operating loss carryforwards, and depreciation.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 29, 2013
3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 29, 2013
4.1	Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended)
10.1*	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)
10.2*
First Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 28, 2010)

10.3*
Second Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.4*
Third Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.5*
Fourth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 31, 2012)

10.6*
Fifth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.7*
Sixth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 29, 2013)

10.8*
Form of Global Stock Option Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.9*
Form of Restricted Stock Unit Agreement For Non-Employee Directors under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.10*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Performance Based Awards) (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.11*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Time Based Awards) (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.12*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Long Term Incentive) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.13*
Form of Long Term Incentive Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.14*	Amended and Restated 2005 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011)
10.15*	Amendment to Amended and Restated 2005 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)
10.16*†	Citrix Systems, Inc. Executive Bonus Plan
10.17*
Change in Control Agreement dated as of August 4, 2005 by and between the Company and Mark B. Templeton (incorporated by reference herein to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit No.	Description
10.18*
Form of Change in Control Agreement by and between the Company and each of David J. Henshall, David R. Freidman, Brett M. Caine, Alvaro J. Monserrat and John Gordon Payne (incorporated by reference herein to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.19*†	Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between the Company and Mark Templeton
10.20*†
Form of First Amendment to Change of Control Agreement between the Company and each of Brett M. Caine, David J. Henshall, David R. Friedman and Alvaro J. Monserrat (together with Mark Templeton, the “Executive Officers”)

10.21*
Form of Amendment to Change in Control Agreements by and between the Company and each of David J. Henshall, David R. Freidman, Brett M. Caine and Alvaro J. Monserrat (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.22*
Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.23*
Form of Change in Control Agreement by and between the Company and each of Catherine Courage, Steve Daheb, Sudhakar Ramakrishna and Christopher Hylen (incorporated by reference herein to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certifications
31.2†	Rule 13a-14(a) / 15d-14(a) Certifications
32.1††	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101†
XBRL (eXtensible Business Reporting Language). The following materials from Citrix Systems, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) notes to consolidated financial statements.

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.