Form 10-Q
period 2014-03-31
CITRIX SYSTEMS INC
filed 2014-05-06
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2014 there were 163,863,398 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2014

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$298,519	$280,740
Short-term investments, available-for-sale	530,758	453,976
Accounts receivable, net of allowances of $4,960 and $5,354 at March 31, 2014 and December 31, 2013, respectively	510,862	654,821
Inventories, net	12,537	14,107
Prepaid expenses and other current assets	138,389	110,981
Current portion of deferred tax assets, net	47,836	48,470
Total current assets	1,538,901	1,563,095
Long-term investments, available-for-sale	998,831	855,700
Property and equipment, net	336,740	338,996
Goodwill	1,783,090	1,768,949
Other intangible assets, net	487,771	509,595
Long-term portion of deferred tax assets, net	70,779	115,418
Other assets	53,361	60,496
	$5,269,473	$5,212,249
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$76,661	$78,452
Accrued expenses and other current liabilities	271,840	257,606
Income taxes payable	8,458	29,322
Current portion of deferred revenues	1,092,577	1,098,681
Total current liabilities	1,449,536	1,464,061
Long-term portion of deferred revenues	318,226	313,059
Other liabilities	87,694	115,322
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 292,798 and 291,078 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	293	291
Additional paid-in capital	4,034,515	3,974,297
Retained earnings	2,959,480	2,903,541
Accumulated other comprehensive income	4,250	4,951
	6,998,538	6,883,080
Less - common stock in treasury, at cost (108,158 and 107,789 shares at March 31, 2014 and December 31, 2013, respectively)	(3,584,521)	(3,563,273)
Total stockholders' equity	3,414,017	3,319,807
	$5,269,473	$5,212,249
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share information)
Revenues:
Product and licenses	$207,424	$193,083
Software as a service	157,132	137,566
License updates and maintenance	343,758	315,738
Professional services	42,505	26,512
Total net revenues	750,819	672,899
Cost of net revenues:
Cost of product and license revenues	31,337	25,794
Cost of services and maintenance revenues	78,683	64,411
Amortization of product related intangible assets	24,306	24,709
Total cost of net revenues	134,326	114,914
Gross margin	616,493	557,985
Operating expenses:
Research and development	133,618	130,492
Sales, marketing and services	316,496	297,682
General and administrative	72,388	62,785
Amortization of other intangible assets	12,454	10,418
Restructuring	9,650	—
Total operating expenses	544,606	501,377
Income from operations	71,887	56,608
Interest income	2,153	1,962
Other expense, net	(5,285)	(766)
Income before income taxes	68,755	57,804
Income tax expense (benefit)	12,816	(1,884)
Net income	$55,939	$59,688
Earnings per share:
Basic	$0.30	$0.32
Diluted	$0.30	$0.32
Weighted average shares outstanding:
Basic	183,997	186,658
Diluted	185,681	189,011

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Net income	$55,939	$59,688
Other comprehensive loss:
Change in foreign currency translation adjustment	(721)	(6,813)
Available for sale securities:
Change in net unrealized gains	160	(378)
Less: reclassification adjustment for net gains included in net income	(163)	(85)
Net change (net of tax effect)	(3)	(463)
Loss on pension liability	—	(334)
Cash flow hedges:
Change in unrealized gains	1,320	(3,449)
Less: reclassification adjustment for net (gains) losses included in net income	(1,297)	524
Net change (net of tax effect)	23	(2,925)
Other comprehensive loss	(701)	(10,535)
Comprehensive income	$55,238	$49,153

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating Activities
Net income	$55,939	$59,688
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	36,760	35,127
Depreciation and amortization of property and equipment	33,271	29,409
Stock-based compensation expense	40,701	43,556
Loss (gain) on investments	5,133	(85)
Provision for doubtful accounts	610	407
Provision for product returns	584	1,619
Provision for inventory reserves	453	331
Tax effect of stock-based compensation	(3,967)	14,846
Excess tax benefit from stock-based compensation	(2,332)	(9,476)
Deferred income tax benefit	(2,474)	(18,189)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(850)	(909)
Other non-cash items	39	175
Total adjustments to reconcile net income to net cash provided by operating activities	107,928	96,811
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	142,974	183,892
Inventories	1,117	(1,140)
Prepaid expenses and other current assets	(28,276)	(35,158)
Other assets	2,101	811
Income taxes, net	(3,707)	(32,536)
Accounts payable	(1,312)	(11,312)
Accrued expenses and other current liabilities	10,598	(21,338)
Deferred revenues	(938)	21,448
Other liabilities	1,452	5,632
Total changes in operating assets and liabilities, net of the effects of acquisitions	124,009	110,299
Net cash provided by operating activities	287,876	266,798
Investing Activities
Purchases of available-for-sale investments	(607,892)	(636,792)
Proceeds from sales of available-for-sale investments	266,421	231,782
Proceeds from maturities of available-for-sale investments	121,757	131,101
Purchases of property and equipment	(30,469)	(28,297)
Proceeds from the sales of cost method investments	803	—
Purchases of cost method investments	(766)	(1,102)
Cash paid for acquisitions, net of cash acquired	(24,154)	(324,049)
Cash paid for licensing agreements and product related intangible assets	(711)	(2,236)
Net cash used in investing activities	(275,011)	(629,593)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	7,958	25,251
Repayment of acquired debt	(3,766)	—
Excess tax benefit from stock-based compensation	2,332	9,476
Stock repurchases, net	—	(61,364)
Cash paid for tax withholding on vested stock awards	(2,316)	(2,254)
Net cash provided by (used in) financing activities	4,208	(28,891)
Effect of exchange rate changes on cash and cash equivalents	706	(458)
Change in cash and cash equivalents	17,779	(392,144)
Cash and cash equivalents at beginning of period	280,740	643,609
Cash and cash equivalents at end of period	$298,519	$251,465
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2013 reflects an adjustment that was previously reported of approximately $17.3 million made to net cash provided by operating activities and net cash used in financing activities.
The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
The Company’s revenues are derived from its Enterprise and Service Provider products, which primarily include its Mobile and Desktop products, Networking and Cloud products and related license updates and maintenance and professional services and from its Software as a Service ("SaaS") products, which primarily include Communications and Documents Cloud, Remote Access and Remote IT Support products. Enterprise and Service Provider and SaaS divisions constitute the Company's two reportable segments. See Note 9 for more information on the Company's segments.
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
Investments
Short-term and long-term investments as of March 31, 2014 and December 31, 2013 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive income. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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

Inventory
Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories as of March 31, 2014 and December 31, 2013 primarily consist of finished goods.
Revenue Recognition
Net revenues include the following categories: Product and licenses, SaaS, License updates and maintenance and Professional services. Product and licenses revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements, partner incentive programs and provisions for returns. Shipping charges billed to customers are included in Product and license revenue and the related shipping costs are included in Cost of product and license revenue. SaaS revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term, which is typically 12 months. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. License updates and maintenance revenues consist of fees related to the Subscription Advantage program and maintenance fees, which include technical support and hardware and software maintenance. The Company licenses many of its virtualization products bundled with a one-year contract for its Subscription Advantage program. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Subscription Advantage and maintenance fees are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third-party commissions related to Subscription Advantage renewals. The capitalized commissions are amortized to Sales, marketing and services expense at the time the related deferred revenue is recognized as revenue. Hardware and software maintenance and support contracts are typically sold separately. Hardware maintenance includes technical support, the latest software upgrades and replacement of malfunctioning appliances. Dedicated account management is available as an add-on to the program for a higher level of service. Software maintenance includes unlimited support with product version upgrades. Professional services revenues are comprised of fees from consulting services related to the implementation of the Company’s products and fees from product training and certification, which are recognized as the services are provided.
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
The Company’s SaaS products are considered service arrangements per the authoritative guidance; accordingly, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when accounting for these service arrangements. Generally, the Company’s SaaS products are sold separately and not bundled with the Company's Enterprise and Service Provider products and services.
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.3 million and $2.1 million at March 31, 2014 and December 31, 2013, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries in its Enterprise and Service Provider segment is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. The functional currency of the Company’s wholly-owned foreign subsidiaries of its SaaS segment is the currency of the country in which each subsidiary is located. The Company translates assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date. The Company includes accumulated net translation adjustments in equity as a component of Accumulated other comprehensive income. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. See Note 9 for information on the Company's Enterprise and Service Provider and SaaS segments.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net income	$55,939	$59,688
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	183,997	186,658
Effect of dilutive employee stock awards	1,684	2,353
Denominator for diluted earnings per share - weighted-average shares outstanding	185,681	189,011
Basic earnings per share	$0.30	$0.32
Diluted earnings per share	$0.30	$0.32
Anti-dilutive weighted-average shares	4,564	3,928
4. ACQUISITIONS
2014 Acquisitions
In January 2014, the Company acquired all of the issued and outstanding securities of Framehawk, Inc. ("Framehawk"). The Framehawk solution, which optimizes the delivery of virtual desktops and applications to mobile devices, will be combined with HDX technology in the Citrix XenApp and XenDesktop products to deliver an improved user experience under adverse network conditions. The total consideration for this transaction was approximately $24.2 million, net of $0.3 million of cash acquired, and was paid in cash. The Company recorded approximately $14.6 million of goodwill, which is not deductible for tax purposes, and acquired $28.9 million in assets including $14.0 million of identifiable product related intangible assets with a useful life of 7.0 years. The Company continues to evaluate certain income tax assets and liabilities related to this acquisition. Transaction costs associated with the acquisition were approximately $0.1 million, all of which the Company expensed during the three months ended March 31, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company has included the effect of this transaction in its results of operations prospectively from the date of the acquisition, which effect was not material to its consolidated results.
On May 2, 2014, the Company acquired all of the issued and outstanding securities of a privately held company. The total preliminary consideration for this transaction was approximately $17.2 million, net of $0.8 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition is currently estimated at $0.2 million, all of which the Company expensed during the three months ended March 31, 2014 and are included in General and administrative expense in the accompanying consolidated statements of income.
2013 Acquisitions
Zenprise
In January 2013, the Company acquired all of the issued and outstanding securities of Zenprise, Inc. ("Zenprise"), a privately-held leader in mobile device management. Zenprise became part of the Company's Enterprise and Service Provider segment, in which Citrix has integrated the Zenprise offering for mobile device management into its XenMobile Enterprise edition. The total consideration for this transaction was approximately $324.0 million, net of $2.9 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which the Company expensed approximately $0.1 million during the three months ended March 31, 2013 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed certain stock options, which are exercisable for 285,817 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.

2013 Other Acquisitions
During the third quarter of 2013, the Company acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.3 million. The Company will pay contingent consideration of up to $3.0 million in cash upon the satisfaction of certain milestone achievements, as defined pursuant to the share purchase agreement. This business became part of the Company's SaaS division. Transaction costs associated with the acquisition were approximately $0.2 million, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. No transaction costs were recorded during the three months ended March 31, 2014 and 2013.
During the fourth quarter of 2013, the Company acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.5 million. This business became part of the Company's Enterprise and Service Provider division. Transaction costs associated with the acquisition were approximately $0.2 million, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. No transaction costs were recorded during the three months ended March 31, 2014 and 2013.
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	March 31, 2014				December 31, 2013
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$637,562	$1,228	$(456)	$638,334	$453,922	$1,177	$(349)	$454,750
Corporate securities	700,953	1,121	(248)	701,826	643,360	947	(216)	644,091
Municipal securities	57,022	108	(8)	57,122	53,698	81	(23)	53,756
Government securities	132,251	90	(34)	132,307	156,930	196	(47)	157,079
Total	$1,527,788	$2,547	$(746)	$1,529,589	$1,307,910	$2,401	$(635)	$1,309,676
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2014 were approximately seven months and three years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three months ended March 31, 2014 and 2013, the Company received proceeds from the sales of available-for-sale investments of $266.4 million and $231.8 million, respectively. The Company had realized gains on the sales of available-for-sale investments during the three months ended March 31, 2014 and 2013 of $0.3 million and $0.2 million, respectively. For the three months ended March 31, 2014 and 2013, the Company had realized losses on available-for-sale investments of $0.1 million, primarily related to prepayments at par of securities purchased at a premium.
All realized gains and losses related to the sales of available-for-sale investments are included in Other expense, net, in the accompanying condensed consolidated statements of income.

Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of March 31, 2014 and December 31, 2013 were $0.7 million and $0.6 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $18.5 million and $24.3 million as of March 31, 2014 and December 31, 2013, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. The Company determined one of its cost method investments was impaired and recorded a charge of $5.2 million during the first quarter of 2014 which was included in Other expense, net in the accompanying condensed consolidated statements of income.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$290,579	$290,579	$—	$—
Money market funds	5,942	5,942	—	—
Corporate securities	1,998	—	1,998	—
Available-for-sale securities:
Agency securities	638,334	—	638,334	—
Corporate securities	701,826	—	691,435	10,391
Municipal securities	57,122	—	57,122	—
Government securities	132,307	—	132,307	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,155	—	4,155	—
Total assets	$1,832,263	$296,521	$1,525,351	$10,391
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,582	—	1,582	—
Total liabilities	$1,582	$—	$1,582	$—

	As of December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$227,528	$227,528	$—	$—
Money market funds	52,823	52,823	—	—
Corporate securities	389	—	389	—
Available-for-sale securities:
Agency securities	454,750	—	454,750	—
Corporate securities	644,091	—	633,801	10,291
Municipal securities	53,756	—	53,756	—
Government securities	157,079	—	157,079	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,952	—	4,952	—
Total assets	$1,595,368	$280,351	$1,304,727	$10,291
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,743	—	1,743	—
Total liabilities	$1,743	$—	$1,743	$—
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

Corporate Securities
(in thousands)
Balance at December 31, 2013	$10,291
Purchases of Level 3 securities	100
Balance at March 31, 2014	$10,391
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2014, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its Amended and Restated 2005 Equity Incentive Plan (as amended, the “2005 Plan”) and its Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the “2005 ESPP”). In February 2014, the Company's Board of Directors approved the 2014 Equity Incentive Plan, which is subject to stockholder approval at the Company Annual Meeting of Stockholders on May 22, 2014. There will be no grants under this plan until the plan is approved by the Company's stockholders. In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan.
Under the terms of the 2005 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. Currently, the 2005 Plan provides for the issuance of a maximum of 48,600,000 shares of common stock. Under the 2005 Plan, ISOs must be granted at exercise prices no less than fair market value on the date of grant, except for ISOs granted to employees who own more than 10% of the Company’s combined voting power, for which the exercise prices must be no less than 110% of the fair market value at the date of grant. NSOs and SARs must be granted at no less than fair market value on the date of grant, or in the case of SARs in tandem with options, at the exercise price of the related option. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of March 31, 2014, there were 25,544,821 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2005 Plan to grant 14,890,200 additional stock-based awards.
Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of March 31, 2014, 3,305,371 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $1.4 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended	Three Months Ended
Income Statement Classifications	March 31, 2014	March 31, 2013
Cost of services and maintenance revenues	$477	$634
Research and development	12,780	15,653
Sales, marketing and services	16,016	15,174
General and administrative	11,428	12,095
Total	$40,701	$43,556
Stock Options
Stock options granted under the 2005 Plan typically have a five-year life and vest over three years, with 33.3% of the shares underlying the option vesting on the first anniversary of the date of grant and the remainder of the underlying shares vesting in equal monthly installments at a rate of 2.78% thereafter (the "Standard Vesting Rate"). There were no stock options granted during the three months ended March 31, 2014 and 2013. The Company also assumes stock options from certain of its acquisitions for which the vesting period is typically reset to vest over three years at the Standard Vesting Rate. During the first quarter of 2013, the Company assumed in-the-money options from the Zenprise acquisition. See Note 4 for more information related to acquisitions. The Company currently uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant or assumption using an option-pricing model is affected by the Company’s stock price and the options exercise prices, as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price, volatility over the term of the awards, actual and historical employee exercise behaviors including historical exercise patterns of options with an exercise price less than the stock price on the date assumed, risk-free interest rate and expected dividends. For purposes of valuing stock options, the Company determined the expected volatility factor by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of SAB No. 107, Share Based Payment. The Company’s decision to use implied volatility was based upon the availability of actively traded options on the Company’s common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected terms on stock options. The expected term of stock options was based on the historical employee exercise patterns. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model.
The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $12.8 million and $30.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of March 31, 2014, there was $19.9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.14 years.
The assumptions used to value option grants are as follows:

Three Months Ended
March 31, 2013
Expected volatility factor	0.39
Approximate risk free interest rate	0.44%
Expected term (in years)	3.35
Expected dividend yield	0%

Non-vested Stock Units
Market Performance and Service Condition Stock Units
In March 2014 and 2013, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 378,022 and 399,029 non-vested stock units, respectively, that vest based on certain target market performance and service conditions. The number of non-vested stock units underlying each award will be determined within sixty days of the calendar year following the end of a three-year performance period ending December 31, 2016 for the March 2014 awards and December 31, 2015 for the March 2013 awards. The attainment level under the award will be based on the Company's total return to stockholders over the performance period compared to the return on the Nasdaq Composite Total Return Index (the "XCMP"). If the Company's return is positive and meets or exceeds the indexed return, the number of non-vested stock units issued will be based on interpolation, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement if the Company's return exceeds the indexed return by 40% or more. If the Company's return over the performance period is positive but underperforms the index, a number of non-vested stock units will be issued, below the target award, based on interpolation; however, no non-vested stock units will be issued if the Company's return underperforms the index by more than 20% over the performance period. In the event the Company's return to stockholders is negative but still meets or exceeds the indexed return, only 75% of the target award shall be issued. If the awardee is not employed by the Company at the end of the performance period; the extent to which the awardee will vest in the award, if at all, is dependent upon the timing and character of the termination as provided in the award agreement. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company's common stock.
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

	March 2014 Grant	March 2013 Grant
Expected volatility factor	0.19 - 0.38	0.16 - 0.42
Risk free interest rate	0.81%	0.33%
Expected dividend yield	0%	0%
The range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the XCMP. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and the XCMP in order to model the stock price movements. The volatilities used were calculated over a 2.76 year period, which was the remaining term of the performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model. The estimated fair value of each award as of the date of grant was $56.94 for the March 2014 grant and $89.93 for the March 2013 grant.
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
Unrecognized Compensation Related to Stock Units
As of March 31, 2014, the number of all non-vested stock units outstanding, including market performance and service condition awards and service-based awards, and including awards assumed in connection with acquisitions, were 5,423,734. As of March 31, 2014, there was $307.3 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.18 years. See Note 4 for more information regarding the Company's acquisitions.

8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2013. There were no indicators of impairment during the three months ended March 31, 2014. In-process R&D acquired in connection with the Company's acquisitions was not material. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the three months ended March 31, 2014 (in thousands):

	Balance at January 1, 2014	Additions		Other		Balance at March 31, 2014
Enterprise and Service Provider	$1,402,156	$14,569		$—		$1,416,725
SaaS	366,793	—		(428)	(2)	366,365
Consolidated	$1,768,949	$14,569	(1)	$(428)		$1,783,090

(1)	Amount relates to Framehawk acquisition. See Note 4 for more information regarding the Company’s acquisitions.

(2)	Amount primarily relates to foreign currency translation.
Intangible Assets
The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. Intangible assets consist of the following (in thousands):

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$691,504	$450,283	$677,509	$428,418
Other	479,391	232,841	482,918	222,414
Total	$1,170,895	$683,124	$1,160,427	$650,832
Amortization of product related intangible assets, which consists primarily of product-related technologies and patents, was $24.3 million and $24.7 million for the three months ended March 31, 2014 and 2013, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $12.5 million and $10.4 million for the three months ended March 31, 2014 and 2013, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income. The Company monitors its intangible assets for indicators of impairment. If the Company determines that an impairment has occurred, it will write-down the intangible asset to its fair value.
Estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,
2014	$136,636
2015	112,197
2016	90,056
2017	63,128
2018	49,675

9. SEGMENT INFORMATION
The Enterprise and Service Provider division and SaaS division constitute the Company’s two reportable segments. The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise and Service Provider and SaaS division products. Segment profit for each segment includes certain research and development, sales, marketing and services and general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, amortization of product related intangible assets, amortization of other intangible assets, net interest and other expense, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.
Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net revenues:
Enterprise and Service Provider division	$593,687	$535,333
SaaS division	157,132	137,566
Consolidated	$750,819	$672,899
Segment profit:
Enterprise and Service Provider division	$126,576	$113,256
SaaS division	32,422	22,035
Unallocated expenses (1):
Amortization of intangible assets	(36,760)	(35,127)
Restructuring	(9,650)	—
Net interest and other expense	(3,132)	1,196
Stock-based compensation	(40,701)	(43,556)
Consolidated income before income taxes	$68,755	$57,804

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.
Revenues by Product Grouping
Revenues by product grouping for the Company’s Enterprise and Service Provider division and SaaS division were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net revenues:
Enterprise and Service Provider division
Mobile and Desktop revenues(1)	$381,361	$357,990
Networking and Cloud revenues(2)	166,545	147,493
Professional services(3)	42,505	26,512
Other	3,276	3,338
Total Enterprise and Service Provider division revenues	593,687	535,333
SaaS division revenues	157,132	137,566
Total net revenues	$750,819	$672,899

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
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net revenues:
Enterprise and Service Provider division
Americas	$323,393	$296,434
EMEA	200,628	174,402
Asia-Pacific	69,666	64,497
Total Enterprise and Service Provider division revenues	593,687	535,333
SaaS division
Americas	130,672	116,230
EMEA	21,180	16,743
Asia-Pacific	5,280	4,593
Total SaaS division revenues	157,132	137,566
Total net revenues	$750,819	$672,899
10. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of March 31, 2014, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized gain on cash flow derivative instruments was $2.9 million at March 31, 2014 and December 31, 2013, and is included in Accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. See Note 11 for more information related to comprehensive income. The net unrealized gain as of March 31, 2014 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.

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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,720	Prepaid expenses and other current assets	$4,559	Accrued expenses and other current liabilities	$742	Accrued expenses and other current liabilities	$1,578

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$435	Prepaid expenses and other current assets	$393	Accrued expenses and other current liabilities	$840	Accrued expenses and other current liabilities	$165
The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended March 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)
	2014	2013		2014	2013
Foreign currency forward contracts	$23	$(2,925)	Operating expenses	$1,297	$(524)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended March 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2014	2013
Foreign currency forward contracts	Other expense, net	$(985)	$(456)

Outstanding Foreign Currency Forward Contracts
As of March 31, 2014, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 7,034
Pounds Sterling	GBP 30,495
Canadian Dollar	CAD 7,002
Chinese Yuan Renminbi	CNY 84,500
Danish Krone	DKK 8,000
Euro	EUR 20,329
Hong Kong Dollar	HKD 52,378
Indian Rupee	INR 718,968
Japanese Yen	JPY 120,535
New Zealand Dollar	NZD 35
Singapore Dollar	SGD 10,700
Swiss Franc	CHF 25,250
11. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive income by component, net of tax, are as follows:

	Foreign currency	Unrealized gain on available-for-sale securities	Unrealized gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2013	$5,458	$1,238	$2,852	$(4,597)	$4,951
Other comprehensive income before reclassifications	(721)	160	1,320	—	759
Amounts reclassified from accumulated other comprehensive income	—	(163)	(1,297)	—	(1,460)
Net current period other comprehensive loss	(721)	(3)	23	—	(701)
Balance at March 31, 2014	$4,737	$1,235	$2,875	$(4,597)	$4,250
Income tax expense or benefit allocated to each component of other comprehensive loss is not material.
Reclassifications out of accumulated other comprehensive income are as follows:

	For the Three Months Ended March 31, 2014
	(In thousands)
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$163	Other expense, net
Unrealized net gains on cash flow hedges	1,297	Operating expenses *
	$1,460
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.

12. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $68.6 million and $63.8 million as of March 31, 2014 and December 31, 2013, respectively. All amounts included in the balance at March 31, 2014 for tax positions would affect the annual effective tax rate. The Company has no amounts accrued for the payment of interest and penalties as of March 31, 2014.
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
The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At March 31, 2014, the Company had approximately $107.0 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 18.6% and (3.3)% for the three months ended March 31, 2014 and 2013, respectively. The increase in the effective tax rate when comparing the three months ended March 31, 2014 to the three months ended March 31, 2013 was primarily due to the impact of the federal research and development tax credit for the 2012 and 2013 taxable years that was extended during the three months ended March 31, 2013 but expired at the end of 2013 for future years.
The federal research and development tax credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development tax credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law resulted in net tax benefits of approximately $9.4 million, which the Company recognized in the first quarter of 2013, the quarter in which the law was enacted.
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the new standard, the Company's unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted this standard on January 1, 2014, and as of March 31, 2014 the Company is offsetting unrecognized tax benefits of $1.7 million against short-term deferred tax assets and $28.2 million against long-term deferred tax assets.
The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States.

13. TREASURY STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $5.4 billion, of which $1.5 billion was approved in April 2014. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2014, approximately $429.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan.
During the three months ended March 31, 2014, the Company had no open market purchases. During the three months ended March 31, 2013, the Company expended approximately $61.4 million on open market purchases, repurchasing 860,500 shares of outstanding common stock at an average price of $71.31.
See Note 16 to the Company's condensed consolidated financial statements for detailed information on the Convertible Notes offering and the transactions related thereto, including the accelerated share repurchase program (the "ASR").
Shares for Tax Withholding
During the three months ended March 31, 2014, the Company withheld 368,310 shares from stock units that vested, totaling $21.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended March 31, 2013, the Company withheld 322,538 shares from stock units that vested, totaling $23.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
In April 2014, John Calma, ostensibly on behalf of the Company, filed a shareholder derivative complaint against the directors of the Company (and the Company as a nominal defendant) in the Court of Chancery of the State of Delaware. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment related to stock awards that they received under the Company's director compensation program. The complaint seeks the recovery of monetary damages and other relief for damages allegedly caused to the Company. The Company believes that its directors and the Company have meritorious defenses to these allegations and that it is not reasonably possible that the ultimate outcome of this suit will materially and adversely affect the Company's business, financial condition, results of operations or cash flows.

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
In addition to the SSL Matter and due to the nature of the Company's business, the Company is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries alleging infringement by various Company products and services (the "Other Matters"). The Company believes that it has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, it is currently unable to determine the ultimate outcome of these or similar matters. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, the Company believes that it is not reasonably possible that the ultimate outcomes will materially and adversely affect its business, financial position, results of operations or cash flows.
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
15. RESTRUCTURING
During the first quarter of 2014, the Company announced the implementation of the 2014 Restructuring Program to better align resources to strategic initiatives. As a result, the Company reduced its headcount by approximately 125 full-time positions during the three months ended March 31, 2014. It is anticipated the total severance and related costs of these actions will be approximately between $14.0 million to $15.0 million, which is expected to be completed by the end of 2014.
Restructuring charges related to the reduction of the Company's headcount by segment consists of the following (in thousands):

Three Months Ended
March 31,
2014
Enterprise and Service Provider division	$5,880
SaaS division	3,770
Total restructuring charges	$9,650

Restructuring accruals
The activity in the Company’s restructuring accruals for the three months ended March 31, 2014 is summarized as follows (in thousands):

Total
Balance at January 1, 2014	$—
Employee severance and related costs	9,650
Payments	(2,068)
Balance at March 31, 2014	$7,582

As of March 31, 2014, the $7.6 million in outstanding restructuring liability primarily relates to employee severance and related costs.
As of March 31, 2014, restructuring accruals by segment consisted of the following (in thousands):

Total
Enterprise and Service Provider division	$3,830
SaaS division	3,752
Total restructuring charges	$7,582
16. SUBSEQUENT EVENTS
Convertible Notes Offering
On April 30, 2014, the Company completed a private placement of $1.25 billion principal amount of 0.500% Convertible Senior Notes due 2019 (the “Convertible Notes”). The net proceeds from this offering were approximately $1.23 billion, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. The Company used approximately $71.8 million of the net proceeds to pay the cost of the Initial Bond Hedges described below (after such cost was partially offset by the proceeds to the Company from the Initial Warrant Transactions described below). The Company used the remainder of the net proceeds from the offering and a portion of its existing cash and investments to purchase an aggregate of approximately $1.5 billion of its common stock, as authorized under its share repurchase program. The Company used approximately $101.0 million to purchase shares of common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of common stock through an ASR, which the Company entered into with Citibank, N.A. (the “ASR Counterparty”) on April 25, 2014 (the “ASR Agreement”).
On May 6, 2014, the Company issued an additional $187.5 million principal amount of Convertible Notes (such additional Convertible Notes, the "Additional Notes") pursuant to the full exercise of the over-allotment option granted to the initial purchasers in the offering, (the “Over-Allotment Option”). The net proceeds from the sale of the Additional Notes were approximately $184.9 million, after deducting the initial purchasers’ discounts and commissions payable by us. The Company used approximately $10.8 million of the net proceeds from the exercise of the Over-Allotment Option to pay the cost of Additional Bond Hedges (after such cost was partially offset by the proceeds to the Company from Additional Warrant Transactions), as defined below. The Company intends to use the remainder of the net proceeds for working capital and general corporate purposes.
The Convertible Notes are governed by the terms of an indenture, dated as of April 30, 2014 (the “Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.500% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2014. The Convertible Notes will mature on April 15, 2019, unless earlier repurchased or converted. At any time prior to the close of business on the business day immediately preceding October 15, 2018, holders may convert their Convertible Notes at their option only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2014 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after October 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the foregoing circumstances.
Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. Holders will not receive any additional cash payment or additional shares of the Company's common stock representing accrued and unpaid interest, if any, upon conversion of a Convertible Note, except in limited circumstances. Instead, interest will be deemed to be paid by the cash and shares, if any, of the Company’s common stock paid or delivered, as the case may be, to such holder upon conversion of a Convertible Note.
The conversion rate for the Convertible Notes will initially be 11.1111 shares of common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of approximately $90.00 per share of common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain issuer tender or exchange offers.
The Company may not redeem the Convertible Notes prior to the maturity date and no “sinking fund” is provided for the Convertible Notes, which means that the Company is not required to periodically redeem or retire the Convertible Notes. Upon the occurrence of certain fundamental changes involving the Company, holders of the Convertible Notes may require the Company to repurchase for cash all or part of their Convertible Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Indenture does not contain any financial or maintenance covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by written notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes will become due and payable automatically. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the Convertible Notes.
Convertible Note Hedge and Warrant Transactions
In connection with the pricing of the Convertible Notes, on April 24, 2014, the Company entered into convertible note hedge transactions relating to approximately 13.9 million shares of common stock (the “Initial Bond Hedges”) with JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (the “Option Counterparties”). On April 24, 2014, the Company also entered into separate warrant transactions (the “Initial Warrant Transactions”) with each of the Option Counterparties relating to approximately 13.9 million shares of common stock.
In connection with the exercise of the Over-Allotment Option, on May 1, 2014, the Company entered into additional convertible note hedge transactions (the “Additional Bond Hedges”, and together with the Initial Bond Hedges, the “Bond Hedges”) with the Option Counterparties relating to approximately 2.1 million shares of common stock. On May 1, 2014, the Company also entered into separate additional warrant transactions (the “Additional Warrant Transactions”, and together with the Initial Warrant Transactions, the “Warrant Transactions”) with each of the Option Counterparties relating to approximately 2.1 million shares of common stock.

The Bond Hedges are expected generally to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $120.00 per share.
Aside from the initial payment of a premium to the Option Counterparties under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparties under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.
Accelerated Share Repurchase Program
On April 25, 2014, the Company entered into the ASR Agreement as part of the Company’s previously announced share repurchase program. On April 30, 2014, under the ASR Agreement, the Company paid $1.4 billion to the ASR Counterparty and received approximately 19.2 million shares of its common stock from the ASR Counterparty. The total number of shares of common stock that the Company will repurchase under the ASR Agreement will be based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR Agreement, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or make a cash payment to the ASR Counterparty. Final settlement of the ASR Agreement is expected to be completed by the end of December 2014, although the settlement may be accelerated at the ASR Counterparty’s option. The ASR Agreement provides that the ASR Counterparty can terminate the transaction following the occurrence of certain specified events, including major corporate transactions involving the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, research and development, offerings of products and services, market positioning and opportunities, headcount, customer demand, distribution and sales channels, financial information and results of operations for future periods, other expense, net, product and price competition, strategy and growth initiatives, seasonal factors, restructuring activities, international operations and expansion, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, tax rates, the expected benefits of acquisitions, changes in domestic and foreign economic conditions and credit markets, liquidity and debt obligations, share repurchase activity, litigation and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
We are a leader in mobile workspaces, providing virtualization, mobility management, networking and cloud services to enable new ways to work better. Our solutions power business mobility through secure, personal workspaces that provide people with instant access to apps, desktops, data and communications on any device, over any network and cloud. virtualization, networking and cloud infrastructure to enable new ways for people to work better. This year we are celebrating 25 years of innovation, making IT simpler and people more productive.
We market and license our products directly to customers, over the Web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, original equipment manufacturers, or OEMs and service providers.
Executive Summary
We believe our approach is unique in the market because we have combined innovative technologies into solutions that enable and power mobile workstyles. Our technologies mobilize desktops, apps, data and people to help our customers drive business value. Our Mobile and Desktop products are leaders in the area of desktop and app management, including Desktop and Application Virtualization products, marketed as XenDesktop and XenApp and mobile device management, or MDM, and mobile application management, including XenMobile products. Our Networking and Cloud products also offer customers a value-added approach to building and delivering cloud services to end-users. Our Cloud Networking products allow our customers to deliver IT services to users with high performance, security and reliability, and our Cloud Platform products allow our customers to build scalable and reliable private and public cloud computing environments. We believe this combination of products allows us to deliver a comprehensive end-to-end mobile workstyles solution; and one that we believe, when considered as a whole, is competitively differentiated by its feature set and interoperability. Communications and Documents Cloud (formerly Collaboration and Data) products allow organizations to enable mobile workstyles and offer employees the ability to move seamlessly across a diverse mix of devices and collaborate and share information.

In today’s business environment there is a sharp focus on IT products and services that can reduce cost and deliver a quick, tangible return on investment, or ROI. We are focused on helping our customers, as they invest in IT products and services, to reduce IT costs, increase business flexibility and deliver ROI by offering a simpler more flexible approach to computing.
In 2013, we generally saw unevenness in the global IT spending environment and encountered hesitancy on the part of customers in initiating large capital projects while transitioning their top priorities to mobile workstyles. In addition, we introduced new product offerings in our Desktop and Application Virtualization business focused on reducing installation time and total cost of ownership. Although we expect a multi-year product cycle from these offerings, we initially experienced longer than normal customer evaluations causing longer than anticipated sales cycles in the second half of 2013. In the first quarter of 2014, we found that the investments that we have been making in go-to-market coverage has led to growth in our Cloud Networking business which outweighs the results in our Desktop and Application Virtualization business.
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
Further, from an operations standpoint, in order to operate more efficiently, we announced the implementation of the 2014 Restructuring Program to better align resource allocation with the Company's strategic imperatives. The 2014 Restructuring Program included steps to reduce our headcount by approximately 125 full-time positions. In the first quarter of 2014, we incurred a pre-tax charge of $9.7 million related to employee severance and related costs.
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
Our Mobility products offer our enterprise IT customers a comprehensive solution that makes it easier to manage and secure mobile devices, apps and data, while allowing users to embrace mobile workstyles and access enterprise apps from virtually any device. We believe our Mobility products offer a comprehensive approach that can transform organizations into mobile enterprises with the security and control IT requires, the ease of use and flexibility users desire, and the productivity business demands.
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

SaaS division
Our SaaS division is focused on developing and marketing Communications and Documents Cloud, Remote Access and Remote IT Support products. These products are primarily marketed via the web to enterprises, medium and small businesses, prosumers and individuals. Our SaaS segment's Communications Cloud products offer secure and cost-effective solutions that allow users to host and actively participate in online meetings, webinars and training sessions remotely and reduce costs associated with business travel. Our Documents Cloud product, ShareFile, makes it easy for businesses of all sizes to securely store, sync and share business documents and files, both inside and outside the company. ShareFile's centralized cloud storage capability also allows users to share files across multiple devices and access them from any location. In addition, through our Remote Access and IT Support solutions, we offer products that provide users a secure, simple and cost efficient way to access their desktops remotely and provide support over the Internet on-demand.
Summary of Results
For the three months ended March 31, 2014 compared to the three months ended March 31, 2013, a summary of our results included:

•	Product and licenses revenue increased 7.4% to $207.4 million;

•	Software as a service revenue increased 14.2% to $157.1 million;

•	License updates and maintenance revenue increased 8.9% to $343.8 million;

•	Professional services revenue increased 60.3% to $42.5 million;

•	Gross margin as a percentage of revenue decreased 0.8% to 82.1%;

•	Operating income increased 27.0% to $71.9 million; and

•	Diluted net income per share decreased 4.6% to $0.30.
The increase in our Product and licenses revenue was driven by sales of our Networking and Cloud products, led by NetScaler, partially offset by lower sales of desktop and application virtualization products most pronounced in the Americas. Our Software as a service revenue increased primarily due to increased sales of our Communications Cloud products, led by GoToMeeting. The increase in License updates and maintenance revenue was driven by increased sales of maintenance and support across all of our Enterprise and Service Provider products and increased renewals of our Subscription Advantage product. The increase in Professional services revenue was primarily due to increased product training and certification and implementation sales of our Enterprise and Service Provider products. We currently target total revenue to increase when comparing the second quarter of 2014 to the second quarter of 2013. In addition, when comparing the 2014 fiscal year to the 2013 fiscal year, we target total revenue to increase. Operating income increased as a result of our Operating expenses increasing at a slower rate than our revenues. The decrease in diluted net income per share was due to a decrease in Other expense, net, primarily due to a loss recognized on a cost method investment, partially offset by an increase in Operating income when comparing the first quarter of 2014 to the first quarter of 2013.
2014 Acquisition
On January 8, 2014, we acquired all of the issued and outstanding securities of Framehawk, Inc., or (Framehawk). The Framehawk solution optimizes the delivery of virtual desktops and applications to mobile devices and will be combined with HDX technology in the Citrix XenApp and XenDesktop products to deliver an improved user experience under adverse network conditions. The total consideration for this transaction was approximately $24.2 million, net of $0.3 million of cash acquired, and was paid in cash. We recorded approximately $14.6 million of goodwill, which is not deductible for tax purposes, and acquired $28.9 million in assets including $14.0 million of identifiable product related intangible assets with a useful life of 7.0 years. We continue to evaluate certain income tax assets and liabilities related to this acquisition. Transaction costs associated with the acquisition were approximately $0.1 million, all of which we expensed during the three months ended March 31, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. We have included the effect of this transaction in our results of operations prospectively from the date of the acquisition, which was not material to our consolidated results.
On May 2, 2014, we acquired all of the issued and outstanding securities of a privately-held company. The total preliminary consideration for this transaction was approximately $17.2 million, net of $0.8 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition is currently estimated at $0.2 million, all of which we expensed during the three months ended March 31, 2014 and are included in General and administrative expense in the accompanying consolidated statements of income.

2013 Acquisitions
Zenprise
In January 2013, we acquired all of the issued and outstanding securities of Zenprise, Inc., or Zenprise, a privately-held leader in mobile device management. Zenprise became part of our Enterprise and Service Provider segment, in which we have integrated the Zenprise offering for mobile device management into our XenMobile Enterprise edition. The total consideration for this transaction was approximately $324.0 million, net of $2.9 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which we expensed approximately $0.1 million during the three months ended March 31, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed certain stock options which are exercisable for 285,817 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
2013 Other Acquisitions
During the third quarter of 2013, we acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.3 million. We will pay contingent consideration of up to $3.0 million in cash upon the satisfaction of certain milestone achievements, as defined pursuant to the share purchase agreement. This business became part of our SaaS division. Transaction costs associated with the acquisition were approximately $0.2 million, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. No transaction costs were recorded for this transaction during the three months ended March 31, 2014 and 2013.
During the fourth quarter of 2013, we acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.5 million. This business became part of our Enterprise and Service Provider division. Transaction costs associated with the acquisition were approximately $0.2 million, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. No transaction costs were recorded for this transaction during the three months ended March 31, 2014 and 2013.
We have included the effects of all of the companies acquired in our results of operations prospectively from the dates of the acquisition.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2013, or the Annual Report, and Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies disclosed in the Annual Report.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2014
	2014	2013	vs. March 31, 2013
Revenues:
Product and licenses	$207,424	$193,083	7.4%
Software as a service	157,132	137,566	14.2
License updates and maintenance	343,758	315,738	8.9
Professional services	42,505	26,512	60.3
Total net revenues	750,819	672,899	11.6
Cost of net revenues:
Cost of product and license revenues	31,337	25,794	21.5
Cost of services and maintenance revenues	78,683	64,411	22.2
Amortization of product related intangible assets	24,306	24,709	(1.6)
Total cost of net revenues	134,326	114,914	16.9
Gross margin	616,493	557,985	10.5
Operating expenses:
Research and development	133,618	130,492	2.4
Sales, marketing and services	316,496	297,682	6.3
General and administrative	72,388	62,785	15.3
Amortization of other intangible assets	12,454	10,418	19.5
Restructuring	9,650	—	*
Total operating expenses	544,606	501,377	8.6
Income from operations	71,887	56,608	27.0
Interest income	2,153	1,962	9.7
Other expense, net	(5,285)	(766)	*
Income before income taxes	68,755	57,804	18.9
Income tax expense (benefit)	12,816	(1,884)	*
Net income	$55,939	$59,688	(6.3)

*	not meaningful
Revenues
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

•	Our maintenance fees, which include technical support and hardware and software maintenance, and which are recognized ratably over the contract term.
Professional services are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.
Our SaaS revenues, which are recognized ratably over the contractual term, consist of fees related to our SaaS products including:

•	Communications Cloud products, which primarily include GoToMeeting, GoToWebinar and GoToTraining;

•	Documents Cloud products, which primarily include ShareFile;

•	Remote Access product, GoToMyPC; and

•	Remote IT Support products, which primarily include GoToAssist.

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2014
	2014	2013	vs. March 31, 2013
	(In thousands)
Product and licenses	$207,424	$193,083	$14,341
Software as a service	157,132	137,566	19,566
License updates and maintenance	343,758	315,738	28,020
Professional services	42,505	26,512	15,993
Total net revenues	$750,819	$672,899	$77,920
Product and Licenses
The increase in Product and licenses revenue for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily due to increased sales of our cloud networking products of $19.8 million, led by NetScaler, partially offset by a decrease in sales of our desktop and application virtualization products of $7.4 million. These Product and licenses revenue results were primarily due to the factors discussed in the Executive Summary Overview above. We currently target Product and licenses revenue to increase when comparing the second quarter of 2014 to the second quarter of 2013.
Software as a Service
Software as a service revenue increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to increased sales of our Communications Cloud products of $13.7 million, led by GoToMeeting, and increased sales of our Documents Cloud products of $5.1 million. We currently target Software as a service revenue to increase when comparing the second quarter of 2014 to the second quarter of 2013.
License Updates and Maintenance
License updates and maintenance revenue increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to an increase in maintenance revenues of $18.6 million, primarily driven by increased sales of maintenance and support contracts across all of our Enterprise and Service Provider division's products and an increase in renewals of our Subscription Advantage product of $13.5 million. We currently target License updates and maintenance revenue to increase when comparing the second quarter of 2014 to the second quarter of 2013.

Professional Services
The increase in Professional services revenue when comparing the three months ended March 31, 2014 to the three months ended March 31, 2013 was primarily due to increased product training and certification and implementation sales of our Enterprise and Service Provider products. We currently target Professional services revenue to increase when comparing the second quarter of 2014 to the second quarter of 2013 consistent with the targeted increase in Product and licenses revenue described above.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance contracts for our software and hardware products. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. The change in deferred revenues was not significant when comparing March 31, 2014 to December 31, 2013, however, the change was primarily due to decreased new and renewal sales of our Subscription Advantage product due to seasonality of $12.5 million, partially offset by increased sales of our maintenance and support contracts of $11.9 million. We currently anticipate that deferred revenues will increase throughout the remainder of 2014.
International Revenues
International revenues (sales outside the United States) accounted for approximately 44.4% of our net revenues for the three months ended March 31, 2014 and 43.3% of our net revenues for the three months ended March 31, 2013. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Segment Revenues
Our revenues are derived from sales of Enterprise and Service Provider products which include our Mobile and Desktop products, Networking and Cloud products and related License updates and maintenance and Professional services and from our SaaS products which include Communications Cloud, Documents Cloud, Remote Access and Remote IT Support products. Enterprise and Service Provider and SaaS constitute our two reportable segments.
An analysis of our reportable segment net revenue is presented below (in thousands):

			Increase for the
	Three Months Ended		Three Months Ended
	March 31,		March 31, 2014
	2014	2013	vs. March 31, 2013
Enterprise and Service Provider	$593,687	$535,333	10.9%
SaaS	157,132	137,566	14.2%
Net revenues	$750,819	$672,899	11.6%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.
Cost of Net Revenues

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2014
	2014	2013	vs. March 31, 2013
	(In thousands)
Cost of product and license revenues	$31,337	$25,794	$5,543
Cost of services and maintenance revenues	78,683	64,411	14,272
Amortization of product related intangible assets	24,306	24,709	(403)
Total cost of net revenues	$134,326	$114,914	$19,412
Cost of product and license revenues consists primarily of hardware, shipping expense, royalties, product media and duplication, manuals and packaging materials. Cost of services and maintenance revenues consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to providing our

SaaS, which includes the cost to support the voice and video offerings in our Communications Cloud products. Also included in Cost of net revenues is amortization of product related intangible assets.
Cost of product and license revenues increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to increased sales of our Networking and Cloud products, as described above, many of which contain hardware components that have a higher cost than our other software products. We currently target Cost of product and license revenues to increase when comparing the second quarter of 2014 to the second quarter of 2013 consistent with the targeted increase in sales of our hardware products.
Cost of services and maintenance revenues increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to an increase in sales of our Communications and Documents Cloud products of $6.3 million. Also contributing to the increase in Cost of services and maintenance revenues is an increase in product training and certification and implementation costs of $5.3 million related to increased sales of our Enterprise and Service Provider division's products as described above. We currently target Cost of services and maintenance revenues to increase when comparing the second quarter of 2014 to the second quarter of 2013, consistent with the targeted increases in Software as a service revenue, License updates and maintenance revenue and Professional services revenue as discussed above.
Gross Margin
Gross margin as a percentage of revenue was 82.1% for the three months ended March 31, 2014 and 82.9% for the three months ended March 31, 2013. When comparing the second quarter of 2014 to the second quarter of 2013 and the full year 2014 to the full year 2013, we expect a slight decline in gross margin, consistent with our targeted increase in sales of our hardware products and services.
Operating Expenses
Foreign Currency Impact on Operating Expenses
The functional currency for all of our wholly-owned foreign subsidiaries in our Enterprise and Service Provider segment is the U.S. dollar. A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to 12 months in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the timeframe for which we hedge our risk.
Research and Development Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2014
	2014	2013	vs. March 31, 2013
	(In thousands)
Research and development	$133,618	$130,492	$3,126
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to an increase in compensation, including stock-based compensation and employee-related costs, primarily related to increased headcount from strategic hiring.

Sales, Marketing and Services Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2014
	2014	2013	vs. March 31, 2013
	(In thousands)
Sales, marketing and services	$316,496	$297,682	$18,814
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
Sales, marketing and services expenses increased during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to an increase in compensation, including variable and stock-based compensation and employee-related costs due to additional headcount in our sales force and professional services group.
General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2014
	2014	2013	vs. March 31, 2013
	(In thousands)
General and administrative	$72,388	$62,785	$9,603
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to an increase in compensation and employee related costs of $4.9 million due to additional headcount, primarily in finance and operations. Also contributing to the increase in General and administrative expense when comparing the three months ended March 31, 2014 to the three months ended March 31, 2013 is an increase in professional services of $4.4 million primarily related to projects to support business growth.
Restructuring Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2014
	2014	2013	vs. March 31, 2013
	(In thousands)
Restructuring	$9,650	$—	$9,650
In March 2014, we implemented the 2014 Restructuring Program, which primarily included the reduction of our headcount by approximately 125 full-time positions. The pre-tax charges we incurred were primarily related to severance and other costs directly related to the reduction of our workforce. The restructuring program is expected to be completed by the end of 2014. For more information, see “—Executive Summary— Overview” and Note 15 to our condensed consolidated financial statements.
2014 Operating Expense Outlook
When comparing the second quarter of 2014 to the second quarter of 2013, we are targeting Operating expenses to increase across all functional areas primarily related to increases in headcount and ongoing investments in the business including acquisitions. When comparing the second quarter of 2014 to the first quarter of 2014, we are targeting operating expenses to increase in Research and development and Sales, marketing and services primarily due to the factors discussed in the Executive Summary Overview above. We also expect to incur additional charges in the second quarter of 2014 related to the 2014 Restructuring Program.

Other Expense, Net

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2014
	2014	2013	vs. March 31, 2013
	(In thousands)
Other expense, net	$(5,285)	$(766)	$(4,519)
Other expense, net is primarily comprised of remeasurement of foreign currency transaction gains (losses), realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments and interest expense, which was not material for all periods presented.
The change in Other expense, net, during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is primarily due to an impairment recognized on a cost method investment. For more information on our cost method investments, see Note 5 to our condensed consolidated financial statements.
Income Taxes
As of March 31, 2014, our net unrecognized tax benefits totaled approximately $68.6 million as compared to $63.8 million as of December 31, 2013. All amounts included in this balance affect the annual effective tax rate. We have no amounts accrued for the payment of interest and penalties as of March 31, 2014.
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
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At March 31, 2014, we had approximately $107.0 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
The federal research and development tax credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development tax credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law resulted in net tax benefits of approximately $9.4 million, which we recognized in the first quarter of 2013, the quarter in which the law was enacted.
We maintain certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from its foreign subsidiaries. Our effective tax rate was approximately 18.6% and (3.3)% for the three months ended March 31, 2014 and 2013. The increase in the effective tax rate when comparing the three months ended March 31, 2014 to the three months ended March 31, 2013 was primarily due to the impact of the federal research and development tax credit for the 2012 and 2013 taxable years that was extended during the three months ended March 31, 2013 but expired at the end of 2013 for future years.
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the new standard, our unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. We adopted this standard on January 1, 2014, and as of March 31, 2014 we are offsetting unrecognized tax benefits of $1.7 million against short-term deferred tax assets and $28.2 million against long-term deferred tax assets.
Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by our foreign operations that are taxed primarily in Switzerland. We have not provided for U.S. taxes for those earnings because we plan to reinvest all of those earnings indefinitely outside the United States.
Liquidity and Capital Resources
During the three months ended March 31, 2014, we generated operating cash flows of $287.9 million. These operating cash flows related primarily to a change in operating assets and liabilities of $124.0 million, net of effect of our acquisitions. Also contributing to these cash inflows was net income of $55.9 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $70.0 million and stock-based compensation expense of $40.7 million. Our investing activities used $275.0 million of cash consisting primarily of net purchases of investments of $219.7 million, cash paid for the purchase of property and equipment of $30.5 million and cash paid for acquisitions of $24.2 million. Our financing activities provided cash of $4.2 million primarily due to proceeds received from the issuance of common stock under our employee stock-based compensation plans of $8.0 million.
During the three months ended March 31, 2013, we generated operating cash flows of $266.8 million. These operating cash flows related primarily to a change in operating assets and liabilities of $110.3 million, net of effect of our acquisitions. Also contributing to these cash inflows was net income of $59.7 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $64.5 million, stock-based compensation expense of $43.6 million and the tax effect of stock-based compensation of $14.8 million. These cash inflows were partially offset by operating outflows related to a deferred income tax benefit of $18.2 million. Our investing activities used $629.6 million of cash consisting primarily of cash paid for acquisitions of $324.0 million, cash paid for net purchases of investments of $275.0 million and the purchase of property and equipment of $28.3 million. Our financing activities used cash of $28.9 million primarily due to stock repurchases of $61.4 million, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $25.3 million and the excess tax benefit from stock-based compensation of $9.5 million.
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
Subsequent Event - Convertible Notes
In April 2014, we completed a private placement of $1.25 billion principal amount of 0.500% Convertible Senior Notes due 2019, or the Convertible Notes. Thereafter, in May 2014, we issued an additional $187.5 million principal amount of Convertible Notes pursuant to the full exercise of the over-allotment option granted to the initial purchasers in the offering, or the Over-Allotment Option. The net proceeds from this offering were approximately $1.42 billion (including the proceeds from the Over-Allotment Option), after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by us. We used approximately $82.5 million of the net proceeds to pay the cost of certain bond hedges entered into in connection with the offering (after such cost was partially offset by the proceeds to us from certain warrant transactions). Please see Note 16 to our condensed consolidated financial statements for additional details on the Convertible Notes offering and the related bond hedges and warrant transactions.
We used the remainder of the net proceeds from the offering and a portion of our existing cash and investments to purchase an aggregate of approximately $1.5 billion of our common stock under our share repurchase program. We used approximately $101.0 million to purchase shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of our common stock through an accelerated share repurchase transaction, or the ASR, which we entered into with Citibank, N.A., or Citibank, on April 25, 2014, and which is discussed in further detail in Note 16 to our condensed consolidated financial statements. We intend to use the remaining net proceeds resulting from the exercise of the Over-Allotment Option for working capital and general corporate purposes.

Cash, Cash Equivalents and Investments

	March 31, 2014	December 31, 2013	2014 Compared to 2013
	(In thousands)
Cash, cash equivalents and investments	$1,828,108	$1,590,416	$237,692
The increase in Cash, cash equivalents and investments when comparing March 31, 2014 to December 31, 2013, is primarily due to cash provided by our operating activities of $287.9 million and cash received from the issuance of common stock under our employee stock-based compensation plans of $8.0 million, partially offset by purchases of property and equipment of $30.5 million and cash paid for acquisitions, net of cash acquired, of $24.2 million. As of March 31, 2014, $1,244.4 million of the $1,828.1 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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

Corporate Securities
(in thousands)
Balance at December 31, 2013	$10,291
Purchases of Level 3 securities	100
Balance at March 31, 2014	$10,391

Accounts Receivable, Net

	March 31, 2014	December 31, 2013	2014 Compared to 2013
	(In thousands)
Accounts receivable	$515,822	$660,175	$(144,353)
Allowance for returns	(1,282)	(2,062)	780
Allowance for doubtful accounts	(3,678)	(3,292)	(386)
Accounts receivable, net	$510,862	$654,821	$(143,959)
The decrease in Accounts receivable, net, when comparing March 31, 2014 to December 31, 2013 was primarily due to increased collections during the three months ended March 31, 2014 on higher sales in the fourth quarter of 2013. The activity in our Allowance for returns was comprised primarily of $1.3 million in credits issued for returns during the three month period ended March 31, 2014, partially offset by $0.6 million of provisions for returns recorded during the three month period ended March 31, 2014. The activity in our Allowance for doubtful accounts was comprised primarily of $0.6 million in additional provisions for doubtful accounts during the three month period ended March 31, 2014, partially offset by $0.2 million of uncollectible accounts written off, net of recoveries during the three month period ended March 31, 2014. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $5.4 billion, of which $1.5 billion was approved in April 2014. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At March 31, 2014, approximately $429.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan.
During the three months ended March 31, 2014, we had no open market purchases. During the three months ended March 31, 2013, we expended approximately $61.4 million on open market purchases, repurchasing 860,500 shares of outstanding common stock at an average price of $71.31.
In April 2014, in connection with the $1.5 billion increase in repurchase authority granted to us under our ongoing stock repurchase program, we used approximately $101.0 million to purchase shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the Convertible Notes offering discussed above, and an additional $1.4 billion to purchase additional shares of our common stock through our ASR with Citibank. On April 30, 2014, under the ASR agreement, we paid approximately $1.4 billion to Citibank and received approximately 19.2 million shares of our common stock. The total number of shares of our common stock that we will repurchase under the ASR agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreement, less a discount. At settlement, Citibank may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may be required to deliver shares of our common stock or make a cash payment to Citibank. Final settlement of the ASR agreement is expected to be completed by the end of December 2014, although the settlement may be accelerated at Citibank’s option. See Note 16 to our condensed consolidated financial statements for detailed information on our Convertible Notes offering and the transactions related thereto, including the ASR.
Shares for Tax Withholding
During the three months ended March 31, 2014, we withheld 368,310 shares from stock units that vested, totaling $21.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority. During the three months ended March 31, 2013, we withheld 322,538 shares from stock units that vested, totaling $23.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
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

The following table summarizes our significant contractual obligations at March 31, 2014 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our condensed consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$420,462	$55,312	$93,038	$101,845	$170,267
Convertible senior notes(1)	—	—	—	—
Purchase obligations(2)	37,875	37,875	—	—	—
Total contractual obligations(3)	$458,337	$93,187	$93,038	$101,845	$170,267

(1)
During the second quarter of 2014, we completed a private placement of $1.44 billion principal amount of 0.500% Convertible Senior Notes due 2019, which are not included in the table above. See Note 16 to our condensed consolidated financial statements for detailed information on the Convertible Notes offering and the transactions related thereto.

(2)
Purchase obligations represent non-cancelable commitments to purchase inventory ordered before March 31, 2014 of approximately $19.7 million and a contingent obligation to purchase inventory, which is based on amount of usage, of approximately $18.1 million.

(3)
Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $68.6 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 12 to our condensed consolidated financial statements.

As of March 31, 2014, we did not have any individually material capital lease obligations or other material long-term commitments reflected on our consolidated balance sheets.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended March 31, 2014 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2014, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.
During the quarter ended March 31, 2014, we implemented a system to further automate, the provisioning and assign access to our key accounting and reporting systems. We also redesigned our approach to determine what access to such systems is required by employees based on their job responsibilities. We believe these changes further enhance our internal control environment.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In April 2014, John Calma, ostensibly on behalf of Citrix, filed a shareholder derivative complaint against our directors (and Citrix as a nominal defendant) in the Court of Chancery of the State of Delaware. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment related to stock awards that they received under our director compensation program. The complaint seeks the recovery of monetary damages and other relief for damages allegedly caused to Citrix. We believe that our directors and Citrix have meritorious defenses to these allegations and that it is not reasonably possible that the ultimate outcome of this suit will materially and adversely affect our business, financial condition, results of operations or cash flows.
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
The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 20, 2014.
Servicing our debt will require a significant amount of cash, which could adversely affect our business, financial condition and results of operations.
We incurred significant indebtedness in the aggregate principal amount of $1.44 billion in connection with the issuance of our Convertible Notes. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our future indebtedness, including the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Convertible Notes.
In addition, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, we will be required to make cash payments for each $1,000 in principal amount of Convertible Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values thereunder. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions of the Convertible Notes.
In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors who have less debt; and

•	limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes.
Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report lower net income in our financial results as reported in accordance with U.S. GAAP because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results.
In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.
Actions taken by the ASR counterparty in connection with our ASR may affect the market for our common stock.
On April 25, 2014, we entered into an ASR agreement with Citibank as part of our previously announced share repurchase program. In connection with the ASR agreement, we expect that Citibank will purchase shares (or otherwise acquire long positions in shares) of our common stock in the open market until it has acquired (or otherwise has long positions in) the number of shares we have agreed to purchase under the ASR agreement. We expect that these acquisitions (and other transactions) will include covering purchases to close out stock borrow positions taken on by Citibank to make its initial deliveries of shares to us. In addition, we expect that Citibank may be purchasing or selling, or both purchasing and selling (and possibly taking on other long and/or short positions in our common stock), in other hedging transactions related to the ASR. All of these market transactions in our shares (or in derivative or other transactions related to our shares) would be for Citibank’s own account. Although the magnitude and effect of such activities on the market price of our common stock cannot be determined at this time, such activities may increase, or prevent a decrease in, the market price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $5.4 billion, of which $1.5 billion was approved in April 2014. The objective of the stock repurchase program is to improve stockholders’ returns. At March 31, 2014, approximately $429.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended March 31, 2014:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (in thousands) (2)
January 1, 2014 through January 31, 2014	12,407	$61.46	—	$429,284
February 1, 2014 through February 28, 2014	26,264	58.63	—	429,284
March 1, 2014 through March 31, 2014	329,639	57.47	—	429,284
Total	368,310		—	$429,284

(1)
Represents shares acquired in open market purchases and 368,310 shares withheld from stock units that vested in the first quarter of 2014 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We had no repurchases of our common stock during the quarter ended March 31, 2014. For more information see Note 13 to our condensed consolidated financial statements.

(2)
Shares withheld from stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of stock units do not deplete the dollar amount available for purchases under the repurchase program.

In April 2014, in connection with the $1.5 billion increase in repurchase authority granted to us under our ongoing stock repurchase program, we used approximately $101.0 million to purchase shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the Convertible Notes offering discussed above, and an additional $1.4 billion to purchase additional shares of our common stock through our ASR with Citibank. On April 30, 2014, under the ASR agreement, we paid approximately $1.4 billion to Citibank and received approximately 19.2 million shares of our common stock. The total number of shares that we will repurchase under the ASR agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreement, less a discount. At settlement, Citibank may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may be required to deliver shares of our common stock or make a cash payment to Citibank. Final settlement of the ASR agreement is expected to be completed by the end of December 2014, although the settlement may be accelerated at Citibank’s option. See Note 16 to our condensed consolidated financial statements for detailed information on our Convertible Notes offering and the transactions related thereto, including the ASR.

ITEM 5.	OTHER INFORMATION
Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation; and Unregistered Sales of Equity Securities
On May 6, 2014, we completed a private placement of an additional $187.5 million aggregate principal amount of our Convertible Notes, or the Additional Notes. The Additional Notes were issued to the initial purchasers of the Convertible Notes pursuant to the Indenture following the exercise in full of the Over-Allotment Option granted to the initial purchasers. The Additional Notes have the same interest rate, maturity and other terms as the Convertible Notes. In connection with the sale of the Additional Notes, on May 1, 2014, we entered into Additional Bond Hedges with the Option Counterparties relating to approximately 2.1 million shares of our common stock, and we also entered into separate Additional Warrant Transactions with each of the Option Counterparties relating to approximately 2.1 million shares of our common stock. The Convertible Notes, Indenture, Additional Bond Hedges and Additional Warrant Transactions are described in more detail in Note 16 to our condensed consolidated financial statements, which is incorporated herein by reference.
The net proceeds from the sale of the Additional Notes were approximately $184.9 million, after deducting the initial purchasers’ discounts and commissions payable by us. We used approximately $10.8 million of the net proceeds from the sale of the Additional Notes to pay the cost of the Additional Bond Hedges (after such cost was partially offset by the proceeds to us from the sale of warrants in the Additional Warrant Transactions, or the Additional Warrants). We intend to use the remainder of the net proceeds from the sale of the Additional Notes for working capital and other general corporate purposes.

The Additional Notes were sold to the initial purchasers in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act for resale to qualified institutional buyers pursuant to Rule 144A of the Securities Act. In addition, the Additional Warrants were issued to the Option Counterparties in reliance on the exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act. We do not intend to file a shelf registration statement for the resale of the Additional Notes or Additional Warrants, or for the common stock issuable upon conversion of the Additional Notes or exercise of the Additional Warrants, as applicable, if any.
Additional information pertaining to the Convertible Notes offering and the transactions related thereto is contained in the Company’s Current Report on Form 8-K filed on April 30, 2014, which is incorporated herein by reference. Further, the foregoing description of the Additional Bond Hedges and Additional Warrant Transactions does not purport to be complete and is qualified in its entirety by reference to the form of call option transaction confirmation relating to the Additional Bond Hedges and the form of warrant confirmation relating to the Additional Warrant Transactions, which are filed hereto as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference.
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that Steve Daheb, our Senior Vice President and Chief Marketing Officer, Catherine Courage, our Senior Vice President, Customer Experience, and Al Monserrat, our Senior Vice President, Sales and Services, each entered into a new trading plan in the first quarter of 2014 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

10.1
Form of Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada

10.2	Form of Warrant Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of May 2014.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Form of Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada

10.2	Form of Warrant Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Furnished herewith.