Form 10-Q
period 2014-06-30
CITRIX SYSTEMS INC
filed 2014-08-05
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014 there were 164,470,301 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2014

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$279,402	$280,740
Short-term investments, available-for-sale	540,996	453,976
Accounts receivable, net of allowances of $5,086 and $5,354 at June 30, 2014 and December 31, 2013, respectively	506,409	654,821
Inventories, net	14,206	14,107
Prepaid expenses and other current assets	152,755	110,981
Current portion of deferred tax assets, net	47,802	48,470
Total current assets	1,541,570	1,563,095
Long-term investments, available-for-sale	975,676	855,700
Property and equipment, net	339,832	338,996
Goodwill	1,790,035	1,768,949
Other intangible assets, net	445,643	509,595
Long-term portion of deferred tax assets, net	90,480	115,418
Other assets	65,980	60,496
	$5,249,216	$5,212,249
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$79,621	$78,452
Accrued expenses and other current liabilities	280,038	257,606
Income taxes payable	5,188	29,322
Current portion of deferred revenues	1,110,748	1,098,681
Total current liabilities	1,475,595	1,464,061
Long-term portion of deferred revenues	319,244	313,059
Convertible notes	1,277,289	—
Other liabilities	73,191	115,322
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 293,200 and 291,078 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	293	291
Additional paid-in capital	3,896,459	3,974,297
Retained earnings	3,012,504	2,903,541
Accumulated other comprehensive income	1,752	4,951
	6,911,008	6,883,080
Less - common stock in treasury, at cost (129,055 and 107,789 shares at June 30, 2014 and December 31, 2013, respectively)	(4,807,111)	(3,563,273)
Total stockholders' equity	2,103,897	3,319,807
	$5,249,216	$5,212,249
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share information)
Revenues:
Product and licenses	$231,792	$227,215	$439,216	$420,298
Software as a service	160,779	143,858	317,911	281,424
License updates and maintenance	347,041	322,895	690,799	638,633
Professional services	41,948	36,416	84,453	62,928
Total net revenues	781,560	730,384	1,532,379	1,403,283
Cost of net revenues:
Cost of product and license revenues	32,762	31,700	64,099	57,494
Cost of services and maintenance revenues	88,099	71,198	166,782	135,609
Amortization of product related intangible assets	54,395	24,342	78,701	49,051
Total cost of net revenues	175,256	127,240	309,582	242,154
Gross margin	606,304	603,144	1,222,797	1,161,129
Operating expenses:
Research and development	140,375	132,299	273,993	262,791
Sales, marketing and services	321,539	317,096	638,035	614,778
General and administrative	75,015	67,343	147,403	130,128
Amortization of other intangible assets	10,445	10,518	22,899	20,936
Restructuring	4,511	—	14,161	—
Total operating expenses	551,885	527,256	1,096,491	1,028,633
Income from operations	54,419	75,888	126,306	132,496
Interest income	2,141	2,021	4,294	3,983
Interest expense	6,984	47	7,050	61
Other income (expense), net	1,452	(599)	(3,767)	(1,351)
Income before income taxes	51,028	77,263	119,783	135,067
Income tax (benefit) expense	(1,996)	12,802	10,820	10,918
Net income	$53,024	$64,461	$108,963	$124,149
Earnings per share:
Basic	$0.31	$0.34	$0.62	$0.66
Diluted	$0.31	$0.34	$0.61	$0.66
Weighted average shares outstanding:
Basic	169,973	187,229	176,946	186,945
Diluted	170,891	188,486	178,246	188,750

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Net income	$53,024	$64,461	$108,963	$124,149
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(2,006)	3,985	(2,727)	(2,829)
Available for sale securities:
Change in net unrealized gains	569	(2,715)	729	(3,093)
Less: reclassification adjustment for net (gains) losses included in net income	(702)	54	(865)	(31)
Net change (net of tax effect)	(133)	(2,661)	(136)	(3,124)
Loss on pension liability	—	—	—	(334)
Cash flow hedges:
Change in unrealized gains	1,292	(1,846)	2,612	(5,295)
Less: reclassification adjustment for net (gains) losses included in net income	(1,651)	1,788	(2,948)	2,312
Net change (net of tax effect)	(359)	(58)	(336)	(2,983)
Other comprehensive (loss) income	(2,498)	1,266	(3,199)	(9,270)
Comprehensive income	$50,526	$65,727	$105,764	$114,879

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Operating Activities
Net income	$108,963	$124,149
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	101,600	69,987
Depreciation and amortization of property and equipment	67,195	60,499
Amortization of debt discount and transaction costs	5,780	—
Stock-based compensation expense	85,991	91,413
Loss (gain) on investments	3,352	(1,032)
Provision for doubtful accounts	1,375	1,066
Provision for product returns	1,187	3,056
Provision for inventory	988	638
Tax effect of stock-based compensation	(4,696)	15,112
Excess tax benefit from stock-based compensation	(3,004)	(11,944)
Deferred income tax benefit	(12,399)	(25,249)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(2,107)	2,936
Other non-cash items	175	220
Total adjustments to reconcile net income to net cash provided by operating activities	245,437	206,702
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	146,204	137,994
Inventories	(1,087)	(3,914)
Prepaid expenses and other current assets	(8,714)	(6,023)
Other assets	4,469	6,607
Income taxes, net	(59,377)	(58,084)
Accounts payable	2,743	(422)
Accrued expenses and other current liabilities	35,007	6,508
Deferred revenues	18,251	61,078
Other liabilities	(480)	1,105
Total changes in operating assets and liabilities, net of the effects of acquisitions	137,016	144,849
Net cash provided by operating activities	491,416	475,700
Investing Activities
Purchases of available-for-sale investments	(1,286,417)	(993,242)
Proceeds from sales of available-for-sale investments	872,924	375,349
Proceeds from maturities of available-for-sale investments	210,026	237,880
Purchases of property and equipment	(67,141)	(66,781)
Proceeds related to cost method investments	2,784	1,500
Purchases of cost method investments	(1,427)	(2,467)
Cash paid for acquisitions, net of cash acquired	(41,342)	(324,049)
Cash paid for licensing agreements and product related intangible assets	(9,727)	(4,494)
Net cash used in investing activities	(320,320)	(776,304)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	18,095	34,959
Proceeds from issuance of convertible notes, net of issuance costs	1,415,717	—
Purchase of convertible note hedges	(184,288)	—
Proceeds from issuance of warrants	101,775	—
Repayment of acquired debt	(3,766)	—
Excess tax benefit from stock-based compensation	3,004	11,944
Stock repurchases, net	(1,500,998)	(101,036)
Cash paid for tax withholding on vested stock awards	(22,840)	(24,804)
Other	—	912
Net cash used in financing activities	(173,301)	(78,025)
Effect of exchange rate changes on cash and cash equivalents	867	(1,827)
Change in cash and cash equivalents	(1,338)	(380,456)
Cash and cash equivalents at beginning of period	280,740	643,609
Cash and cash equivalents at end of period	$279,402	$263,153
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2013 reflects an adjustment that was previously reported of approximately $17.3 million made to net cash provided by operating activities and net cash used in financing activities.
The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
The Company’s revenues are derived from its Enterprise and Service Provider products, which primarily include its Mobile and Desktop products, Networking and Cloud products and related license updates and maintenance and professional services and from its Software as a Service ("SaaS") products, which primarily include Communications and Documents Cloud, Remote Access and Remote IT Support products. The Enterprise and Service Provider and SaaS divisions constitute the Company's two reportable segments. See Note 9 for more information on the Company's segments.
2. SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivable, the provision to reduce obsolete or excess inventory to market, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, net realizable value of product related and other intangible assets, the fair value of convertible senior notes, the provision for income taxes and the amortization and depreciation periods for intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.
Investments
Short-term and long-term investments as of June 30, 2014 and December 31, 2013 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive income. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.1 million and $2.1 million at June 30, 2014 and December 31, 2013, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income	$53,024	$64,461	$108,963	$124,149
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	169,973	187,229	176,946	186,945
Effect of dilutive employee stock awards	918	1,257	1,300	1,805
Denominator for diluted earnings per share - weighted-average shares outstanding	170,891	188,486	178,246	188,750
Basic earnings per share	$0.31	$0.34	$0.62	$0.66
Diluted earnings per share	$0.31	$0.34	$0.61	$0.66
Anti-dilutive weighted-average shares from stock awards	4,365	6,270	4,478	4,689

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include the effect of the potential outstanding common stock from the Company's convertible senior notes, warrants and the ASR (the "Accelerated Share Repurchase"). The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive.

The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Senior Notes (the "Convertible Notes") on diluted earnings per share, if applicable, as upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of $90.00 per share. For the three and six months ended June 30, 2014, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants and ASR. See Note 10 and Note 14 to the Company's condensed consolidated financial statements for detailed information on the Convertible Notes offering and ASR.
4. ACQUISITIONS
2014 Acquisitions
In January 2014, the Company acquired all of the issued and outstanding securities of Framehawk, Inc. ("Framehawk"). The Framehawk solution, which optimizes the delivery of virtual desktops and applications to mobile devices, will be combined with HDX technology in the Citrix XenApp and XenDesktop products to deliver an improved user experience under adverse network conditions. The total consideration for this transaction was approximately $24.2 million, net of $0.2 million of cash acquired, and was paid in cash. This business became part of the Company's Enterprise and Service Provider division. The Company continues to evaluate certain income tax assets and liabilities related to this acquisition. Transaction costs associated with the acquisition were approximately $0.1 million, all of which the Company expensed during the six months ended June 30, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. The Company has included the effect of this transaction in its results of operations prospectively from the date of the acquisition, which effect was not material to its consolidated results.

During the second quarter of 2014, the Company acquired all of the issued and outstanding securities of a privately-held company (the "2014 Other Acquisition"). The total cash consideration for this transaction was approximately $17.2 million, net of $0.8 million of cash acquired. This business became part of the Company's Enterprise and Service Provider division. Transaction costs associated with the acquisition were approximately $0.2 million, all of which the Company expensed during the six months ended June 30, 2014 and are included in General and administrative expense in the accompanying consolidated statements of income.
Purchase Accounting for the Acquisitions in 2014
The purchase prices for companies acquired during the first six months ended June 30, 2014, which include Framehawk and the 2014 Other Acquisition (collectively, the "2014 Acquisitions"), were allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of the acquisition. The allocation of the total purchase prices are summarized below (in thousands):

	Framehawk		2014 Other Acquisition
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$569		$1,196
Other assets	—		9
Property and equipment	36	Various	10	Various
Intangible assets	14,000	7 years	14,200	5 years
Goodwill	14,575	Indefinite	7,109	Indefinite
Assets acquired	29,180		22,524
Current liabilities assumed	(748)		(1,781)
Long-term liabilities assumed	(3,766)		—
Deferred tax liabilities, non-current	(259)		(2,743)
Net assets acquired	$24,407		$18,000
Current assets acquired in connection with the 2014 Acquisitions consisted primarily of cash, accounts receivable and other short-term assets. Current liabilities assumed in connection with the 2014 Acquisitions consisted primarily of short-term payables and other accrued expenses. Long-term liabilities assumed in connection with the 2014 Acquisitions consisted of long-term debt, which was paid in full subsequent to the respective acquisition date.
Goodwill from the 2014 Acquisitions was assigned to the Enterprise and Service Provider division segment. The goodwill related to the 2014 Acquisitions is not deductible for tax purposes. See Note 9 for segment information. The goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.
Revenues from the 2014 Acquisitions are included in the revenues of each business's respective segment. The Company has included the effect of the 2014 Acquisitions in its results of operations prospectively from the date of acquisition. The effect of the 2014 Acquisitions was not material to the Company's consolidated results for the periods presented, accordingly, proforma financial disclosures have not been presented.
Identifiable intangible assets acquired in connection with the 2014 Acquisitions (in thousands) and the weighted-average lives are as follows:

	Framehawk	Asset Life	2014 Other Acquisition	Asset Life
Core and product technologies	$14,000	7.0 years	$14,200	5.0 years
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
2013 Other Acquisitions
During the third quarter of 2013, the Company acquired all of the issued and outstanding securities of a privately-held company. The total consideration for this transaction was approximately $5.3 million, net of $2.8 million of cash acquired, and was paid in cash. The Company will pay contingent consideration of up to $3.0 million in cash upon the satisfaction of certain milestone achievements, as defined pursuant to the share purchase agreement. This business became part of the Company's SaaS division. Transaction costs associated with the acquisition were approximately $0.2 million, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. No transaction costs were recorded during the three and six months ended June 30, 2014 and 2013.
During the fourth quarter of 2013, the Company acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.5 million. This business became part of the Company's Enterprise and Service Provider division. Transaction costs associated with the acquisition were approximately $0.2 million, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. No transaction costs were recorded during the three and six months ended June 30, 2014 and 2013.
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	June 30, 2014				December 31, 2013
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$622,936	$1,269	$(278)	$623,927	$453,922	$1,177	$(349)	$454,750
Corporate securities	744,199	813	(382)	744,630	643,360	947	(216)	644,091
Municipal securities	31,214	40	(3)	31,251	53,698	81	(23)	53,756
Government securities	116,768	122	(26)	116,864	156,930	196	(47)	157,079
Total	$1,515,117	$2,244	$(689)	$1,516,672	$1,307,910	$2,401	$(635)	$1,309,676
The change in net unrealized gains (losses) on available-for-sale securities recorded in Other comprehensive income (loss) includes unrealized gains (losses) that arose from changes in market value of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales, as well as prepayments of available-for-sale investments purchased at a premium. This reclassification has no effect on total comprehensive income or equity and was not material for all periods presented. See Note 12 for more information related to comprehensive income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2014 were approximately seven months and three years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three and six months ended June 30, 2014, the Company received proceeds from the sales of available-for-sale investments of $606.5 million and $872.9 million, respectively, and for the three and six months ended June 30, 2013, it received proceeds from the sales of available-for-sale investments of $143.6 million and $375.3 million, respectively.
The Company had realized gains on the sales of available-for-sale investments during the three and six months ended June 30, 2014 of $0.9 million and $1.2 million, respectively, and for the three and six months ended June 30, 2013, it had realized gains on the sales of available-for-sale investments of $0.1 million and $0.3 million, respectively.
For the three and six months ended June 30, 2014, the Company had realized losses on available-for-sale investments of $0.2 million and $0.3 million, respectively, and for the three and six months ended June 30, 2013, it had realized losses on available-for-sale investments of $0.1 million and $0.2 million, respectively, primarily related to prepayments at par of securities purchased at a premium.

All realized gains and losses related to the sales of available-for-sale investments are included in Other income (expense), net, in the accompanying condensed consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of June 30, 2014 and December 31, 2013 were $0.7 million and $0.6 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $15.2 million and $24.3 million as of June 30, 2014 and December 31, 2013, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. The Company determined that certain cost method investments were impaired during the second quarter of 2014 and recorded a charge of $3.2 million, which was included in Other income (expense), net in the accompanying condensed consolidated statements of income. Certain early-stage entities in which the Company held direct investments were acquired by third parties and as a result of such sale transactions, the Company recorded gains of $1.5 million, which were included in Other income (expense), net in the accompanying condensed consolidated statements of income.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$268,171	$268,171	$—	$—
Money market funds	10,637	10,637	—	—
Corporate securities	594	—	594	—
Available-for-sale securities:
Agency securities	623,927	—	623,927	—
Corporate securities	744,630	—	738,039	6,591
Municipal securities	31,251	—	31,251	—
Government securities	116,864	—	116,864	—
Prepaid expenses and other current assets:
Foreign currency derivatives	3,407	—	3,407	—
Total assets	$1,799,481	$278,808	$1,514,082	$6,591
Accrued expenses and other current liabilities:
Foreign currency derivatives	873	—	873	—
Total liabilities	$873	$—	$873	$—

	As of December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$227,528	$227,528	$—	$—
Money market funds	52,823	52,823	—	—
Corporate securities	389	—	389	—
Available-for-sale securities:
Agency securities	454,750	—	454,750	—
Corporate securities	644,091	—	633,800	10,291
Municipal securities	53,756	—	53,756	—
Government securities	157,079	—	157,079	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,952	—	4,952	—
Total assets	$1,595,368	$280,351	$1,304,726	$10,291
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,743	—	1,743	—
Total liabilities	$1,743	$—	$1,743	$—
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

Corporate Securities
(In thousands)
Balance at December 31, 2013	$10,291
Purchases of Level 3 securities	1,300
Proceeds received on Level 3 securities	(7,875)
Total realized gains included in earnings	2,875
Balance at June 30, 2014	$6,591
One of the early-stage entities in which the Company held convertible debt securities was acquired by a third party and as a result of such sale transaction the Company recorded a gain of $2.9 million, which was included in Other income (expense), net in the accompanying condensed consolidated statements of income.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three and six months ended June 30, 2014, certain cost method investments with a combined carrying value of $3.2 million were determined to be impaired and were written down to zero. The impairment charge is included in Other income (expense), net in the accompanying consolidated financial statements. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. These non-recurring fair value measurements are categorized as Level 3 significant unobservable inputs. See Note 8 to the Company's condensed consolidated financial statements for detailed information related to Goodwill and Other Intangible Assets.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of June 30, 2014, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended June 30, 2014, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows:

	Fair Value	Carrying Value
Convertible Senior Notes	$1,529,069	$1,277,289
7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2014, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its 2014 Equity Incentive Plan (the "2014 Plan") and its Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the “2005 ESPP”). In February 2014, the Company's Board of Directors approved the 2014 Plan, which received stockholder approval at the Company's Annual Meeting of Stockholders on May 22, 2014. In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The

Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan and the Amended and Restated 2005 Equity Incentive Plan.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 29,000,000 shares of common stock, which includes the shares of common stock underlying any awards granted under the Registrant’s Amended and Restated 2005 Equity Incentive Plan, as amended, that are forfeited, canceled or otherwise terminated (other than by exercise). Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of June 30, 2014, there were 38,858,629 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2014 Plan to grant 28,887,392 additional stock-based awards.
Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of June 30, 2014, 3,305,371 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $1.3 million and $2.7 million for the three and six months ended June 30, 2014, respectively, and the Company recorded stock-based compensation costs of $1.2 million and $2.6 million for the three and six months ended June 30, 2013, respectively.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Income Statement Classifications	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cost of services and maintenance revenues	$704	$625	$1,181	$1,259
Research and development	15,333	16,503	28,113	32,156
Sales, marketing and services	15,796	17,487	31,812	32,661
General and administrative	13,457	13,242	24,885	25,337
Total	$45,290	$47,857	$85,991	$91,413
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
Service Based Stock Units
The Company also awards senior level and certain other employees non-vested stock units granted under the 2014 Plan that vest based on service. The majority of these non-vested stock unit awards vest 33.33% on each anniversary subsequent to the date of the award. The remaining awards vest 100% on the third anniversary of the grant date. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These awards vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company's common stock.
Unrecognized Compensation Related to Stock Units
As of June 30, 2014, the number of all non-vested stock units outstanding, including market performance and service condition awards and service-based awards, and including awards assumed in connection with acquisitions, were 5,196,486. As of June 30, 2014, there was $260.8 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.03 years. See Note 4 for more information regarding the Company's acquisitions.
Stock Options
Stock options granted under the 2014 Plan typically have a five-year life and vest over three years, with 33.3% of the shares underlying the option vesting on the first anniversary of the date of grant and the remainder of the underlying shares vesting in equal monthly installments at a rate of 2.78% thereafter (the "Standard Vesting Rate"). There were no stock options granted during the three and six months ended June 30, 2014. The Company also assumes stock options from certain of its acquisitions for which the vesting period is typically reset to vest over three years at the Standard Vesting Rate. During the first quarter of 2013, the Company assumed in-the-money options from the Zenprise acquisition. See Note 4 for more information related to acquisitions. The Company used the Black-Scholes option pricing model to determine the fair value of these stock options. The Company determined the expected volatility factor of 0.39 by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of SAB No. 107, Share Based Payment. The approximate risk free interest rate of 0.44% was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected terms on stock options. The expected term of 3.35 years was based on the historical employee exercise patterns. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model.
The total intrinsic value of options exercised during the three and six months ended June 30, 2014 was $7.2 million and $20.1 million, respectively, and the total intrinsic value of options exercised during the three and six months ended June 30, 2013 was $11.0 million and $41.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of June 30, 2014, there was $9.0 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 0.99 years.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2013. There were no indicators of impairment during the three months ended June 30, 2014. In-process R&D acquired in connection with the Company's acquisitions was not material. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the six months ended June 30, 2014 (in thousands):

	Balance at January 1, 2014	Additions		Other		Balance at June 30, 2014
Enterprise and Service Provider	$1,402,156	$21,684		$1,086	(2)	$1,424,926
SaaS	366,793	—		(1,684)	(3)	365,109
Consolidated	$1,768,949	$21,684	(1)	$(598)		$1,790,035

(1)	Amounts relate to 2014 acquisitions. See Note 4 for more information regarding the Company’s acquisitions.

(2)	Amount relates to adjustments to the preliminary purchase price allocation associated with 2013 acquisitions.

(3)	Amount primarily relates to foreign currency translation.
Intangible Assets
The Company has intangible assets with finite lives that are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. Intangible assets consist of the following (in thousands):

	June 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$654,631	$451,062	$677,509	$428,418
Other	487,000	244,926	482,918	222,414
Total	$1,141,631	$695,988	$1,160,427	$650,832
Amortization of product related intangible assets, which consists primarily of product-related technologies and patents, was $54.4 million and $24.3 million for the three months ended June 30, 2014 and 2013, respectively, and $78.7 million and $49.1 million for the six months ended June 30, 2014 and 2013, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $10.4 million and $10.5 million for the three months ended June 30, 2014 and 2013, respectively, and $22.9 million and $20.9 million for the six months ended June 30, 2014 and 2013, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
The Company monitors its intangible assets for indicators of impairment. If the Company determines that an impairment has occurred, it will write-down the intangible asset to its fair value. For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. During the three and six months ended June 30, 2014, the Company identified certain definite-lived intangible assets that were impaired within our Enterprise and Service Provider division and recorded non-cash impairment charges of $29.6 million. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. The impairment charge is included in Amortization of product related intangible assets in the accompanying condensed consolidated statements of income.
Estimated future amortization expense for the next five years is as follows (in thousands):

Year ending December 31,
2014	$165,034
2015	108,468
2016	86,338
2017	59,478
2018	49,558
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
Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues:
Enterprise and Service Provider division	$620,781	$586,526	$1,214,468	$1,121,859
SaaS division	160,779	143,858	317,911	281,424
Consolidated	$781,560	$730,384	$1,532,379	$1,403,283
Segment profit:
Enterprise and Service Provider division	$136,551	$132,591	$263,127	$245,847
SaaS division	32,509	26,014	64,931	48,049
Unallocated expenses(1):
Amortization of intangible assets	(64,840)	(34,860)	(101,600)	(69,987)
Restructuring	(4,511)	—	(14,161)	—
Net interest and other income (expense), net	(3,391)	1,375	(6,523)	2,571
Stock-based compensation	(45,290)	(47,857)	(85,991)	(91,413)
Consolidated income before income taxes	$51,028	$77,263	$119,783	$135,067

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Revenues by Product Grouping
Revenues by product grouping for the Company’s Enterprise and Service Provider division and SaaS division were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues:
Enterprise and Service Provider division
Mobile and Desktop revenues(1)	$395,867	$382,234	$777,228	$740,224
Networking and Cloud revenues(2)	179,298	164,786	345,843	312,279
Professional services(3)	41,948	36,416	84,453	62,928
Other	3,668	3,090	6,944	6,428
Total Enterprise and Service Provider division revenues	620,781	586,526	1,214,468	1,121,859
SaaS division revenues	160,779	143,858	317,911	281,424
Total net revenues	$781,560	$730,384	$1,532,379	$1,403,283

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

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenues:
Enterprise and Service Provider division
Americas	$335,593	$322,911	$658,986	$619,345
EMEA	207,069	191,015	407,697	365,417
Asia-Pacific	78,119	72,600	147,785	137,097
Total Enterprise and Service Provider division revenues	620,781	586,526	1,214,468	1,121,859
SaaS division
Americas	132,877	120,680	263,549	236,910
EMEA	22,193	18,001	43,373	34,744
Asia-Pacific	5,709	5,177	10,989	9,770
Total SaaS division revenues	160,779	143,858	317,911	281,424
Total net revenues	$781,560	$730,384	$1,532,379	$1,403,283

10. CONVERTIBLE SENIOR NOTES
Convertible Notes Offering
On April 30, 2014, the Company completed a private placement of $1.25 billion principal amount of 0.500% Convertible Notes due 2019. The net proceeds from this offering were approximately $1.23 billion, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. The Company used approximately $71.8 million of the net proceeds to pay the cost of the Initial Bond Hedges described below (after such cost was partially offset by the proceeds to the Company from the Initial Warrant Transactions described below). The Company used the remainder of the net proceeds from the offering and a portion of its existing cash and investments to purchase an aggregate of approximately $1.5 billion of its common stock, as authorized under its share repurchase program. The Company used approximately $101.0 million to purchase shares of common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of common stock through an ASR which the Company entered into with Citibank, N.A. (the “ASR Counterparty”) on April 25, 2014 (the “ASR Agreement”).
On May 6, 2014, the Company issued an additional $187.5 million principal amount of Convertible Notes (such additional Convertible Notes, the “Additional Notes”) pursuant to the full exercise of the over-allotment option granted to the initial purchasers in the offering (the “Over-Allotment Option”). The net proceeds from the sale of the Additional Notes were approximately $184.9 million, after deducting the initial purchasers’ discounts and commissions payable by us. The Company used approximately $10.8 million of the net proceeds from the exercise of the Over-Allotment Option to pay the cost of Additional Bond Hedges (after such cost was partially offset by the proceeds to the Company from Additional Warrant Transactions), as defined below. The Company intends to use the remainder of the net proceeds for working capital and general corporate purposes.
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
In accounting for the issuance of the Convertible Notes, the Company separated the Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the estimated fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes as a whole. The excess of the principal amount of the liability component over its carrying amount ("debt discount") is amortized to interest expense over the term of the Convertible Notes using the effective interest method with an effective interest rate of 3.0 percent per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.
In accounting for the transaction costs related to the Convertible Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the $1.3 billion liability component are being amortized to expense over the term of the Convertible Notes, and issuance costs attributable to the $162.9 million equity component were included with the equity component in stockholders' equity. Additionally, the Company recorded a deferred tax liability of $8.2 million on a portion of the equity component transaction costs which are deductible for tax purposes.
The Convertible Notes consist of the following (in thousands):

June 30, 2014
Liability component
Principal	$1,437,500
Less: note discount	(160,211)
Net carrying amount	1,277,289
Equity component *	$162,872
* Recorded in the condensed consolidated balance sheet within additional paid-in capital.

The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

Three and Six Months Ended
June 30, 2014
Contractual interest expense	$1,198
Amortization of debt issuance costs	611
Amortization of debt discount	5,169
$6,978
See Note 6 to the Company's condensed consolidated financial statements for fair value disclosures related to the Company's Convertible Notes.

Convertible Note Hedge and Warrant Transactions
In connection with the pricing of the Convertible Notes, on April 24, 2014, the Company entered into convertible note hedge transactions relating to approximately 13.9 million shares of common stock (the "Initial Bond Hedges"), with JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (the “Option Counterparties”).
On April 24, 2014, the Company also entered into separate warrant transactions (the "Initial Warrant Transactions") with each of the Option Counterparties relating to approximately 13.9 million shares of common stock.
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $120.00 per share. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The convertible note hedges and warrants are not marked to market. The value of the note hedges and warrants were initially recorded in stockholders' equity and continue to be classified as stockholders' equity.
Aside from the initial payment of a premium to the Option Counterparties under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparties under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.
11. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of June 30, 2014, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized gain on cash flow derivative instruments was $2.5 million at June 30, 2014 and $2.9 million at December 31, 2013, and is included in Accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. See Note 12 for more information related to comprehensive income. The net unrealized gain as of June 30, 2014 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.

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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,197	Prepaid expenses and other current assets	$4,559	Accrued expenses and other current liabilities	$499	Accrued expenses and other current liabilities	$1,578

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$210	Prepaid expenses and other current assets	$393	Accrued expenses and other current liabilities	$374	Accrued expenses and other current liabilities	$165
The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)
	2014	2013		2014	2013
Foreign currency forward contracts	$(359)	$(58)	Operating expenses	$1,651	$(1,788)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)
	2014	2013		2014	2013
Foreign currency forward contracts	$(336)	$(2,983)	Operating expenses	$2,948	$(2,312)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2014	2013
Foreign currency forward contracts	Other income (expense), net	$(577)	$2,006

	For the Six Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2014	2013
Foreign currency forward contracts	Other income (expense), net	$(1,562)	$1,727
Outstanding Foreign Currency Forward Contracts
As of June 30, 2014, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 6,685
Pounds Sterling	GBP 24,939
Canadian Dollar	CAD 7,232
Chinese Yuan Renminbi	CNY 84,500
Danish Krone	DKK 9,600
Euro	EUR 27,364
Hong Kong Dollar	HKD 50,316
Indian Rupee	INR 665,622
Japanese Yen	JPY 47,663
New Zealand Dollar	NZD 200
Singapore Dollar	SGD 9,700
Swiss Franc	CHF 21,750
12. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive income by component, net of tax, are as follows:

	Foreign currency	Unrealized gain on available-for-sale securities	Unrealized gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2013	$5,458	$1,238	$2,852	$(4,597)	$4,951
Other comprehensive (loss) income before reclassifications	(2,727)	729	2,612	—	614
Amounts reclassified from accumulated other comprehensive income	—	(865)	(2,948)	—	(3,813)
Net current period other comprehensive (loss) income	(2,727)	(136)	(336)	—	(3,199)
Balance at June 30, 2014	$2,731	$1,102	$2,516	$(4,597)	$1,752
Income tax expense or benefit allocated to each component of other comprehensive (loss) income is not material.

Reclassifications out of accumulated other comprehensive income are as follows:

	For the Three Months Ended June 30, 2014
	(In thousands)
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$702	Other income (expense), net
Unrealized net gains on cash flow hedges	1,651	Operating expenses *
	$2,353

	For the Six Months Ended June 30, 2014
	(In thousands)
Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$865	Other income (expense), net
Unrealized net gains on cash flow hedges	2,948	Operating expenses *
	$3,813
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
13. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $59.9 million and $63.8 million as of June 30, 2014 and December 31, 2013, respectively. All amounts included in the balance at June 30, 2014 for tax positions would affect the annual effective tax rate. The Company has $0.3 million accrued for the payment of interest and penalties as of June 30, 2014.
The Company and one or more of its subsidiaries is subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2011.
During the quarter ended June 30, 2014, the Internal Revenue Service (“IRS”) concluded its field examination of the Company's 2009 and 2010 tax years and issued proposed adjustments primarily related to transfer pricing and the research and development tax credit. In June 2014, the Company finalized its tax deficiency calculations and formally closed the audit with the IRS for the 2009 and 2010 tax years. As a result, the Company recognized a net tax benefit related to the settlement of all tax issues with the IRS for the 2009 and 2010 tax years, the impact on subsequent years and the reduction of the Company’s uncertain tax positions for the closed tax years of $9.3 million during the second quarter of 2014.
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
The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At June 30, 2014, the Company had approximately $132.9 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately (3.9)% and 16.6% for the three months ended June 30, 2014 and 2013, respectively and 9.0% and 8.1% for the six months ended June 30, 2014 and 2013, respectively. The decrease in the effective tax rate when comparing the three months ended June 30, 2014 to the three months ended June 30, 2013 was primarily due to the impact of settling the federal IRS examination.
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the new standard, the Company's unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted this standard on January 1, 2014, and as of June 30, 2014 the Company is offsetting unrecognized tax benefits of $1.7 million against short-term deferred tax assets and $28.2 million against long-term deferred tax assets.
The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States.
14. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $5.4 billion, of which $1.5 billion was approved in April 2014. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2014, approximately $428.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
The Company used a portion of the net proceeds from the Convertible Notes offering and existing cash and investments to repurchase an aggregate of approximately $1.5 billion of its common stock as authorized under the stock repurchase program. On April 30, 2014, the Company used approximately $101.0 million to purchase 1.7 million shares from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of common stock under the ASR Agreement. The Company paid $1.4 billion to the ASR Counterparty under the ASR Agreement and received approximately 19.2 million shares of its common stock from the ASR Counterparty, which represents 80 percent of the shares pursuant to the ASR agreement. The total number of shares of common stock that the Company will repurchase under the ASR Agreement will be based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR Agreement, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or make a cash payment to the ASR Counterparty. Final settlement of the ASR Agreement is expected to be completed by the end of December 2014, although the settlement may be accelerated at the ASR Counterparty’s option. The ASR Agreement provides that the ASR Counterparty can terminate the transaction following the occurrence of certain specified events, including major corporate transactions involving the Company.
During the three and six months ended June 30, 2014, the Company had no open market purchases under the stock repurchase program, other than under the ASR.
During the three months ended June 30, 2013, the Company expended approximately $39.7 million on open market purchases under the stock repurchase program, repurchasing 614,750 shares of outstanding common stock at an average price of $64.53. During the six months ended June 30, 2013, the Company expended approximately $101.0 million on open market purchases, repurchasing 1,475,250 shares of outstanding common stock at an average price of $68.49.

Shares for Tax Withholding
During the three months ended June 30, 2014, the Company withheld 26,460 shares from stock units that vested, totaling $1.6 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2014, the Company withheld 394,770 shares from stock units that vested, totaling $22.8 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
In April 2014, John Calma, ostensibly on behalf of the Company, filed a shareholder derivative complaint against certain of the directors of the Company (and the Company as a nominal defendant) in the Court of Chancery of the State of Delaware. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment related to stock awards that they received under the Company's director compensation program. The complaint seeks the recovery of monetary damages and other relief for damages allegedly caused to the Company. The Company believes that its directors and the Company have meritorious defenses to these allegations and that it is not reasonably possible that the ultimate outcome of this suit will materially and adversely affect the Company's business, financial condition, results of operations or cash flows.
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
16. RESTRUCTURING
During the first quarter of 2014, the Company announced the implementation of the 2014 Restructuring Program to better align resources to strategic initiatives. As a result, the Company reduced its headcount by 200 full-time positions. It is anticipated the total severance and related costs of these actions will be approximately between $17.0 million to $20.0 million, which is expected to be completed by the end of 2014.
Restructuring charges related to the reduction of the Company's headcount by segment consists of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Enterprise and Service Provider division	$2,091	$7,971
SaaS division	2,420	6,190
Total restructuring charges	$4,511	$14,161
Restructuring accruals
The activity in the Company’s restructuring accruals for the six months ended June 30, 2014 is summarized as follows (in thousands):

Total
Balance at January 1, 2014	$—
Employee severance and related costs	14,161
Payments	(9,536)
Balance at June 30, 2014	$4,625

As of June 30, 2014, the $4.6 million in outstanding restructuring liability primarily relates to employee severance and related costs.

As of June 30, 2014, restructuring accruals by segment consisted of the following (in thousands):

Total
Enterprise and Service Provider division	$4,059
SaaS division	566
Total restructuring charges	$4,625

17. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued an accounting standard update on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. The new guidance is effective for annual reporting periods beginning on or after December 15, 2016, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, research and development, offerings of products and services, market positioning and opportunities, headcount, customer demand, distribution and sales channels, financial information and results of operations for future periods, other income (expense), net, product and price competition, strategy and growth initiatives, seasonal factors, restructuring activities, international operations and expansion, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, tax rates, the expected benefits of acquisitions, changes in domestic and foreign economic conditions and credit markets, liquidity and debt obligations, share repurchase activity, litigation and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2014. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
Executive Summary
We believe our approach is unique in the market because we have combined innovative technologies into solutions that enable and power mobile workspaces. Our technologies mobilize desktops, apps, data and people to help our customers drive business value. Our Mobile and Desktop products are leaders in the area of desktop and app management, including Desktop and Application Virtualization products, marketed as XenDesktop and XenApp and mobile device management, or MDM, and mobile application management, including XenMobile products. Our Networking and Cloud products also offer customers a value-added approach to building and delivering cloud services to end-users. Our Cloud Networking products allow our customers to deliver IT services to users with high performance, security and reliability, and our Cloud Platform products allow our customers to build scalable and reliable private and public cloud computing environments. We believe this combination of products allows us to deliver a comprehensive end-to-end mobile workspace solution; and one that we believe, when considered as a whole, is competitively differentiated by its feature set and interoperability. Communications and Documents Cloud (formerly Collaboration and Data) products enable seamless collaboration and sharing across a diverse mix of devices.
In today’s business environment there is a sharp focus on IT products and services that can reduce cost and deliver a quick, tangible return on investment, or ROI. We are focused on helping our customers, as they invest in IT products and services, to reduce IT costs, increase business flexibility and deliver ROI by offering a simpler more flexible approach to computing.
In 2013, we generally saw unevenness in the global IT spending environment and encountered hesitancy on the part of customers in initiating large capital projects while transitioning their top priorities to mobile workspaces. In addition, we introduced new product offerings in our Desktop and Application Virtualization business focused on reducing installation time and total cost of ownership. Although we expect a multi-year product cycle from these offerings, we initially experienced longer than normal customer evaluations causing longer than anticipated sales cycles in the second half of 2013. In the first half of 2014, we found that the investments that we have been making in go-to-market coverage has led to growth in our Cloud Networking business which outweighs the results in our Desktop and Application Virtualization business.
We believe that continued economic uncertainty and the transition of computing and legacy platforms to mobile, cloud, big data and social solutions may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition.
We are focused on helping our customers embrace and power mobile workspaces and build cloud infrastructure so cloud services can be delivered virtually anywhere with a high quality user experience. We plan to sustain the long-term growth of our businesses around the world by expanding our go-to-market reach and direct customer touch; investing in product innovation and improving integration across our product portfolio to drive simplicity and end-user experience.
In April 2014, we completed a private placement of $1.25 billion principal amount of 0.500% Convertible Senior Notes due 2019, or the Convertible Notes. In May 2014, we issued an additional $187.5 million principal amount of Convertible Notes pursuant to the full exercise of the over-allotment option granted to the initial purchasers in the offering, or the Over-Allotment Option. The net proceeds from this offering were approximately $1.42 billion (including the proceeds from the Over-Allotment Option), after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us.
Further, in order to operate more efficiently, we announced the implementation of the 2014 Restructuring Program to better align resource allocation with our strategic imperatives. The 2014 Restructuring Program included steps to reduce our headcount by 200 full-time positions. During the first and second quarters of 2014, we incurred pre-tax charges of $9.7 million and $4.5 million related to employee severance and related costs. We expect to incur additional charges in the third quarter of 2014 related to the 2014 Restructuring Program.
Summary of Results
For the three months ended June 30, 2014 compared to the three months ended June 30, 2013, a summary of our results included:

•	Product and licenses revenue increased 2.0% to $231.8 million;

•	Software as a service revenue increased 11.8% to $160.8 million;

•	License updates and maintenance revenue increased 7.5% to $347.0 million;

•	Professional services revenue increased 15.2% to $41.9 million;

•	Gross margin as a percentage of revenue decreased 5.0% to 77.6%;

•	Operating income decreased 28.3% to $54.4 million; and

•	Diluted net income per share decreased 9.3% to $0.31.
The increase in our Product and licenses revenue was driven by higher sales of our Networking and Cloud products, led by NetScaler, partially offset by lower overall sales of Mobile and Desktop products, primarily XenApp and XenDesktop, most pronounced in the Americas. Our Software as a service revenue increased primarily due to increased sales of our Communications Cloud products, led by GoToMeeting. The increase in License updates and maintenance revenue was driven by increased sales of maintenance and support across all of our Enterprise and Service Provider products and increased renewals of our Subscription Advantage product. The increase in Professional services revenue was primarily due to increased product training and certification and implementation sales of our Enterprise and Service Provider products. We currently target total revenue to increase when comparing the third quarter of 2014 to the third quarter of 2013. In addition, when comparing the 2014 fiscal year to the 2013 fiscal year, we target total revenue to increase. The decrease in gross margin as a percentage of revenue, operating income and diluted net income per share when comparing the second quarter of 2014 to the second quarter of 2013 was primarily due to an increase in Amortization of product related intangible assets related to impairment charges recorded in relation to certain intangible assets. Partially offsetting the decrease in diluted net income per share was a tax benefit recorded in the second quarter of 2014 related to the closing of tax audits with the IRS for the tax years 2009 through 2010. Also offsetting the decrease in diluted net income per share was the impact of share repurchases during the second quarter of 2014, which reduced our weighted-average shares outstanding.

2014 Acquisitions
On January 8, 2014, we acquired all of the issued and outstanding securities of Framehawk, Inc., or Framehawk. The Framehawk solution optimizes the delivery of virtual desktops and applications to mobile devices and will be combined with HDX technology in the Citrix XenApp and XenDesktop products to deliver an improved user experience under adverse network conditions. The total consideration for this transaction was approximately $24.2 million, net of $0.2 million of cash acquired, and was paid in cash. We recorded approximately $14.6 million of goodwill, which is not deductible for tax purposes, and acquired $29.2 million in assets including $14.0 million of identifiable product related intangible assets with a useful life of 7.0 years. We continue to evaluate certain income tax assets and liabilities related to this acquisition. Transaction costs associated with the acquisition were approximately $0.1 million, all of which we expensed during the six months ended June 30, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. We have included the effect of this transaction in our results of operations prospectively from the date of the acquisition, which was not material to our consolidated results.
During the second quarter of 2014, we acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $17.2 million, net of $0.8 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.2 million, all of which we expensed during the six months ended June 30, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
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
2013 Other Acquisitions
During the third quarter of 2013, we acquired all of the issued and outstanding securities of a privately-held company. The total consideration for this transaction was approximately $5.3 million, net of $2.8 million of cash acquired and was paid in cash. We will pay contingent consideration of up to $3.0 million in cash upon the satisfaction of certain milestone achievements, as defined pursuant to the share purchase agreement. This business became part of our SaaS division. Transaction costs associated with the acquisition were approximately $0.2 million, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. No transaction costs were recorded for this transaction during the three and six months ended June 30, 2014 and 2013.
During the fourth quarter of 2013, we acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.5 million. This business became part of our Enterprise and Service Provider division. Transaction costs associated with the acquisition were approximately $0.2 million, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. No transaction costs were recorded for this transaction during the three and six months ended June 30, 2014 and 2013.
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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2014	June 30, 2014
	2014	2013	2014	2013	vs. June 30, 2013	vs. June 30, 2013
Revenues:
Product and licenses	$231,792	$227,215	$439,216	$420,298	2.0%	4.5%
Software as a service	160,779	143,858	317,911	281,424	11.8	13.0
License updates and maintenance	347,041	322,895	690,799	638,633	7.5	8.2
Professional services	41,948	36,416	84,453	62,928	15.2	34.2
Total net revenues	781,560	730,384	1,532,379	1,403,283	7.0	9.2
Cost of net revenues:
Cost of product and license revenues	32,762	31,700	64,099	57,494	3.4	11.5
Cost of services and maintenance revenues	88,099	71,198	166,782	135,609	23.7	23.0
Amortization of product related intangible assets	54,395	24,342	78,701	49,051	123.5	60.4
Total cost of net revenues	175,256	127,240	309,582	242,154	37.7	27.8
Gross margin	606,304	603,144	1,222,797	1,161,129	0.5	5.3
Operating expenses:
Research and development	140,375	132,299	273,993	262,791	6.1	4.3
Sales, marketing and services	321,539	317,096	638,035	614,778	1.4	3.8
General and administrative	75,015	67,343	147,403	130,128	11.4	13.3
Amortization of other intangible assets	10,445	10,518	22,899	20,936	(0.7)	9.4
Restructuring	4,511	—	14,161	—	*	*
Total operating expenses	551,885	527,256	1,096,491	1,028,633	4.7	6.6
Income from operations	54,419	75,888	126,306	132,496	(28.3)	(4.7)
Interest income	2,141	2,021	4,294	3,983	5.9	7.8
Interest expense	6,984	47	7,050	61	*	*
Other income (expense), net	1,452	(599)	(3,767)	(1,351)	*	178.8
Income before income taxes	51,028	77,263	119,783	135,067	(34.0)	(11.3)
Income tax (benefit) expense	(1,996)	12,802	10,820	10,918	*	(0.9)
Net income	$53,024	$64,461	$108,963	$124,149	(17.7)	(12.2)

*	not meaningful

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

•	Our maintenance fees, which include technical support and hardware and software maintenance, and which are recognized ratably over the contract term.
Professional services are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.
Our SaaS revenues, which are recognized ratably over the contractual term, consist of fees related to our SaaS products including:

•	Communications Cloud products, which primarily include GoToMeeting, GoToWebinar and GoToTraining;

•	Documents Cloud products, which primarily include ShareFile;

•	Remote Access product, GoToMyPC; and

•	Remote IT Support products, which primarily include GoToAssist.

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2014	June 30, 2014
	2014	2013	2014	2013	vs. June 30, 2013	vs. June 30, 2013
	(In thousands)
Product and licenses	$231,792	$227,215	$439,216	$420,298	$4,577	$18,918
Software as a service	160,779	143,858	317,911	281,424	16,921	36,487
License updates and maintenance	347,041	322,895	690,799	638,633	24,146	52,166
Professional services	41,948	36,416	84,453	62,928	5,532	21,525
Total net revenues	$781,560	$730,384	$1,532,379	$1,403,283	$51,176	$129,096
Product and Licenses
The increase in Product and licenses revenue for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to increased sales of our Networking and Cloud products of $14.2 million, led by NetScaler, partially offset by an overall decrease in sales of our Mobile and Desktop products of $10.3 million, primarily XenApp and XenDesktop. The increase in Product and licenses revenue for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to increased sales of our Networking and Cloud products of $31.9 million, led by NetScaler, partially offset by a decrease in sales of our Mobile and Desktop products of $13.7 million, primarily XenApp and XenDesktop. These Product and licenses revenue results were primarily due to the factors discussed in the Executive Summary Overview above. We currently target Product and licenses revenue to increase when comparing the third quarter of 2014 to the third quarter of 2013.
Software as a Service
Software as a service revenue increased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to increased sales of our Communications Cloud products of $12.3 million, led by GoToMeeting, and increased sales of our Documents Cloud products of $5.2 million. Software as a service revenue increased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to increased sales of our Communications Cloud products of $26.1 million, led by GoToMeeting, and increased sales of our Documents Cloud products of $10.3 million. We currently target Software as a service revenue to increase when comparing the third quarter of 2014 to the third quarter of 2013.
License Updates and Maintenance
License updates and maintenance revenue increased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to an increase in maintenance revenues of $13.9 million, primarily driven by increased sales of maintenance and support contracts across all of our Enterprise and Service Provider division's products and an increase in renewals of our Subscription Advantage product of $11.6 million. License updates and maintenance revenue increased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to an increase in maintenance revenues of $32.4 million, primarily driven by increased sales of maintenance and support contracts across all of our Enterprise and Service Provider division's products and an increase in renewals of our Subscription Advantage product of $25.1 million. We currently target License updates and maintenance revenue to increase when comparing the third quarter of 2014 to the third quarter of 2013.
Professional Services
The increase in Professional services revenue when comparing the three and six months ended June 30, 2014 to the three months ended June 30, 2013 was primarily due to increased product training and certification and implementation sales of our Enterprise and Service Provider products. We currently target Professional services revenue to increase when comparing the third quarter of 2014 to the third quarter of 2013 consistent with the targeted increase in Product and licenses revenue described above.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance contracts for our software and hardware products. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. Deferred revenues increased approximately $18.3 million as of June 30, 2014 compared to December 31, 2013 primarily due to an increase related to our hardware and software maintenance contracts of $33.9 million and increased sales of our SaaS products of $8.7 million, partially offset by a decrease in new and renewal sales of our Subscription Advantage product of $25.9 million. We currently anticipate that deferred revenues will increase throughout the remainder of 2014.
International Revenues
International revenues (sales outside the United States) accounted for approximately 44.4% of our net revenues for the three months ended June 30, 2014 and 45.5% of our net revenues for the three months ended June 30, 2013. International revenues (sales outside the United States) accounted for approximately 44.4% of our net revenues for the six months ended June 30, 2014 and 44.5% of our net revenues for the six months ended June 30, 2013. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.
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

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2014	June 30, 2014
	2014	2013	2014	2013	vs. June 30, 2013	vs. June 30, 2013
Enterprise and Service Provider	$620,781	$586,526	$1,214,468	$1,121,859	5.8%	8.3%
SaaS	160,779	143,858	317,911	281,424	11.8%	13.0%
Net revenues	$781,560	$730,384	$1,532,379	$1,403,283	7.0%	9.2%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.
Cost of Net Revenues

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2014	June 30, 2014
	2014	2013	2014	2013	vs. June 30, 2013	vs. June 30, 2013
	(In thousands)
Cost of product and license revenues	$32,762	$31,700	$64,099	$57,494	$1,062	$6,605
Cost of services and maintenance revenues	88,099	71,198	166,782	135,609	16,901	31,173
Amortization of product related intangible assets	54,395	24,342	78,701	49,051	30,053	29,650
Total cost of net revenues	$175,256	$127,240	$309,582	$242,154	$48,016	$67,428
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
Cost of product and license revenues increased for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 primarily due to increased sales of our Networking and Cloud products, as described above, many of which contain hardware components that have a higher cost than our other software products. We currently target Cost of product and license revenues to increase when comparing the third quarter of 2014 to the third quarter of 2013 consistent with the targeted increase in sales of our hardware products.
Cost of services and maintenance revenues increased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to an increase in sales of our Communications and Documents Cloud products of $6.7 million. Also contributing to the increase in Cost of services and maintenance revenues is an increase in product training and certification and implementation costs of $6.1 million related to increased sales of our Enterprise and Service Provider division's products as described above. Cost of services and maintenance revenues increased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to an increase in sales of our Communications and Documents Cloud products of $14.3 million. Also contributing to the increase in Cost of services and maintenance revenues is an increase in product training and certification and implementation costs of $11.4 million related to increased sales of our Enterprise and Service Provider division's products as described above. We currently target Cost of services and maintenance revenues to increase when comparing the third quarter of 2014 to the third quarter of 2013, consistent with the targeted increases in Software as a service revenue, License updates and maintenance revenue and Professional services revenue as discussed above.
Amortization of product related intangible assets increased for the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 primarily as a result of impairment charges of $29.6 million recorded in relation to certain intangible assets.

Gross Margin
Gross margin as a percentage of revenue was 77.6% for the three months ended June 30, 2014 and 82.6% for the three months ended June 30, 2013. Gross margin as a percentage of revenue was 79.8% for the six months ended June 30, 2014 and 82.7% for the six months ended June 30, 2013. The decrease in gross margin as a percentage of net revenue is primarily a result of impairment charges recorded in relation to certain intangible assets of $29.6 million. When comparing the third quarter of 2014 to the third quarter of 2013, we expect a slight decline in gross margin, consistent with our targeted increase in sales of our hardware products and services. When comparing the full year 2014 to the full year 2013, we expect a decline in gross margin primarily due to impairment charges recorded in relation to certain intangible assets during the second quarter of 2014.
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
Research and Development Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2014	June 30, 2014
	2014	2013	2014	2013	vs. June 30, 2013	vs. June 30, 2013
	(In thousands)
Research and development	$140,375	$132,299	$273,993	$262,791	$8,076	$11,202
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013 primarily due to an increase in compensation, including stock-based compensation and employee-related costs, primarily related to increased headcount.
Sales, Marketing and Services Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2014	June 30, 2014
	2014	2013	2014	2013	vs. June 30, 2013	vs. June 30, 2013
	(In thousands)
Sales, marketing and services	$321,539	$317,096	$638,035	$614,778	$4,443	$23,257
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
Sales, marketing and services expenses increased during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to an increase in professional fees incurred on projects to support business growth. Sales, marketing and services expenses increased during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to an increase in compensation, including variable and stock-based compensation and employee-related costs due to additional headcount in our sales force and professional services group.

General and Administrative Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2014	June 30, 2014
	2014	2013	2014	2013	vs. June 30, 2013	vs. June 30, 2013
	(In thousands)
General and administrative	$75,015	$67,343	$147,403	$130,128	$7,672	$17,275
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to an increase in compensation and employee related costs of $5.5 million due to additional headcount, primarily in finance and operations. Also contributing to the increase in General and administrative expense when comparing the three months ended June 30, 2014 to the three months ended June 30, 2013 is an increase in professional fees of $3.3 million primarily related to projects to support business growth.
General and administrative expenses increased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to an increase in compensation and employee related costs of $11.1 million due to additional headcount, primarily in finance and operations. Also contributing to the increase in General and administrative expense when comparing the six months ended June 30, 2014 to the six months ended June 30, 2013 is an increase in professional fees of $7.7 million primarily related to projects to support business growth.
Restructuring Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2014	June 30, 2014
	2014	2013	2014	2013	vs. June 30, 2013	vs. June 30, 2013
	(In thousands)
Restructuring	$4,511	$—	$14,161	$—	$4,511	$14,161
In March 2014, we implemented the 2014 Restructuring Program, which primarily included the reduction of our headcount by 200 full-time positions. The pre-tax charges we incurred were primarily related to severance and other costs directly related to the reduction of our workforce. The restructuring program is expected to be completed by the end of 2014. For more information, see “—Executive Summary— Overview” and Note 16 to our condensed consolidated financial statements.
2014 Operating Expense Outlook
When comparing the third quarter of 2014 to the third quarter of 2013, we are targeting Operating expenses to increase across all functional areas primarily related to increases in headcount and ongoing investments in the business. We also expect to incur additional charges in the remainder of 2014 related to the 2014 Restructuring Program.
Interest Expense

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2014	June 30, 2014
	2014	2013	2014	2013	vs. June 30, 2013	vs. June 30, 2013
	(In thousands)
Interest expense	$6,984	$47	$7,050	$61	$6,937	$6,989
Interest expense, in 2014, consists primarily of interest on our convertible senior notes. The increase was primarily due to interest expense associated with the issuance of our convertible senior notes. We currently target interest expense to increase when comparing the third quarter of 2014 to the third quarter of 2013.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2014	June 30, 2014
	2014	2013	2014	2013	vs. June 30, 2013	vs. June 30, 2013
	(In thousands)
Other income (expense), net	$1,452	$(599)	$(3,767)	$(1,351)	$2,051	$(2,416)
Other income (expense), net is primarily comprised of remeasurement of foreign currency transaction gains (losses), realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other income (expense), net, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is primarily due to a gain on remeasurement of our foreign currency transactions. For more information on our cost method investments, see Note 5 to our condensed consolidated financial statements.
The change in Other income (expense), net, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is primarily due to net losses recognized on cost method investments of $5.1 million, partially offset by a gain on remeasurement of our foreign currency transactions of $1.7 million. For more information on our cost method investments, see Note 5 to our condensed consolidated financial statements.
Income Taxes
As of June 30, 2014, our net unrecognized tax benefits totaled approximately $59.9 million as compared to $63.8 million as of December 31, 2013. All amounts included in this balance affect the annual effective tax rate. We have $0.3 million accrued for the payment of interest and penalties as of June 30, 2014.
We and certain of our subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years prior to 2011.
During the quarter ended June 30, 2014, the Internal Revenue Service, or IRS, concluded its field examination of our 2009 and 2010 tax years and issued proposed adjustments primarily related to transfer pricing and the research and development tax credit. In June 2014, we finalized our tax deficiency calculations and formally closed the audit with the IRS for the 2009 and 2010 tax years. As a result, we recognized a net tax benefit related to the settlement of all tax issues with the IRS for the 2009 and 2010 tax years, the impact on subsequent years and the reduction of our uncertain tax positions for the closed tax years of $9.3 million during the second quarter of 2014.
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
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At June 30, 2014, we had approximately $132.9 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
We maintain certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from its foreign subsidiaries. Our effective tax rate was approximately (3.9)% and 16.6% for the three months ended June 30, 2014 and 2013, respectively, and 9.0% and 8.1% for the six months ended June 30, 2014 and 2013, respectively. The decrease in the effective tax rate when comparing the three months ended June 30, 2014 to the three months ended June 30, 2013 was primarily due to the impact of settling the federal IRS examination.

Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by our foreign operations that are taxed primarily in Switzerland. We have not provided for U.S. taxes for those earnings because we plan to reinvest all of those earnings indefinitely outside the United States.
Liquidity and Capital Resources
During the six months ended June 30, 2014, we generated operating cash flows of $491.4 million. These operating cash flows related primarily to a change in operating assets and liabilities of $137.0 million, net of effect of our acquisitions. Also contributing to these cash inflows was net income of $109.0 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $168.8 million and stock-based compensation expense of $86.0 million. Our investing activities used $320.3 million of cash consisting primarily of net purchases of investments of $202.1 million, cash paid for the purchase of property and equipment of $67.1 million and cash paid for acquisitions of $41.3 million. Our financing activities used cash of $173.3 million primarily due to cash paid for stock repurchases of $1.5 billion, the purchase of hedges on the convertible senior notes of $184.3 million and cash paid for tax withholding on vested stock awards of $22.8 million, partially offset by proceeds from the issuance of convertible senior notes of $1.4 billion, proceeds from the issuance of warrants of $101.8 million and the issuance of common stock under our employee stock-based compensation plans of $18.1 million.
During the six months ended June 30, 2013, we generated operating cash flows of $475.7 million. These operating cash flows related primarily to a change in operating assets and liabilities of $144.8 million, net of effect of our acquisitions. Also contributing to these cash inflows was net income of $124.1 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $130.5 million, stock-based compensation expense of $91.4 million and the tax effect of stock-based compensation of $15.1 million. These cash inflows were partially offset by operating outflows related to a deferred income tax benefit of $25.2 million. Our investing activities used $776.3 million of cash consisting primarily of cash paid for acquisitions of $324.0 million, cash paid for net purchases of investments of $381.0 million and the purchase of property and equipment of $66.8 million. Our financing activities used cash of $78.0 million primarily due to cash paid for stock repurchases of $101.0 million, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $35.0 million and the excess tax benefit from stock-based compensation of $11.9 million.
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
Convertible Senior Notes
In April 2014, we completed a private placement of $1.25 billion principal amount of 0.500% Convertible Senior Notes due 2019, or the Convertible Notes. Thereafter, in May 2014, we issued an additional $187.5 million principal amount of Convertible Notes pursuant to the full exercise of the over-allotment option granted to the initial purchasers in the offering, or the Over-Allotment Option. The net proceeds from this offering were approximately $1.42 billion (including the proceeds from the Over-Allotment Option), after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. We used approximately $82.5 million of the net proceeds to pay the cost of certain bond hedges entered into in connection with the offering (after such cost was partially offset by the proceeds to us from certain warrant transactions). Please see Note 10 to our condensed consolidated financial statements for additional details on the Convertible Notes offering and the related bond hedges and warrant transactions.
We used the remainder of the net proceeds from the offering and a portion of our existing cash and investments to purchase an aggregate of approximately $1.5 billion of our common stock under our share repurchase program. We used approximately $101.0 million to purchase shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of our common stock through an accelerated share repurchase transaction, or the ASR, which we entered into with Citibank, N.A., or Citibank, on April 25, 2014, and which is discussed in further detail in Note 14 to our condensed consolidated financial statements. We intend to use the remaining net proceeds resulting from the exercise of the Over-Allotment Option for working capital and general corporate purposes.

Cash, Cash Equivalents and Investments

	June 30, 2014	December 31, 2013	2014 Compared to 2013
	(In thousands)
Cash, cash equivalents and investments	$1,796,074	$1,590,416	$205,658
The increase in Cash, cash equivalents and investments when comparing June 30, 2014 to December 31, 2013, is primarily due to proceeds from the issuance of convertible senior notes of $1.42 billion, cash provided by our operating activities of $491.4 million and proceeds from the issuance of warrants of $101.8 million, partially offset by cash paid for stock repurchases of $1.50 billion, the purchase of hedges on the convertible senior notes of $184.3 million, purchases of property and equipment of $67.1 million and cash paid for acquisitions, net of cash acquired, of $41.3 million. As of June 30, 2014, $1.30 billion of the $1.80 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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

Corporate Securities
(In thousands)
Balance at December 31, 2013	$10,291
Purchases of Level 3 securities	1,300
Proceeds received on Level 3 securities	(7,875)
Total realized losses included in earnings	2,875
Balance at June 30, 2014	$6,591
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three and six months ended June 30, 2014, certain cost method investments with a combined carrying value of $3.2 million were determined to be impaired and were written down to zero. The impairment charge is included in Other income (expense), net in the accompanying condensed consolidated financial statements. In determining the fair value of cost method investments, we considered many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
Accounts Receivable, Net

	June 30, 2014	December 31, 2013	2014 Compared to 2013
	(In thousands)
Accounts receivable	$511,495	$660,175	$(148,680)
Allowance for returns	(1,088)	(2,062)	974
Allowance for doubtful accounts	(3,998)	(3,292)	(706)
Accounts receivable, net	$506,409	$654,821	$(148,412)
The decrease in Accounts receivable, net, when comparing June 30, 2014 to December 31, 2013 was primarily due to increased collections during the six months ended June 30, 2014 on higher sales in the fourth quarter of 2013. The activity in our Allowance for returns was comprised primarily of $2.2 million in credits issued for returns during the six month period ended June 30, 2014, partially offset by $1.2 million of provisions for returns recorded during the six month period ended June 30, 2014. The activity in our Allowance for doubtful accounts was comprised primarily of $1.3 million in additional provisions for doubtful accounts during the six month period ended June 30, 2014, partially offset by $0.6 million of uncollectible accounts written off, net of recoveries during the six month period ended June 30, 2014. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $5.4 billion, of which $1.5 billion was approved in April 2014. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At June 30, 2014, approximately $428.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
In April 2014, in connection with the $1.5 billion increase in repurchase authority granted to us under our ongoing stock repurchase program, we used approximately $101.0 million to purchase 1.7 million shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the Convertible Notes offering discussed above, and an additional $1.4 billion to purchase additional shares of our common stock through our ASR with Citibank. On April 30, 2014, under the ASR agreement, we paid approximately $1.4 billion to Citibank and received approximately 19.2 million shares of our common stock. The total number of shares of our common stock that we will repurchase under the ASR agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreement, less a discount. At settlement, Citibank may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may be required to deliver shares of our common stock or make a cash payment to Citibank. Final settlement of the ASR agreement is expected to be completed by the end of December 2014, although the settlement may be accelerated at Citibank’s option. See Note 10 to our condensed consolidated financial statements for detailed information on our Convertible Notes offering and the transactions related thereto, including the ASR.
During the three and six months ended June 30, 2014, we had no open market purchases, other than under the ASR.
During the three months ended June 30, 2013, we expended approximately $39.7 million on open market purchases, repurchasing 614,750 shares of outstanding common stock at an average price of $64.53. During the six months ended June 30, 2013, we expended approximately $101.0 million on open market purchases, repurchasing 1,475,250 shares of outstanding common stock at an average price of $68.49.
Shares for Tax Withholding
During the three months ended June 30, 2014, we withheld 26,460 shares from stock units that vested, totaling $1.6 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2014, we withheld 394,770 shares from stock units that vested, totaling $22.8 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
During the three months ended June 30, 2013, we withheld 23,796 shares from stock units that vested, totaling $1.6 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2013, we withheld 346,334 shares from stock units that vested, totaling $24.8 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.

Contractual Obligations and Off-Balance Sheet Arrangement
Contractual Obligations
We have certain contractual obligations that are recorded as liabilities in our condensed consolidated financial statements. Other items, such as operating lease obligations, are not recognized as liabilities in our condensed consolidated financial statements, but are required to be disclosed in the notes to our condensed consolidated financial statements.

The following table summarizes our significant contractual obligations at June 30, 2014 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our condensed consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$425,900	$33,127	$142,767	$100,154	$149,852
Convertible senior notes(1)	1,437,500	—	—	1,437,500
Purchase obligations(2)	34,579	34,579	—	—	—
Total contractual obligations(3)	$1,897,979	$67,706	$142,767	$1,537,654	$149,852

(1)
During the second quarter of 2014, we completed a private placement of $1.44 billion principal amount of 0.500% Convertible Senior Notes due 2019. The amount above represents the principal balance to be repaid. See Note 10 to our condensed consolidated financial statements for detailed information on the Convertible Notes offering and the transactions related thereto.

(2)
Purchase obligations represent non-cancelable commitments to purchase inventory ordered before June 30, 2014 of approximately $19.7 million and a contingent obligation to purchase inventory, which is based on amount of usage, of approximately $18.1 million.

(3)
Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $59.9 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 13 to our condensed consolidated financial statements.

As of June 30, 2014, we did not have any individually material capital lease obligations or other material long-term commitments reflected on our condensed consolidated balance sheets.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended June 30, 2014 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2014, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In April 2014, John Calma, ostensibly on behalf of Citrix, filed a shareholder derivative complaint against certain of our directors (and Citrix as a nominal defendant) in the Court of Chancery of the State of Delaware. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment related to stock awards that they received under our director compensation program. The complaint seeks the recovery of monetary damages and other relief for damages allegedly caused to Citrix. We believe that our directors and Citrix have meritorious defenses to these allegations and that it is not reasonably possible that the ultimate outcome of this suit will materially and adversely affect our business, financial condition, results of operations or cash flows.
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
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $5.4 billion, of which $1.5 billion was approved in April 2014. The objective of the stock repurchase program is to improve stockholders’ returns. At June 30, 2014, approximately $428.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended June 30, 2014:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (In thousands) (2)(3)
April 1, 2014 through April 30, 2014	20,876,421	$58.50	20,871,239	$428,286
May 1, 2014 through May 31, 2014	15,637	60.37	—	428,286
June 1, 2014 through June 30, 2014	5,641	60.87	—	428,286
Total	20,897,699		20,871,239	428,286

(1)
Represents 19.2 million shares acquired under our ASR, 1.7 million shares acquired in privately negotiated transactions and 26,460 shares withheld from stock units that vested in the second quarter of 2014 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We utilized approximately $1.2 billion during the quarter ended June 30, 2014 for repurchases of our common stock, including approximately $1.1 billion under our ASR. For more information see the paragraph below and Note 14 to our condensed consolidated financial statements.

(2)
Shares withheld from stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of stock units do not deplete the dollar amount available for purchases under the repurchase program.

(3)	The remaining authority amount excludes an upfront payment of $280.0 million paid to Citibank related to the ASR under which no shares were delivered during the quarter ended June 30, 2014.
In April 2014, in connection with the $1.5 billion increase in repurchase authority granted to us under our ongoing stock repurchase program, we used approximately $101.0 million to purchase 1.7 million shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the Convertible Notes offering discussed above, and an additional $1.4 billion to purchase additional shares of our common stock through our ASR with Citibank. On April 30, 2014, under the ASR agreement, we paid approximately $1.4 billion to Citibank and received approximately 19.2 million shares of our common stock. The total number of shares that we will repurchase under the ASR agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreement, less a discount. At settlement, Citibank may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may be required to deliver shares of our common stock or make a cash payment to Citibank. Final settlement of the ASR agreement is expected to be completed by the end of December 2014, although the settlement may be accelerated at Citibank’s option. See Note 10 to our condensed consolidated financial statements for detailed information on our Convertible Notes offering and the transactions related thereto, including the ASR.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that Murray J. Demo and Godfrey R. Sullivan, members of our Board of Directors, and Christopher Hylen, our Senior Vice President and General Manager, SaaS Division, each entered into a new trading plan in the second quarter of 2014 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

4.1
Indenture, dated as of April 30, 2014, between Citrix Systems, Inc. and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2014)

4.2	Form of 0.500% Convertible Senior Notes due 2019 (included in Exhibit 4.1)

10.1
Form of Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.2
Form of Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.3
Form of Additional Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.4
Form of Additional Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.5
Master Confirmation between Citibank, N.A. and Citrix Systems, Inc., dated April 25, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.6*	Citrix Systems, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2014)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Furnished herewith.
*	Indicates a management contract or a compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of August 2014.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1
Indenture, dated as of April 30, 2014, between Citrix Systems, Inc. and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2014)

4.2	Form of 0.500% Convertible Senior Notes due 2019 (included in Exhibit 4.1)

10.1
Form of Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.2
Form of Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.3
Form of Additional Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.4
Form of Additional Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.5
Master Confirmation between Citibank, N.A. and Citrix Systems, Inc., dated April 25, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.6*	Citrix Systems, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2014)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Furnished herewith.
*	Indicates a management contract or a compensatory plan, contract or arrangement.