Form 10-Q
period 2014-09-30
CITRIX SYSTEMS INC
filed 2014-11-04
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2014 there were 160,970,724 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2014

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$242,787	$280,740
Short-term investments, available-for-sale	504,436	453,976
Accounts receivable, net of allowances of $4,954 and $5,354 at September 30, 2014 and December 31, 2013, respectively	465,558	654,821
Inventories, net	16,483	14,107
Prepaid expenses and other current assets	164,877	110,981
Current portion of deferred tax assets, net	50,569	48,470
Total current assets	1,444,710	1,563,095
Long-term investments, available-for-sale	1,073,232	855,700
Property and equipment, net	353,720	338,996
Goodwill	1,782,645	1,768,949
Other intangible assets, net	414,751	509,595
Long-term portion of deferred tax assets, net	94,021	115,418
Other assets	68,398	60,496
	$5,231,477	$5,212,249
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$85,802	$78,452
Accrued expenses and other current liabilities	286,689	257,606
Income taxes payable	2,497	29,322
Current portion of deferred revenues	1,087,459	1,098,681
Total current liabilities	1,462,447	1,464,061
Long-term portion of deferred revenues	316,097	313,059
Convertible notes	1,285,092	—
Other liabilities	71,503	115,322
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 294,141 and 291,078 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	294	291
Additional paid-in capital	3,968,544	3,974,297
Retained earnings	3,060,036	2,903,541
Accumulated other comprehensive (loss) income	(20,499)	4,951
	7,008,375	6,883,080
Less - common stock in treasury, at cost (130,566 and 107,789 shares at September 30, 2014 and December 31, 2013, respectively)	(4,912,037)	(3,563,273)
Total stockholders' equity	2,096,338	3,319,807
	$5,231,477	$5,212,249
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share information)
Revenues:
Product and licenses	$193,153	$201,443	$632,369	$621,741
Software as a service	165,253	148,179	483,164	429,603
License updates and maintenance	358,266	329,384	1,049,065	968,017
Professional services	42,322	33,725	126,775	96,653
Total net revenues	758,994	712,731	2,291,373	2,116,014
Cost of net revenues:
Cost of product and license revenues	24,045	26,971	88,144	84,465
Cost of services and maintenance revenues	87,981	72,632	254,763	208,241
Amortization of product related intangible assets	23,959	24,330	102,660	73,381
Total cost of net revenues	135,985	123,933	445,567	366,087
Gross margin	623,009	588,798	1,845,806	1,749,927
Operating expenses:
Research and development	137,877	127,049	411,870	389,840
Sales, marketing and services	318,252	300,416	956,287	915,194
General and administrative	95,203	63,580	242,606	193,708
Amortization of other intangible assets	9,956	10,386	32,855	31,322
Restructuring	3,124	—	17,285	—
Total operating expenses	564,412	501,431	1,660,903	1,530,064
Income from operations	58,597	87,367	184,903	219,863
Interest income	2,411	2,079	6,705	6,062
Interest expense	10,551	41	17,601	102
Other (expense) income, net	(2,235)	1,400	(6,002)	49
Income before income taxes	48,222	90,805	168,005	225,872
Income tax expense	690	14,075	11,510	24,993
Net income	$47,532	$76,730	$156,495	$200,879
Earnings per share:
Basic	$0.29	$0.41	$0.91	$1.07
Diluted	$0.29	$0.41	$0.90	$1.06
Weighted average shares outstanding:
Basic	164,229	187,459	172,622	187,120
Diluted	165,713	188,980	174,023	188,830

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Net income	$47,532	$76,730	$156,495	$200,879
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(12,890)	6,928	(15,617)	4,099
Available for sale securities:
Change in net unrealized gains	(911)	1,623	(182)	(1,470)
Less: reclassification adjustment for net (gains) losses included in net income	(96)	44	(961)	13
Net change (net of tax effect)	(1,007)	1,667	(1,143)	(1,457)
Loss on pension liability	(45)	—	(45)	(334)
Cash flow hedges:
Change in unrealized gains	(6,809)	3,896	(4,197)	(1,399)
Less: reclassification adjustment for net (gains) losses included in net income	(1,500)	1,262	(4,448)	3,574
Net change (net of tax effect)	(8,309)	5,158	(8,645)	2,175
Other comprehensive (loss) income	(22,251)	13,753	(25,450)	4,483
Comprehensive income	$25,281	$90,483	$131,045	$205,362

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Operating Activities
Net income	$156,495	$200,879
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	135,515	104,703
Depreciation and amortization of property and equipment	101,301	93,939
Amortization of debt discount and transaction costs	14,504	—
Stock-based compensation expense	128,440	137,306
Loss (gain) on investments	2,688	(2,298)
Provision for doubtful accounts	2,087	1,267
Provision for product returns	2,603	3,471
Provision for inventory	1,966	1,529
Excess tax benefit from stock-based compensation	(5,122)	(16,285)
Deferred income tax benefit	(25,114)	(43,203)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	825	3,181
Other non-cash items	378	374
Total adjustments to reconcile net income to net cash provided by operating activities	360,071	283,984
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	182,542	182,039
Inventories	(4,342)	(3,088)
Prepaid expenses and other current assets	(5,763)	(7,510)
Other assets	1,651	4,841
Income taxes, net	(87,180)	(29,688)
Accounts payable	7,526	(4,949)
Accrued expenses and other current liabilities	53,846	10,783
Deferred revenues	(8,183)	59,891
Other liabilities	(1,113)	1,467
Total changes in operating assets and liabilities, net of the effects of acquisitions	138,984	213,786
Net cash provided by operating activities	655,550	698,649
Investing Activities
Purchases of available-for-sale investments	(1,891,045)	(1,427,698)
Proceeds from sales of available-for-sale investments	1,342,500	486,822
Proceeds from maturities of available-for-sale investments	282,711	409,556
Purchases of property and equipment	(115,442)	(126,610)
Proceeds related to cost method investments	3,907	2,811
Purchases of cost method investments	(2,823)	(5,095)
Cash paid for acquisitions, net of cash acquired	(43,342)	(329,343)
Cash paid for licensing agreements and product related intangible assets	(12,712)	(7,202)
Net cash used in investing activities	(436,246)	(996,759)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	38,674	68,570
Proceeds from issuance of convertible notes, net of issuance costs	1,415,717	—
Purchase of convertible note hedges	(184,288)	—
Proceeds from issuance of warrants	101,775	—
Repayment of acquired debt	(3,766)	—
Excess tax benefit from stock-based compensation	5,122	16,285
Stock repurchases, net	(1,600,986)	(156,334)
Cash paid for tax withholding on vested stock awards	(27,777)	(27,708)
Other	—	912
Net cash used in financing activities	(255,529)	(98,275)
Effect of exchange rate changes on cash and cash equivalents	(1,728)	(751)
Change in cash and cash equivalents	(37,953)	(397,136)
Cash and cash equivalents at beginning of period	280,740	643,609
Cash and cash equivalents at end of period	$242,787	$246,473
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 reflects an adjustment that was previously reported of approximately $17.3 million made to net cash provided by operating activities and net cash used in financing activities.
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
Investments
Short-term and long-term investments as of September 30, 2014 and December 31, 2013 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive (loss) income. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.2 million and $2.1 million at September 30, 2014 and December 31, 2013, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net income	$47,532	$76,730	$156,495	$200,879
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	164,229	187,459	172,622	187,120
Effect of dilutive employee stock awards	1,484	1,521	1,401	1,710
Denominator for diluted earnings per share - weighted-average shares outstanding	165,713	188,980	174,023	188,830
Basic earnings per share	$0.29	$0.41	$0.91	$1.07
Diluted earnings per share	$0.29	$0.41	$0.90	$1.06
Anti-dilutive weighted-average shares from stock awards	2,807	3,286	3,287	3,851

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include the effect of the potential outstanding common stock from the Company's convertible senior notes and warrants. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive.

The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Senior Notes (the "Convertible Notes") on diluted earnings per share, if applicable, as upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of $90.00 per share. For the three and nine months ended September 30, 2014, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 10 to the Company's condensed consolidated financial statements for detailed information on the Convertible Notes offering.

4. ACQUISITIONS
2014 Acquisitions
Framehawk
In January 2014, the Company acquired all of the issued and outstanding securities of Framehawk, Inc. ("Framehawk"). The Framehawk solution, which optimizes the delivery of virtual desktops and applications to mobile devices, was combined with HDX technology in the Citrix XenApp and XenDesktop products to deliver an improved user experience under adverse network conditions. The total consideration for this transaction was approximately $24.2 million, net of $0.2 million of cash acquired, and was paid in cash. This business became part of the Company's Enterprise and Service Provider division. The Company continues to evaluate certain income tax assets and liabilities related to this acquisition. Transaction costs associated with the acquisition were not significant.
2014 Other Acquisition
During the second quarter of 2014, the Company acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $17.2 million, net of $0.8 million of cash acquired. This business became part of the Company's Enterprise and Service Provider division. Transaction costs associated with the acquisition were approximately $0.2 million, all of which the Company expensed during the nine months ended September 30, 2014 and are included in General and administrative expense in the accompanying consolidated statements of income.
Purchase Accounting for the Acquisitions in 2014
The purchase prices for companies acquired during the nine months ended September 30, 2014, which include Framehawk and the 2014 Other Acquisition (collectively, the "2014 Acquisitions"), were allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of the acquisition. The allocation of the total purchase prices are summarized below (in thousands):

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
Subsequent Events
In October 2014, the Company acquired all of the membership interests of RightSignature, LLC. ("RightSignature”). RightSignature will become a part of the Company's SaaS division and provides technology which allows users to e-sign documents within the Documents Cloud. The RightSignature technology will expand the Documents Cloud beyond storage and file transfer to supporting e-signature and approval workflows. The total preliminary consideration for this transaction was approximately $37.5 million, net of $1.5 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were not significant.
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
2013 Other Acquisitions
During the third quarter of 2013, the Company acquired all of the issued and outstanding securities of a privately-held company. The total consideration for this transaction was approximately $5.3 million, net of $2.8 million of cash acquired, and was paid in cash. In addition, the Company was obligated to pay contingent consideration of up to $3.0 million in cash upon the satisfaction of certain milestone achievements, as defined pursuant to the share purchase agreement. This business became part of the Company's SaaS division. In September 2014, the Company paid $2.0 million of the contingent consideration balance based on milestones achieved. The Company is expected to pay the remaining balance of up to $1.0 million if the final milestone is achieved pursuant to the share purchase agreement.
Transaction costs associated with the acquisition were approximately $0.2 million, all of which the Company expensed during the three and nine months ended September 30, 2013 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
During the fourth quarter of 2013, the Company acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.5 million. This business became part of the Company's Enterprise and Service Provider division. Transaction costs associated with the acquisition were approximately $0.2 million, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. No transaction costs were recorded during the three and nine months ended September 30, 2013.

5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	September 30, 2014				December 31, 2013
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$644,491	$1,392	$(539)	$645,344	$453,922	$1,177	$(349)	$454,750
Corporate securities	768,474	540	(822)	768,192	643,360	947	(216)	644,091
Municipal securities	41,263	23	(13)	41,273	53,698	81	(23)	53,756
Government securities	122,851	36	(28)	122,859	156,930	196	(47)	157,079
Total	$1,577,079	$1,991	$(1,402)	$1,577,668	$1,307,910	$2,401	$(635)	$1,309,676
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2014 were approximately six months and three years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three and nine months ended September 30, 2014, the Company received proceeds from the sales of available-for-sale investments of $469.6 million and $1.34 billion, respectively, and for the three and nine months ended September 30, 2013, it received proceeds from the sales of available-for-sale investments of $111.5 million and $486.8 million, respectively.
The Company had realized gains on the sales of available-for-sale investments during the three and nine months ended September 30, 2014 of $0.2 million and $1.4 million, respectively, and for the three and nine months ended September 30, 2013, it had realized gains on the sales of available-for-sale investments of $0.1 million and $0.5 million, respectively.
For the three and nine months ended September 30, 2014, the Company had realized losses on available-for-sale investments of $0.1 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2013, it had realized losses on available-for-sale investments of $0.1 million and $0.4 million, respectively, primarily related to prepayments at par of securities purchased at a premium.
All realized gains and losses related to the sales of available-for-sale investments are included in other (expense) income, net, in the accompanying condensed consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of September 30, 2014 and December 31, 2013 were $1.4 million and $0.6 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $16.2 million and $24.3 million as of September 30, 2014 and December 31, 2013, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. For the three and nine months ended September 30, 2014, certain early-stage entities in which the Company held direct investments were acquired by third parties and as a result of such sale transactions, the Company recorded gains of $1.2 million and $2.7 million, respectively, which were included in Other (expense) income, net in the accompanying condensed consolidated statements of income.

For the three months ended September 30, 2014, no cost method investments were determined to be impaired. For the nine months ended September 30, 2014, the Company determined that certain cost method investments were impaired and recorded a charge of $3.2 million, which was included in Other (expense) income, net in the accompanying condensed consolidated statements of income.
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
Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service (the “Service”) which uses quoted market prices for identical or comparable instruments rather than direct observations of quoted prices in active markets. The Service applies a four level hierarchical pricing methodology to all of the Company’s fixed income securities based on the circumstances. The hierarchy starts with the highest priority pricing source, then subsequently uses inputs obtained from other third-party sources and large custodial institutions. The Service’s providers utilize a variety of inputs to determine their quoted prices. These inputs may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. Substantially all of the Company’s available-for-sale investments are valued utilizing inputs obtained from the Service and accordingly are categorized as Level 2 in the table below. The Company periodically independently assesses the pricing obtained from the Service and historically has not adjusted the Service's pricing as a result of this assessment. Available-for-sale securities are included in Level 3 when relevant observable inputs for a security are not available.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of September 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$230,329	$230,329	$—	$—
Money market funds	11,794	11,794	—	—
Corporate securities	664	—	664	—
Available-for-sale securities:
Agency securities	645,344	—	645,344	—
Corporate securities	768,192	—	762,101	6,091
Municipal securities	41,273	—	41,273	—
Government securities	122,859	—	122,859	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,053	—	2,053	—
Total assets	$1,822,508	$242,123	$1,574,294	$6,091
Accrued expenses and other current liabilities:
Foreign currency derivatives	7,064	—	7,064	—
Total liabilities	$7,064	$—	$7,064	$—

	As of December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$227,528	$227,528	$—	$—
Money market funds	52,823	52,823	—	—
Corporate securities	389	—	389	—
Available-for-sale securities:
Agency securities	454,750	—	454,750	—
Corporate securities	644,091	—	633,800	10,291
Municipal securities	53,756	—	53,756	—
Government securities	157,079	—	157,079	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,952	—	4,952	—
Total assets	$1,595,368	$280,351	$1,304,726	$10,291
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,743	—	1,743	—
Total liabilities	$1,743	$—	$1,743	$—
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

Corporate Securities
(In thousands)
Balance at December 31, 2013	$10,291
Purchases of Level 3 securities	1,300
Proceeds received on Level 3 securities	(7,875)
Total net realized gains included in earnings	2,375
Balance at September 30, 2014	$6,091
During the nine months ended September 30, 2014, one of the early-stage entities in which the Company held convertible debt securities was acquired by a third party and as a result of such sale transaction the Company recorded a gain of $2.9 million, which was included in Other (expense) income, net in the accompanying condensed consolidated statements of income.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the nine months ended September 30, 2014, certain cost method investments with a combined carrying value of $3.2 million were determined to be impaired and were written down to zero. The impairment charge is included in Other (expense) income, net in the accompanying condensed consolidated financial statements. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
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
As of September 30, 2014, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended September 30, 2014, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows:

	Fair Value	Carrying Value
Convertible Senior Notes	$1,566,875	$1,285,092

7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2014, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its 2014 Equity Incentive Plan (the "2014 Plan") and its Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the “2005 ESPP”). In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan and the Amended and Restated 2005 Equity Incentive Plan.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 29,000,000 shares of common stock, which includes the shares of common stock underlying any awards granted under the Registrant’s Amended and Restated 2005 Equity Incentive Plan, as amended, that are forfeited, canceled or otherwise terminated (other than by exercise). Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of September 30, 2014, there were 37,658,450 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2014 Plan to grant 28,392,457 additional stock-based awards.
Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of September 30, 2014, 3,556,973 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $1.3 million and $4.0 million for the three and nine months ended September 30, 2014, respectively, and the Company recorded stock-based compensation costs of $1.1 million and $3.7 million for the three and nine months ended September 30, 2013, respectively.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Income Statement Classifications	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cost of services and maintenance revenues	$673	$617	$1,854	$1,876
Research and development	13,989	15,831	42,102	47,987
Sales, marketing and services	15,073	16,249	46,885	48,910
General and administrative	12,714	13,196	37,599	38,533
Total	$42,449	$45,893	$128,440	$137,306

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
Unrecognized Compensation Related to Stock Units
As of September 30, 2014, the number of all non-vested stock units outstanding, including market performance and service condition awards and service-based awards, and including awards assumed in connection with acquisitions, were 5,144,412. As of September 30, 2014, there was $232.2 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.94 years. See Note 4 for more information regarding the Company's acquisitions.

Stock Options
Stock options granted under the 2014 Plan typically have a five-year life and vest over three years, with 33.3% of the shares underlying the option vesting on the first anniversary of the date of grant and the remainder of the underlying shares vesting in equal monthly installments at a rate of 2.78% thereafter (the "Standard Vesting Rate"). There were no stock options granted during the three and nine months ended September 30, 2014. The Company also assumes stock options from certain of its acquisitions for which the vesting period is typically reset to vest over three years at the Standard Vesting Rate. During the first quarter of 2013, the Company assumed in-the-money options from the Zenprise acquisition. See Note 4 for more information related to acquisitions. The Company used the Black-Scholes option pricing model to determine the fair value of these stock options. The Company determined the expected volatility factor of 0.39 by considering the implied volatility in two-year market-traded options of the Company’s common stock based on third party volatility quotes in accordance with the provisions of SAB No. 107, Share Based Payment. The approximate risk free interest rate of 0.44% was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the Company’s expected terms on stock options. The expected term of 3.35 years was based on the historical employee exercise patterns. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its option pricing model.
The total intrinsic value of options exercised during the three and nine months ended September 30, 2014 was $11.3 million and $31.3 million, respectively, and the total intrinsic value of options exercised during the three and nine months ended September 30, 2013 was $28.7 million and $70.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of September 30, 2014, there was $4.6 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.03 years.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2013. There were no indicators of impairment during the three months ended September 30, 2014. In-process R&D acquired in connection with the Company's acquisitions was not material. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the nine months ended September 30, 2014 (in thousands):

	Balance at January 1, 2014	Additions		Other		Balance at September 30, 2014
Enterprise and Service Provider	$1,402,156	$21,740		$1,896	(2)	$1,425,792
SaaS	366,793	—		(9,940)	(3)	356,853
Consolidated	$1,768,949	$21,740	(1)	$(8,044)		$1,782,645

(1)	Amounts relate to 2014 acquisitions. See Note 4 for more information regarding the Company’s acquisitions.

(2)	Amount relates to adjustments to the preliminary purchase price allocation associated with 2013 acquisitions.

(3)	Amount primarily relates to foreign currency translation.
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

Intangible assets consist of the following (in thousands):

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$654,387	$471,191	$677,509	$428,418
Other	488,026	256,471	482,918	222,414
Total	$1,142,413	$727,662	$1,160,427	$650,832
Amortization of product related intangible assets, which consists primarily of product-related technologies and patents, was $24.0 million and $24.3 million for the three months ended September 30, 2014 and 2013, respectively, and $102.7 million and $73.4 million for the nine months ended September 30, 2014 and 2013, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $10.0 million and $10.4 million for the three months ended September 30, 2014 and 2013, respectively, and $32.9 million and $31.3 million for the nine months ended September 30, 2014 and 2013, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
The Company monitors its intangible assets for indicators of impairment. If the Company determines that an impairment has occurred, it will write-down the intangible asset to its fair value. For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. During the nine months ended September 30, 2014, the Company identified certain definite-lived intangible assets that were impaired within our Enterprise and Service Provider division and recorded non-cash impairment charges of $29.6 million. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. The impairment charge is included in Amortization of product related intangible assets in the accompanying condensed consolidated statements of income.
Estimated future amortization expense of intangible assets with finite lives as of September 30, 2014 is as follows (in thousands):

Year ending December 31,	Amount
2014 (remaining three months)	$29,689
2015	108,854
2016	86,725
2017	59,864
2018	49,944
Thereafter	79,675
Total	414,751

9. SEGMENT INFORMATION
The Enterprise and Service Provider division and SaaS division constitute the Company’s two reportable segments. The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise and Service Provider and SaaS division products. Segment profit for each segment includes certain research and development, sales, marketing and services and general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, charges or benefits related to significant litigation that are not anticipated to be ongoing costs, amortization of product related intangible assets, amortization of other intangible assets, net interest and other (expense) income, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.
Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues:
Enterprise and Service Provider division	$593,741	$564,552	$1,808,209	$1,686,411
SaaS division	165,253	148,179	483,164	429,603
Consolidated	$758,994	$712,731	$2,291,373	$2,116,014
Segment profit:
Enterprise and Service Provider division	$131,409	$134,598	$394,536	$380,445
SaaS division	27,402	33,378	92,333	81,427
Unallocated expenses(1):
Amortization of intangible assets	(33,915)	(34,716)	(135,515)	(104,703)
Patent litigation charge	(20,727)	—	(20,727)	—
Restructuring	(3,124)	—	(17,285)	—
Net interest and other (expense) income, net	(10,374)	3,438	(16,897)	6,009
Stock-based compensation	(42,449)	(45,893)	(128,440)	(137,306)
Consolidated income before income taxes	$48,222	$90,805	$168,005	$225,872

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Revenues by Product Grouping
Revenues by product grouping for the Company’s Enterprise and Service Provider division and SaaS division were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues:
Enterprise and Service Provider division
Mobile and Desktop revenues(1)	$392,875	$380,878	$1,170,103	$1,121,102
Networking and Cloud revenues(2)	155,388	146,474	501,231	458,753
Professional services(3)	42,322	33,725	126,775	96,653
Other	3,156	3,475	10,100	9,903
Total Enterprise and Service Provider division revenues	593,741	564,552	1,808,209	1,686,411
SaaS division revenues	165,253	148,179	483,164	429,603
Total net revenues	$758,994	$712,731	$2,291,373	$2,116,014

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

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues:
Enterprise and Service Provider division
Americas	$318,180	$306,050	$977,166	$925,395
EMEA	202,557	188,220	610,254	553,637
Asia-Pacific	73,004	70,282	220,789	207,379
Total Enterprise and Service Provider division revenues	593,741	564,552	1,808,209	1,686,411
SaaS division
Americas	137,031	124,044	400,580	360,954
EMEA	22,407	18,522	65,780	53,266
Asia-Pacific	5,815	5,613	16,804	15,383
Total SaaS division revenues	165,253	148,179	483,164	429,603
Total net revenues	$758,994	$712,731	$2,291,373	$2,116,014

10. CONVERTIBLE SENIOR NOTES
Convertible Notes Offering
On April 30, 2014, the Company completed a private placement of $1.25 billion principal amount of 0.500% Convertible Notes due 2019. The net proceeds from this offering were approximately $1.23 billion, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. The Company used approximately $71.8 million of the net proceeds to pay the cost of the Initial Bond Hedges described below (after such cost was partially offset by the proceeds to the Company from the Initial Warrant Transactions described below). The Company used the remainder of the net proceeds from the offering and a portion of its existing cash and investments to purchase an aggregate of approximately $1.5 billion of its common stock, as authorized under its share repurchase program. The Company used approximately $101.0 million to purchase shares of common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of common stock through an Accelerated Share Repurchase ("ASR") which the Company entered into with Citibank, N.A. (the “ASR Counterparty”) on April 25, 2014 (the “ASR Agreement”).
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
The Indenture does not contain any financial or maintenance covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by written notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes will become due and payable automatically. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the Convertible Notes. As of September 30, 2014, none of the conditions allowing holders of the Notes to convert had been met.
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
In accounting for the transaction costs related to the Convertible Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the $1.3 billion liability component are being amortized to expense over the term of the Convertible Notes, and issuance costs attributable to the $162.9 million equity component are included along with the equity component in stockholders' equity. Additionally, a deferred tax liability of $8.2 million related to a portion of the equity component transaction costs which are deductible for tax purposes is included in Other liabilities in the accompanying condensed consolidated balance sheets.
The Convertible Notes consist of the following (in thousands):

September 30, 2014
Liability component
Principal	$1,437,500
Less: note discount	(152,408)
Net carrying amount	1,285,092
Equity component *	$162,872
* Recorded in the condensed consolidated balance sheet within additional paid-in capital.

The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Contractual interest expense	$1,797	$2,995
Amortization of debt issuance costs	922	1,533
Amortization of debt discount	7,802	12,971
	$10,521	$17,499
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $120.00 per share. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified as stockholders' equity.
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
11. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of September 30, 2014, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $5.8 million at September 30, 2014 and the total cumulative unrealized gain on cash flow derivative instruments was $2.9 million at December 31, 2013, and is included in Accumulated other comprehensive (loss) income in the accompanying condensed consolidated balance sheets. See Note 12 for more information related to comprehensive income. The net unrealized gain as of September 30, 2014 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.

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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$496	Prepaid expenses and other current assets	$4,559	Accrued expenses and other current liabilities	$6,675	Accrued expenses and other current liabilities	$1,578

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,557	Prepaid expenses and other current assets	$393	Accrued expenses and other current liabilities	$389	Accrued expenses and other current liabilities	$165
The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss)/Gain Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income (Effective Portion)
	2014	2013		2014	2013
Foreign currency forward contracts	$(8,309)	$5,158	Operating expenses	$1,500	$(1,262)

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income (Effective Portion)
	2014	2013		2014	2013
Foreign currency forward contracts	$(8,645)	$2,175	Operating expenses	$4,448	$(3,574)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2014	2013
Foreign currency forward contracts	Other (expense) income, net	$2,626	$264

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2014	2013
Foreign currency forward contracts	Other (expense) income, net	$1,064	$1,991
Outstanding Foreign Currency Forward Contracts
As of September 30, 2014, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 8,067
Pounds Sterling	GBP 24,700
Canadian Dollar	CAD 6,632
Chinese Yuan Renminbi	CNY 84,500
Danish Krone	DKK 9,900
Euro	EUR 24,814
Hong Kong Dollar	HKD 49,348
Indian Rupee	INR 854,284
Japanese Yen	JPY 285,522
New Zealand Dollar	NZD 300
Singapore Dollar	SGD 12,300
Swiss Franc	CHF 21,050
12. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive (loss) income by component, net of tax, are as follows:

	Foreign currency	Unrealized gain (loss) on available-for-sale securities	Unrealized gain (loss) on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2013	$5,458	$1,238	$2,852	$(4,597)	$4,951
Other comprehensive loss before reclassifications	(15,617)	(182)	(4,197)	(45)	(20,041)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(961)	(4,448)	—	(5,409)
Net current period other comprehensive loss	(15,617)	(1,143)	(8,645)	(45)	(25,450)
Balance at September 30, 2014	$(10,159)	$95	$(5,793)	$(4,642)	$(20,499)
Income tax expense or benefit allocated to each component of other comprehensive (loss) income is not material.
Reclassifications out of Accumulated other comprehensive (loss) income are as follows:

	For the Three Months Ended September 30, 2014
	(In thousands)
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$96	Other (expense) income, net
Unrealized net gains on cash flow hedges	1,500	Operating expenses *
	$1,596

	For the Nine Months Ended September 30, 2014
	(In thousands)
Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$961	Other (expense) income, net
Unrealized net gains on cash flow hedges	4,448	Operating expenses *
	$5,409
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
13. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $61.3 million and $63.8 million as of September 30, 2014 and December 31, 2013, respectively. All amounts included in the balance at September 30, 2014 for tax positions would affect the annual effective tax rate. The Company has $0.6 million accrued for the payment of interest and penalties as of September 30, 2014.
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
The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At September 30, 2014, the Company had approximately $140.4 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.

The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 1.4% and 15.5% for the three months ended September 30, 2014 and 2013, respectively and 6.9% and 11.1% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2014 to the three months ended September 30, 2013 was primarily due to the change in the combination of income between the Company's U.S. and foreign operations. The decrease in the effective tax rate when comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013 was primarily due to the impact of the IRS settlement for the tax years 2009 and 2010 that closed during the three months ended June 30, 2014.
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under the new standard, the Company's unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted this standard on January 1, 2014, and as of September 30, 2014 the Company is offsetting unrecognized tax benefits of $1.7 million against short-term deferred tax assets and $28.7 million against long-term deferred tax assets.
The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States.
14. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $5.4 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2014, approximately $328.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the second quarter of 2014, the Company used a portion of the net proceeds from the Convertible Notes offering and existing cash and investments to repurchase an aggregate of approximately $1.5 billion of its common stock as authorized under the stock repurchase program. Of this $1.5 billion, the Company used approximately $101.0 million to purchase 1.7 million shares from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of common stock under the ASR Agreement. The Company paid $1.4 billion to the ASR Counterparty under the ASR Agreement and received approximately 19.2 million shares of its common stock from the ASR Counterparty, which represents 80 percent of the shares pursuant to the ASR agreement. The total number of shares of common stock that the Company will repurchase under the ASR Agreement will be based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR Agreement, less a discount. In October 2014, the ASR Counterparty elected to accelerate the ASR Agreement. Accordingly, the Company received delivery of 2,630,333 shares of its common stock in October 2014 in final settlement of the ASR Agreement.
During the three and nine months ended September 30, 2014, the Company expended approximately $99.9 million on open market purchases under the stock repurchase program, repurchasing 1,434,400 shares of outstanding common stock at an average price of $69.71.
During the three months ended September 30, 2013, the Company expended approximately $55.3 million on open market purchases under the stock repurchase program, repurchasing 764,800 shares of outstanding common stock at an average price of $72.30. During the nine months ended September 30, 2013, the Company expended approximately $156.3 million on open market purchases, repurchasing 2,240,050 shares of outstanding common stock at an average price of $69.79.

Shares for Tax Withholding
During the three months ended September 30, 2014, the Company withheld 75,797 shares from stock units that vested, totaling $4.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2014, the Company withheld 470,567 shares from stock units that vested, totaling $27.8 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
In April 2008, SSL Services, LLC (“SSL Services”) filed a suit for patent infringement against the Company in the United States District Court for the Eastern District of Texas (the “SSL Matter”). SSL Services alleged that the Company infringed U.S. Patent Nos. 6,061,796 (the “'796 patent”) and 6,158,011 (the “'011 patent”). The Company denied infringement and asserted that the patents-in-suit were invalid. A jury trial was held on SSL Services' claims, and in June 2012, the jury found that the Company does not infringe the '796 patent and found that the Company willfully infringes the '011 patent through the sale and use of certain products. The jury awarded SSL Services $10.0 million. In September 2012, the court issued a final judgment confirming the jury award of $10.0 million in damages and added $5.0 million in enhanced damages and approximately $5.0 million in prejudgment interest on the damages award. In October 2014, the Federal Circuit Court of Appeals affirmed the district court’s judgment in all material respects. Accordingly, for the three and nine months ended September 30, 2014, the Company recorded an accrual for estimated damages and related interest of approximately $20.7 million, which is included in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets and General and administrative expense in the accompanying condensed consolidated statements of income.
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
16. RESTRUCTURING
During the first quarter of 2014, the Company announced the implementation of the 2014 Restructuring Program to better align resources to strategic initiatives. As a result, the Company reduced its headcount by approximately 265 full-time positions. It is anticipated the total severance and related costs of these actions will be in the range of $19.0 million to $22.0 million, which is expected to be completed by the end of 2014.
Restructuring charges related to the reduction of the Company's headcount by segment consists of the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Enterprise and Service Provider division	$3,122	$11,093
SaaS division	2	6,192
Total restructuring charges	$3,124	$17,285
Restructuring accruals
The activity in the Company’s restructuring accruals for the nine months ended September 30, 2014 is summarized as follows (in thousands):

Total
Balance at January 1, 2014	$—
Employee severance and related costs	17,285
Payments	(14,317)
Balance at September 30, 2014	$2,968

As of September 30, 2014, the $3.0 million in outstanding restructuring liability primarily relates to employee severance and related costs.

As of September 30, 2014, restructuring accruals by segment consisted of the following (in thousands):

Total
Enterprise and Service Provider division	$2,968
SaaS division	—
Total restructuring charges	$2,968

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
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, research and development, offerings of products and services, market positioning and opportunities, headcount, customer demand, distribution and sales channels, financial information and results of operations for future periods, other (expense) income, net, product and price competition, strategy and growth initiatives, seasonal factors, restructuring activities, international operations and expansion, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, tax rates, the expected benefits of acquisitions, changes in domestic and foreign economic conditions and credit markets, liquidity and debt obligations, share repurchase activity, litigation and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2014. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
Executive Summary
We believe our approach is unique in the market because we have combined innovative technologies into solutions that enable and power business mobility. Our technologies mobilize desktops, apps, data and people to help our customers drive business value. Our Mobile and Desktop products are leaders in the area of desktop and app management, including Desktop and Application Virtualization products, marketed as XenDesktop and XenApp and mobile device management, or MDM, and mobile application management, including our XenMobile products. Our Networking and Cloud products also offer customers a value-added approach to building and delivering cloud services to end-users. These products allow our customers to deliver IT services to users with increased performance, security and reliability, and our Cloud Platform products allow our customers to build scalable and reliable private and public cloud computing environments. We believe this combination of products allows us to deliver a comprehensive end-to-end mobile workspace solution; and one that we believe, when considered as a whole, is competitively differentiated by its feature set and interoperability. Additionally, our SaaS-delivered mobile applications (Communications and Documents Cloud products), enable collaboration, data sharing and data synchronization across a diverse mix of devices. These products are marketed as both individual services and as integrated platform components within other solutions.

In today’s business environment there is a sharp focus on IT products and services that can reduce costs and deliver a quick, tangible return on investment, or ROI. We are focused on helping our customers simplify the management and delivery of their IT infrastructure, increase business flexibility and deliver ROI by offering a simpler more flexible approach to computing.
In 2014, we continued to see an uneven spending environment in markets around the world and encountered hesitancy on the part of customers in initiating large capital projects. In addition, we introduced new product offerings within our Desktop and Application Virtualization business. These offerings are focused on simplifying the installation and management process while delivering new capabilities to enhance the user experience for audio, video and graphics. Although we expect a multi-year product cycle from these offerings, we have experienced longer than normal customer evaluations of these solutions, causing longer than anticipated sales-cycles. In the Cloud Networking business, investments that we have been making in increasing go-to-market coverage has led to growth which partially offsets the results in our Desktop and Application Virtualization business.
We believe that continued economic uncertainty and the transition of computing and legacy platforms to mobile, cloud, SaaS and social solutions may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition.
We are focused on helping our customers embrace business mobility - powering mobile works-styles and cloud services that can be delivered securely, seamlessly and with a high quality user experience. We plan to sustain the long-term growth of our businesses around the world by expanding our go-to-market reach and direct customer touch, while investing in product innovation and improving integration across our product portfolio to drive simplicity, competitive differentiation and greater ROI for our customers.
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
In October 2014, the Federal Circuit Court of Appeals affirmed the district court’s judgment in the SSL Matter in all material respects. Accordingly, for the three and nine months ended September 30, 2014, we recorded an accrual for estimated damages and related interest of approximately $20.7 million, which is included in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets and General and administrative expense in the accompanying condensed consolidated statements of income.
Further, in order to operate more efficiently, we announced the implementation of the 2014 Restructuring Program to better align resource allocation with our strategic imperatives. The 2014 Restructuring Program includes steps to reduce our headcount and since inception we have eliminated approximately 265 full-time positions. During the nine months ended September 30, 2014, we incurred pre-tax charges of $17.3 million related to employee severance and related costs. We expect to incur additional charges related to further headcount reductions in the fourth quarter of 2014 in connection with the 2014 Restructuring Program.
Summary of Results
For the three months ended September 30, 2014 compared to the three months ended September 30, 2013, a summary of our results included:

•	Product and licenses revenue decreased 4.1% to $193.2 million;

•	Software as a service revenue increased 11.5% to $165.3 million;

•	License updates and maintenance revenue increased 8.8% to $358.3 million;

•	Professional services revenue increased 25.5% to $42.3 million;

•	Gross margin as a percentage of revenue decreased 0.5% to 82.1%;

•	Operating income decreased 32.9% to $58.6 million; and

•	Diluted net income per share decreased 29.4% to $0.29.
The decrease in our Product and licenses revenue was driven by lower sales of our Mobile and Desktop products, primarily XenDesktop, partially offset by higher sales of our Networking and Cloud products, led by NetScaler. Our Software as a service revenue increased primarily due to increased sales of our Communications and Documents Cloud products, led by GoToMeeting. The increase in License updates and maintenance revenue was driven by increased sales of maintenance and support across all of our Enterprise and Service Provider products and increased renewals of our Subscription Advantage product. The increase in Professional services revenue was primarily due to increased sales of product training and certification related to our Enterprise and Service Provider products. We currently target total revenue to increase when comparing the fourth quarter of 2014 to the fourth quarter of 2013. In addition, when comparing the 2014 fiscal year to the 2013 fiscal year, we target total revenue to increase. The decrease in gross margin when comparing the third quarter of 2014 to the third quarter of 2013 was not significant. We currently target a slight decline in gross margin when comparing the fourth quarter of 2014 to the fourth quarter of 2013. The decrease in operating income and diluted net income per share when comparing the third quarter of 2014 to the third quarter of 2013 was primarily due to the charge related to previously disclosed patent litigation and restructuring costs incurred related to the 2014 Restructuring Program. Also contributing to the decrease in diluted net income per share was an increase in interest expense related to the convertible notes offering. Partially offsetting the decrease in diluted net income per share was the impact of share repurchases during the second quarter of 2014, which reduced our weighted-average shares outstanding.
2014 Acquisitions
On January 8, 2014, we acquired all of the issued and outstanding securities of Framehawk, Inc., or Framehawk. The Framehawk solution optimizes the delivery of virtual desktops and applications to mobile devices and was combined with HDX technology in the Citrix XenApp and XenDesktop products to deliver an improved user experience under adverse network conditions. The total consideration for this transaction was approximately $24.2 million, net of $0.2 million of cash acquired, and was paid in cash. We recorded approximately $14.6 million of goodwill, which is not deductible for tax purposes, and acquired $29.2 million in assets including $14.0 million of identifiable product related intangible assets with a useful life of 7.0 years. We continue to evaluate certain income tax assets and liabilities related to this acquisition. Transaction costs associated with the acquisition were not significant.
During the second quarter of 2014, we acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $17.2 million, net of $0.8 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.2 million, all of which we expensed during the nine months ended September 30, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
Subsequent Events
In October 2014, we acquired all of the membership interests of RightSignature, LLC, or RightSignature. RightSignature will become part of our SaaS division and provides technology which allows users to e-sign documents within the Documents Cloud. The RighSignature technology will expand the Documents Cloud beyond storage and file transfer to supporting e-signature and approval workflows. The total preliminary consideration for this transaction was approximately $37.5 million, net of $1.5 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were not significant.
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
2013 Other Acquisitions
During the third quarter of 2013, we acquired all of the issued and outstanding securities of a privately-held company. The total consideration for this transaction was approximately $5.3 million, net of $2.8 million of cash acquired and was paid in cash. We will pay contingent consideration of up to $3.0 million in cash upon the satisfaction of certain milestone achievements, as defined pursuant to the share purchase agreement. This business became part of our SaaS division. In September 2014, we paid $2.0 million of the contingent consideration balance based on milestones achieved. We are expected to pay the remaining balance of up to $1.0 million if the final milestone is achieved pursuant to the share purchase agreement.
Transaction costs associated with the acquisition were approximately $0.2 million, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. No transaction costs were recorded for this transaction during the three and nine months ended September 30, 2014 and 2013.

During the fourth quarter of 2013, we acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.5 million. This business became part of our Enterprise and Service Provider division. Transaction costs associated with the acquisition were approximately $0.2 million, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. No transaction costs were recorded for this transaction during the three and nine months ended September 30, 2013.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2014	September 30, 2014
	2014	2013	2014	2013	vs. September 30, 2013	vs. September 30, 2013
Revenues:
Product and licenses	$193,153	$201,443	$632,369	$621,741	(4.1)%	1.7%
Software as a service	165,253	148,179	483,164	429,603	11.5	12.5
License updates and maintenance	358,266	329,384	1,049,065	968,017	8.8	8.4
Professional services	42,322	33,725	126,775	96,653	25.5	31.2
Total net revenues	758,994	712,731	2,291,373	2,116,014	6.5	8.3
Cost of net revenues:
Cost of product and license revenues	24,045	26,971	88,144	84,465	(10.8)	4.4
Cost of services and maintenance revenues	87,981	72,632	254,763	208,241	21.1	22.3
Amortization of product related intangible assets	23,959	24,330	102,660	73,381	(1.5)	39.9
Total cost of net revenues	135,985	123,933	445,567	366,087	9.7	21.7
Gross margin	623,009	588,798	1,845,806	1,749,927	5.8	5.5
Operating expenses:
Research and development	137,877	127,049	411,870	389,840	8.5	5.7
Sales, marketing and services	318,252	300,416	956,287	915,194	5.9	4.5
General and administrative	95,203	63,580	242,606	193,708	49.7	25.2
Amortization of other intangible assets	9,956	10,386	32,855	31,322	(4.1)	4.9
Restructuring	3,124	—	17,285	—	*	*
Total operating expenses	564,412	501,431	1,660,903	1,530,064	12.6	8.6
Income from operations	58,597	87,367	184,903	219,863	(32.9)	(15.9)
Interest income	2,411	2,079	6,705	6,062	16.0	10.6
Interest expense	10,551	41	17,601	102	*	*
Other (expense) income, net	(2,235)	1,400	(6,002)	49	*	*
Income before income taxes	48,222	90,805	168,005	225,872	(46.9)	(25.6)
Income tax expense	690	14,075	11,510	24,993	(95.1)	(53.9)
Net income	$47,532	$76,730	$156,495	$200,879	(38.1)	(22.1)

*	not meaningful

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

•	Our maintenance fees, which include technical support and hardware and software maintenance, and which are recognized ratably over the contract term.
Professional services are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.
Our SaaS revenues, which are recognized ratably over the contractual term, consist of fees related to our SaaS products including:

•	Communications Cloud products, which primarily include GoToMeeting, GoToWebinar and GoToTraining;

•	Documents Cloud products, which primarily include ShareFile;

•	Remote Access product, GoToMyPC; and

•	Remote IT Support products, which primarily include GoToAssist.

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2014	September 30, 2014
	2014	2013	2014	2013	vs. September 30, 2013	vs. September 30, 2013
	(In thousands)
Product and licenses	$193,153	$201,443	$632,369	$621,741	$(8,290)	$10,628
Software as a service	165,253	148,179	483,164	429,603	17,074	53,561
License updates and maintenance	358,266	329,384	1,049,065	968,017	28,882	81,048
Professional services	42,322	33,725	126,775	96,653	8,597	30,122
Total net revenues	$758,994	$712,731	$2,291,373	$2,116,014	$46,263	$175,359
Product and Licenses
The decrease in Product and licenses revenue for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily due to lower sales of our Mobile and Desktop products of $11.7 million, primarily XenDesktop, partially offset by increased sales of our Networking and Cloud products of $3.7 million, led by NetScaler. The increase in Product and licenses revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily due to increased sales of our Networking and Cloud products of $35.6 million, led by NetScaler, partially offset by a decrease in sales of our Mobile and Desktop products of $25.4 million, primarily XenApp and XenDesktop. These Product and licenses revenue results were primarily due to the factors discussed in the

Executive Summary Overview above. We currently target Product and licenses revenue to remain consistent when comparing the fourth quarter of 2014 to the fourth quarter of 2013.
Software as a Service
Software as a service revenue increased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to increased sales of our Communications Cloud products of $11.5 million, led by GoToMeeting, and increased sales of our Documents Cloud products of $5.9 million. Software as a service revenue increased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to increased sales of our Communications Cloud products of $37.6 million, led by GoToMeeting, and increased sales of our Documents Cloud products of $16.2 million. We currently target Software as a service revenue to increase when comparing the fourth quarter of 2014 to the fourth quarter of 2013.
License Updates and Maintenance
License updates and maintenance revenue increased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to an increase in maintenance revenues of $16.1 million, primarily driven by increased sales of maintenance and support contracts across our Enterprise and Service Provider division's products and an increase in renewals of our Subscription Advantage product of $10.1 million. License updates and maintenance revenue increased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to an increase in maintenance revenues of $48.6 million, primarily driven by increased sales of maintenance and support contracts across all of our Enterprise and Service Provider division's products and an increase in renewals of our Subscription Advantage product of $35.2 million. We currently target License updates and maintenance revenue to increase when comparing the fourth quarter of 2014 to the fourth quarter of 2013.
Professional Services
The increase in Professional services revenue when comparing the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013 was primarily due to increased sales of product training and certification related to our Enterprise and Service Provider products. We currently target Professional services revenue to be consistent when comparing the fourth quarter of 2014 to the fourth quarter of 2013 in line with Product and licenses revenue described above.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance contracts for our software and hardware products. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. Deferred revenues decreased approximately $8.2 million as of September 30, 2014 compared to December 31, 2013 primarily due to a net decrease in sales of our license updates and software maintenance offerings of $21.3 million, partially offset by an increase related to our support contracts of $8.2 million and increased sales of our SaaS products of $6.9 million. We currently anticipate that deferred revenues will increase in the fourth quarter of 2014.
International Revenues
International revenues (sales outside the United States) accounted for approximately 44.7% of our net revenues for the three months ended September 30, 2014 and September 30, 2013. International revenues (sales outside the United States) accounted for approximately 44.5% of our net revenues for the nine months ended September 30, 2014 and 44.6% of our net revenues for the nine months ended September 30, 2013. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.
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

An analysis of our reportable segment net revenue is presented below (in thousands):

					Increase for the
	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2014	September 30, 2014
	2014	2013	2014	2013	vs. September 30, 2013	vs. September 30, 2013
Enterprise and Service Provider	$593,741	$564,552	$1,808,209	$1,686,411	5.2%	7.2%
SaaS	165,253	148,179	483,164	429,603	11.5%	12.5%
Net revenues	$758,994	$712,731	$2,291,373	$2,116,014	6.5%	8.3%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.
Cost of Net Revenues

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2014	September 30, 2014
	2014	2013	2014	2013	vs. September 30, 2013	vs. September 30, 2013
	(In thousands)
Cost of product and license revenues	$24,045	$26,971	$88,144	$84,465	$(2,926)	$3,679
Cost of services and maintenance revenues	87,981	72,632	254,763	208,241	15,349	46,522
Amortization of product related intangible assets	23,959	24,330	102,660	73,381	(371)	29,279
Total cost of net revenues	$135,985	$123,933	$445,567	$366,087	$12,052	$79,480
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
Cost of product and license revenues decreased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to decreased sales of certain hardware products that have a higher cost than our other hardware and software products. Cost of product and license revenues increased for the nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 primarily due to increased sales of certain of our Networking and Cloud products, as described above, many of which contain hardware components that have a higher cost than our other software products. We currently target a slight increase in Cost of product and license revenues when comparing the fourth quarter of 2014 to the fourth quarter of 2013.
Cost of services and maintenance revenues increased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to an increase in sales of our Communications and Documents Cloud products of $5.5 million and technical support related to our Mobile and Desktop products of $5.6 million. Also contributing to the increase in Cost of services and maintenance revenues is an increase in product training and certification costs of $2.5 million related to increased sales of our Enterprise and Service Provider division's products as described above. Cost of services and maintenance revenues increased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to an increase in sales of our Communications and Documents Cloud products of $19.8 million. Also contributing to the increase in Cost of services and maintenance revenues is an increase in product training and certification costs of $13.9 million related to increased sales of our Enterprise and Service Provider division's products as described above. We currently target Cost of services and maintenance revenues to increase when comparing the fourth quarter of 2014 to the fourth quarter of 2013, consistent with the targeted increases in Software as a service revenue and License updates and maintenance revenue as discussed above.

Amortization of product related intangible assets increased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of impairment charges of $29.6 million recorded in relation to certain acquired intangible assets.
Gross Margin
Gross margin as a percentage of revenue was 82.1% for the three months ended September 30, 2014 and 82.6% for the three months ended September 30, 2013. Gross margin as a percentage of revenue was 80.6% for the nine months ended September 30, 2014 and 82.7% for the nine months ended September 30, 2013. When comparing the fourth quarter of 2014 to the fourth quarter of 2013, we expect gross margin to be consistent with our targeted increase in sales of our hardware products and services. When comparing the full year 2014 to the full year 2013, we expect a decline in gross margin primarily due to impairment charges recorded in relation to certain intangible assets during the second quarter of 2014.
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
Research and Development Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2014	September 30, 2014
	2014	2013	2014	2013	vs. September 30, 2013	vs. September 30, 2013
	(In thousands)
Research and development	$137,877	$127,049	$411,870	$389,840	$10,828	$22,030
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 primarily due to an increase in compensation and employee-related costs, primarily related to increased headcount.
Sales, Marketing and Services Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2014	September 30, 2014
	2014	2013	2014	2013	vs. September 30, 2013	vs. September 30, 2013
	(In thousands)
Sales, marketing and services	$318,252	$300,416	$956,287	$915,194	$17,836	$41,093
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
Sales, marketing and services expenses increased during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to an increase in marketing programs of $9.4 million related to advertising to increase brand awareness and an increase in compensation and employee-related costs of $8.6 million due to additional headcount in our sales force and professional services group. Sales, marketing and services expenses increased during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to an increase in compensation and employee-related costs due to additional headcount in our sales force and professional services group.
General and Administrative Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2014	September 30, 2014
	2014	2013	2014	2013	vs. September 30, 2013	vs. September 30, 2013
	(In thousands)
General and administrative	$95,203	$63,580	$242,606	$193,708	$31,623	$48,898
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to a charge related to a previously disclosed patent lawsuit of $20.7 million, and an increase in professional fees of $6.6 million primarily related to projects to support business growth.
General and administrative expenses increased for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to a charge related to a previously disclosed patent lawsuit of $20.7 million and an increase in compensation and employee related costs of $14.9 million due to additional headcount, primarily in finance and operations. Also contributing to the increase in General and administrative expense when comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013 is an increase in professional fees of $14.3 million primarily related to projects to support business growth.
Restructuring Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2014	September 30, 2014
	2014	2013	2014	2013	vs. September 30, 2013	vs. September 30, 2013
	(In thousands)
Restructuring	$3,124	$—	$17,285	$—	$3,124	$17,285
In March 2014, we implemented the 2014 Restructuring Program, which includes the reduction of our headcount by approximately 265 full-time positions since inception. The pre-tax charges we incurred were primarily related to severance and other costs directly related to the reduction of our workforce. The restructuring program is expected to be completed by the end of 2014. For more information, see “—Executive Summary— Overview” and Note 16 to our condensed consolidated financial statements.
2014 Operating Expense Outlook
When comparing the fourth quarter of 2014 to the third quarter of 2014, we are targeting Operating expenses to increase slightly due to investments in research and development while remaining at consistent levels across all other functional areas. We also expect to incur additional charges in the fourth quarter of 2014 related to the 2014 Restructuring Program.
Interest Expense

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2014	September 30, 2014
	2014	2013	2014	2013	vs. September 30, 2013	vs. September 30, 2013
	(In thousands)
Interest expense	$10,551	$41	$17,601	$102	$10,510	$17,499
Interest expense, in 2014, consists primarily of interest on our convertible senior notes. The increase was primarily due to interest expense associated with the issuance of our convertible senior notes.

Other (Expense) Income, Net

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2014	September 30, 2014
	2014	2013	2014	2013	vs. September 30, 2013	vs. September 30, 2013
	(In thousands)
Other (expense) income, net	$(2,235)	$1,400	$(6,002)	$49	$(3,635)	$(6,051)
Other (expense) income, net is primarily comprised of remeasurement of foreign currency transaction gains (losses), realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other (expense) income, net, during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is primarily due to a loss on remeasurement of our foreign currency transactions.
The change in Other (expense) income, net, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is primarily due to net losses recognized on cost method investments and available-for-sale investments of certain early-stage entities. For more information on our investments, see Note 5 to our condensed consolidated financial statements.
Income Taxes
As of September 30, 2014, our net unrecognized tax benefits totaled approximately $61.3 million as compared to $63.8 million as of December 31, 2013. All amounts included in this balance affect the annual effective tax rate. We have $0.6 million accrued for the payment of interest and penalties as of September 30, 2014.
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
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At September 30, 2014, we had approximately $140.4 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
We maintain certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from its foreign subsidiaries. Our effective tax rate was approximately 1.4% and 15.5% for the three months ended September 30, 2014 and 2013, respectively, and 6.9% and 11.1% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2014 to the three months ended September 30, 2013 was primarily due to the change in the combination of income between our U.S. and foreign operations. The decrease in the effective tax rate when comparing the nine months ended September 30, 2014 to the nine months ended September 30,

2013 was primarily due to the impact of the IRS settlement for the tax years 2009 and 2010 that closed during the three months ended June 30, 2014.
Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by our foreign operations that are taxed primarily in Switzerland. We have not provided for U.S. taxes for those earnings because we plan to reinvest all of those earnings indefinitely outside the United States.
Liquidity and Capital Resources
During the nine months ended September 30, 2014, we generated operating cash flows of $655.6 million. These operating cash flows related primarily to net income of $156.5 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $236.8 million and stock-based compensation expense of $128.4 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $139.0 million, net of effect of our acquisitions. Our investing activities used $436.2 million of cash consisting primarily of net purchases of investments of $264.8 million, cash paid for the purchase of property and equipment of $115.4 million and cash paid for acquisitions of $43.3 million. Our financing activities used cash of $255.5 million primarily due to cash paid for stock repurchases of $1.6 billion, the purchase of hedges on the convertible senior notes of $184.3 million and cash paid for tax withholding on vested stock awards of $27.8 million, partially offset by proceeds from the issuance of convertible senior notes of $1.4 billion, proceeds from the issuance of warrants of $101.8 million and the issuance of common stock under our employee stock-based compensation plans of $38.7 million.
During the nine months ended September 30, 2013, we generated operating cash flows of $698.6 million. These operating cash flows related primarily to a change in operating assets and liabilities of $213.8 million, net of effect of our acquisitions. Also contributing to these cash inflows was net income of $200.9 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $198.6 million, and stock-based compensation expense of $137.3 million. These cash inflows were partially offset by operating outflows related to a deferred income tax benefit of $43.2 million. Our investing activities used $996.8 million of cash consisting primarily of cash paid for acquisitions of $329.3 million, cash paid for net purchases of investments of $533.6 million and the purchase of property and equipment of $126.6 million. Our financing activities used cash of $98.3 million primarily due to cash paid for stock repurchases of $156.3 million, partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $68.6 million and the excess tax benefit from stock-based compensation of $16.3 million.
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

Cash, Cash Equivalents and Investments

	September 30, 2014	December 31, 2013	2014 Compared to 2013
	(In thousands)
Cash, cash equivalents and investments	$1,820,455	$1,590,416	$230,039
The increase in Cash, cash equivalents and investments when comparing September 30, 2014 to December 31, 2013, is primarily due to proceeds from the issuance of convertible senior notes of $1.42 billion, cash provided by our operating activities of $655.6 million and proceeds from the issuance of warrants of $101.8 million, partially offset by cash paid for stock repurchases of $1.60 billion, the purchase of hedges on the convertible senior notes of $184.3 million, purchases of property and equipment of $115.4 million and cash paid for acquisitions, net of cash acquired, of $43.3 million. As of September 30, 2014, $1.33 billion of the $1.82 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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
Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service, or the Service, which uses quoted market prices for identical or comparable instruments rather than direct observations of quoted prices in active markets. The Service applies a four level hierarchical pricing methodology to all of our fixed income securities based on the circumstances. The hierarchy starts with the highest priority pricing source, then subsequently uses inputs obtained from other third-party sources and large custodial institutions. The Service’s providers utilize a variety of inputs to determine their quoted prices. These inputs may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. Substantially all of our available-for-sale investments are valued utilizing inputs obtained from the Service and accordingly are categorized as Level 2. We periodically independently assess the pricing obtained from the Service and historically have not adjusted the Service's pricing as a result of this assessment. Available-for-sale securities are included in Level 3 when relevant observable inputs for a security are not available.
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

Corporate Securities
(In thousands)
Balance at December 31, 2013	$10,291
Purchases of Level 3 securities	1,300
Proceeds received on Level 3 securities	(7,875)
Total net realized gains included in earnings	2,375
Balance at September 30, 2014	$6,091
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the nine months ended September 30, 2014, certain cost method investments with a combined carrying value of $3.2 million were determined to be impaired and were written down to zero. The impairment charge is included in Other (expense) income, net in the accompanying condensed consolidated financial statements. In determining the fair value of cost method investments, we considered many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
Accounts Receivable, Net

	September 30, 2014	December 31, 2013	2014 Compared to 2013
	(In thousands)
Accounts receivable	$470,512	$660,175	$(189,663)
Allowance for returns	(1,191)	(2,062)	871
Allowance for doubtful accounts	(3,763)	(3,292)	(471)
Accounts receivable, net	$465,558	$654,821	$(189,263)
The decrease in Accounts receivable, net, when comparing September 30, 2014 to December 31, 2013 was primarily due to increased collections during the nine months ended September 30, 2014 on higher sales in the fourth quarter of 2013. The activity in our Allowance for returns was comprised primarily of $3.5 million in credits issued for returns during the nine month period ended September 30, 2014, partially offset by $2.6 million of provisions for returns recorded during the nine month period ended September 30, 2014. The activity in our Allowance for doubtful accounts was comprised primarily of $2.1 million in additional provisions for doubtful accounts during the nine month period ended September 30, 2014, partially offset by $1.6 million of uncollectible accounts written off, net of recoveries during the nine month period ended September 30, 2014. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $5.4 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At September 30, 2014, approximately $328.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
In April 2014, in connection with the $1.5 billion increase in repurchase authority granted to us under our ongoing stock repurchase program, we used approximately $101.0 million to purchase 1.7 million shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the Convertible Notes offering discussed above, and an additional $1.4 billion to purchase additional shares of our common stock through our ASR with Citibank. On April 30, 2014, under the ASR agreement, we paid approximately $1.4 billion to Citibank and received approximately 19.2 million shares of our common stock. The total number of shares of our common stock that we will repurchase under the ASR agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreement, less a discount. Final settlement of the ASR Agreement was completed in October 2014 as the ASR Counterparty elected to accelerate the ASR Agreement and, as such, we received final delivery of 2,630,333 shares of our stock.
See Note 10 to our condensed consolidated financial statements for detailed information on our Convertible Notes offering and the transactions related thereto, including the ASR.
During the three and nine months ended September 30, 2014, we expended approximately $99.9 million on open market purchases under the stock repurchase program, repurchasing 1,434,400 shares of outstanding common stock at an average price of $69.71.
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
Shares for Tax Withholding
During the three months ended September 30, 2014, we withheld 75,797 shares from stock units that vested, totaling $4.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2014, we withheld 470,567 shares from stock units that vested, totaling $27.8 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
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
There were no material changes during the quarter ended September 30, 2014 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2014, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2008, SSL Services, LLC, or SSL Services, filed a suit for patent infringement against us in the United States District Court for the Eastern District of Texas, or the SSL Matter. SSL Services alleged that we infringed U.S. Patent Nos. 6,061,796, or the '796 patent, and 6,158,011, or the '011 patent. We denied infringement and asserted that the patents-in-suit were invalid. A jury trial was held on SSL Services' claims, and in June 2012, the jury found that we did not infringe the '796 patent and found that Citrix willfully infringes the '011 patent through the sale and use of certain products. The jury awarded SSL Services $10.0 million. In September 2012, the court issued a final judgment confirming the jury award of $10.0 million in damages and added $5.0 million in enhanced damages and approximately $5.0 million in prejudgment interest on the damages award. In October 2014, the Federal Circuit Court of Appeals affirmed the district court’s judgment in all material respects. Accordingly, for the three and nine months ended September 30, 2014, we recorded an accrual for estimated damages and related interest of approximately $20.7 million, which is included in Accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets and General and administrative expense in the accompanying condensed consolidated statements of income.
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
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $5.4 billion. The objective of the stock repurchase program is to improve stockholders’ returns. At September 30, 2014, approximately $328.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended September 30, 2014:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs (In thousands) (2)(3)
July 1, 2014 through July 31, 2014	218,358	$67.59	168,200	$416,698
August 1, 2014 through August 31, 2014	912,319	69.16	892,600	354,952
September 1, 2014 through September 30, 2014	379,520	71.33	373,600	328,298
Total	1,510,197		1,434,400	328,298

(1)
Represents shares acquired in open market purchases and 75,797 shares withheld from stock units that vested in the third quarter of 2014 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We expended approximately $99.9 million during the quarter ended September 30, 2014 for repurchases of our common stock. For more information see Note 14 to our condensed consolidated financial statements.

(2)
Shares withheld from stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of stock units do not deplete the dollar amount available for purchases under the repurchase program.

(3)	The remaining authority amount excludes an upfront payment of $280.0 million paid to Citibank related to the ASR under which no shares were delivered during the quarter ended September 30, 2014.
In April 2014, in connection with the $1.5 billion increase in repurchase authority granted to us under our ongoing stock repurchase program, we used approximately $101.0 million to purchase 1.7 million shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the Convertible Notes offering discussed above, and an additional $1.4 billion to purchase additional shares of our common stock through our ASR with Citibank. On April 30, 2014, under the ASR agreement, we paid approximately $1.4 billion to Citibank and received approximately 19.2 million shares of our common stock. The total number of shares that we will repurchase under the ASR agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreement, less a discount. In October 2014, the ASR Counterparty elected to accelerate the ASR Agreement. Accordingly, we received delivery of 2,630,333 shares of our common stock in October 2014 in final settlement of the ASR Agreement. See Note 10 to our condensed consolidated financial statements for detailed information on our Convertible Notes offering and the transactions related thereto, including the ASR.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that Asiff S. Hirji and Stephen M. Dow, members of our Board of Directors, and David J. Henshall, our Executive Vice President, Chief Operating Officer and Chief Financial Officer, and Sudhakar Ramakrishna, our Senior Vice President and General Manager, Enterprise and Service Provider Division, each entered into a new trading plan in the third quarter of 2014 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of November 2014.

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