Form 10-K
period 2014-12-31
CITRIX SYSTEMS INC
filed 2015-02-19
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $9,946,348,781. As of February 13, 2015 there were 159,825,741 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2014. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
ITEM 1. BUSINESS
General
Citrix is leading the transition to software-defining the workplace, uniting virtualization, mobility management, networking and SaaS solutions to enable new ways for businesses and people to work better. Citrix solutions power business mobility through secure, mobile workspaces that provide people with instant access to apps, desktops, data and communications on any device, over any network or cloud.
We market and license our products directly to customers, over the Web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, original equipment manufacturers, or OEMs and service providers.
Citrix is a Delaware corporation founded on April 17, 1989.
Business Overview
For the past twenty-six years, we have been a visionary in software-defining the workplace guided by our core belief that “work is not a place". A software-defined workplace is one where people can securely and effortlessly collaborate across the boundaries of time, place and device. In a software-defined workplace, people create better business outcomes, they are more productive and engaged and their businesses are more agile and responsive to change.
We have positioned, scaled and transformed Citrix through significant growth phases from remote access, to web app delivery, to virtualization, to mobile workspaces and now we are doing it again.
Our customers are faced with the pressures to deliver business results while creating an engaging work-life experience for their employees. Our focus on enabling a software-defined workplace is putting Citrix in front of this strategic challenge through the unique integration of our workspace services, delivery networking and mobility apps.
Products and Services
Our products and services target customers of all sizes, from individuals and professional consumers, to large global enterprises. Two divisions, the Enterprise and Service Provider division and the Mobility Apps (formerly Software as a Service, or SaaS) division, administer the research and development, product marketing, and product management for our offerings. Our Enterprise and Service Provider division is comprised of Workspace Services (formerly Mobile and Desktop) and Delivery Networking (formerly Networking and Cloud) products. Our Mobility Apps (formerly SaaS) division is comprised of Communications Cloud, Documents Cloud and Workflow Cloud products. Broadly, as an organizing principle, we group our offerings in the following main categories within our two divisions:
Workspace Services
Mobile Platforms
Our Enterprise Mobility Management, or EMM products help organizations secure and manage mobile devices along with the apps and data that reside on the mobile device. XenMobile® allows IT to easily meet mobile device security and compliance requirements for BYO and corporate liable devices while giving users the freedom to experience work and life their way. Unlike other mobile device management, or MDM and mobile application management, or MAM products, XenMobile provides the quickest path to productivity for mobile users with a low cost of ownership for IT:

•
XenMobile® Enterprise is a comprehensive solution to manage mobile devices, apps, and data. Users have single-click access to all of their mobile, SaaS and Windows apps from a unified corporate app store, including seamlessly integrated email, browser, data sharing, IT support and collaboration apps. IT can deliver a rich user experience with WorxMail™ for secure mobile email, calendar and contact access, WorxWeb™ for secure browsing and Sharefile for enterprise data syncing. IT gains control over mobile devices with full configuration, security, provisioning and support capabilities. Flexible deployment options give IT the choice to manage XenMobile in the cloud or on-premise. In addition, XenMobile securely delivers Worx Mobile Apps, mobile apps built for businesses using the Worx App

Software Development Kit, or SDK and found through the Worx App Gallery. With XenMobile, IT can meet their compliance and control needs while users get the freedom to experience work and life their way.
Desktop and Application Virtualization
Our Desktop and Application Virtualization products are built to transform and reduce the cost of traditional Windows app and desktop management by virtualizing applications and desktops in the datacenter and delivering a cloud-like service to users anywhere on any device. We differentiate from basic virtualization solutions with robust security and flexibility to enable IT to deliver Windows apps and desktops for better business outcomes.

•
XenDesktop® is a fully integrated desktop virtualization system that gives customers the flexibility to deliver desktops and applications as cloud services - enabling people to work better and simplifying desktop and app management. XenDesktop includes HDX technologies to give users a high-definition experience - even when using multimedia, real-time collaboration, USB devices, and 3D graphics content - while consuming less bandwidth than competing solutions. XenDesktop breaks down traditional cost barriers by reducing server and storage costs through the use of pooled desktops that can be personalized on-demand. XenDesktop is available in multiple editions designed for different requirements, from simple VDI-only deployments to sophisticated, enterprise-class desktop and application delivery services that can meet the needs of everything from basic call center environments to high-powered graphics workstations. In XenDesktop Enterprise and Platinum editions, customers also receive the industry-leading Citrix XenApp to manage and mobilize Windows applications.

•
Citrix XenApp® is a widely deployed solution that allows Windows applications to be delivered as cloud services to Android and iOS mobile devices, Macs, PCs and thin clients. XenApp enables people to work better by running applications in the security of the data center and using HDX technologies to deliver a superior user experience to any device, anywhere. XenApp can optimize the application experience for smartphones, tablets and touchscreen laptops, providing intuitive touch capabilities for the latest generation of devices. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing applications on every PC. XenApp runs on all current versions of Microsoft® Windows Server® and tightly integrates with the Microsoft® Desktop Optimization Pack, Microsoft App-V, and Microsoft System Center. Our joint solution lowers the cost of delivering and maintaining Windows applications for all users in the enterprise. The capabilities of XenApp are available standalone as well as seamlessly integrated within with XenDesktop Enterprise and Platinum Editions.

Citrix Workspace Suite
We offer customers the opportunity to acquire our mobility, desktop and app products through a single integrated product offering - the Citrix Workspace Suite. Citrix Workspace Suite is a complete, integrated business mobility solution for helping people and business become more productive with an on-demand mobile workspace.

•
Citrix Workspace Suite™ delivers the user experience for any app or desktop using a universal client - Citrix Receiver™ - available on all tablets, smartphones, PCs, Macs or thin clients, IT can securely deliver content over low bandwidth high latency WANs, highly variable 3G/4G mobile networks or a reliable corporate LAN to ensure native experience. Citrix Workspace Suite offers enterprise grade security to ensure data and applications are always secure and compliant. Workers can access and sync all of their data from any device and securely share it with colleagues and customers. Organizations can minimize loss of intellectual property and sensitive private information through data encryption, password authentication, secure lock and wipe on the device or through centralization of applications and desktops which keeps all content in the datacenter. Citrix Workspace Suite provides a single, flexible solution that can streamline application and desktop deployment and lifecycle management to reduce IT costs. By centrally managing and delivering on-demand standard images, IT can improve the success rate of application and desktop image updates and provide role-based management, configuration, security and support for corporate and employee-owned devices.

Delivery Networking
Our Delivery Networking products allow organizations to deliver cloud services to any device with high performance, security and reliability.

•
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

Mobility Apps
Communications Cloud, Documents Cloud and Workflow Cloud products allow organizations to enable mobile workstyles and offer employees the ability to move seamlessly across a diverse mix of devices and collaborate and share information.
Communications Cloud

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

•
OpenVoice® is a reservation-less audio conferencing service, providing robust web-based account tools that allows user provisioning and audio meeting controls for users to manage small and large audio conferences without operator assistance. OpenVoice Integrates seamlessly with all Communications Cloud products, adding a toll-free number to online sessions.

Documents Cloud

•
ShareFile® is a secure, cloud-based file sharing and storage solution built for business. ShareFile enables business professionals to manage and share data securely and easily and solves the mobility and collaboration needs of users. It replaces insecure and inconsistent methods of transferring large and confidential files including email attachment, FTP and consumer cloud storage services. ShareFile protects client data throughout the storage and transfer process, using up to 256-bit encryption and SSL or Transport Layer Security, or TLS encryption protocols for transfer and 256-bit encryption for files at rest on ShareFile servers. Password protection and granular access to folders and files stored with ShareFile ensure that data remains in control of the company. With ShareFile Enterprise, organizations can manage their data on premises in customer managed StorageZones, choose Citrix managed secure cloud options or create a mix of both to meet the needs for data sovereignty, compliance, performance and costs. In addition, ShareFile supports e-signature and approval workflows.

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

Workflow Cloud

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

•
Technical Support Services are specifically designed to address the variety of challenges facing our customers’ IT environments. We offer several support-level options, global coverage and personalized relationship management. Post-sale technical support is offered through Citrix-operated support centers located in the United States, Ireland, Japan, Hong Kong, Australia, Singapore and India. In most cases, we provide technical advice to distributors, resellers, service providers and entities with which we have a technology relationship, who act as the first line of technical assistance for end-users.

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

•
Citrix Consulting helps guide the successful implementation of Citrix technologies and solutions through the use of proven methodologies, tools and leading practices. Citrix Consulting focuses on strategic engagements with enterprise customers who have complex, mission-critical, or large-scale Citrix deployments. These engagements are typically fee-based on-site engagements for the most challenging projects in scope and complexity, requiring consultants who are uniquely qualified with project methodology and Citrix product expertise. Citrix Consulting is also responsible for the development of best practice knowledge that is disseminated to businesses with which we have a business relationship and end-users through training and written documentation. Leveraging these best practices enables our integration resellers to provide more complex systems, reach new buyers within existing customer organizations and provide more sophisticated system proposals to prospective customers. Citrix Consulting has worked with Fortune Global 500 companies, technology providers, and government organizations to deliver solutions that achieve their unique technical and business objectives.

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

•	FlexCast® technologies combine a range of desktop and application virtualization innovations that work in concert to enable enterprise IT departments the ability to support a wide range of use cases.

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

•
XenMobile® is our foundational technology that delivers a holistic mobile computing platform for enterprises. Its main components include MDM, MAM and a set of mobile applications including secure email, corporate app store, web browsing, data sharing, secure note taking and document editing on a host of mobile platforms including iOS, Android and Windows mobile.

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

Innovation is a core Citrix competency. We have many additional unique inventions that are important enablers of our continued leadership in delivery networking, workspace services and mobility apps.
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

•	Network Architects who are responsible for delivering Web-based applications who have primary responsibility for the WAN infrastructure for all applications.

•	Server Operations Managers who are responsible for specifying datacenter systems and managing daily operations.

•	Individuals and prosumers, who are responsible for choosing personal solutions and helping small businesses select simple-to-use computing solutions.

•	Small business owners who are responsible for choosing the systems needed to support their business goals, such as SaaS.

•	Line of business and functional executives that determine the need for our mobility apps offerings at certain enterprises.

•	Chief technology officer office and engineering department (managers, architects, etc.) for telecommunications service providers are the primary buyers of our ByteMobile Smart Capacity solutions.

•	Chief information officer office and engineering departments within service providers, using Citrix products to deliver desktops and applications as hosted cloud services.
The IT buyers for our products include a wide variety of industries including those in financial services, technology, healthcare, education, government and telecom.
We offer perpetual and term-based software licenses for our products, along with annual subscriptions for software updates, technical support and SaaS. Perpetual licenses allow our customers to use the version of software initially purchased into perpetuity, while term-based licenses are limited to a specified period of time. Software update subscriptions give customers the right to upgrade to new software versions if and when any updates are delivered during the subscription term. Perpetual license software products come primarily in electronic-based forms and, in selected markets, we offer pre-packaged shrink-wrap products to meet local customer needs. We also offer subscription licenses to service providers via a Service Provider License Agreement, which are invoiced on a monthly basis or based on reported license usage. Our Mobility Apps products are accessed over the Internet for usage during the subscription period. Our hardware appliances come pre-loaded with software for which customers can purchase perpetual licenses and annual support and maintenance.
Technology Relationships
We have a number of technology relationships in place to accelerate the development of existing and future products and go-to-market. These relationships include cross-licensing, OEM, joint reference architectures, and other arrangements that result in better solutions for our customers.
Microsoft
We have collaborated with Microsoft on various technologies, including terminal services, cloud networking and virtualization. Since our inception, we have had a number of license agreements with Microsoft, including patent cross-licenses and source code licensing agreements that have provided us access to source code for versions of Microsoft Windows Server. These agreements are not required for our software development processes on Windows Server and do not provide for payments to or from Microsoft. Our two companies have a long-standing go-to-market partnership, and that continues to grow as we introduce more joint solutions in new areas. A number of key Citrix products will leverage the Microsoft Azure cloud including XenDesktop, ShareFile and NetScaler.
Cisco
We have a technology collaboration with Cisco Systems, Inc., or Cisco, to develop and deliver solutions that help customers simplify and accelerate large-scale desktop virtualization deployments, including high-definition virtual desktops and applications and improved end-user experiences, over a highly secure Citrix® HDX-enabled Cisco network. We license the specifications of ICA® to Cisco as part of this agreement. Cisco and Citrix collaborate on our delivery networking products and mobile workspaces solutions. Cisco sells an OEM version of our NetScaler Application Delivery Controller technology, called Citrix Netscaler 1000V, which is sold as a part of their Virtual Network Services architecture platform. In 2014, we introduced a number of new joint technology solutions, including Cisco Mobile Workspace solution with Citrix, an integrated DaaS solution for service providers to sell and implement for their end-user customers, and integrations of NetScaler into Cisco’s data center architectures.
Additional Relationships
Our partners continue to expand their focus on the broad range of Citrix products. Some examples include HP, Dell, IBM and Fujitsu which have multiple offerings in the market with our workspace services solutions and delivery networking products. We have also built relationships with VCE, NetApp and CA Technologies that complement the benefits provided by workspace services solutions and delivery networking products. Amazon continues to re-sell Citrix NetScaler, Citrix CloudBridge, and Citrix XenMobile in its Amazon Web Services, or AWS Marketplace, and we collaborate to allow customers to run XenDesktop on the AWS platform.
Through our Citrix Ready program, more than 25,000 products have been verified to work with Citrix technologies. In addition, numerous partners proactively incorporate Citrix products and technologies such as Receiver, XenDesktop, XenApp, NetScaler, and HDX (ICA) technologies into their customer offerings. Our HDX and Receiver technologies are often included with or offered for thin clients, industry-standard servers and mobile devices, such as Apple's iPhone and iPad, Windows Mobile, Blackberry and Google Android devices. Licensees include Dell, Samsung, Fujitsu and Hewlett Packard, among others.
Research and Development
We focus our research and development efforts on developing new products and core technologies in our core markets and to further enhancing the functionality, reliability, performance and flexibility of existing products. We solicit extensive feedback concerning product development from customers, both directly from and indirectly through our channel distributors.
We believe that our software development teams and core technologies represent a significant competitive advantage for us. Included in the software development teams is a group focused on research activities that include prototyping ways to integrate emerging technologies and standards into our product offerings, such as emerging Web services technologies, management standards and Microsoft's newest technologies. Many groups within the software development teams have expertise in Extensible Markup Language, or XML, based software development, integration of acquired technology, multi-tier Web-based application development and deployment, SSL secure access, hypervisor technologies, cloud technologies, networking technologies, VoIP-based audio technology, Web-based video technology and building SaaS. We incurred research and development expenses of approximately $553.8 million in 2014, $516.3 million in 2013 and $450.6 million in 2012. In addition to internal research and development, Citrix also supports an eco-system of early stage companies via our Startup Accelerator program which provides seed capital for new technologies.
Sales, Marketing and Services
We market and license our products and services through multiple channels worldwide, including selling through resellers and direct over the Web. Our partner community comprises thousands of value-added resellers known as Citrix Solution Advisors™, VADs, cloud service providers, SIs, Independent Software Vendors, or ISVs and OEMs. Distribution channels are managed by our worldwide sales and services organization. Partners receive training and certification opportunities to support our expanding portfolio of products, solutions and services. In addition, our Mobility Apps division provides our collaboration and data sharing offerings through direct corporate sales, our partner community, and direct through our web sites.
In 2014, we worked closely with partners to benefit from changes to our global partner program made in 2013. The changes included: differentiated Citrix Advisor Rewards by partner level; Citrix Opportunity Registration discounts for cloud networking; clear, published criteria for achieving Gold and Platinum status; and refreshed certification requirements to expedite acquisition of the latest knowledge and skills. Citrix Advisor Rewards™, is an innovative influencer program that rewards our partners for registering projects and demonstrating value-added selling even if the sale is fulfilled by another partner. In 2014 we offered full year promotions with additional rewards for selling to new customers as well as lowered the deal qualifications to include partner sales to Small and Medium businesses. We introduced new certifications and a sales enablement platform to provide partners with the breadth of skills required to plan, design, deliver and support our solutions. We continued to focus on increasing the productivity of our existing partners, and building capacity through targeted recruitment, introducing programs to increase partner mindshare, limit channel conflict and increase partner loyalty to us.
As Citrix continues to lead with cloud services, we have been cultivating a global base of over 2,600 partners within the Citrix Service Provider program. These partners, consisting of managed service providers, IT hosting companies and Telcos, license Citrix desktop, application, networking and MDM products on a monthly subscription basis. With these technologies partners then create various vertically differentiated offers of their own, consisting of cloud-hosted applications and cloud-hosted desktops, which they then resell both to SMBs and to enterprise IT. Besides supplying technology, Citrix is actively engaged in assisting these partners develop their hosted businesses by supplying business and marketing assistance.
For all of our channels, we regularly take actions to improve the effectiveness of our partner programs and further strengthen our channel relationships through management of non-performing partners, recruitment of partners with expertise in selling into new markets and forming additional strategic global and national partnerships. Engagement with SIs and ISVs continues to be a substantial part of our strategic roadmap within large enterprise and government markets. Our integrator partnerships include organizations such as Accenture, Capgemini, Computer Sciences Corporation, Dimension Data, Hewlett Packard, Fujitsu, IBM Global Services, and Wipro, among others. Computer Sciences Corporation, Fujitsu, Hewlett Packard, IBM and Wipro all deliver offerings powered by the Citrix Workspace Suite. The ISV program maintains a strong representation across targeted industry verticals including healthcare, financial services and telecommunications. Members in the ISV program include Allscripts, Cerner Corporation, Epic Systems Corporation, McKesson Corporation, and Siemens Medical Health Solutions, among several others.
Our corporate marketing organization provides sales and industry event support, demand generation, web and social marketing, sales tools and collateral, advertising, direct mail, industry analyst relations and public relations coverage to our indirect channels to aid in market development and in attracting new customers. Our partner development organization actively supports our partners to improve their commitment and capabilities with Citrix solutions. Our customer sales organization consists of field-based sales engineers and corporate sales professionals who work directly with our largest customers, and coordinate integration services provided by our partners. Additional sales personnel, working in central locations and in the field, provide support including recruitment of prospective partners and technical training with respect to our products.
Although we have thousands of partnerships, one distributor, Ingram Micro, accounted for 13% of our net revenues in 2014, 14% of our total net revenues in 2013 and 16% of our total net revenues in 2012. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions. Each agreement is negotiated separately and is independent of any other contract (such as a master distribution agreement), one of which was individually responsible for over 10% of our total net revenues in each of the last three fiscal years. In addition, there was no individual VAR that accounted for over 10% of our total net revenues in 2014, 2013 and 2012.
We are not obligated to accept product returns from our distributors under any conditions, unless the product item is defective in manufacture. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 for information regarding our revenue recognition policy.
International revenues (sales outside the United States) accounted for approximately 45.2% of our net revenues for the year ended December 31, 2014, 45.4% of our net revenues for the year ended December 31, 2013 and 45.3% of our net revenues for the year ended December 31, 2012. For detailed information on our international revenues, please refer to Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014.
Segment Revenue
Our revenues are derived from our Enterprise and Service Provider division products, which primarily include Workspace Services solutions, Delivery Networking products and related license updates and maintenance, support and professional services and from our Mobility Apps division's Communications Cloud, Documents Cloud and Workflow Cloud products. The Enterprise and Service Provider division and the Mobility Apps division constitute our two reportable segments. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014.
Operations
For our Cloud Networking products, including NetScaler and CloudBridge, we use independent contractors to provide a redundant source of manufacture and assembly capabilities. Independent contractors provide us with the flexibility needed to meet our product quality and delivery requirements. We have manufacturing relationships that we enter into in the ordinary course of business, primarily with Flextronics and IBM (primarily for ByteMobile Smart Capacity) under which we have subcontracted the majority of our hardware manufacturing activity, generally on a purchase order basis. These third-party contract manufacturers also provide final test, warehousing and shipping services. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. Our contract manufacturers manufacture our products based on forecasted demand for our products. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. We are dual-sourced on our components, however, in some instances, those sources may be located in the same geographic area. Accordingly, if a natural disaster occurred in one of those areas, we may need to seek additional sources. Products are then shipped to our distributors, VARs or end-users. If the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for products ordered to meet our forecast or customer orders. In 2014, we did not experience any material difficulties or significant delays in the manufacture and assembly of our products.
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

We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations' fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to compensation plan accelerators that are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. We expect this trend to continue through the first quarter of 2015. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues.
Competition
We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. As the markets for our products and services continue to develop, additional companies, including those with significant market presence in the computer appliances, software and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See “-Technology Relationships” and Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2014.
Workspace Services
Our Desktop and Application Virtualization products are based on an alternative technology platform the success of which will depend on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting desktop and application virtualization solutions. We differentiate from basic virtualization solutions with robust security and flexibility to enable IT to deliver Windows apps and desktops for better business outcomes. Our primary competition in this market is the existing IT desktop management practice of manually configuring physical desktops, which is time-consuming, expensive and subject to inconsistency. We also face numerous competitors that provide automation of these processes and alternative approaches, including VMware's Horizon product and Oracle Corporation, or Oracle's, broad virtualization stack which is a feature of its operating system and management software. We believe XenDesktop and XenApp give Citrix a competitive advantage by providing customers multiple ways to virtualize and deliver desktops and or apps with one, integrated virtualization system and delivering a higher performance user experience, more robust security and the flexibility for people to use any device and IT to use any cloud infrastructure - public or private.
Our Enterprise Mobility Management product line, XenMobile, competes with AirWatch by VMware, MobileIron, Good Technology and other smaller competitors. We believe we differentiate ourselves from these competitors by providing the most complete solution on the market, with MDM, MAM and core mobile productivity applications, including secure mobile email, calendar, browser, notes and more. Our apps feature unique workflow integrations designed to make people work better, a significant advantage over competitors that rely on third parties for their mobile apps and can drive similar integrations.
We also see competition from competitors that are combining mobile and desktop technologies. We believe the Citrix solution, Citrix Workspace Suite, is the best solution available today that can securely deliver a mobile workspace - all Windows, Web, SaaS and native mobile applications, data and virtual desktops - to any device, anywhere. VMware responded to our introduction of the Citrix Workspace Suite with the introduction of the VMware Workspace Suite. We expect other vendors to follow suit. We offer market-leading technologies for every component of the Citrix Workspace Suite. Further, we believe that our end-user experience is a competitive edge when compared to the alternative solutions due to the intuitiveness and self-service features of our offering.
Delivery Networking
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

Competition for CloudBridge comes in the form of alternative approaches to making the cloud a secure extension of a company’s on-premise enterprise network, Internet protocol security, or IPSec, or multi-protocol label switching, or MPLS, network solutions, among others. With regards to WAN optimization, CloudBridge also competes with Riverbed Technology, Inc., or Riverbed and Cisco. Riverbed has the largest market share. While being a less established company than Citrix, Riverbed has the advantage of being focused solely on WAN optimization. Cisco with the second largest share, benefits from its leadership in the networking market. We believe CloudBridge is a more feature-rich solution than the other alternatives and provides superior flexibility through shared technology with NetScaler.
VMware is also the main competitor of our CloudPlatform product, which is an advanced platform for building highly scalable and reliable cloud computing environments, and our CloudPortal product, which is a comprehensive portal for provisioning hosted applications, desktops, services and IaaS. Unlike VMware's products, our CloudPlatform and CloudPortal products draw on the successful models and experience of large, public cloud implementations and apply them to enterprise, private clouds. The differentiation and experience of our products is expanded when coupled with our NetScaler and XenServer products, both of which are used in large, public cloud implementations. Additionally, OpenStack, an open source project, provides an alternative solution to our CloudPlatform product. We believe CloudPlatform has a competitive advantage, as it is production ready for cloud deployment.
In the server virtualization market, we compete directly with VMware, which was first to market with this technology and is widely regarded as the market leader. In addition, we also compete with Microsoft's Windows Server 2012 with Hyper-V. Microsoft first entered this market in 2008 and has since established its position as a leader in this space. To a lesser extent, and mostly only in the niche technology areas of test and development, we compete with RedHat, who recently expanded into this market. We believe XenServer, our server virtualization product, has features that are competitive with VMware's ESX Server in terms of performance, scalability and other enterprise-class capabilities. XenServer is offered as a free download, which significantly increases the reach of server virtualization to customers of all sizes and geographies. We monetize XenServer by selling maintenance and updates, which aligns with our CloudPlatform go-to-market strategy.
Mobility Apps
Our products for collaboration continue to maintain solid leadership positions in extremely competitive markets, particularly among, SMBs. We differentiate our SaaS offerings by designing simple, secure, reliable and cost-efficient products that deliver a superior customer experience. Our competitors range from large, established technology firms to small, Internet-based startups.
In Communications Cloud, we compete primarily with Cisco WebEx, Microsoft Lync and Skype, and conferencing call solutions from Intercall, PGi, AT&T and Verizon. Additionally we compete with freemium products such as Logmein's Join.me and Google's Google + Hangouts. Our GoToMeeting, GoToWebinar and GoToTraining products have proven to be competitive based on ease-of-use and the All You Can Meet® pricing model, combined with built-in VoIP and toll-based PSTN audio services. We further differentiate our collaboration products by integrating OpenVoice toll-free seamlessly with the built-in VoIP and toll audio services and having purpose-built solutions for marketing and training use cases. We believe these features give us competitive advantage among individual, prosumer and SMB customers.
In the data sharing market, our Documents Cloud direct competition includes Dropbox, Inc., Box, Inc. and HighTail, Inc. (formerly YouSendIt), as well as legacy solutions like traditional file transfer protocol, or FTP, in the SMB market. Many of these competitors have strong brand recognition through their consumer and free versions of their products. However, we believe our ShareFile product offers a superior solution as it is built specifically for the needs of businesses. In the Enterprise segment, there are fewer direct competitors to the ShareFile product. Increased competition is anticipated as large enterprises need to deploy secure data syncing and sharing solutions for a growing mobile workforce. We believe that Citrix's strong reputation in the Enterprise market, along with ShareFile's integration into Citrix products such as Receiver and XenMobile, and our unique ability to store data on-premise or in the Cloud, will be a key differentiator.
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
Our Workflow Cloud product, GoToAssist, has achieved a large market share for Web-based clientless remote support. This product includes a version purpose-built for individual users, consultants and small businesses, positioning Citrix as the only provider of remote support solutions for all segments of the market. In remote support, we compete with Cisco's WebEx and LogMeIn.

Proprietary Technology
Our success is dependent upon certain proprietary technologies and core intellectual property. We have been awarded numerous domestic and foreign patents and have numerous pending patent applications in the United States and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have established proprietary trademark rights in markets across the globe, and own trademark registrations and pending registration applications in the United States and other countries, including Citrix, Citrix Workspace Cloud, ByteMobile, GoToAssist, GoToMeeting, GoToWebinar, NetScaler, ShareFile, Worx Home, WorxDesktop, WorxMail, WorxWeb, Xen, XenApp, XenClient, XenDesktop, XenServer and XenMobile. While our competitive position could be affected by our ability to protect our proprietary information, we believe that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our technology relationships, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, enhance and market software products could be more significant in maintaining our competitive position. See Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2014.
Available Information
Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2014.
Employees
As of December 31, 2014, we had 10,081 employees. On January 28, 2015, we announced a strategic restructuring program which included steps to reduce our headcount by approximately 700 full-time positions and 200 contractor positions. We believe our relations with employees are good. In certain countries outside the United States, our relations with employees are governed by labor regulations that provide for specific terms of employment between our company and our employees.

ITEM 1A. RISK FACTORS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2014, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2014, that are not historical facts, including, but not limited to, statements concerning new products, product development and offerings of products and services market positioning, distribution and sales channels, our partners and other strategic or technology relationships, financial information and results of operations for future periods, product and price competition, strategy and growth initiatives, seasonal factors, natural disasters, stock-based compensation, licensing and subscription renewal programs, international operations and expansion, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, acquisitions, stock repurchases, our debt, changes in accounting rules or guidance, changes in domestic and foreign economic conditions and credit markets, delays or reductions in technology purchases, liquidity, litigation matters, and intellectual property matters constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition could vary materially from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2014, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY

A significant portion of our revenues has historically come from our Desktop and Application Virtualization products and decreases in sales for certain of these products could adversely affect our results of operations and financial condition
A significant portion of our revenues has historically come from our Desktop and Application Virtualization products, and we continue to anticipate that sales of our Desktop and Application Virtualization products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Recently, product license sales for certain of our Desktop and Application Virtualization products have declined year-over-year. Further declines and variability in sales of certain of our Desktop and Application Virtualization products could occur as a result of:

•	new competitive product releases and updates to existing products;

•	industry trend to focus on the delivery of applications, especially on mobile devices;

•	introduction of new or alternative technologies, products or service offerings by third parties;

•	termination or reduction of our product offerings and enhancements;

•	potential market saturation;

•	failure to enter new markets

•	price and product competition resulting from rapid and frequent technological changes and customer needs;

•	general economic conditions;

•	complexities and cost in implementation;

•	failure to deliver satisfactory technical support;

•	dissatisfied customers; or

•	lack of commercial success of our technology relationships.
 In addition, we recently experienced increased competition in the Desktop and Application Virtualization business from directly competing products, alternative products and products on new platforms. For example, in 2014 VMWare introduced Horizon Suite, which competes with our XenApp product offerings, and Amazon and IBM introduced Desktop-as-a-Service offerings. Further, there continues to be an increase in the number of alternatives to Windows operating system powered desktops, in particular mobile devices such as smartphones and tablet computers. Users may increasingly turn to these devices to perform functions that would have been traditionally performed on desktops and laptops, which in turn may reduce the market for our Desktop and Application Virtualization products. If sales of our Desktop and Application Virtualization products decline as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected. In addition, modifications to certain of our Desktop and Application Virtualization products may cause variability in our Desktop and Application Virtualization revenue, and make it difficult to predict our revenue growth and trends, as our customers adjust their purchasing decisions in response to such events.

Our business could be adversely impacted by conditions affecting the information technology market.
The demand for our products and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers, and general economic conditions. Moreover, the purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. U.S economic forecasts for the information technology, or IT, sector are uncertain and continue to highlight an industry in transition from legacy platforms to mobile, cloud, big data and social solutions. If our current and prospective customers cut costs they may significantly reduce their information technology expenditures. Additionally, if our current and prospective customers shift their IT spending more rapidly towards newer technologies and solutions as mobile, cloud, big data and social platforms evolve, the demand for our products and services most aligned with legacy platforms (such as our Desktop Virtualization products) could decrease. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition.
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
U.S. economic forecasts for the IT sector are uncertain and continue to highlight an industry in transition from legacy platforms to mobile, cloud, big data and social solutions. Our future success depends on our ability to adapt to this fluid market and continually enhance our current products and services, integrate acquired products and services, and develop and introduce new products and services that our customers choose to buy. The emerging markets for our next generation of products and services have yet to be defined. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. If we are unable to keep pace with technological developments of third parties, expectations of the emerging markets and customer demands by introducing new products and services and enhancements, our business, results of operations and financial condition could be adversely affected. Our future success could be hindered by:

•	delays in our introduction of new products and services;

•	delays in or lack of market acceptance of new products and services or new releases of our current products and services;

•	our failure to support services in a timely manner;

•	our failure to identify and address significant product quality issues;

•	our inability to position our and/or price our products and services to meet the market demand;

•	our failure to maintain relevance and brand loyalty in the evolving marketplace; and

•	the introduction of new products, services or technologies from third parties that could replace, make obsolete or shorten the life cycle of our existing product and service offerings.
We believe the demand for technology has and will continue to shift from the types of products and services we and our competitors have sold in the past to a new generation of products and services. We cannot guarantee that our Workspace Services solutions, Delivery Networking products and Mobility Apps products will achieve the broad market acceptance by our channel and strategic partners, customers and prospective customers necessary to generate significant revenue in the future. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.
We face intense competition, which could result in customer loss, fewer customer orders and reduced revenues and margins.
We sell our products and services in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. We compete based on our ability to offer to our customers the most current and desired product and services features. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may be less costly or, especially with respect to our Mobility Apps products, free, provide better performance or include additional features when compared to our products.

Additionally, there is a risk that our products may become outdated or that our market share may erode. Further, the announcement of the release, and the actual release, of new products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings. Existing or new products and services that provide alternatives to our products and services could materially impact our ability to compete in these markets. As the markets for our products and services, especially those products in early stages of development, continue to develop, additional companies, including companies with significant market presence in the computer hardware, software, cloud, networking, mobile, collaboration, data sharing and related industries, could enter, or increase their footprint in, the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.
We expect to continue to face additional competition as new participants enter our markets and as our current competitors seek to increase market share. As our businesses continue to expand globally, we may see new and increased competition in different geographic regions. The generally low barriers to entry in certain of our businesses increase the potential for challenges from new industry competitors, whether small and medium sized businesses or larger, more established companies. Smaller companies new to our market may have more flexibility to develop on more agile platforms and have greater ability to adapt their strategies and cost structures, which may give them a competitive advantage with our current or prospective customers. We may also experience increased competition from new types of products as the options for mobile and cloud, networking and collaboration and data sharing solutions increase. Further, as our industry evolves and if our company grows, companies with which we have strategic alliances may become competitors in other product areas, or our current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase the competitive pressures we face.
Our new product and technology initiatives subject us to additional business, legal and competitive risks.
We have transformed and continue to transform our business through several growth phases, from remote access to web app delivery, to virtualization, to mobile workspaces and to the software-defined workplace. In this transition, we are introducing new products and technologies, such as the Citrix Workspace Cloud.
This strategic transformation in our business and expansion of our offerings subjects us to additional risks, which could adversely affect our results of operations and financial condition. These risks include:

•	certain of our new product initiatives have a subscription model and we may not be able to accurately predict subscription renewal rates or their impact on results;

•	if customers do not adopt our new product or service offerings, we may be unable to recoup or realize a reasonable return on our investment in these new products and services;

•	sales of existing products and service offerings may be delayed while customers are investigating our new offerings;

•
competitive product and service offerings in emerging IT sectors may gain broad adoption before our products and services and, it may be difficult for us to displace such offerings regardless of the comparative technical merit, efficacy or cost of our products and services;

•
we may not be able to develop and implement effective go-to-market strategies and train our sales team and channel partners in order to effectively market offerings in product categories in which we have less experience than our competitors;

•	we may not be able to develop effective pricing strategies for our new products and services;

•	hardware, software and cloud hosting vendors may not be able to ensure interoperability with our products and offer compatible products and services to end users;

•
our new initiatives may be hosted by third parties whom we do not control but whose failure to prevent service disruptions, or other failures or breaches may require us compensate, indemnify or otherwise be liable to customers or third parties for business interruptions or damages that may occur.

In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled managerial, technical, sales and services, finance and marketing personnel are critical to our future, and competition for experienced employees can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Over the past six months, we have appointed three new executives to key leadership positions. This and further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. Competition for qualified personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of products in our industry. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring may harm our business and results of operations. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution, which may likewise harm our business and results of operations.
Adverse changes in general global economic conditions could adversely affect our operating results.
As a globally operated company, we are subject to the risks arising from adverse changes in global economic and market conditions. Continued economic uncertainty across all geographic locations may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition. Additionally, in response to sustained economic uncertainty, many governmental organizations outside the U.S. that are current or prospective customers for our products and services continue to make, significant spending cutbacks which may continue to reduce the amount of government spending on IT and demand for our products and services from government organizations. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business.
Industry volatility may result in increased competition.
The industry has been volatile and there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving and volatile industry and as companies are acquired or are unable to continue operations. For example, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. Further, some companies are making plans or may be under pressure by stockholders to divest businesses and such divestitures may result in stronger competition. Additionally, as IT companies attempt to strengthen or maintain their market positions in the evolving delivery network, workspace services and mobility apps markets, these companies continue to seek to deliver comprehensive IT solutions to end users and combine enterprise-level hardware and software solutions that may compete with our virtualization, mobility and collaboration and data sharing solutions. These consolidators or potential consolidators may have significantly greater financial, technical and other resources and brand loyalty than we do, and may be better positioned to acquire and offer complementary products and services. The companies resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.
Actual or perceived security vulnerabilities in our products and services or cyberattacks on our networks could have a material adverse impact on our business and results of operations.
Use of our products and services may involve the transmission and/or storage of data, including in certain instances customers' business and personally identifiable information. Thus, maintaining the security of products, computer networks and data storage resources is important as security breaches could result in product or service vulnerabilities and loss of and/or unauthorized access to confidential information. We devote significant resources to addressing security vulnerabilities in our products and services through our efforts to engineer more secure products and services, enhance security and reliability features in our products and services, deploy security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact. Despite our preventive efforts, in 2013, we discovered that unauthorized parties had penetrated certain of our systems resulting in us taking certain remedial measures. Generally speaking, unauthorized parties may attempt to misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that directly or indirectly, for example, though a vendor or other third-party, attack our products and services, our networks or otherwise exploit any security vulnerabilities of our products, services and networks. Because techniques used by these perpetrators to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security breaches.

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
To increase strategic focus and operational efficiency, at the end of January 2015, we implemented a restructuring program that will affect approximately 700 full-time and 200 contractor positions. We anticipate completing the majority of the activities related to our restructuring program by the end of 2015. We may incur additional restructuring costs or not realize the expected benefits of these new initiatives. Further, we could experience delays, business disruptions, decreased productivity, unanticipated employee turnover and increased litigation related costs in connection with the restructuring and other efficiency improvement activities, and there can be no assurance that our estimates of the savings achievable by the restructuring will be realized. As a result, our restructuring and our related cost reduction activities could have an adverse impact on our financial condition or results of operations.
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
Our Mobility Apps products may involve the storage and transmission of protected health information, or PHI, that is subject to the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA, amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH ACT, has significantly increased the civil money penalties for violations of patient privacy rights protected under HIPAA. As a result of the HITECH ACT, business associates who have access to PHI provided by hospitals, healthcare providers, health insurance companies and other covered entities are now directly subject to HIPAA, including the new enforcement scheme and inspection requirements. To the extent we are required to comply with HIPAA's data security provisions, we may be liable for sanctions and penalties for any failure to so comply. Furthermore, we may be required to incur additional expenses in order to comply with the HITECH Act and any further amendments to and/or modifications of these requirements.

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
We may experience outages, data loss and service disruptions of our Mobility Apps products and Delivery Networking products, which could significantly and adversely affect our financial condition and operating results.
The increasing user traffic and complexity of our Mobility Apps products, specifically those using Voice over Internet protocol and high-definition video conferencing features, and Delivery Networking products demands more computing power. We have spent and expect to continue to spend substantial amounts of time and cost to adequately resource our Mobility Apps products and Delivery Networking products and to maintain and upgrade our technology and network infrastructure to handle the increased traffic of our collaboration and data products. Maintaining and expanding the capacity and geographic footprint of our infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary service outages and temporary or permanent loss of customer data, could diminish the perceived quality and reliability of our services, and result in liability claims by customers and other third parties, damage to our reputation and loss of current and potential customers, any of which could materially and adversely affect our financial condition and results of operations.
Certain of the offerings from our Enterprise and Service Provider division have sales cycles which are long and/or unpredictable which could cause significant variability and unpredictability in our revenue and operating results for any particular period.
Generally, a substantial portion of our large and medium-sized customers implement our Workspace Services solutions on a departmental or enterprise-wide basis. We have a long sales cycle for these departmental or enterprise-wide sales because:

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
Our long sales cycle for these products makes it difficult to predict when these sales will occur, and we may not be able to sustain these sales on a predictable basis. In addition, the long sales cycle for these products makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenue and operating results for any particular period, and large projects with significant IT components may fail to meet our customers’ business requirements or be canceled before delivery, which likewise could adversely affect our revenue and operating results for any particular period.
Similarly, our ByteMobile Smart Capacity solutions have a long and unpredictable sales cycle, and the timing of the related revenue is difficult to predict. Because sales of our ByteMobile Smart Capacity solutions are focused on the telecommunications market, we are subject to lengthy internal budgeting, approval and competitive evaluation processes that such customers generally require.
Overall the timing of our revenue is difficult to predict. Our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month, weeks and days of each quarter. In addition, our business is subject to seasonal fluctuations and such fluctuations are generally most significant in our fourth fiscal quarter, which we believe is due to the impact on revenue from the availability (or lack thereof) in our customers’ fiscal year budgets and an increase in expenses resulting from amounts paid pursuant to our sales compensation plans as performance milestones are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer.
If we fail to convert our free users to paying customers or retain existing customers of our Mobility Apps products, our revenue and results of operations would be adversely affected.
Initially, many users of our Mobility Apps products utilize such products free of charge through free trials or freemium versions of the products or lower priced/limited functionality versions of the products. We seek to convert these free trial users to paying customers and, where appropriate, we encourage customers utilizing a lower priced/limited functionality versions of our product to upgrade to higher priced/full functionality versions. If our rate of conversion or upgrade suffers for any reason, our revenue may decline. We sell our Mobility Apps products pursuant to subscription agreements. Such customers may not renew their subscription after their subscription period expires. We may not be able to accurately predict future trends in customer cancellation, and our customers’ continuation rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our Mobility Apps products, the prices of such products, the prices of products offered by our competitors or reductions in our customers’ spending levels. If our customers fail to renew or cancel their subscriptions for our Mobility Apps products our revenue may grow more slowly than expected or decline, and our operating results and financial condition could be adversely impacted.
Our success depends on our ability to attract and retain and further access large enterprise customers.
We must retain and continue to expand our ability to reach and access large enterprise customers by adding effective value-added distributors, or VADs, system integrators, or SIs, and other partners, as well as expanding our direct sales teams and consulting services. Our inability to attract and retain large enterprise customers could have a material adverse effect on our business, results of operations and financial condition. Large enterprise customers usually request special pricing and purchase of multiple years of subscription and maintenance up-front and generally have longer sales cycles. By allowing these customers to purchase multiple years of subscription or maintenance up-front and by granting special pricing, such as bundled pricing or discounts, to these large customers, we may have to defer recognition of some or all of the revenue from such sales. This deferral, compounded with the longer sales cycles, could reduce our revenues and operating profits for a given reporting period and make revenues difficult to predict.
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
Further, we may be required to defer the recognition of revenue that we receive from the sale of certain bundled products if we have not established vendor specific objective evidence, or VSOE, for the undelivered elements in the arrangement in accordance with generally accepted accounting principles in the United States, or GAAP. A delay in the recognition of revenue from sales of these bundled products may cause fluctuations in our quarterly financial results and may adversely affect our operating margins. Similarly, companies that we acquire may operate with different cost and margin structures, which could further cause fluctuations in our operating results and adversely affect our operating margins. Moreover, if our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected.
Sales and renewals of our license updates and maintenance products constitute a large portion of our deferred revenue.
We anticipate that sales and renewals of our license updates and maintenance products will continue to constitute a substantial portion of our deferred revenue. Our ability to continue to generate both recognized and deferred revenue from our license updates and maintenance products will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. A decrease in demand for our license updates and maintenance products could occur as a result of a decrease in demand for our Workspace Services solutions and our Delivery Networking products. If our customers do not continue to purchase our license updates and maintenance products, our deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.
As we expand our international footprint, we could become subject to additional risks that could harm our business.
We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2014, we derived approximately 45.2% of our revenues from sales outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully maintain and expand international sales, we may need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. In addition, there is significant competition for entry into high growth markets where we may seek to expand, such as China, the Middle East and Eastern Europe. Our international operations are subject to a variety of risks, which could adversely affect the results of our international operations. These risks include:

•	compliance with foreign regulatory and market requirements;

•	variability of foreign economic, political and labor conditions;

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. export laws;

•	regional data privacy laws that apply to the transmission of our customers’ data across international borders;

•	health or similar issues such as pandemic or epidemic;

•	difficulties in staffing and managing international operations;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	difficulties in enforcing and protecting intellectual property rights;

•	burdens of complying with a wide variety of foreign laws; and

•	as we generate cash flow in non-U.S. jurisdictions, if required, we may experience difficulty transferring such funds to the U.S. in a tax efficient manner.
Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or results of operations.
We rely on indirect distribution channels and major distributors that we do not control.
We rely significantly on independent distributors and resellers to market and distribute our products and services. Our distributors generally sell through resellers. Our distributor and reseller base is relatively concentrated. We maintain and periodically revise our sales incentive programs for our independent distributors and resellers, and such program revisions may adversely impact our results of operations. Our competitors may in some cases be effective in providing incentives to current or potential distributors and resellers to favor their products or to prevent or reduce sales of our products. The loss of or reduction in sales to our distributors or resellers could materially reduce our revenues. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays, defaults or terminations could have a material adverse effect on our business, results of operations and financial condition.
We are in the process of diversifying our base of channel relationships by adding and training more channel partners with abilities to reach larger enterprise customers and to sell our newer products and services. We are also in the process of building relationships with new types of channel partners, such as systems integrators, service providers and OEMs. In addition to this diversification of our partner base, we will need to maintain a healthy mix of channel members who service smaller customers. We may need to add and remove distribution partners to maintain customer satisfaction and a steady adoption rate of our products, which could increase our operating expenses. Through our Citrix Partner Network and other programs, we are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits if such channels do not result in increased revenues.
Our Delivery Networking business could suffer if there are any interruptions or delays in the supply of hardware or hardware components from our third-party sources.
We rely on a concentrated number of third-party suppliers, who provide hardware or hardware components for our Delivery Networking products, and contract manufacturers. If we are required to change suppliers, there could be a delay in the supply of our hardware or hardware components and our ability to meet the demands of our customers could be adversely affected, which could cause the loss of Delivery Networking sales and existing or potential customers and delayed revenue recognition and adversely affect our results of operations. While we have not, to date, experienced any material difficulties or delays in the manufacture and assembly of our Delivery Networking products, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, or the need to implement costly or time-consuming protocols to comply with applicable regulations (including regulations related to conflict minerals), equipment malfunction, natural disasters and environmental factors, any of which could delay or impede their ability to meet our demand.
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
If we fail to effectively manage our growth and if our new initiatives do not generate strong margins, our future operating results could be adversely affected.
Historically, we have experienced continued growth in the scope of our operations, the number of our employees and our geographic footprint. In addition to internal business initiatives, we have acquired both domestic and international companies. This growth and the assimilation of acquired operations and their employees could continue to place a significant strain on our managerial, operational and financial resources as our future acquisition activities accelerate our business expansion. We need to continue to implement and improve additional management and financial systems and controls. We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our products and services in a timely and cost-effective way and we may not meet our scalability expectations. Our future operating results could be adversely affected if we are unable to manage our expanding product lines, our marketing and sales organizations and our client support organization to the extent required for any increase in installations of our products.
Further, our operating margins in our new initiatives may be lower than those we have achieved in our more mature products and services markets, and our new initiatives may not generate sufficient revenue to recoup our investments in them. We may experience a decline in gross margin as the mix of our revenue may include more products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. If we are not able to recoup our investment by normalizing our margins or reducing our costs through integration of new initiatives it could adversely affect our business, results of operations and financial condition.
If we do not generate sufficient cash flow from operations in the future, we may not be able to fund our product development efforts and acquisitions or fulfill our future obligations.
Our ability to generate sufficient cash flow from operations to fund our operations and product development efforts, including the payment of cash consideration in acquisitions and the payment of our other obligations, depends on a range of economic, competitive and business factors, many of which are outside of our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to liquidate our investments, repatriate cash and investments held in our overseas subsidiaries, sell assets or raise necessary funds through equity or debt financings when needed or desirable. An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations. For further information, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

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
Our growth is dependent upon market growth, our ability to enhance existing products and services, and our ability to introduce new products and services on a timely basis. In recent years, we have addressed and intend to continue to address the need to develop new products and services and enhance existing products and services through acquisitions of other companies, product lines and/or technologies. However, acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that any of our acquisitions or future acquisitions will be successful in helping us reach our financial and strategic goals. The risks we commonly encounter in undertaking, managing and integrating acquisitions are:

•	an uncertain revenue and earnings stream from the acquired company, which could dilute our earnings;

•	difficulties and delays integrating the personnel, operations, technologies, products and systems of the acquired companies;

•	undetected errors or unauthorized use of a third-party’s code in products of the acquired companies;

•	our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;

•	challenges with implementing adequate and appropriate controls, procedures and policies in the acquired business;

•	difficulties managing or integrating an acquired company’s technologies or lines of business;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;

•	the potential loss of key employees of the acquired company;

•	potential difficulties integrating the acquired products and services into our sales channel;

•
assuming pre-existing contractual relationships of an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business;

•	being subject to unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s practices; and

•	intellectual property claims or disputes.
Our failure to manage growth effectively and successfully integrate acquired companies due to these or other factors could have a material adverse effect on our business, results of operations and financial condition. Further, our 2015 operating plan assumes a significant level of financial performance from our acquisitions that were completed during 2013 and 2014 and if these acquired companies or technologies do not perform as we expect, our operating results could be materially and adversely affected.
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
We have a significant amount of goodwill and other intangible assets, such as product related intangible assets, from our acquisitions. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product related technologies, trademarks, patents and other intangibles and we periodically evaluate them for impairment. We review goodwill for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value, at the reporting unit level, which for us also represents our operating segments. Significant judgments are required to estimate the fair value of our goodwill and intangible assets, including estimating future cash flows, determining appropriate discount rates, estimating the applicable tax rates, foreign exchange rates and interest rates, projecting the future industry trends and market conditions, and making other assumptions. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates, materially affect our results of operations. Changes in these estimates and assumptions, including changes in our reporting structure, could materially affect our determinations of fair value. In addition, due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. For example, in 2014, we made changes to our business strategy and product portfolio that partially contributed to non-cash impairment charges of $59.3 million. Also, we may make divestitures of businesses in the future. If we determine that any of the goodwill or other intangible assets associated with our acquisitions is impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a charge to current earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially and adversely affected.
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
We rely primarily on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our source code, innovations and other intellectual property, all of which offer only limited protection. The loss of any material trade secret, trademark, tradename, patent or copyright could have a material adverse effect on our business. Despite our precautions, it could be possible for unauthorized third parties to infringe our intellectual property rights or misappropriate, copy, disclose or reverse engineer our proprietary information, including certain portions of our products or to otherwise obtain and use our proprietary source code. In addition, our ability to monitor and control such misappropriation or infringement is uncertain, particularly in countries outside of the United States. If we cannot protect our intellectual property from infringement and our proprietary source code against unauthorized copying, disclosure or use, loss of our market share could result, including as a result of unauthorized third parties’ development of products and technologies similar to or better than ours.
The scope of our patent protection may be affected by changes in legal precedent and patent office interpretation of these precedents. Further, any patents owned by us could be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of protection we seek, if at all; and if issued, may not provide any meaningful protection or competitive advantage.
Our ability to protect our proprietary rights could be affected by differences in international law and the enforceability of licenses. The laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States and Canada. For example, we derive a significant portion of our sales from licensing our products under “click-to-accept” license agreements that are not signed by licensees and through electronic enterprise customer licensing arrangements that are delivered electronically, all of which could be unenforceable under the laws of many foreign jurisdictions in which we license our products. Moreover, with respect to the various confidentiality, license or other agreements we utilize with third parties related to their use of our products and technologies, there is no guarantee that such parties will abide by the terms of such agreements.
Our products and services, including products obtained through acquisitions, could infringe third-party intellectual property rights, which could result in material litigation costs.
We are increasingly subject to patent infringement claims and may in the future be subject to an increased number of claims, including claims alleging the unauthorized use of a third-party's code in our products. This may occur for a variety of reasons, including:

•
the expansion of our product lines, such as our Workspace Services and Delivery Networking products, and related technical services and expansion of our Mobility Apps products, through product development and acquisitions;

•	an increase in patent infringement litigation commenced by non-practicing entities;

•
an increase in the number of competitors in our industry segments and the resulting increase in the number of related products and services and the overlap in the functionality of those products and services;

•
an increase in the number of our competitors and third parties that use their own intellectual property rights to limit our freedom to operate and exploit our products, or to otherwise block us from taking full advantage of our markets;

•
our products and services may rely on the technology of others and, therefore, require us to obtain intellectual property licenses from third parties in order for us to commercialize our products or services and we may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms; and

•	the unauthorized or improperly licensed use of third-party code in our product development process.
Further, responding to any infringement claim, regardless of its validity or merit, could result in costly litigation. Further, intellectual property litigation could compel us to do one or more of the following:

•	pay damages (including the potential for treble damages), license fees or royalties (including royalties for past periods) to the party claiming infringement;

•	stop licensing products or providing services that use the challenged intellectual property;

•	obtain a license from the owner of the asserted intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign the challenged technology, which could be time consuming and costly, or not be accomplished.
If we were compelled to take any of these actions, our business, results of operations or financial condition may be impacted.
Our use of “open source” software could negatively impact our ability to sell our products and subject us to possible litigation.
The products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “Berkeley Software Distribution,” “BSD-style” licenses, and other open source licenses. Even though we attempt to monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend, it is possible that not all instances of our open source code usage are properly reviewed. Further, although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use such that we have not triggered any of these conditions, there is little or no legal precedent governing the interpretation or enforcement of many of the terms of these types of licenses. If an author or other third party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If our defenses were not successful, we could be subject to significant damages, enjoined from the distribution of our products that contained open source software, and required to comply with the terms of the applicable license, which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in an unintended manner, under some open source licenses we could be required to publicly release the source code of our proprietary software, offer our products that use the open source software for no cost, make available source code for modifications or derivative works we create based upon incorporating or using the open source software, and/or license such modifications or derivative works under the terms of the particular open source license.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide technology support, maintenance, warranties or assurance of title or controls on the origin of the software.
Our business depends on maintaining and protecting the strength of our collection of brands.
The Citrix product and service brands that we have developed has significantly contributed to the success of our business. Maintaining and enhancing the Citrix product and service brands is critical to expanding our base of customers and partners. We may be subject to reputational risks and our brand loyalty may decline if others adopt the same or confusingly similar marks in an effort to misappropriate and profit on our brand name and do not provide the same level of quality as is delivered by our products and services. Additionally, we may be unable to use some of our brands in certain countries or unable to secure trademark rights in certain jurisdictions where we do business. In order to police, maintain, enhance and protect our brands, we may be required to make substantial investments that may not be successful. If we fail to police, maintain, enhance and protect the Citrix brands, if we incur excessive expenses in this effort or if customers or potential customers are confused by others’ trademarks, our business, operating results, and financial condition may be materially and adversely affected.

If we lose access to third-party licenses, releases of our products could be delayed.
We believe that we will continue to rely, in part, on third-party licenses to enhance and differentiate our products. Third-party licensing arrangements are subject to a number of risks and uncertainties, including:

•	undetected errors or unauthorized use of another person’s code in the third party’s software;

•	disagreement over the scope of the license and other key terms, such as royalties payable and indemnification protection;

•	infringement actions brought by third-parties;

•	that third parties will create solutions that directly compete with our products; and

•	termination or expiration of the license.
If we lose or are unable to maintain any of these third-party licenses or are required to modify software obtained under third-party licenses, it could delay the release of our products. Any delays could have a material adverse effect on our business, results of operations and financial condition.
RISKS RELATED TO OUR COMMON STOCK, OUR DEBT AND EXTERNAL FACTORS
Natural disasters or other unanticipated catastrophes that result in a disruption of our operations could negatively impact our results of operations.
Our worldwide operations are dependent on our network infrastructure, internal technology systems and website. Significant portions of our computer equipment, intellectual property resources and personnel, including critical resources dedicated to research and development and administrative support functions are presently located at our corporate headquarters in Fort Lauderdale, Florida, an area of the country that is particularly prone to hurricanes, and at our various locations in California, an area of the country that is particularly prone to earthquakes. We also have operations in various domestic and international locations that expose us to additional diverse risks. The occurrence of natural disasters, such as hurricanes, floods or earthquakes, or other unanticipated catastrophes, such as telecommunications failures, cyber-attacks, fires or terrorist attacks, at any of the locations in which we or our key partners, suppliers and customers do business, could cause interruptions in our operations. For example, hurricanes have passed through southern Florida causing extensive damage to the region. In addition, even in the absence of direct damage to our operations, large disasters, terrorist attacks or other casualty events could have a significant impact on our partners’, suppliers’ and customers’ businesses, which in turn could result in a negative impact on our results of operations. Extensive or multiple disruptions in our operations, or our partners’, suppliers’ or customers’ businesses, due to natural disasters or other unanticipated catastrophes could have a material adverse effect on our results of operations.
Servicing our debt will require a significant amount of cash, which could adversely affect our business, financial condition and results of operations.
We have aggregate indebtedness of approximately $1.4 billion that we have incurred in connection with the issuance of our Convertible Notes and under our Credit Agreement, and we may incur additional indebtedness in the future. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our future indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Notes 12 and 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 for information regarding our Convertible Notes and our Credit Facility.
In addition, holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Further, upon conversion of the Convertible Notes, we will be required to make cash payments for each $1,000 in principal amount of Convertible Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values thereunder. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under our Credit Agreements or agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions of the Convertible Notes.
Further, the Credit Agreement requires the Company to maintain certain leverage and interest ratios and contains various affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business or incur subsidiary indebtedness. If we fail to comply with these covenants or any other provision of the Credit Agreement, we may be in default under the Credit Agreement, and we cannot assure you that we will be able to obtain the necessary waivers or amendments of such default. Upon an event of default under our Credit Agreement, if not otherwise amended or waived, the affected lenders could accelerate the repayment of any outstanding principal and accrued interest on their outstanding loans and terminate their commitments to lend additional funds, which may have a material adverse effect on our liquidity and financial position and, further, we may not have sufficient funds to repay such indebtedness.
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

A significant portion of our cash and cash equivalents are held overseas. If we are not able to generate sufficient cash domestically in order to fund our U.S. operations, stock repurchases and strategic opportunities, and to service our debt, we may incur a significant tax liability in order to repatriate the overseas cash balances, or we may need to raise additional capital in the future.
As of December 31, 2014, $1.38 billion of cash, cash equivalents and short-term investments were held in foreign countries. These amounts are not freely available for dividend repatriation to the U.S. without triggering significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign sources of liquidity and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures, repurchase outstanding stock or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted.

Our portfolios of liquid securities and strategic investments may lose value or become impaired.

Our investment portfolio consists of agency securities, corporate securities, money market funds, municipal (including auction rate) securities, government securities and commercial paper. Although we follow an established investment policy and seek to minimize the credit risk associated with investments by investing primarily in investment grade, highly liquid securities and by limiting exposure to any one issuer depending on credit quality, we cannot give assurances that the assets in our investment portfolio will not lose value, become impaired, or suffer from illiquidity.

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
Our results of operations, financial condition and cash flows could be further affected by lapses in or expiration of the availability of tax credits, including the federal research and development tax credit. This tax credit expired on December 31, 2014, and may not be renewed or extended, or if renewed or extended, may be renewed or extended on terms significantly less favorable to us or on terms resulting in our disqualification from the benefits of the tax credit.

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
Our stock price has been volatile and has fluctuated significantly in the past. The trading price of our stock is likely to continue to be volatile and subject to fluctuations in the future. Your investment in our stock could lose some or all of its value. Some of the factors that could significantly affect the market price of our stock include:

•	actual or anticipated variations in operating and financial results; analyst reports or recommendations;

•	rumors, announcements, or press articles regarding our or our competitors’ operations, management, organization, financial condition, or financial statements; and

•	other events or factors, many of which are beyond our control.
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
A change or modification in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective, including the potential impact of the adoption and implementation of the May 2014 Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) No. 2014-09 regarding revenue recognition. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could materially adversely affect our reported financial results or the way we conduct our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2014 fiscal year that remain unresolved.
ITEM 2. PROPERTIES
We lease and sublease office space in the Americas, which is comprised of the United States, Canada and Latin America, EMEA, which is comprised of Europe, the Middle East and Africa, and Asia-Pacific. The following table presents the location and square footage of our leased office space by reporting segment as of December 31, 2014:

	Enterprise and Service Provider division	Mobility Apps division
	(square footage)
Americas	833,934	380,372
EMEA	302,255	107,186
Asia-Pacific	610,222	1,476
Total	1,746,411	489,034
In addition, we own land and buildings in Fort Lauderdale, Florida with approximately 309,000 square feet of office space used for our corporate headquarters, approximately 40,000 square feet of office space in Goleta, California related to our Mobility Apps division, and 42,000 square feet of office space in EMEA related to our Enterprise and Service Provider division.
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
In April 2008, SSL Services, LLC, or SSL Services, filed a suit for patent infringement against us in the United States District Court for the Eastern District of Texas, or the SSL Matter. SSL Services alleged that we infringed U.S. Patent Nos. 6,061,796, or the '796 patent, and 6,158,011, or the '011 patent. We denied infringement and asserted that the patents-in-suit were invalid. A jury trial was held on SSL Services' claims, and in June 2012, the jury found that we did not infringe the '796 patent and found that we willfully infringe the '011 patent through the sale and use of certain products. The jury awarded SSL Services $10.0 million. In September 2012, the court issued a final judgment confirming the jury award of $10.0 million in damages and added $5.0 million in enhanced damages and approximately $5.0 million in prejudgment interest on the damages award. In October 2014, the Federal Circuit Court of Appeals affirmed the district court’s judgment in all material respects. Accordingly, for the year ended December 31, 2014, we recorded an accrual for estimated damages and related interest of approximately $20.7 million, which is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets and General and administrative expense in the accompanying consolidated statements of income.
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

	High	Low
Year Ended December 31, 2014:
Fourth quarter	$71.19	$59.39
Third quarter	$72.89	$61.83
Second quarter	$65.72	$53.86
First quarter	$63.20	$51.18
Year Ended December 31, 2013:
Fourth quarter	$71.74	$54.52
Third quarter	$77.16	$60.50
Second quarter	$72.65	$58.00
First quarter	$75.50	$65.52
On February 13, 2015, the last reported sale price of our common stock on The NASDAQ Global Select Market was $64.51 per share. As of February 13, 2015, there were 636 holders of record of our common stock.
We currently intend to retain any earnings for use in our business, for investment in acquisitions and to repurchase shares of our common stock. We have not paid any cash dividends on our capital stock in the last two years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $5.4 billion, of which $1.5 billion was approved in April 2014. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2014, approximately $288.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended December 31, 2014.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
October 1, 2014 through October 31, 2014	2,785,437	$65.81	2,762,333	$319,913
November 1, 2014 through November 30, 2014	387,994	$65.62	382,900	$294,789
December 1, 2014 through December 31, 2014	158,574	$65.65	97,100	$288,399
Total	3,332,005	$65.78	3,242,333	$288,399

(1)
Represents approximately 2.6 million shares received in settlement of our accelerated share repurchase, or ASR, 0.6 million shares acquired in open market purchases under the stock repurchase program and 89,672 shares withheld from stock units that vested in the fourth quarter of 2014 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We expended approximately $39.9 million during the quarter ended December 31, 2014 for repurchases of our common stock. For more information see Note 8 to our consolidated financial statements.

(2)
Shares withheld from stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of stock units do not deplete the dollar amount available for purchases under the repurchase program.

In April 2014, in connection with the $1.5 billion increase in repurchase authority granted to us under our ongoing stock repurchase program, we used approximately $101.0 million to purchase 1.7 million shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the Convertible Notes offering discussed above, and an additional $1.4 billion to purchase additional shares of our common stock through our ASR Agreement with Citibank. Under the ASR Agreement, we paid approximately $1.4 billion to Citibank upon consummation of the ASR and received, in the aggregate, approximately 21.8 million shares of our common stock, including approximately 2.6 million shares delivered in October 2014 in final settlement in connection with Citibank's election to accelerate the ASR. The total number of shares that we repurchased under the ASR Agreement was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, less a discount. See Note 8 to our consolidated financial statements for detailed information on our Convertible Notes offering and the transactions related thereto, including the ASR.
ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$3,142,856	$2,918,434	$2,586,123	$2,206,392	$1,874,662
Cost of net revenues(a)	620,219	502,795	404,137	293,599	232,266
Gross margin	2,522,637	2,415,639	2,181,986	1,912,793	1,642,396
Operating expenses	2,220,326	2,034,922	1,791,208	1,495,827	1,321,680
Income from operations	302,311	380,717	390,778	416,966	320,716
Interest income	9,421	8,194	10,152	13,819	14,577
Interest expense	28,332	128	312	62	458
Other (expense) income, net	(7,694)	(893)	9,611	(226)	(1,015)
Income before income taxes	275,706	387,890	410,229	430,497	333,820
Income taxes	23,983	48,367	57,682	74,867	57,379
Consolidated net income	251,723	339,523	352,547	355,630	276,441
Less: Net loss attributable to non-controlling interest	—	—	—	692	624
Net income attributable to Citrix Systems, Inc.	$251,723	$339,523	$352,547	$356,322	$277,065
Net income per share attributable to Citrix Systems, Inc. stockholders - diluted	$1.47	$1.80	$1.86	$1.87	$1.46
Weighted average shares outstanding - diluted	171,270	188,245	189,129	190,641	190,335

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$5,512,007	$5,212,249	$4,796,402	$4,099,541	$3,703,600
Total equity	2,173,645	3,319,807	3,121,777	2,730,490	2,560,588

(a)
Cost of net revenues includes amortization of product related intangible assets of $146.4 million, $97.9 million, $80.0 million, $54.7 million, and $50.5 million in 2014, 2013, 2012, 2011 and 2010, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are leading the transition to software-defining the workplace, uniting virtualization, mobility management, networking and SaaS solutions to enable new ways for businesses and people to work better. Citrix solutions power business mobility through secure, mobile workspaces that provide people with instant access to apps, desktops, data and communications on any device, over any network or cloud.
We market and license our products directly to customers, over the Web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, original equipment manufacturers, or OEMs and service providers.
We are a Delaware corporation founded on April 17, 1989.
Executive Summary
We have positioned, scaled and transformed through significant growth phases - from remote access, to web app delivery, to virtualization, to mobile workspaces - and, now, we are focused on enabling a software-defined workplace where people can securely and effortlessly collaborate across any device over any network and cloud, resulting in increased business productivity for our customers. Our technologies mobilize desktops, apps, data, and people to help our customers drive value. We continue driving innovation in the datacenter with our unique technologies across both physical and software defined networking platforms while powering some of the world’s largest clouds and giving enterprises the capabilities to combine best-in-class application networking services on a single, consolidated footprint.
In 2014, we continued to see an uneven spending environment in markets around the world and encountered hesitancy on the part of customers in initiating large capital projects. In addition, we introduced new product offerings within our Desktop and Application Virtualization business. These offerings are focused on simplifying the installation and management process while delivering new capabilities to enhance the user experience for audio, video and graphics. Although we expect a multi-year product cycle from these offerings, we have experienced longer than normal customer evaluations of these solutions, causing longer than anticipated sales-cycles. In the Delivery Networking business, investments that we have been making in increasing go-to-market coverage has led to growth in our Netscaler products, which partially offsets the results in our Desktop and Application Virtualization business which have been impacted by increased competition and alternative products on new platforms. In the second half of 2014, we outlined our vision for the software-defined workplace recognizing that our customers are looking for a better way to mobilize their businesses while creating a more secure, flexible and easy-to-use infrastructure.
In 2015, we will be investing in areas that will power long-term growth; mobility, cloud services and networking. We will continue to refine our delivery of the software-defined workspace solution that will deliver the quick, tangible return on investment, or ROI for our customers.
We believe that continued economic uncertainty and the transition of computing and legacy platforms to mobile, cloud, SaaS and social solutions may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition.
In January 2015, we announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency, the 2015 Restructuring Program. The restructuring will affect approximately 700 full-time and 200 contractor positions. It is anticipated that the aggregate total pre-tax restructuring charges will be in the range of $49.0 million to $55.0 million. Included in these pre-tax charges are approximately $40.0 million to $45.0 million related to employee severance arrangements and approximately $9.0 million to $10.0 million related to the consolidation of leased facilities during fiscal year 2015. The majority of the activities related to the 2015 Restructuring Program are anticipated to be completed by the end of 2015.
In April 2014, we completed a private placement of $1.25 billion principal amount of 0.500% Convertible Senior Notes due 2019, or the Convertible Notes. In May 2014, we issued an additional $187.5 million principal amount of Convertible Notes pursuant to the full exercise of the over-allotment option granted to the initial purchasers in the offering, or the Over-Allotment Option. The net proceeds from this offering were approximately $1.42 billion (including the proceeds from the Over-Allotment Option), after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. In addition, in April 2014, in connection with the $1.5 billion increase in repurchase authority granted to us under our ongoing stock repurchase program, we used approximately $101.0 million to purchase 1.7 million shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the Convertible Notes offering, and an additional $1.4 billion to purchase additional shares of our common stock through our ASR Agreement with Citibank. Under the ASR Agreement, we paid approximately $1.4 billion to Citibank upon consummation of the ASR and received, in the aggregate, approximately 21.8 million shares of our common stock, including approximately 2.6 million shares delivered in October 2014 in final settlement in connection with Citibank's election to accelerate the ASR. The total number of shares that we repurchased under the ASR Agreement was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, less a discount.
In October 2014, the Federal Circuit Court of Appeals affirmed the district court’s judgment in the SSL Matter in all material respects. Accordingly, for the year ended December 31, 2014, we recorded an accrual for estimated damages and related interest of approximately $20.7 million, which is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets and General and administrative expense in the accompanying consolidated statements of income.
Also, in order to operate more efficiently, we announced the implementation of the 2014 Restructuring Program to better align resource allocation with our strategic imperatives. The 2014 Restructuring Program included reducing our headcount by approximately 320 full-time positions. During the year ended December 31, 2014, we incurred pre-tax charges of $20.4 million related to employee severance and related costs.
In January 2015, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time (collectively, the “Lenders”). The Credit Agreement provides for a $250 million unsecured revolving credit facility for a term of five years, of which we have drawn $95 million to date. We may elect to increase the revolving credit facility by up to $250 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes.
Summary of Results
For the year ended December 31, 2014 compared to the year ended December 31, 2013, we delivered the following financial performance:

•	Product and license revenue increased 0.9% to $899.7 million;

•	Software as a service revenue increased 11.8% to $651.6 million;

•	License updates and maintenance revenue increased 8.5% to $1,416.0 million;

•	Professional services revenue increased 26.4% to $175.5 million;

•	Gross margin as a percentage of revenue decreased 2.5% to 80.3%;

•	Operating income decreased 20.6% to $302.3 million; and

•	Diluted earnings per share decreased 18.3% to $1.47.
The increase in our Product and licenses revenue was primarily driven by sales of our Delivery Networking products, led by NetScaler, partially offset by a decrease in sales of our desktop and application virtualization products. Our Software as a service revenues increased due to increased sales of our Communications Cloud products, led by GoToMeeting and our Documents Cloud product, ShareFile. The increase in License updates and maintenance revenue was primarily due to an increase in maintenance revenues, primarily driven by increased sales of maintenance and support across all of our Enterprise and Service Provider division's products and increased renewals of our Subscription Advantage product. The increase in Professional services revenue was primarily due to increased participation in our product training and certification programs. We currently target total revenue to increase when comparing the first quarter of 2015 to the first quarter of 2014. In addition, when comparing the 2015 fiscal year to the 2014 fiscal year we target total revenue to increase. The decrease in 2014 in gross margin as a percentage of net revenue is primarily due to the impairment of certain intangible assets and the increase in sales of our Delivery Networking products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. We currently target gross margin as a percentage of net revenue to remain consistent when comparing the first quarter of 2015 to the first quarter of 2014. The decrease in operating income and diluted net income per share when comparing the 2014 to 2013 was primarily due to the charge related to previously disclosed patent litigation and restructuring costs incurred related to the 2014 Restructuring Program. Also contributing to the decrease in diluted net income per share was an increase in interest expense related to the convertible notes offering. Partially offsetting the decrease in diluted net income per share was the impact of share repurchases during the second quarter of 2014, which reduced our weighted-average shares outstanding.
2014 Acquisitions
Framehawk
On January 8, 2014, we acquired all of the issued and outstanding securities of Framehawk, Inc., or Framehawk. The Framehawk solution, which optimizes the delivery of virtual desktops and applications to mobile devices, was combined with HDX technology in the Citrix XenApp and XenDesktop products to deliver an improved user experience under adverse network conditions. Framehawk became part of our Enterprise and Service Provider division. The total consideration for this transaction was approximately $24.2 million, net of $0.2 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.1 million, all of which we expensed during the year ended December 31, 2014 and are included in General and administrative expense in the accompanying consolidated statements of income.
RightSignature
In October 2014, we acquired all of the membership interests of RightSignature, LLC, or RightSignature. RightSignature became part of our Mobility Apps division and provides technology which allows users to e-sign documents within the Documents Cloud. The RightSignature technology will expand the Documents Cloud beyond storage and file transfer to supporting e-signature and approval workflows. The total consideration for this transaction was approximately $37.8 million, net of $1.1 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.2 million, all of which we expensed during the year ended December 31, 2014 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 67,500 of our common stock, for which the vesting period began on the closing of the transaction.
2014 Other Acquisitions
During the second quarter of 2014, we acquired all of the issued and outstanding securities of a privately-held company. This business became part of our Enterprise and Service Provider division. The total cash consideration for this transaction was approximately $17.2 million, net of $0.8 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.1 million, all of which we expensed during the year ended December 31, 2014 and are included in General and administrative expense in the accompanying consolidated statements of income.
In the fourth quarter of 2014, we acquired all of the issued and outstanding securities of two privately-held companies for total cash consideration of approximately $19.9 million, net of $0.2 million of cash acquired. The businesses became part of our Enterprise and Service Provider division. In addition, in connection with one of the acquisitions, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 23,430 shares of our common stock, for which the vesting period began on the closing of the transaction. Transaction costs associated with the acquisitions were not significant.
We have included the effects of all of the companies acquired in 2014 in our results of operations prospectively from the date of each acquisition.
2013 Acquisitions
Zenprise
In January 2013, we acquired all of the issued and outstanding securities of Zenprise, a privately-held leader in mobile device management. Zenprise became part of our Enterprise and Service Provider division, in which we have integrated the Zenprise offering for mobile device management into our XenMobile Enterprise edition. The total consideration for this transaction was approximately $324.0 million, net of $2.9 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which we expensed approximately $0.1 million during the year ended December 31, 2013 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, we assumed certain stock options, which are exercisable for 285,817 shares of our common stock, for which the vesting period reset fully upon the closing of the transaction.
2013 Other Acquisitions
During the third quarter of 2013, we acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.3 million, net of $2.8 million of cash acquired, and was paid in cash. We agreed to pay contingent consideration of up to $3.0 million in cash upon the satisfaction of certain milestone achievements, as defined pursuant to the share purchase agreement. This business became part of our Mobility Apps division. Transaction costs associated with the acquisition were approximately $0.2 million, all of which we expensed during the year ended December 31, 2013, and are included in General and administrative expense in the accompanying consolidated statements of income. In September 2014, we paid $2.0 million of the contingent consideration balance based on milestones achieved. We are expected to pay the remaining balance of up to $1.0 million if the final milestone is achieved pursuant to the share purchase agreement.
During the fourth quarter of 2013, we acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.5 million. This business became part of our Enterprise and Service Provider division. Transaction costs associated with the acquisition were approximately $0.3 million, of which we expensed $0.1 million during the year ended December 31, 2014, and are included in General and administrative expense in the accompanying consolidated statements of income.
2015 Acquisition
Subsequent Event
On January 8, 2015, we acquired all of the issued and outstanding securities of Sanbolic, Inc., or Sanbolic. Sanbolic is an innovator and leader in workload-oriented storage virtualization technologies. The Sanbolic technology, combined with XenDesktop, XenApp, and XenMobile products will enable us to develop a range of differentiated solutions that will reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic will become part of our Enterprise and Service Provider division. The total preliminary consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired, and was paid in cash. Transaction costs associated with the acquisition are currently estimated at $0.4 million, of which we expensed $0.2 million during the year ended December 31, 2014, and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of our common stock, for which the vesting period began on the closing of the transaction.
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
Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.
Revenue Recognition
We recognize revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and we have no remaining obligations; the fee is fixed or determinable; and collectability is probable. We define these four criteria as follows:

•
Persuasive evidence of the arrangement exists. Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a distributor, reseller or end user agreement. For SaaS, we generally require the customer or the reseller to electronically accept the terms of an online services agreement or execute a contract.

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

•
Collectability is probable. We assess collectability based primarily on the creditworthiness of the customer. Management’s judgment is required in assessing the probability of collection, which is generally based on an evaluation of customer specific information, historical experience and economic market conditions. If we determine from the outset of an arrangement that collectability is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved.

The majority of our product and license revenue consists of revenue from the sale of software products. Software sales generally include a perpetual license to our software and are subject to the industry specific software revenue recognition guidance. In accordance with this guidance, we allocate revenue to license updates related to our software and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We also make certain judgments to record estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time sales are recorded.
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
Our Mobility Apps products are considered hosted service arrangements per the authoritative guidance; accordingly, fees related to online service agreements are recognized ratably over the contract term. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Generally, our Mobility Apps products are sold separately and not bundled with Enterprise and Service Provider division products and services. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 for further information on our revenue recognition.
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
After we have determined the fair value of our investments, for those that are in an unrealized loss position, we must then determine if the investment is other-than-temporarily impaired. We review our investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment and if different judgments are used the classification of the losses related to our investments could differ. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the carrying value of an available-for-sale investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than carrying value our intent to retain or sell the investment and whether it is more likely than not that we will not be required to sell the investment before the recovery of its amortized cost basis, which may not be until maturity. We also consider specific adverse conditions related to the financial health of and business outlook for the issuer, including industry and sector performance, rating agency actions and changes in credit default swap levels. For our cost method investments, our quarterly review of impairment indicators encompasses the analysis of specific criteria of the entity, such as cash position, financing needs, operational performance, management changes, competition and turnaround potential. If any of the above impairment indicators are present, we further evaluate whether an other-than-temporary impairment should be recorded. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. See Notes 4 and 5 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 and “Liquidity and Capital Resources” for more information on our investments and fair value measurements.
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
We monitor acquired intangible assets for impairment on a periodic basis by reviewing for indicators of impairment. If an indicator exists we compare the estimated net realizable value to the unamortized cost of the intangible asset. The recoverability of the intangible assets is primarily dependent upon our ability to commercialize products utilizing the acquired technologies, retain existing customers and customer contracts, and maintain brand awareness. The estimated net realizable value of the acquired intangible assets is based on the estimated undiscounted future cash flows derived from such intangible assets. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our products, customer retention rates and ability to secure and maintain our market position. Actual revenues and costs could vary significantly from these forecasted amounts. As of December 31, 2014, the estimated undiscounted future cash flows expected from product related technology assets and other intangible assets from these acquisitions is sufficient to recover their carrying value. If these products are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology; or if we fail to retain acquired customers or successfully market acquired brands, we could determine that some or all of the remaining $390.7 million carrying value of our acquired intangible assets is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.
Goodwill
The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2014, we had $1.80 billion in goodwill related to our acquisitions. The goodwill recorded in relation to these acquisitions is not deductible for tax purposes. Our revenues are derived from sales of our Enterprise and Service Provider division products, which include our Workspace Services solutions, Delivery Networking products and related license updates and maintenance and from sales of our Mobility Apps division’s Communications Cloud, Documents Cloud and Workflow Cloud products. The Enterprise and Service Provider division and the Mobility Apps division constitute our two reportable segments. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 for additional information regarding our reportable segments. We evaluate goodwill between these segments, which represent our reporting units.
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
In the fourth quarter of 2014, we performed a qualitative assessment to determine whether further quantitative impairment testing for goodwill and certain intangible assets is necessary, which we refer to this assessment as the Qualitative Screen. In performing the Qualitative Screen, we are required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If after performing the Qualitative Screen impairment indicators are present, we would perform a quantitative impairment test to estimate the fair value of goodwill and certain intangible assets. In doing so, we would estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the goodwill and certain intangible assets carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our results of operations. As a result of the Qualitative Screen, no further quantitative impairment test was deemed necessary. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2014 and 2013.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2014, we had approximately $164.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2014, we determined that a $15.2 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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
The following discussion relating to the individual financial statement captions, our overall financial performance, operations and financial position should be read in conjunction with the factors and events described in “— Overview” and Part 1 – Item 1A entitled “Risk Factors,” included in this Annual Report on Form 10-K for the year ended December 31, 2014, which could impact our future performance and financial position.
Convertible Senior Notes
In April 2014, we completed a private placement of our Convertible Notes due 2019 with a net share settlement feature, meaning that upon conversion, the principal amount will be settled in cash and the remaining amount, if any, will be settled in shares of our common stock or a combination of cash and shares of our common stock, at our election. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we first determine the carrying amount of the liability component by measuring the fair value of a similar liability that does not have an associated equity component. Then we determine the carrying amount of the equity component represented by the embedded conversion option by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. Debt discount and debt issuance costs are amortized to interest expense using the effective interest method.

Results of Operations
The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from year-to-year (in thousands other than percentages):

	Year Ended December 31,			2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012
Revenues:
Product and licenses	$899,736	$891,630	$830,645	0.9%	7.3%
Software as a service	651,562	582,872	511,323	11.8	14.0
License updates and maintenance	1,416,017	1,305,053	1,125,094	8.5	16.0
Professional services	175,541	138,879	119,061	26.4	16.6
Total net revenues	3,142,856	2,918,434	2,586,123	7.7	12.8
Cost of net revenues:
Cost of product and license revenues	124,110	114,932	96,962	8.0	18.5
Cost of services and maintenance revenues	349,683	289,990	227,150	20.6	27.7
Amortization of product related intangible assets	146,426	97,873	80,025	49.6	22.3
Total cost of net revenues	620,219	502,795	404,137	23.4	24.4
Gross margin	2,522,637	2,415,639	2,181,986	4.4	10.7
Operating expenses:
Research and development	553,817	516,338	450,571	7.3	14.6
Sales, marketing and services	1,280,265	1,216,680	1,060,829	5.2	14.7
General and administrative	319,922	260,236	245,259	22.9	6.1
Amortization of other intangible assets	45,898	41,668	34,549	10.2	20.6
Restructuring	20,424	—	—	*	*
Total operating expenses	2,220,326	2,034,922	1,791,208	9.1	13.6
Income from operations	302,311	380,717	390,778	(20.6)	(2.6)
Interest income	9,421	8,194	10,152	15.0	(19.3)
Interest expense	28,332	128	312	*	(59.0)
Other (expense) income, net	(7,694)	(893)	9,611	761.6	(109.3)
Income before income taxes	275,706	387,890	410,229	(28.9)	(5.4)
Income taxes	23,983	48,367	57,682	(50.4)	(16.1)
Net income	251,723	339,523	352,547	(25.9)	(3.7)

*	not meaningful
Revenues by Segment
Net revenues of our Enterprise and Service Provider division include Product and licenses, License updates and maintenance, and Professional services. Product and licenses primarily represent fees related to the licensing of the following major products:

•	Workspace Services is primarily comprised of our desktop and application virtualization products, which include XenDesktop and XenApp and our mobility products which include XenMobile products; and

•	Delivery Networking is primarily comprised of our cloud networking products, which include NetScaler, CloudBridge and ByteMobile Smart Capacity.
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
Our SaaS revenues from our Mobility Apps products, which are recognized ratably over the contractual term, consist of fees related to our mobility apps products including:

•	Communications Cloud products, which primarily include GoToMeeting, GoToWebinar and GoToTraining;

•	Documents Cloud products, which primarily include ShareFile and GoToMyPC; and

•	Workflow Cloud products, which primarily includes GoToAssist.

	Year Ended December 31,			2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012
	(In thousands)
Revenues:
Product and licenses	$899,736	$891,630	$830,645	$8,106	$60,985
Software as a Service	651,562	582,872	511,323	68,690	71,549
License updates and maintenance	1,416,017	1,305,053	1,125,094	110,964	179,959
Professional Services	175,541	138,879	119,061	36,662	19,818
Total net revenues	$3,142,856	$2,918,434	$2,586,123	$224,422	$332,311
Product and licenses
Product and licenses revenue increased during 2014 when compared to 2013 primarily due to increased sales of our Delivery Networking products of $48.2 million, led by NetScaler, partially offset by a decrease in sales of our Workspace Services solutions of $40.8 million, primarily XenDesktop and XenApp. These Product and licenses revenue results were primarily due to the factors discussed in the Executive Summary Overview above. Product and licenses revenue increased during 2013 when compared to 2012 primarily due to increased sales of our Delivery Networking products of $87.4 million, led by NetScaler, partially offset by a decrease in sales of our Workspace Services solutions of $30.9 million, primarily XenDesktop and XenApp. We currently target Product and licenses revenue to increase when comparing the first quarter of 2015 to the first quarter of 2014.
Software as a Service
Software as a Service revenue increased during 2014 when compared to 2013 primarily due to increased sales of our Communications Cloud products of $46.6 million, led by GoToMeeting, and due to increased sales of our Documents Cloud products of $22.9 million. Software as a Service revenue increased during 2013 when compared to 2012 primarily due to increased sales of our Communications Cloud product of $45.4 million and due to increased sales of our Documents Cloud products of $15.9 million. We currently target our Software as a Service revenue to increase when comparing the first quarter of 2015 to the first quarter of 2014.
License updates and maintenance
License updates and maintenance revenue increased during 2014 when compared to 2013 primarily due to an increase in maintenance revenues of $68.9 million, primarily driven by increased sales of maintenance and support contracts across all of our Enterprise and Service Provider division's products and an increase in renewals of our Subscription Advantage product of $42.0 million. License updates and maintenance revenue increased during 2013 when compared to 2012 primarily due to an increase in maintenance revenues of $100.3 million, primarily driven by increased sales of maintenance and support contracts across all of our Enterprise and Service Provider division's products and an increase in sales and renewals of our Subscription Advantage product of $79.7 million. We currently are targeting that License updates and maintenance revenue will increase when comparing the first quarter of 2015 to the first quarter of 2014.

Professional services
Professional services revenue increased during 2014 when compared to 2013 primarily due to increases in product training and certification and consulting revenues related to increased implementation sales of our Enterprise and Service Provider division's products. Professional services revenue increased during 2013 when compared to 2012 primarily due to increases in consulting revenues related to increased implementation sales of our Enterprise and Service Provider division's products. We currently target Professional services revenue to be consistent when comparing the first quarter of 2015 to the first quarter of 2014.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance contracts for our software and hardware products. Deferred revenues also include SaaS revenue from annual service agreements and Professional services revenue primarily related to our consulting contracts. Deferred revenues increased approximately $146.1 million as of December 31, 2014 compared to December 31, 2013 primarily due to an increase in sales of our hardware maintenance offerings of $66.2 million, an increase in license updates and software maintenance offerings of $49.1 million, an increase related to our support contracts of $26.0 million and increased sales of our Mobility Apps products of $7.5 million. We currently target deferred revenue to increase in 2015.
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
International Revenues
International revenues (sales outside the United States) accounted for approximately 45.2% of our net revenues for the year ended December 31, 2014, 45.4% of our net revenues for the year ended December 31, 2013 and 45.3% of our net revenues for the year ended December 31, 2012. For detailed information on international revenues, please refer to Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014.
Segment Revenues
Our revenues are derived from sales of Enterprise and Service Provider division products which primarily include Workspace Services solutions, Delivery Networking products and related License updates and maintenance and Professional services and from our Mobility Apps division’s Communications Cloud, Documents Cloud and Workflow Cloud products. The Enterprise and Service Provider division and the Mobility Apps division constitute our two reportable segments.
An analysis of our reportable segment net revenue is presented below:

	Year Ended December 31,			Revenue Growth	Revenue Growth
	2014	2013	2012	2014 to 2013	2013 to 2012
	(In thousands)
Enterprise and Service Provider division	$2,491,294	$2,335,562	$2,074,800	6.7%	12.6%
Mobility Apps division	651,562	582,872	511,323	11.8%	14.0%
Consolidated net revenues	$3,142,856	$2,918,434	$2,586,123	7.7%	12.8%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 11 of our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 for additional information on our segment revenues.

Cost of Net Revenues

	Year Ended December 31,			2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012
	(In thousands)
Cost of product and license revenues	$124,110	$114,932	$96,962	$9,178	$17,970
Cost of services and maintenance revenues	349,683	289,990	227,150	59,693	62,840
Amortization of product related intangible assets	146,426	97,873	80,025	48,553	17,848
Total cost of net revenues	$620,219	$502,795	$404,137	$117,424	$98,658
Cost of product and license revenues consists primarily of hardware, shipping expense, royalties, product media and duplication, manuals and packaging materials. Cost of services and maintenance revenues consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to providing our Mobility Apps, which includes the cost to support the voice and video offerings in our Communications Cloud products. Also included in Cost of net revenues is amortization of product related intangible assets.
Cost of product and license revenues increased during 2014 when compared to 2013 and during 2013 when compared to 2012 primarily due to increased sales of our Delivery Networking products, as described above, many of which contain hardware components that have a higher cost than our other software products. We currently are targeting cost of product and license revenues will increase when comparing the first quarter of 2015 to the first quarter of 2014 consistent with the targeted increase in sales of our hardware products.
Cost of services and maintenance revenues increased during 2014 compared to 2013 consistent with the increase in sales of our Communications Cloud products and cost for infrastructure to support the voice and video offerings in our Communications Cloud products of $26.6 million. Also contributing to the increase in Cost of services and maintenance revenues is an increase in education costs of $14.8 million related to the increase in product training and certification programs as described above and maintenance and support costs of $16.2 million related to increased sales of our Enterprise and Service Provider division's products as described above. Cost of services and maintenance revenues increased during 2013 compared to 2012 consistent with the increase in sales of our Communications Cloud products and cost for infrastructure to support the voice and video offerings in our Communications Cloud products of $30.5 million. Also contributing to the increase in Cost of services and maintenance revenues is an increase in consulting costs of $16.8 million and maintenance and support costs of $15.1 million related to increased sales of our Enterprise and Service Provider division's products as described above. We currently are targeting cost of services and maintenance revenues will increase when comparing the first quarter of 2015 to the first quarter of 2014 consistent with the increase in Software as a Service revenues as discussed above.
Amortization of product related intangible assets increased during 2014 compared to 2013 primarily due to the impairment of certain intangible assets related to our Enterprise and Service Provider division, partially offset by certain intangible assets becoming fully amortized during 2014.
Gross Margin
Gross margin as a percent of revenue was 80.3% for 2014, 82.8% for 2013 and 84.4% for 2012. The decrease in gross margin as a percentage of net revenue is primarily due to impairment charges recorded in relation to certain intangible assets during 2014 and the increase in sales of our Delivery Networking products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. When comparing the first quarter of 2015 to the first quarter of 2014, we expect gross margin to remain consistent.
Operating Expenses
Foreign Currency Impact on Operating Expenses
The functional currency for all of our wholly-owned foreign subsidiaries in our Enterprise and Service Provider division is the U.S. dollar. A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to 12 months in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the timeframe for which we hedge our risk. Effective in January 2015, the functional currency of our wholly-owned foreign subsidiaries of our Mobility Apps division became the U.S. dollar as a result of a reorganization in the foreign subsidiaries' operations.
Research and Development Expenses

	Year Ended December 31,			2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012
	(In thousands)
Research and development	$553,817	$516,338	$450,571	$37,479	$65,767
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during 2014 as compared to 2013 and during 2013 as compared to 2012 primarily due to an increase in compensation, including stock-based compensation and employee-related costs, primarily related to increased headcount from strategic hiring and acquisitions.
Sales, Marketing and Services Expenses

	Year Ended December 31,			2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012
	(In thousands)
Sales, marketing and services	$1,280,265	$1,216,680	$1,060,829	$63,585	$155,851
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
Sales, marketing and services expenses increased during 2014 compared to 2013 primarily due to a $33.3 million increase in compensation, including variable compensation and employee-related costs due to additional headcount in our sales force and professional services group, as well as from our acquisitions. Also contributing to the increase in Sales, marketing and services expense when comparing 2014 to 2013 is a $12.0 million increase in professional fees related to strategic initiatives and a $10.9 million increase in marketing program costs related to various marketing campaigns and events.
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
General and Administrative Expenses

	Year Ended December 31,			2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012
	(In thousands)
General and administrative	$319,922	$260,236	$245,259	$59,686	$14,977
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during 2014 compared to 2013 primarily due to a charge related to a previously disclosed patent lawsuit of $20.7 million, an increase in compensation and employee related costs of $20.2 million due to additional headcount primarily in information technology and facilities, as well as from our acquisitions and an increase in professional fees of $19.0 million primarily related to projects to support business growth.
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
Restructuring Expenses

	Year Ended December 31,			2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012
	(In thousands)
Restructuring	$20,424	$—	$—	$20,424	$—
In March 2014, we implemented the 2014 Restructuring Program, which included the reduction of our headcount by approximately 320 full-time positions. The pre-tax charges we incurred were primarily related to severance and other costs directly related to the reduction of our workforce. The restructuring program is expected to be completed by the end of the first quarter of 2015. Additionally, in January 2015, we implemented the 2015 Restructuring Program and anticipate incurring pre-tax charges related to employee severance arrangements and the consolidation of leased facilities. For more information, see “—Executive Summary— Overview” and Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014.
2015 Operating Expense Outlook
When comparing the first quarter of 2015 to the fourth quarter of 2014, we are targeting operating expenses to increase in Sales, marketing and services as we refocus our investments on our highest growth opportunities, while remaining at consistent levels across all other functional areas. We also expect to incur charges in the first quarter of 2015 related to the 2015 Restructuring Program.
Interest Expense

	Year Ended December 31,			2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012
	(In thousands)
Interest expense	$28,332	$128	$312	$28,204	$(184)
Interest expense in 2014 consists primarily of interest on our convertible senior notes. The increase was primarily due to interest expense associated with the issuance of our convertible senior notes. We currently are targeting interest expense will increase when comparing the first quarter of 2015 to the first quarter of 2014 as we entered into our convertible senior note in April 2014.
Amortization of Other Intangible Assets

	Year Ended December 31,			2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012
	(In thousands)
Amortization of other intangible assets	$45,898	$41,668	$34,549	$4,230	$7,119
Amortization of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions.
The increase in Amortization of other intangible assets when comparing 2014 to 2013 was primarily due to impairments of certain intangible assets within the Enterprise and Service Provider division during the fourth quarter of 2014 and amortization of other intangible assets acquired in conjunction with our 2014 acquisitions.
The increase in Amortization of other intangible assets when comparing 2013 to 2012 was primarily due to amortization of other intangible assets acquired in conjunction with our acquisitions, primarily Zenprise.

As of December 31, 2014, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $227.2 million. For more information regarding our acquisitions see, “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014.
Other (expense) income, net

	Year Ended December 31,			2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012
	(In thousands)
Other (expense) income, net	$(7,694)	$(893)	$9,611	$(6,801)	$(10,504)
Other (expense) income, net is primarily comprised of remeasurement of foreign currency transaction gains (losses), realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other (expense) income, net when comparing 2014 to 2013 is primarily driven by losses on the remeasurement of foreign currency transactions.
The change in Other (expense) income, net when comparing 2013 to 2012 is primarily driven by strategic investment activity. 2013 included a gain of $6.0 million and 2012 included a gain of $16.5 million from the sales of companies we invest in.
Income Taxes
As of December 31, 2014, our net unrecognized tax benefits totaled approximately $66.9 million as compared to $63.8 million as of December 31, 2013. All amounts included in this balance affect the annual effective tax rate. We have no amounts accrued for the payment of interest and penalties as of December 31, 2014.
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
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2014, we had approximately $164.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2014, we determined that $15.2 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 8.7% for the year ended December 31, 2014 and 12.5% for the year ended December 31, 2013. The decrease in the effective tax rate when comparing the year ended December 31, 2014 to the year ended December 31, 2013 was primarily due to the impact of the IRS settlement for the tax years 2009 and 2010 that closed during the three months ended June 30, 2014 and the decrease in pre-tax earnings.
We currently target our effective tax rate to increase in 2015 compared to 2014 due to the expiration of the federal research and development credit.
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
The federal research and development credit expired on December 31, 2013. On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2013 and before January 1, 2015. The effects of these changes in the tax law result in net tax benefits of approximately $12.3 million, which was recognized in the fourth quarter of 2014, the quarter in which the law was enacted. This credit has not been extended for the 2015 tax year and may increase the effective tax rate in future years if not extended.
Liquidity and Capital Resources
During 2014, we generated operating cash flows of $846.0 million. These operating cash flows related primarily to net income of $251.7 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $330.3 million and stock-based compensation expense of $169.3 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $96.9 million, net of effects of acquisitions. Our investing activities used $569.5 million of cash consisting primarily of net purchases of investments of $289.7 million, cash paid for the purchase of property and equipment of $165.4 million and cash paid for acquisitions of $101.1 million. Our financing activities used cash of $292.7 million primarily due to stock repurchases of $1.6 billion, the purchase of hedges on the convertible senior notes of $184.3 million and cash paid for tax withholding on vested stock awards of $33.7 million. This financing cash outflow was partially offset by proceeds from the issuance of convertible senior notes of $1.4 billion, proceeds from the issuance of warrants of $101.8 million and the issuance of common stock under our employee stock-based compensation plans of $46.6 million.
During 2013, we generated operating cash flows of $928.3 million. These operating cash flows related primarily to net income of $339.5 million, adjusted for, among other things, non-cash charges including depreciation and amortization expenses of $267.5 million and stock-based compensation expense of $183.9 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $190.5 million, net of the effects of acquisitions. Our investing activities used $938.2 million of cash consisting primarily of cash paid for acquisitions of $334.9 million, the purchase of property and equipment of $162.9 million and $19.0 million in cash paid for licensing agreements and product related intangible assets and other investments. These investing cash outflows were partially offset by net sales of investments of $433.5 million. Our financing activities used cash of $352.3 million primarily due to stock repurchases of $406.3 million. This financing cash outflow was partially offset by proceeds received from the issuance of common stock under our employee stock-based compensation plans of $73.7 million.
Convertible Senior Notes and Accelerated Share Repurchase
In April 2014, we completed a private placement of $1.25 billion principal amount of 0.500% Convertible Senior Notes due 2019. Thereafter, in May 2014, we issued an additional $187.5 million principal amount of Convertible Notes pursuant to the full exercise of the over-allotment option granted to the initial purchasers in the offering, or the Over-Allotment Option. The net proceeds from this offering were approximately $1.42 billion (including the proceeds from the Over-Allotment Option), after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. We used approximately $82.5 million of the net proceeds to pay the cost of certain bond hedges entered into in connection with the offering (after such cost was partially offset by the proceeds to us from certain warrant transactions). Please see Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 for additional details on the Convertible Notes offering and the related bond hedges and warrant transactions.
We used the remainder of the net proceeds from the offering and a portion of our existing cash and investments to purchase an aggregate of approximately $1.5 billion of our common stock under our share repurchase program. We used approximately $101.0 million to purchase shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of our common stock through an accelerated share repurchase transaction, or the ASR, which we entered into with Citibank, N.A., or Citibank, on April 25, 2014, and which is discussed in further detail in Note 8 to our consolidated financial statements. We intend to use the remaining net proceeds resulting from the exercise of the Over-Allotment Option for working capital and general corporate purposes.
Credit Facility
Subsequent Event
On January 7, 2015, we entered into a credit agreement, or Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250 million unsecured revolving credit facility for a term of five years, of which we have drawn $95 million to date. We may elect to increase the revolving credit facility by up to $250 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement.
The Credit Agreement requires us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. In addition, the Credit Agreement contains customary representations and warranties. Please see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 for additional details on our Credit Agreement.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2015. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. In January 2015, we drew $95 million under our $250 million credit facility. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.
Cash, Cash Equivalents and Investments

	December 31,		2014 Compared to 2013
	2014	2013
	(In thousands)
Cash, cash equivalents and investments	$1,862,519	$1,590,416	$272,103
The increase in cash, cash equivalents and investments at December 31, 2014 as compared to December 31, 2013, is primarily due to proceeds from the issuance of convertible senior notes of $1.42 billion, cash provided by our operating activities of $846.0 million, and proceeds from the issuance of warrants of $101.8 million, partially offset by expenditures made on stock repurchases of $1.6 billion, the purchase of hedges on the convertible senior notes of $184.3 million, purchases of property and equipment of $165.4 million, and cash paid for acquisitions, net of cash acquired, of $101.1 million. As of December 31, 2014, $1.38 billion of the $1.86 billion of cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. See “– Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a minimum weighted-average credit rating of AA-/Aa3. We values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, and accordingly, we classify all of our fixed income available-for-sale securities as Level 2. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 for more information regarding our available-for-sale investments.
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

Investments
(in thousands)
Balance at December 31, 2013	$10,291
Purchases of Level 3 securities	2,050
Proceeds received on Level 3 securities	(10,441)
Total net realized gains included in earnings	3,441
Transfers into Level 3	732
Balance at December 31, 2014	$6,073
Transfers into Level 3 relate to certain of our investments in convertible debt securities of early-stage entities that were reclassified from cost method investments, which were previously included in Other assets in the accompanying consolidated balance sheets. During the year ended December 31, 2014, two of the early-stage entities in which we held convertible debt securities were acquired and as a result of such sale transactions we recorded gains of $3.9 million, which were included in Other (expense) income, net in the accompanying consolidated statements of income.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During 2014, certain cost method investments with a combined carrying value of $8.3 million were determined to be impaired and have been written down to their fair values of zero, resulting in impairment charges of $8.3 million. During 2013, certain cost method investments with a combined carrying value of $9.3 million were determined to be impaired and have been written down to their fair values of $5.6 million resulting in impairment charges of $3.7 million. The impairment charges are included in Other (expense) income, net in the accompanying consolidated financial statements for the years ended December 31, 2014 and 2013. In determining the fair value of cost method investments, we consider many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 for further information regarding cost method investments.
Additional Disclosures Regarding Fair Value Measurements
As of December 31, 2014, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the year ended December 31, 2014, and carrying value of debt instruments (carrying value excludes the equity component of our Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
Convertible Senior Notes	$1,530,938	$1,292,953
The carrying value of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short maturity of these items.
Accounts Receivable, Net

	December 31,		2014 Compared to 2013
	2014	2013
	(In thousands)
Accounts receivable	$680,377	$660,175	$20,202
Allowance for returns	(2,185)	(2,062)	(123)
Allowance for doubtful accounts	(3,791)	(3,292)	(499)
Accounts receivable, net	$674,401	$654,821	$19,580
The increase in accounts receivable at December 31, 2014 compared to December 31, 2013 was primarily due to an increase in sales, particularly in the last month of 2014 compared to the last month of 2013. The activity in our allowance for returns was comprised primarily of $5.0 million of provisions for returns recorded during 2014, partially offset by $4.9 million in credits issued for returns. The activity in our allowance for doubtful accounts was comprised primarily of $2.9 million in provisions for doubtful accounts, partially offset by $2.4 million of uncollectible accounts written off, net of recoveries.
From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At December 31, 2014, two distributors, the Arrow Group and Ingram Micro, accounted for 11% and 10% of gross accounts receivable, respectively. At December 31, 2013, one distributor, Ingram Micro, accounted for 10% of our accounts receivable. For more information regarding significant customers see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014.

Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $5.4 billion, of which $1.5 billion was approved in April 2014. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At December 31, 2014, approximately $288.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2014. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit.
In April 2014, in connection with the $1.5 billion increase in repurchase authority granted to us under our ongoing stock repurchase program, we used approximately $101.0 million to purchase 1.7 million shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the Convertible Notes offering discussed above, and an additional $1.4 billion to purchase additional shares of our common stock through our ASR with Citibank. Under the ASR agreement, we paid approximately $1.4 billion to Citibank upon consummation of the ASR and received, in the aggregate, approximately 21.8 million shares of our common stock, including approximately 2.6 million shares delivered in October 2014 in final settlement in connection with Citibank's election to accelerate the ASR. The total number of shares of our common stock that we repurchased under the ASR Agreement was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, less a discount.
See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 for detailed information on our Convertible Notes offering and the transactions related thereto and Note 8 to our consolidated financial statement for detailed information on the ASR.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan.
During the year ended December 31, 2014, we expended approximately $139.9 million on open market purchases under the stock repurchase program, repurchasing 2,046,400 shares of outstanding common stock at an average price of $68.36.
During the year ended December 31, 2013, we expended approximately $406.3 million on open market purchases, repurchasing 6,563,986 shares of outstanding common stock at an average price of $61.90.
During the year ended December 31, 2012, we expended approximately $251.0 million on open market purchases, repurchasing 3,550,817 shares of outstanding common stock at an average price of $70.69.
Shares for Tax Withholding
During the years ended December 31, 2014, we withheld 560,239 shares, in 2013 we withheld 444,657 shares and in 2012, we withheld 269,745 shares from stock units that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of stock unit awards was $33.7 million for 2014, $31.0 million for 2013 and $20.2 million for 2012. These shares are reflected as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2014 and the related cash outlays reduce our total stock repurchase authority.

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

The following table summarizes our significant contractual obligations at December 31, 2014 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$401,180	$55,678	$93,781	$69,926	$181,795
Convertible senior notes (1)	1,437,500			1,437,500
Purchase obligations(2)	27,100	27,100	—	—	—
Total contractual obligations(3)	$1,865,780	$82,778	$93,781	$1,507,426	$181,795

(1)
During the second quarter of 2014, we completed a private placement of $1.44 billion principal amount of 0.500% Convertible Senior Notes due 2019. The amount above represents the principal balance to be repaid. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 for detailed information on the Convertible Notes offering and the transactions related thereto.

(2)
Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end of approximately $10.7 million and a contingent obligation to purchase inventory, which is based on amount of usage, of approximately $16.4 million.

(3)
Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $66.9 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014 for further information.

As of December 31, 2014, we did not have any individually material capital lease obligations or other material long-term commitments reflected on our consolidated balance sheets.
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
We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2014. Actual results could differ materially.
Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014.
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
At December 31, 2014 and 2013, we had in place foreign currency forward sale contracts with a notional amount of $60.9 million and $49.7 million, respectively, and foreign currency forward purchase contracts with a notional amount of $209.2 million and $210.7 million, respectively. At December 31, 2014, these contracts had an aggregate fair value liability of $8.5 million and at December 31, 2013, these contracts had an aggregate fair value asset of $3.2 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2014 market rates, the fair value of our foreign currency forward contracts would decrease by $14.0 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2014 market rates would increase the fair value of our foreign currency forward contracts by $14.0 million, resulting in a net asset position. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as the prices of our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.
Exposure to Interest Rates
We have interest rate exposures resulting from our interest-based available-for-sale investments. We maintain available-for-sale investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2014 and 2013 levels, the fair value of the available-for-sale portfolio would decline by approximately $15.9 million and $13.2 million, respectively. If market interest rates were to decrease by 100 basis points from December 31, 2014 and 2013 levels, the fair value of the available-for-sale portfolio would increase by approximately $11.0 million and $8.0 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale and trading investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-41 of this Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2014, our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or the COSO criteria. Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Citrix Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Citrix Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
February 19, 2015

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2014.
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
4.2
Indenture, dated as of April 30, 2014, between Citrix Systems, Inc. and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2014)

4.3	Form of 0.500% Convertible Senior Notes due 2019 (included in Exhibit 4.2)
10.1*	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)
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

10.13*†	Form of Long Term Incentive Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan
10.14*	Amended and Restated 2005 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011)
10.15*	Amendment to Amended and Restated 2005 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)
10.16*	Citrix Systems, Inc. Executive Bonus Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)
10.17*
Change in Control Agreement dated as of August 4, 2005 by and between the Company and Mark B. Templeton (incorporated by reference herein to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.18*
Form of Change in Control Agreement by and between the Company and each of David J. Henshall, David R. Freidman and Alvaro J. Monserrat (incorporated by reference herein to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.19*
Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between the Company and Mark Templeton (incorporated by reference herein to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.20*
Form of First Amendment to Change of Control Agreement between the Company and each of David J. Henshall, David R. Friedman and Alvaro J. Monserrat (incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.21*
Form of Amendment to Change in Control Agreements by and between the Company and each of David J. Henshall, David R. Freidman and Alvaro J. Monserrat (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.22*
Form of Indemnification Agreement by and between the Company and each of its Directors and executive officers (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

Exhibit No.	Description
10.23*
Form of Change in Control Agreement by and between the Company and each of Catherine Courage, Sudhakar Ramakrishna, Christopher Hylen, Geir Ramleth, Robson Grieve and Carlos Sartorius (incorporated by reference herein to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.24*	Citrix Systems, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2014)
10.25
Form of Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2014)

10.26
Form of Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.27
Form of Additional Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.28
Form of Additional Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.29
Master Confirmation between Citibank, N.A. and Citrix Systems, Inc., dated April 25, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 30, 2014)

21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.
(b) Exhibits.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2014, the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C., 20549 and at the Commission’s regional offices at 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604 and 3 World Financial Center, Suite 400, New York, NY 10281-1022.
(c) Financial Statement Schedule.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2014 the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 19th day of February, 2015.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 19th day of February, 2015.

Signature	Title(s)

/S/ MARK B. TEMPLETON	President, Chief Executive Officer and Director (Principal Executive Officer)
Mark B. Templeton

/S/ DAVID J. HENSHALL	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
David J. Henshall

/S/ DAVID ZALEWSKI	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
David Zalewski

/S/ THOMAS F. BOGAN	Chairman of the Board of Directors
Thomas F. Bogan

/S/ NANCI CALDWELL	Director
Nanci Caldwell

/S/ ROBERT D. DALEO	Director
Robert D. Daleo

/S/ MURRAY J. DEMO	Director
Murray J. Demo

/S/ STEPHEN M. DOW	Director
Stephen M. Dow

/S/ ASIFF S. HIRJI	Director
Asiff S. Hirji

/S/ GARY E. MORIN	Director
Gary E. Morin

/S/ GODFREY R. SULLIVAN	Director
Godfrey R. Sullivan

/S/ FRANCIS A. DESOUZA	Director
Francis A. deSouza

/S/ ROBERT M. CALDERONI	Director
Robert M. Calderoni

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citrix Systems Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
February 19, 2015

CITRIX SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$260,149	$280,740
Short-term investments, available-for-sale	529,260	453,976
Accounts receivable, net of allowances of $5,976 and $5,354 at December 31, 2014 and 2013, respectively	674,401	654,821
Inventories, net	12,617	14,107
Prepaid expenses and other current assets	166,005	110,981
Current portion of deferred tax assets, net	45,892	48,470
Total current assets	1,688,324	1,563,095
Long-term investments, available-for-sale	1,073,110	855,700
Property and equipment, net	367,779	338,996
Goodwill	1,796,851	1,768,949
Other intangible assets, net	390,717	509,595
Long-term portion of deferred tax assets, net	128,198	115,418
Other assets	67,028	60,496
Total assets	$5,512,007	$5,212,249
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$79,884	$78,452
Accrued expenses and other current liabilities	298,079	257,606
Income taxes payable	12,053	29,322
Current portion of deferred revenues	1,200,093	1,098,681
Total current liabilities	1,590,109	1,464,061
Long-term portion of deferred revenues	357,771	313,059
Convertible notes	1,292,953	—
Other liabilities	97,529	115,322
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 294,674 and 291,078 shares issued and outstanding at December 31, 2014 and 2013, respectively	295	291
Additional paid-in capital	4,292,706	3,974,297
Retained earnings	3,155,264	2,903,541
Accumulated other comprehensive (loss) income	(36,790)	4,951
	7,411,475	6,883,080
Less - common stock in treasury, at cost (133,898 and 107,789 shares at December 31, 2014 and 2013, respectively)	(5,237,830)	(3,563,273)
Total stockholders' equity	2,173,645	3,319,807
Total liabilities and stockholders' equity	$5,512,007	$5,212,249
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share information)
Revenues:
Product and licenses	$899,736	$891,630	$830,645
Software as a service	651,562	582,872	511,323
License updates and maintenance	1,416,017	1,305,053	1,125,094
Professional services	175,541	138,879	119,061
Total net revenues	3,142,856	2,918,434	2,586,123
Cost of net revenues:
Cost of product and license revenues	124,110	114,932	96,962
Cost of services and maintenance revenues	349,683	289,990	227,150
Amortization of product related intangible assets	146,426	97,873	80,025
Total cost of net revenues	620,219	502,795	404,137
Gross margin	2,522,637	2,415,639	2,181,986
Operating expenses:
Research and development	553,817	516,338	450,571
Sales, marketing and services	1,280,265	1,216,680	1,060,829
General and administrative	319,922	260,236	245,259
Amortization of other intangible assets	45,898	41,668	34,549
Restructuring	20,424	—	—
Total operating expenses	2,220,326	2,034,922	1,791,208
Income from operations	302,311	380,717	390,778
Interest income	9,421	8,194	10,152
Interest expense	28,332	128	312
Other (expense) income, net	(7,694)	(893)	9,611
Income before income taxes	275,706	387,890	410,229
Income taxes	23,983	48,367	57,682
Net income	$251,723	$339,523	$352,547
Earnings per share:
Basic	$1.48	$1.82	$1.89
Diluted	$1.47	$1.80	$1.86
Weighted average shares outstanding:
Basic	169,879	186,672	186,722
Diluted	171,270	188,245	189,129
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)

Net income	$251,723	$339,523	$352,547
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(21,804)	8,482	2,457

Available for sale securities:
Change in net unrealized gains	(911)	(985)	3,603
Less: reclassification adjustment for net gains included in net income	(1,317)	(203)	(3,443)
Net change (net of tax effect)	(2,228)	(1,188)	160

(Loss) gain on pension liability	(6,512)	2,500	(3,925)

Cash flow hedges:
Change in unrealized gains	(9,074)	(67)	(653)
Less: reclassification adjustment for net (gains) losses included in net income	(2,123)	2,929	5,817
Net change (net of tax effect)	(11,197)	2,862	5,164

Other comprehensive (loss) income	(41,741)	12,656	3,856

Comprehensive income	$209,982	$352,179	$356,403
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) income	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2011	282,774	$283	$3,385,053	$2,211,471	$(11,561)	(96,960)	$(2,854,756)	$2,730,490
Shares issued under stock-based compensation plans	3,983	3	108,406	—	—	—	—	108,409
Stock-based compensation expense	—	—	145,967	—	—	—	—	145,967
Common stock issued under employee stock purchase plan	366	1	24,884	—	—	—	—	24,885
Tax benefit from employer stock plans	—	—	24,839	—	—	—	—	24,839
Stock repurchases, net	—	—	—	—	—	(3,551)	(251,008)	(251,008)
Restricted shares turned in for tax withholding	—	—	—	—	—	(270)	(20,170)	(20,170)
Other	—	—	1,962	—	—	—	—	1,962
Other comprehensive income, net of tax	—	—	—	—	3,856	—	—	3,856
Net income	—	—	—	352,547	—	—	—	352,547
Balance at December 31, 2012	287,123	287	3,691,111	2,564,018	(7,705)	(100,781)	(3,125,934)	3,121,777
Shares issued under stock-based compensation plans	3,545	3	73,655	—	—	—	—	73,658
Stock-based compensation expense	—	—	179,098	—	—	—	—	179,098
Common stock issued under employee stock purchase plan	410	1	30,141	—	—	—	—	30,142
Tax deficiency from employer stock plans, net	—	—	(620)	—	—	—	—	(620)
Stock repurchases, net	—	—	—	—	—	(6,564)	(406,326)	(406,326)
Restricted shares turned in for tax withholding	—	—	—	—	—	(444)	(31,013)	(31,013)
Other	—	—	912	—	—	—	—	912
Other comprehensive income, net of tax	—	—	—	—	12,656	—	—	12,656
Net income	—	—	—	339,523	—	—	—	339,523
Balance at December 31, 2013	291,078	291	3,974,297	2,903,541	4,951	(107,789)	(3,563,273)	3,319,807
Shares issued under stock-based compensation plans	3,031	3	46,618	—	—	—	—	46,621
Stock-based compensation expense	—	—	164,040	—	—	—	—	164,040
Common stock issued under employee stock purchase plan	565	1	33,908	—	—	—	—	33,909
Tax deficiency from employer stock plans, net	—	—	(14,679)	—	—	—	—	(14,679)
Stock repurchases, net	—	—	—	—	—	(25,549)	(1,640,885)	(1,640,885)
Restricted shares turned in for tax withholding	—	—	—	—	—	(560)	(33,672)	(33,672)
Other comprehensive loss, net of tax	—	—	—	—	(41,741)	—	—	(41,741)
Convertible note tax impact	—	—	8,166	—	—	—	—	8,166
Equity component of convertible note issuance	—	—	162,869	—	—	—	—	162,869
Purchase of convertible note hedges	—	—	(184,288)	—	—	—	—	(184,288)
Issuance of warrants	—	—	101,775	—	—	—	—	101,775
Net income	—	—	—	251,723	—	—	—	251,723
Balance at December 31, 2014	294,674	$295	$4,292,706	$3,155,264	$(36,790)	(133,898)	$(5,237,830)	$2,173,645

See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating Activities
Net income	$251,723	$339,523	$352,547
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	192,325	139,541	114,574
Depreciation and amortization of property and equipment	137,945	127,959	100,299
Amortization of debt discount and transaction costs	23,293	—	—
Stock-based compensation expense	169,287	183,941	149,940
Loss (gain) on investments	1,124	(2,441)	(14,477)
Provision for doubtful accounts	2,861	1,046	1,784
Provision for product returns	5,049	4,473	10,743
Provision for inventory reserves	2,656	1,905	1,022
Deferred income tax benefit	(36,982)	(51,848)	(70,791)
Excess tax benefit from stock-based compensation, net	(6,132)	(12,552)	(35,374)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	5,233	5,888	1,706
Other non-cash items	729	434	1,178
Total adjustments to reconcile net income to net cash provided by operating activities	497,388	398,346	260,604
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(30,962)	(22,951)	(107,628)
Inventories	(1,167)	(5,591)	(2,024)
Prepaid expenses and other current assets	(8,133)	(7,928)	(16,606)
Other assets	1,498	5,076	(1,497)
Income taxes, net	(79,119)	(7,374)	71,255
Accounts payable	40	3,092	(426)
Accrued expenses and other current liabilities	62,195	23,028	45,135
Deferred revenues	146,123	201,455	216,798
Other liabilities	6,395	1,667	369
Total changes in operating assets and liabilities, net of the effects of acquisitions	96,870	190,474	205,376
Net cash provided by operating activities	845,981	928,343	818,527
Investing Activities
Purchases of available-for-sale investments	(2,390,950)	(1,703,976)	(1,435,367)
Proceeds from sales of available-for-sale investments	1,694,886	766,192	1,256,295
Proceeds from maturities of available-for-sale investments	406,334	504,314	437,991
Proceeds related to cost method investments	4,049	12,067	24,252
Purchases of property and equipment	(165,417)	(162,889)	(122,958)
Purchases of cost method investments	(3,624)	(6,824)	(6,622)
Cash paid for acquisitions, net of cash acquired	(101,059)	(334,881)	(487,221)
Cash paid for licensing agreements and product related intangible assets	(13,676)	(12,153)	(27,760)
Other	—	—	3,450
Net cash used in investing activities	(569,457)	(938,150)	(357,940)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	46,618	73,655	108,406
Proceeds from issuance of convertible notes, net of issuance costs	1,415,717	—	—
Purchase of convertible note hedges	(184,288)	—	—
Proceeds from issuance of warrants	101,775	—	—
Repayment of acquired debt	(4,065)	(2,061)	(24,346)
Excess tax benefit from stock-based compensation	6,132	12,552	35,374
Stock repurchases, net	(1,640,885)	(406,326)	(251,008)
Cash paid for tax withholding on vested stock awards	(33,672)	(31,013)	(20,170)
Other	—	912	1,962
Net cash used in financing activities	(292,668)	(352,281)	(149,782)
Effect of exchange rate changes on cash and cash equivalents	(4,447)	(781)	(492)
Change in cash and cash equivalents	(20,591)	(362,869)	310,313
Cash and cash equivalents at beginning of period	280,740	643,609	333,296
Cash and cash equivalents at end of period	$260,149	$280,740	$643,609
Supplemental Cash Flow Information
Cash paid for income taxes	$130,502	$92,672	$32,355
Cash paid for interest	$5,027	$127	$305
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Citrix Systems, Inc. ("Citrix" or the "Company"), is a Delaware corporation founded on April 17, 1989. Citrix is leading the transition to software-defining the workplace, uniting virtualization, mobility management, networking and SaaS solutions to enable new ways for businesses and people to work better. Citrix solutions power business mobility through secure, mobile workspaces that provide people with instant access to apps, desktops, data and communications on any device, over any network or cloud.
Citrix markets and licenses its products directly to customers, over the Web, and through systems integrators ("SIs"), in addition to indirectly through value-added resellers ("VARs"), value-added distributors ("VADs"), original equipment manufacturers ("OEMs"), and service providers.
The Company’s revenues are derived from its Enterprise and Service Provider products, which primarily include its Workspace Services (formerly Mobile and Desktop) products, Delivery Networking (formerly Networking and Cloud) products and related license updates and maintenance and professional services and from its Mobility Apps (formerly Software as a Service ("SaaS")) products, which primarily include Communications Cloud, Documents Cloud and Workflow Cloud products. Enterprise and Service Provider and Mobility Apps constitute the Company's two reportable segments. See Note 11 for more information on the Company's segments.
2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy
The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2014 and 2013 include marketable securities, which are primarily money market funds, commercial paper, agency, and government securities, municipal securities and corporate securities with initial or remaining contractual maturities when purchased of three months or less.
Investments
Short-term and long-term investments at December 31, 2014 and 2013 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive (loss) income. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
The Company’s investment policy is designed to limit exposure to any one issuer depending on credit quality. The Company uses information provided by third parties to adjust the carrying value of certain of its investments to fair value at the end of each period. Fair values are based on a variety of inputs and may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. See Note 4 for investment information.
Accounts Receivable
The Company’s accounts receivable are attributable primarily to VARs, VADs and end customers. Collateral is generally not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments which includes both general and specific reserves. The Company periodically reviews these estimated allowances by conducting an analysis of the customer's payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments. Based on this review, the Company specifically reserves for those accounts deemed uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts was $3.8 million and $3.3 million as of December 31, 2014 and 2013, respectively. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. As of December 31, 2014, two distributors, the Arrow Group and Ingram Micro, accounted for 11% and 10% of gross accounts receivable, respectively. As of December 31, 2013, one distributor, Ingram Micro, accounted for 10% of gross accounts receivable.
Inventory
Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of December 31, 2014 and 2013.
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

During 2014 and 2013, the Company retired $11.4 million and $10.3 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of these assets was not material and no material asset retirement obligations were associated with them.
Property and equipment consist of the following:

	December 31,
	2014	2013
	(In thousands)
Buildings	$85,092	$85,092
Computer equipment	237,709	204,110
Software	392,009	316,902
Equipment and furniture	117,555	105,145
Leasehold improvements	211,625	168,990
	1,043,990	880,239
Less accumulated depreciation and amortization	(722,691)	(597,268)
Assets under construction	18,893	28,438
Land	27,587	27,587
Total	$367,779	$338,996
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
For the year ended December 31, 2014, the Company identified certain intangible assets that were impaired within our Enterprise and Service Provider division and recorded non-cash impairment charges of $59.3 million. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. The impairment charge is included in Amortization of product related intangible assets and Amortization of other intangible assets in the accompanying consolidated statements of income. During 2013, the Company did not recognize any impairment charges associated with its intangible assets. See Note 3 for more information regarding the Company's acquisitions and Note 5 for more information regarding fair value measurements.
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment tests analyses completed during the fourth quarters of 2014 and 2013, respectively. The authoritative guidance provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing is necessary. The Company performed the qualitative assessment when it performed its goodwill impairment test in the fourth quarter of 2014. As a result of the qualitative analysis, no further

9

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quantitative impairment test was deemed necessary. See Note 3 for acquisition information and Note 11 for segment information.
The following table presents the change in goodwill allocated to the Company’s reportable segments during 2014 and 2013 (in thousands):

	Balance at January 1, 2014	Additions		Other		Balance at December 31, 2014	Balance at January 1, 2013	Additions		Other		Balance at December 31, 2013
Enterprise and Service Provider division	$1,402,156	$30,317		$1,896	(2)	$1,434,369	$1,158,580	$248,800		$(5,224)	(4)	$1,402,156
Mobility Apps division	366,793	10,694		(15,005)	(3)	362,482	359,639	2,668		4,486	(3)	366,793
Consolidated	$1,768,949	$41,011	(1)	$(13,109)		$1,796,851	$1,518,219	$251,468	(1)	$(738)		$1,768,949

(1)	Amount primarily relates to 2014 acquisitions. See Note 3 for more information regarding the Company’s acquisitions.

(2)	Amount primarily relates to adjustments to purchase price allocations for certain 2013 Acquisitions.

(3)	Amount primarily relates to foreign currency translation.

(4)	Amount primarily relates to adjustments to purchase price allocations for certain 2012 Acquisitions.
Intangible Assets
The Company has intangible assets which were primarily acquired in conjunction with business combinations and technology purchases. Intangible assets with finite lives are recorded at cost, less accumulated amortization. Amortization is recognized on a straight-line basis over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or ten years. In accordance with the authoritative guidance, the Company records acquired product related intangible assets at net realizable value and reviews this technology for impairment on a periodic basis by comparing the estimated net realizable value to the unamortized cost of the technology. In-process R&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When in-process R&D projects are completed, the corresponding amount is reclassified as an amortizable intangible asset and is amortized over the asset's estimated useful life.
Intangible assets consist of the following (in thousands):

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$618,336	$454,830	5.58
Other	492,960	265,749	7.58
Total	$1,111,296	$720,579	6.47

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$677,509	$428,418	5.60
Other	482,918	222,414	7.52
Total	$1,160,427	$650,832	6.38
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense of intangible assets with finite lives is as follows (in thousands):

Year ending December 31,
2015	$100,286
2016	85,000
2017	64,220
2018	53,854
2019	34,305
Thereafter	53,052
Total	$390,717
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
Internal Use Software
In accordance with the authoritative guidance, the Company capitalizes external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software and software developed related to its Mobility Apps products. The amount of costs capitalized in 2014 and 2013 relating to internal use software was $79.1 million and $62.7 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three to seven years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internal use software was approximately $66.8 million, $58.6 million and $44.5 million, during the years ended December 31, 2014, 2013 and 2012, respectively.
Revenue Recognition
Net revenues include the following categories: Product and licenses, SaaS from the Mobility Apps division, License updates and maintenance and Professional services. Product and licenses revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements, partner incentive programs and provisions for returns. Shipping charges billed to customers are included in Product and license revenue and the related shipping costs are included in Cost of product and license revenue. SaaS revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term, which is typically 12 months. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. License updates and maintenance revenues consist of fees related to the Subscription Advantage program and maintenance fees, which include technical support and hardware and software maintenance. The Company licenses many of its virtualization products bundled with a one-year contract for its Subscription Advantage program. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Subscription Advantage and maintenance fees are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third-party commissions related to Subscription Advantage, maintenance and support renewals. The capitalized commissions are amortized to Sales, marketing and services expense at the time the related deferred revenue is recognized as revenue. Hardware and software maintenance and support contracts are typically sold separately. Hardware maintenance includes technical support, the latest software upgrades and replacement of malfunctioning appliances. Dedicated account management is available as an add-on to the program for a higher level of service. Software maintenance includes unlimited support with product version upgrades. Professional services revenues are comprised of fees from consulting services related to the implementation of the Company’s products and fees from product training and certification, which are recognized as the services are provided.
The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable. The Company defines these four criteria as follows:

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Persuasive evidence of the arrangement exists. Evidence of an arrangement generally consists of a purchase order issued pursuant to the terms and conditions of a distributor, reseller or end user agreement. For SaaS, the Company generally requires the customer or the reseller to electronically accept the terms of an online services agreement or execute a contract.

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

•
Collectability is probable. The Company assesses collectability based primarily on the creditworthiness of the customer. Management’s judgment is required in assessing the probability of collection, which is generally based on an evaluation of customer specific information, historical experience and economic market conditions. If the Company determines from the outset of an arrangement that collectability is not probable, revenue recognition is deferred until customer payment is received and the other parameters of revenue recognition described above have been achieved.

The majority of the Company’s product and license revenue consists of revenue from the sale of software products. Software sales generally include a perpetual license to the Company’s software and is subject to the industry specific software revenue recognition guidance. In accordance with this guidance, the Company allocates revenue to license updates related to its stand-alone software and any other undelivered elements of the arrangement based on vendor specific objective evidence (“VSOE”) of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Mobility Apps products are considered hosted service arrangements per the authoritative guidance; accordingly, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when accounting for these service arrangements. Generally, the Company’s Mobility Apps products are sold separately and not bundled with the Enterprise and Service Provider division’s products and services.
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $2.2 million and $2.1 million at December 31, 2014 and December 31, 2013, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Product Concentration
The Company derives a substantial portion of its revenues from its Workspace Services solutions, which include its XenDesktop and XenApp products and related services, and anticipates that these products and future derivative products and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for its Workspace Services solutions and other products, whether as a result of general economic conditions, the delay or reduction in technology purchases, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.
Cost of Net Revenues
Cost of product and license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense and server capacity costs. In addition, the Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its products or in the development of future products in exchange for the payment of fixed fees or amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one to five years, and generally include renewal options. However, some agreements are perpetual unless expressly terminated. Royalties and other costs related to these agreements are included in cost of net revenues. Cost of services and maintenance revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the Company’s Mobility Apps products. Also included in cost of net revenues is amortization of product related intangible assets which includes acquired core and product technology and associated patents.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries in its Enterprise and Service Provider division is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. The functional currency of the Company’s wholly-owned foreign subsidiaries of its Mobility Apps division is the currency of the country in which each subsidiary is located. The Company translates assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date. The Company includes accumulated net translation adjustments in equity as a component of Accumulated other comprehensive (loss) income. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. Remeasurement and foreign currency transaction losses of approximately $7.7 million, $4.9 million and $3.3 million for the years ended December 31, 2014, 2013, and 2012, respectively, are included in Other (expense) income, net, in the accompanying consolidated statements of income. Effective in January 2015, the functional currency of the Company’s wholly-owned foreign subsidiaries of its Mobility Apps division became the U.S. dollar as a result of a reorganization in the foreign subsidiaries' operations.
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
The Company had accrued $15.6 million and $9.2 million for these pension liabilities at December 31, 2014 and 2013, respectively. Expenses for the programs for 2014, 2013 and 2012 amounted to $3.2 million, $3.5 million and $1.5 million, respectively.
Advertising Costs
The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its products. The Company also has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Company products. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenses. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising were approximately $150.1 million, $146.5 million and $137.5 million, during the years ended December 31, 2014, 2013 and 2012, respectively.
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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivable, the provision to reduce obsolete or excess inventory to market, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, net realizable value of product related and other intangible assets, the fair value of convertible senior notes, the provision for vacant facility costs, the provision for income taxes and the amortization and depreciation periods for intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.
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
3. ACQUISITIONS
2014 Acquisitions
Framehawk
In January 2014, the Company acquired all of the issued and outstanding securities of Framehawk, Inc. ("Framehawk"). The Framehawk solution, which optimizes the delivery of virtual desktops and applications to mobile devices, was combined with Citrix HDX technology in the Citrix XenApp and XenDesktop products to deliver an improved user experience under adverse network conditions. Framehawk became part of the Company's Enterprise and Service Provider division. The total consideration for this transaction was approximately $24.2 million, net of $0.2 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.1 million, all of which the Company expensed during the year ended December 31, 2014 and are included in General and administrative expense in the accompanying consolidated statements of income.
RightSignature
In October 2014, the Company acquired all of the membership interests of RightSignature, LLC. ("RightSignature”). The RightSignature technology will expand the Documents Cloud beyond storage and file transfer to supporting e-signature and approval workflows. RightSignature became a part of the Company's Mobility Apps division. The total consideration for this transaction was approximately $37.8 million, net of $1.1 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.2 million, all of which the Company expensed during the year ended December 31, 2014 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 67,500 of the Company's common stock, for which the vesting period began on the closing of the transaction.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 Other Acquisitions
During the second quarter of 2014, the Company acquired all of the issued and outstanding securities of a privately-held company. This business became part of the Company's Enterprise and Service Provider division. The total cash consideration for this transaction was approximately $17.2 million, net of $0.8 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.1 million, all of which the Company expensed during the year ended December 31, 2014 and are included in General and administrative expense in the accompanying consolidated statements of income.
In the fourth quarter of 2014 the Company acquired all of the issued and outstanding securities of two privately-held companies for total cash consideration of approximately $19.9 million, net of $0.2 million of cash acquired. The businesses became part of the Company's Enterprise and Service Provider division. In addition, in connection with one of the acquisitions, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 23,430 shares of the Company's common stock, for which the vesting period began on the closing of the transaction. Transaction costs associated with the acquisitions were not significant.
Purchase Accounting for the Acquisitions in 2014
The purchase prices for the companies acquired during the year ended December 31, 2014, which include Framehawk, RightSignature and the 2014 Other Acquisitions (collectively, the "2014 Acquisitions"), were allocated to the respective acquired company's net tangible and intangible assets based on their estimated fair values as of the date of the acquisition. The allocations of the total purchase prices are summarized below (in thousands):

	Framehawk		RightSignature		2014 Other Acquisitions
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$569		$1,305		$1,423
Other assets	—		—		21
Property and equipment	36	Various	—		48	Various
Deferred tax assets, non-current	2,963		—		3,128
Intangible assets	14,000	7.0 years	27,765	3-10 years	19,200	Various
Goodwill	11,917	Indefinite	10,694	Indefinite	18,344	Indefinite
Assets acquired	29,485		39,764		42,164
Current liabilities assumed	(748)		(826)		(2,351)
Long-term liabilities assumed	(3,766)		(5)		—
Deferred tax liabilities, non-current	(564)		—		(1,667)
Net assets acquired	$24,407		$38,933		$38,146
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
Goodwill from the 2014 Acquisitions was assigned to the Enterprise and Service Provider and Mobility Apps division segments. The goodwill related to the 2014 Acquisitions is not deductible for tax purposes. See Note 11 for segment information. The goodwill amounts are comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangible assets acquired in connection with the 2014 Acquisitions (in thousands) and the weighted-average lives are as follows:

	Framehawk	Asset Life	Right Signature	Asset Life	2014 Other Acquisitions	Asset Life
Core and product technologies	$14,000	7.0 years	$16,900	5.0 years	$14,200	5.0 years
Trade names and trademarks	—		2,465	10.0 years	—
Customer relationships	—		6,200	5.0 years	—
Non-compete agreements	—		2,200	3.0 years	—
In-process R&D	—		—		5,000	Indefinite
Total	$14,000		$27,765		$19,200
2013 Acquisitions
Zenprise
In January 2013, the Company acquired all of the issued and outstanding securities of Zenprise, Inc. ("Zenprise"), a privately-held leader in mobile device management. Zenprise became part of the Company's Enterprise and Service Provider division. Citrix has integrated the Zenprise offering for mobile device management into its XenMobile Enterprise edition. The total consideration for this transaction was approximately $324.0 million, net of $2.9 million of cash acquired, and was paid in cash. Transaction costs associated with the acquisition were approximately $0.6 million, of which the Company expensed approximately $0.1 million during the year ended December 31, 2013 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, the Company assumed certain stock options, which are exercisable for up to 285,817 shares of the Company's common stock, for which the vesting period reset fully upon the closing of the transaction.
2013 Other Acquisitions
During the third quarter of 2013, the Company acquired all of the issued and outstanding securities of a privately-held company. The total consideration for this transaction was approximately $5.3 million, net of $2.8 million of cash acquired, and was paid in cash. In addition, the Company agreed to pay contingent consideration of up to $3.0 million in cash upon the satisfaction of certain milestone achievements, as defined pursuant to the share purchase agreement. This business became part of the Company's Mobility Apps division. Transaction costs associated with the acquisition were approximately $0.2 million, all of which the Company expensed during the year ended December 31, 2013 and are included in General and administrative expense in the accompanying consolidated statements of income. In September 2014, the Company paid $2.0 million of the contingent consideration balance based on milestones achieved. The Company is expected to pay the remaining balance of up to $1.0 million if the final milestone is achieved pursuant to the share purchase agreement.
During the fourth quarter of 2013, the Company acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $5.5 million. This business became part of the Company's Enterprise and Service Provider division. Transaction costs associated with the acquisition were approximately $0.3 million, of which the Company expensed $0.1 million during the year ended December 31, 2014, and are included in General and administrative expense in the accompanying consolidated statements of income.
Subsequent Event
On January 8, 2015, the Company acquired all of the issued and outstanding securities of Sanbolic, Inc. (“Sanbolic”). Sanbolic is an innovator and leader in workload-oriented storage virtualization technologies. The Sanbolic technology, combined with XenDesktop, XenApp, and XenMobile products will enable the Company to develop a range of differentiated solutions that will reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic will become part of the Company's Enterprise and Service Provider division. The total preliminary consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired, and was paid in cash. Transaction costs associated with the acquisition are currently estimated at $0.4 million, of which the Company expensed $0.2 million during the year ended December 31, 2014, and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of the Company's common stock, for which the vesting period began on the closing of the transaction.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	December 31, 2014				December 31, 2013
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$637,474	$1,296	$(457)	$638,313	$453,922	$1,177	$(349)	$454,750
Corporate securities	795,255	232	(1,372)	794,115	643,360	947	(216)	644,091
Municipal securities	48,744	17	(31)	48,730	53,698	81	(23)	53,756
Government securities	121,431	37	(256)	121,212	156,930	196	(47)	157,079
Total	$1,602,904	$1,582	$(2,116)	$1,602,370	$1,307,910	$2,401	$(635)	$1,309,676
The change in net unrealized gains (losses) on available-for-sale securities recorded in Other comprehensive (loss) income includes unrealized gains (losses) that arose from changes in market value of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales, as well as prepayments of available-for-sale investments purchased at a premium. This reclassification has no effect on total comprehensive income or equity and was not material for all periods presented. See Note 16 for more information related to comprehensive income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2014 were approximately six months and three years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the years ended December 31, 2014 and 2013, the Company had realized gains on the sales of available-for-sale investments of $1.9 million and $3.0 million, respectively. For the years ended December 31, 2014 and 2013, the Company had realized losses on available-for-sale investments of $0.5 million and $2.7 million, respectively, primarily related to prepayments at par of securities purchased at a premium. All realized gains and losses related to the sales of available-for-sale investments are included in Other (expense) income, net, in the accompanying consolidated statements of income.
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
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $2.1 million and $0.6 million as of December 31, 2014 and 2013, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $16.6 million and $24.3 million as of December 31, 2014 and 2013, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. During 2014 and 2013, certain companies in which the Company held direct investments were acquired by third parties and as a result of these sales transactions the Company recorded gains of $2.9 million and $6.0 million, respectively, which was included in Other (expense) income, net in the accompanying consolidated statements of income. The Company determined that certain cost method investments were impaired during 2014, 2013 and 2012 and recorded a total charge of $8.3 million, $3.7 million, and $3.5 million, respectively, which is included in Other (expense) income, net in the accompanying consolidated statements of income. See Note 5 for more information.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$230,370	$230,370	$—	$—
Money market funds	29,512	29,512	—	—
Corporate securities	267	—	267	—
Available-for-sale securities:
Agency securities	638,313	—	638,313	—
Corporate securities	794,115	—	788,042	6,073
Municipal securities	48,730	—	48,730	—
Government securities	121,212	—	121,212	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,206	—	1,206	—
Total assets	$1,863,725	$259,882	$1,597,770	$6,073
Accrued expenses and other current liabilities:
Foreign currency derivatives	9,692	—	9,692	—
Total liabilities	$9,692	$—	$9,692	$—

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$227,528	$227,528	$—	$—
Money market funds	52,823	52,823	—	—
Corporate securities	389	—	389	—
Available-for-sale securities:
Agency securities	454,750	—	454,750	—
Corporate securities	644,091	—	633,801	10,291
Municipal securities	53,756	—	53,756	—
Government securities	157,079	—	157,079	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,952	—	4,952	—
Total assets	$1,595,368	$280,351	$1,304,727	$10,291
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,743	—	1,743	—
Total liabilities	$1,743	$—	$1,743	$—
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

Investments
(in thousands)
Balance at December 31, 2013	$10,291
Purchases of Level 3 securities	2,050
Proceeds received on Level 3 securities	(10,441)
Total net realized gains included in earnings	3,441
Transfers into Level 3	732
Balance at December 31, 2014	$6,073
Transfers into Level 3 relate to certain of the Company's investments in convertible debt securities of early-stage entities that were reclassified from cost method investments, which were previously included in Other assets in the accompanying consolidated balance sheets. During the year ended December 31, 2014, two of the early-stage entities in which the Company

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

held convertible debt securities were acquired and as a result of such sale transactions the Company recorded gains of $3.9 million, which were included in Other (expense) income, net in the accompanying consolidated statements of income.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During 2014 and 2013, certain cost method investments with a combined carrying value of $8.3 million and $9.3 million, respectively, were determined to be impaired and have been written down to their fair values of zero and $5.6 million, respectively, resulting in impairment charges of $8.3 million and $3.7 million, respectively. The impairment charges are included in Other (expense) income, net in the accompanying consolidated financial statements for the years ended December 31, 2014 and 2013. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable. See Note 4 for more information regarding cost method investments.
For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values. The estimated fair values of those intangible assets are based on projected discounted future net cash flows using the relief-from-royalty and excess earnings methods. Key assumptions used in the valuations include forecasts of revenue and expenses over an extended period of time, royalty rate percentages, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows. These non-recurring fair value measurements are categorized as Level 3 significant unobservable inputs. See Note 2 to the Company's consolidated financial statements for detailed information related to Goodwill and Other Intangible Assets.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short maturity of these items.
As of December 31, 2014, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the year ended December 31, 2014, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows:

	Fair Value	Carrying Value
Convertible Senior Notes	$1,530,938	$1,292,953
See Note 12 for more information on the Convertible Notes.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consist of the following:

	December 31,
	2014	2013
	(In thousands)
Accrued compensation and employee benefits	$158,142	$141,065
Other accrued expenses	139,937	116,541
Total	$298,079	$257,606
7. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2014, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its 2014 Equity Incentive Plan (the "2014 Plan"). During 2014, the Company granted certain stock-based awards from its Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the “2005 ESPP”). In December 2014, the Company's Board of Directors approved the 2015 Employee Stock Purchase Plan, which is subject to stockholder approval at the Company Annual Meeting of Stockholders on May 28, 2015. In connection with

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plan includes the Amended and Restated 1995 Stock Plan and the Amended and Restated 2005 Equity Incentive Plan.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of a maximum of 29,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s Amended and Restated 2005 Equity Incentive Plan, as amended, that are forfeited, canceled or otherwise terminated (other than by exercise) are added to its shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of December 31, 2014, there were 36,011,864 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans, and the Company had authorization under its 2014 Plan to grant stock-based awards covering 27,163,066 shares of common stock.
Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of December 31, 2014, 3,556,973 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to the 2005 ESPP of $5.2 million, $4.9 million and $4.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Expense Information under the Authoritative Guidance
As required by the authoritative guidance, the Company estimates forfeitures of stock awards and recognizes compensation costs only for those awards expected to vest. Forfeiture rates are determined based on historical experience. The Company also considers whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate quarterly. Estimated forfeitures are adjusted to actual forfeiture experience as needed. The Company recorded stock-based compensation costs, related deferred tax assets and tax benefits of $169.3 million, $46.9 million and $43.9 million, respectively, in 2014, $183.9 million, $57.1 million and $55.7 million, respectively, in 2013 and $149.9 million, $46.7 million and $65.8 million, respectively, in 2012.
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	2014	2013	2012
Cost of services and maintenance revenues	$2,560	$2,540	$2,111
Research and development	55,560	63,448	54,616
Sales, marketing and services	61,925	65,549	51,519
General and administrative	49,242	52,404	41,694
Total	$169,287	$183,941	$149,940

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-vested Stock Units
Market Performance and Service Condition Stock Units
In March 2014, 2013 and 2012, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 378,022, 399,029 and 418,809 non-vested stock units, respectively, that vest based on certain target market performance and service conditions. The number of non-vested stock units underlying each award will be determined within sixty days of the calendar year following the end of a three-year performance period ending December 31, 2016 for the March 2014 awards, December 31, 2015 for the March 2013 awards and December 31, 2014 for the March 2012 awards. The attainment level under the award will be based on the Company's total return to stockholders over the performance period compared to the return on the Nasdaq Composite Total Return Index (the "XCMP"). If the Company's return is positive and meets or exceeds the indexed return, the number of non-vested stock units issued will be based on interpolation, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement if the Company's return exceeds the indexed return by 40% or more. If the Company's return over the performance period is positive but underperforms the index, a number of non-vested stock units will be issued, below the target award, based on interpolation; however, no non-vested stock units will be issued if the Company's return underperforms the index by more than 20% over the performance period. In the event the Company's return to stockholders is negative but still meets or exceeds the indexed return, only 75% of the target award shall be issued. If the awardee is not employed by the Company at the end of the performance period; the extent to which the awardee will vest in the award, if at all, is dependent upon the timing and character of the termination as provided in the award agreement. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company's common stock.
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

	March 2014 Grant	March 2013 Grant	March 2012 Grant
Expected volatility factor	0.19 - 0.38	0.16 - 0.42	0.21 - 0.39
Risk free interest rate	0.81%	0.33%	0.47%
Expected dividend yield	0%	0%	0%
The range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the XCMP. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and the XCMP in order to model the stock price movements. The volatilities used were calculated over the most recent 2.76 year period, which was the remaining term of the performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model. The estimated fair value of each award as of the date of grant was $56.94 for the March 2014 grant, $89.93 for the March 2013 grant and $89.95 for the March 2012 grant. The performance metrics under the March 2012 grant were not met and therefore no stock units will be issued under this grant.
Service Based Stock Units
The Company also awards senior level and certain other employees non-vested stock units granted under the 2014 Plan that vest based on service. The majority of these non-vested stock unit awards vest 33.33% on each anniversary subsequent to the date of the award. The remaining awards vest 100% on the third anniversary of the grant date. The Company also assumes non-vested stock units in connection with certain of its acquisitions. The assumed awards have the same three year vesting schedule. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These awards vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company's common stock.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's service based and market performance non-vested stock unit activity for the year ended December 31, 2014:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock units at December 31, 2013	4,631,979	$74.47
Granted	2,935,952	60.08
Assumed from acquisitions	90,930	65.12
Vested	(1,639,573)	72.15
Forfeited	(981,993)	76.69
Non-vested stock units at December 31, 2014	5,037,295	66.20
For the years ended December 31, 2014, 2013 and 2012, the Company recognized stock-based compensation expense of $143.1 million, $130.2 million and $89.5 million, respectively, related to non-vested stock units. The fair value of the non-vested stock units released in 2014, 2013, and 2012 was $118.3 million, $95.4 million and $50.3 million, respectively. As of December 31, 2014, there was $226.7 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.99 years.
Stock Options
Stock options granted under the 2014 Plan typically have a five-year life and vest over three years, with 33.3% of the shares underlying the option vesting on the first anniversary of the date of grant and the remainder of the underlying shares vesting in equal installments at a rate of 2.78% thereafter (the "Standard Vesting Rate"). The Company also assumes stock options in connection with certain of its acquisitions for which the vesting period is typically reset to vest over three years at the Standard Vesting Rate. See Note 3 for more information related to acquisitions.
A summary of the status and activity of the Company’s fixed option awards is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	5,406,977	$59.64	2.15
Exercised	(1,308,653)	35.62
Forfeited or expired	(520,775)	65.20
Outstanding at December 31, 2014	3,577,549	67.60	1.29	$17,061
Vested or expected to vest	3,574,580	67.62	1.29	$16,980
Exercisable at December 31, 2014	3,483,456	68.06	1.25	$15,368
The Company recognized stock-based compensation expense of $20.9 million, $48.9 million and $56.4 million related to options for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $2.9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 0.89 years. The total intrinsic value of stock options exercised during 2014, 2013 and 2012 was $37.1 million, $77.7 million and $131.4 million, respectively.
Stock Option Valuation Information
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. There were no stock options granted and/or assumed during the year ended December 31, 2014. The weighted-average fair value of stock options granted and/or assumed during 2013 and 2012 was $56.97 and $23.95, respectively.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to value options granted and/or assumed are as follows:

	Stock options granted or assumed during
	2013	2012
Expected volatility factor	0.39	0.38 - 0.43
Approximate risk free interest rate	0.4%	0.5% - 0.7%
Expected term (in years)	3.35	3.91
Expected dividend yield	0%	0%
Benefit Plan
The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute up to 60% of their annual compensation, limited to an annual maximum amount as set periodically by the IRS. The Company, at its discretion, may contribute up to $0.50 for each dollar of employee contribution. The Company’s total matching contribution to an employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $14.4 million, $12.7 million and $10.5 million in 2014, 2013 and 2012, respectively. The Company’s contributions vest over a four-year period at 25% per year.
8. CAPITAL STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $5.4 billion, of which $1.5 billion was approved in April 2014. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At December 31, 2014, approximately $288.4 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the second quarter of 2014, the Company used a portion of the net proceeds from the Convertible Notes offering and existing cash and investments to repurchase an aggregate of approximately $1.5 billion of its common stock as authorized under the stock repurchase program. Of this $1.5 billion, the Company used approximately $101.0 million to purchase 1.7 million shares from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of common stock under an Accelerated Share Repurchase ("ASR") which the Company entered into with Citibank, N.A. ("Citibank") on April 25, 2014 (the "ASR Agreement"). Under the ASR agreement, the Company paid $1.4 billion to Citibank upon consummation of the ASR and received, in the aggregate, approximately 21.8 million shares of its common stock from Citibank, including approximately 2.6 million shares delivered in October 2014 in final settlement in connection with Citibank's election to accelerate the ASR. The total number of shares of common stock that the Company repurchased under the ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR Agreement, less a discount.
In addition to the repurchases described above, during the year ended December 31, 2014, the Company expended approximately $139.9 million on open market purchases under the stock repurchase program, repurchasing 2,046,400 shares of outstanding common stock at an average price of $68.36.
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
Shares for Tax Withholding
During the years ended December 31, 2014, 2013 and 2012, the Company withheld 560,239 shares, 444,657 shares and 269,745 shares, respectively, from stock units that vested. Amounts withheld to satisfy minimum tax withholding obligations

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that arose on the vesting of stock units was $33.7 million, $31.0 million and $20.2 million, for 2014, 2013 and 2012, respectively. These shares are reflected as treasury stock in the Company's consolidated balance sheets and statements of equity and the related cash outlays reduce the Company's total stock repurchase authority.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. No shares of such preferred stock were issued and outstanding at December 31, 2014 or 2013.
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
Rental expense for the years ended December 31, 2014, 2013 and 2012 totaled approximately $77.1 million, $70.9 million and $65.1 million, respectively. Sublease income for the years ended December 31, 2014, 2013 and 2012 was approximately $0.3 million, $0.3 million and $0.2 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, are as follows:

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31,
2015	$55,678	$260
2016	52,420	227
2017	41,361	218
2018	36,262	204
2019	33,664	—
Thereafter	181,795	—
Total	$401,180	$909
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
On April 11, 2008, SSL Services, LLC (“SSL Services”) filed a suit for patent infringement against the Company in the United States District Court for the Eastern District of Texas (the “SSL Matter”). SSL Services alleged that the Company infringed U.S. Patent Nos. 6,061,796 (the “'796 patent”) and 6,158,011 (the “'011 patent”). The Company denied infringement

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and asserted that the patents-in-suit were invalid. A jury trial was held on SSL Services' claims, and on June 18, 2012, the jury found that the Company does not infringe the '796 patent and found that the Company willfully infringes the '011 patent through the sale and use of certain products. The jury awarded SSL Services $10.0 million. On September 17, 2012, the court issued a final judgment confirming the jury award of $10.0 million in damages and added $5.0 million in enhanced damages and approximately $5.0 million in prejudgment interest on the damages award. In October 2014, the Federal Circuit Court of Appeals affirmed the district court’s judgment in all material respects. Accordingly, for the year ended December 31, 2014, the Company recorded an accrual for estimated damages and related interest of approximately $20.7 million, which is included in Accrued expenses and other current liabilities in the accompanying consolidated balance sheets and General and administrative expense in the accompanying consolidated statements of income.
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
Guarantees
The authoritative guidance requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of the authoritative guidance, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has not made material payments pursuant to these provisions as of December 31, 2014. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.
Purchase Obligations
The Company has agreements with suppliers to purchase inventory and estimates its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2015 to be approximately $10.7 million. The Company also has contingent obligations to purchase inventory for the fiscal year ended December 31, 2015, which are based on amount of usage, of approximately $16.4 million. The Company does not have any purchase obligations beyond December 31, 2015.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES
The United States and foreign components of income before income taxes are as follows:

	2014	2013	2012
	(In thousands)
United States	$82,032	$142,085	$200,802
Foreign	193,674	245,805	209,427
Total	$275,706	$387,890	$410,229
The components of the provision for income taxes are as follows:

	2014	2013	2012
	(In thousands)
Current:
Federal	$22,377	$51,389	$81,019
Foreign	30,878	37,221	30,059
State	7,710	11,605	17,395
Total current	60,965	100,215	128,473
Deferred:
Federal	(26,922)	(34,897)	(64,960)
Foreign	(1,023)	(8,413)	1,409
State	(9,037)	(8,538)	(7,240)
Total deferred	(36,982)	(51,848)	(70,791)
Total provision	$23,983	$48,367	$57,682
The following table presents the breakdown between current and non-current net deferred tax assets:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets - current	$45,892	$48,470
Deferred tax liabilities - current	(1,053)	(364)
Deferred tax assets- non current	128,198	115,418
Deferred tax liabilities - non current	(8,722)	(13,127)
Total net deferred tax assets	$164,315	$150,397

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Accruals and reserves	$27,105	$25,556
Deferred revenue	65,541	55,688
Tax credits	43,211	60,519
Net operating losses	75,318	103,329
Other	12,878	10,537
Stock based compensation	63,993	72,074
Depreciation and amortization	—	1,675
Valuation allowance	(15,167)	(26,465)
Total deferred tax assets	272,879	302,913
Deferred tax liabilities:
Depreciation and amortization	(16,835)	—
Acquired technology	(82,357)	(136,258)
Prepaid expenses	(9,372)	(16,258)
Total deferred tax liabilities	(108,564)	(152,516)
Total net deferred tax assets	$164,315	$150,397
The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2014, the Company determined that a $15.2 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary.
The Company does not expect to remit earnings from its foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $2.09 billion at December 31, 2014. Those earnings are considered to be permanently reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States.
At December 31, 2014, the Company had $162.5 million of remaining net operating loss carry forwards in the United States from acquisitions. The utilization of these net operating loss carry forwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2019. At December 31, 2014, the Company had $37.7 million of remaining net operating loss carry forwards in foreign jurisdictions that do not expire.
At December 31, 2014, the Company had research and development tax credit carry forwards of $65.3 million that begin to expire in 2018.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.2	1.2	1.9
Foreign operations	(13.8)	(14.8)	(10.2)
Permanent differences	3.3	(1.1)	(2.0)
Change in deferred tax liability related to acquired intangibles	(5.9)	—	—
Tax credits	(13.7)	(10.9)	(4.7)
Stock option compensation	1.9	0.4	0.1
Change in accruals for uncertain tax positions	(0.3)	3.3	(5.3)
Other	1.0	(0.6)	(0.7)
	8.7%	12.5%	14.1%
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows (in thousands):

Balance at January 1, 2013	$43,904
Additions based on tax positions related to the current year	13,694
Additions for tax positions of prior years	10,611
Reductions related to the expiration of statutes of limitations	(2,116)
Settlements	(2,301)

Balance at December 31, 2013	63,792
Additions based on tax positions related to the current year	5,711
Additions for tax positions of prior years	12,998
Reductions related to the expiration of statutes of limitations	(4,118)
Settlements	(11,465)

Balance at December 31, 2014	$66,918

The Company's unrecognized tax benefits may change significantly over the next 12 months due to the possible closing of an ongoing examination.
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carryforward exists. Under the new standard, the Company's unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted this standard on January 1, 2014, and as of December 31, 2014 the Company is offsetting unrecognized tax benefits of $6.3 million against short-term deferred tax assets and $21.9 million against long-term deferred tax assets.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the year ended December 31, 2014, the Company recognized $0.8 million of expense related to interest and penalties. The Company has no amounts accrued for the payment of interest and penalties at December 31, 2014.
The federal research and development credit expired on December 31, 2013. On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2013 and before January 1, 2015. The effects of these changes in the tax law result in net tax benefits of approximately $12.3 million, which was recognized in the fourth quarter of 2014, the quarter in which the law was enacted. This credit has not been extended for the 2015 tax year and may increase the effective tax rate in future years if not extended.
11. SEGMENT INFORMATION
The Enterprise and Service Provider division and the Mobility Apps division constitute the Company’s two reportable segments. The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise and Service Provider division products and Mobility Apps division products. Segment profit for each segment includes certain research and development, sales, marketing, general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, charges or benefits related to significant litigation that are not anticipated to be ongoing costs, amortization of product related intangible assets, amortization of other intangible assets, net interest and Other (expense) income, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.
International revenues (sales outside of the United States) accounted for approximately 45.2%, 45.4% and 45.3% of the Company’s net revenues for the year ended December 31, 2014, 2013, and 2012, respectively. Net revenues and segment profit for 2014, 2013 and 2012 classified by the Company’s reportable segments, are presented below:

	2014	2013	2012
	(In thousands)
Net revenues:
Enterprise and Service Provider division	$2,491,294	$2,335,562	$2,074,800
Mobility Apps division	651,562	582,872	511,323
Consolidated	$3,142,856	$2,918,434	$2,586,123
Segment profit:
Enterprise and Services Provider division	$589,076	$588,138	$562,794
Mobility Apps division	115,998	116,061	92,498
Unallocated expenses (1):
Amortization of intangible assets	(192,325)	(139,541)	(114,574)
Patent litigation charge	(20,727)	—	—
Restructuring	(20,424)	—	—
Net interest and other (expense) income	(26,605)	7,173	19,451
Stock-based compensation	(169,287)	(183,941)	(149,940)
Consolidated income before income taxes	$275,706	$387,890	$410,229

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2014	2013
	(In thousands)
Identifiable assets:
Enterprise and Service Provider division	$4,879,513	$4,595,916
Mobility Apps division	632,494	616,333
Total identifiable assets	$5,512,007	$5,212,249

	December 31,
	2014	2013
	(In thousands)
Long-lived assets, net:
United States	$284,463	$258,114
United Kingdom	29,556	29,382
Other countries	53,760	51,500
Total long-lived assets, net	$367,779	$338,996
The increases in identifiable assets are primarily due to increases in the Company's available for sale investments. See Note 4 for additional information regarding the Company’s investments.
In fiscal years 2014, 2013 and 2012, one distributor, Ingram Micro, accounted for 13%, 14% and 16%, respectively, of the Company’s total net revenues. The Company’s distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), one of which was individually responsible for over 10% of the Company’s total net revenues in each of the last three fiscal years. In fiscal years 2014, 2013 and 2012, there were no resellers that accounted for over 10% of the Company’s total net revenues. Total net revenues associated with Ingram Micro are included in the Company's Enterprise and Service Provider division.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by product grouping for the Company’s Enterprise and Service Provider division and Mobility Apps division were as follows for the years ended:

	December 31,
	2014	2013	2012
	(In thousands)
Net revenues:
Enterprise and Service Provider division
Workspace Services revenues(1)	$1,606,903	$1,549,383	$1,450,850
Delivery Networking revenues(2)	695,734	634,598	496,608
Professional services(3)	175,541	138,879	119,061
Other	13,116	12,702	8,281
Total Enterprise and Service Provider division revenues	2,491,294	2,335,562	2,074,800
Mobility Apps division revenues	651,562	582,872	511,323
Total net revenues	$3,142,856	$2,918,434	$2,586,123

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s desktop and application virtualization products, XenDesktop and XenApp, and the Company's Mobility products, which include XenMobile and related license updates and maintenance and support.

(2)
Delivery Networking revenues are primarily comprised of sales from the Company’s cloud networking products, which include NetScaler, CloudBridge and ByteMobile Smart Capacity and related license updates and maintenance and support.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the years ended:

	December 31,
	2014	2013	2012
	(In thousands)
Net revenues:
Enterprise and Service Provider division
Americas	$1,328,851	$1,263,673	$1,106,801
EMEA	859,404	785,862	691,111
Asia-Pacific	303,039	286,027	276,888
Total Enterprise and Service Provider division revenues	2,491,294	2,335,562	2,074,800
Mobility Apps division
Americas	541,145	488,307	433,263
EMEA	87,705	73,529	63,484
Asia-Pacific	22,712	21,036	14,576
Total Mobility Apps division revenues	651,562	582,872	511,323
Total net revenues	$3,142,856	$2,918,434	$2,586,123
Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2014, 2013 and 2012 were $193.8 million, $215.3 million and $127.4 million, respectively.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. CONVERTIBLE SENIOR NOTES
Convertible Notes Offering
On April 30, 2014, the Company completed a private placement of $1.25 billion principal amount of 0.500% Convertible Senior Notes due 2019 (the "Convertible Notes"). The net proceeds from this offering were approximately $1.23 billion, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. The Company used approximately $71.8 million of the net proceeds to pay the cost of the Initial Bond Hedges described below (after such cost was partially offset by the proceeds to the Company from the Initial Warrant Transactions described below). The Company used the remainder of the net proceeds from the offering and a portion of its existing cash and investments to purchase an aggregate of approximately $1.5 billion of its common stock, as authorized under its share repurchase program. The Company used approximately $101.0 million to purchase shares of common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of common stock under the ASR Agreement.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

thereof at a repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Indenture does not contain any financial or maintenance covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The Indenture contains customary terms and covenants and events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee by notice to the Company, or the holders of at least 25% in principal amount of the outstanding Convertible Notes by written notice to the Company and the Trustee, may declare 100% of the principal of and accrued and unpaid interest, if any, on all the Convertible Notes to be due and payable. Upon such a declaration of acceleration, such principal and accrued and unpaid interest, if any, will be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of and accrued and unpaid interest, if any, on all of the Convertible Notes will become due and payable automatically. Notwithstanding the foregoing, the Indenture provides that, to the extent the Company elects and for up to 270 days, the sole remedy for an event of default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right to receive additional interest on the Convertible Notes. As of December 31, 2014, none of the conditions allowing holders of the Notes to convert had been met.
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
In accounting for the transaction costs related to the Convertible Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the $1.3 billion liability component are being amortized to expense over the term of the Convertible Notes, and issuance costs attributable to the $162.9 million equity component are included along with the equity component in stockholders' equity. Additionally, a deferred tax liability of $8.2 million related to a portion of the equity component transaction costs which are deductible for tax purposes is included in Other liabilities in the accompanying consolidated balance sheets.
The Convertible Notes consist of the following (in thousands):

December 31, 2014
Liability component
Principal	$1,437,500
Less: note discount	(144,547)
Net carrying amount	1,292,953
Equity component *	$162,869
* Recorded in the consolidated balance sheet within additional paid-in capital.
The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

Year ended
December 31, 2014
Contractual interest expense	$4,792
Amortization of debt issuance costs	2,461
Amortization of debt discount	20,832
$28,085
See Note 5 to the Company's consolidated financial statements for fair value disclosures related to the Company's Convertible Notes.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $120.00 per share. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified as stockholders' equity. As of December 31, 2014, no warrants have been exercised.
Aside from the initial payment of a premium to the Option Counterparties under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparties under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.
13. CREDIT FACILITY
Subsequent Event
On January 7, 2015, the Company entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time (collectively, the “Lenders”). The Credit Agreement provides for a $250 million unsecured revolving credit facility for a term of five years, of which the Company has drawn $95 million to date. The Company may elect to increase the revolving credit facility by up to $250 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including future acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement.
The Credit Agreement requires the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control of the Company and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. In addition, the Credit Agreement contains customary representations and warranties.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of December 31, 2014, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed twelve months and the maximum term is eighteen months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $8.3 million at December 31, 2014 and the total cumulative unrealized gain on cash flow derivative instruments was $2.9 million at December 31, 2013, and is included in Accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The net unrealized loss as of December 31, 2014 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$435	Prepaid expenses and other current assets	$4,559	Accrued expenses and other current liabilities	$9,364	Accrued expenses and other current liabilities	$1,578

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$771	Prepaid expenses and other current assets	$393	Accrued expenses and other current liabilities	$328	Accrued expenses and other current liabilities	$165

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Effect of Derivative Instruments on Financial Performance

	For the Year ended December 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive (Loss) Income into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive (Loss) Income (Effective Portion)
	2014	2013		2014	2013
Foreign currency forward contracts	$(11,197)	$2,862	Operating expenses	$2,123	$(2,929)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Year ended December 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2014	2013
Foreign currency forward contracts	Other (expense) income, net	$3,551	$3,138
Outstanding Foreign Currency Forward Contracts
As of December 31, 2014, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 3,453
British pounds sterling	GBP 25,200
Canadian dollars	CAD 5,932
Chinese renminbi	CNY 83,417
Danish krone	DKK 11,800
Euro	EUR 29,618
Hong Kong dollars	HKD 51,625
Indian rupees	INR 846,058
Japanese yen	JPY 154,184
New Zealand dollars	NZD 20
Singapore dollars	SGD 11,550
Swiss francs	CHF 19,950

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$251,723	$339,523	$352,547
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	169,879	186,672	186,722
Effect of dilutive employee stock awards:
Employee stock awards	1,391	1,573	2,407
Denominator for diluted earnings per share - weighted-average shares outstanding	171,270	188,245	189,129
Basic earnings per share	$1.48	$1.82	$1.89
Diluted earnings per share	$1.47	$1.80	$1.86
Anti-dilutive weighted-average shares	3,026	3,647	3,464

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include the effect of the potential outstanding common stock from the Company's Convertible Notes and Warrants. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive.

The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share, if applicable, as upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of $90.00 per share. For the year ended December 31, 2014, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 12 to the Company's consolidated financial statements for detailed information on the Convertible Notes offering.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive (loss) income by component, net of tax, are as follows (in thousands):

	Foreign currency	Unrealized gain (loss) on available-for-sale securities	Unrealized gain (loss) on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2013	$5,458	$1,238	$2,852	$(4,597)	$4,951
Other comprehensive loss before reclassifications	(21,804)	(911)	(9,074)	(6,512)	(38,301)
Amounts reclassified from Accumulated other comprehensive (loss) income	—	(1,317)	(2,123)	—	(3,440)
Net current period other comprehensive loss	(21,804)	(2,228)	(11,197)	(6,512)	(41,741)
Balance at December 31, 2014	$(16,346)	$(990)	$(8,345)	$(11,109)	$(36,790)
Income tax expense or benefit allocated to each component of other comprehensive loss is not material.
Reclassifications out of Accumulated other comprehensive (loss) income are as follows (in thousands):

	For the Twelve Months Ended December 31, 2014
	(In thousands)
Details about Accumulated other comprehensive (loss) income components	Amount reclassified from Accumulated other comprehensive (loss) income, net of tax	Affected line item in the Consolidated Statements of Income
Unrealized net gain on available-for-sale securities	$1,317	Other (expense) income, net
Unrealized net gain on cash flow hedges	2,123	Operating expenses *
	$3,440
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
17. RESTRUCTURING
During the first quarter of 2014, the Company announced the implementation of the 2014 Restructuring Program to better align resources to strategic initiatives. As a result, the Company reduced its headcount by approximately 320 full-time positions. It is anticipated the total severance and related costs of these actions will be in the range of $22.0 million to $24.0 million, which is expected to be completed during the first quarter 2015.
Restructuring charges related to the reduction of the Company's headcount by segment consists of the following (in thousands):

Year ended
December 31, 2014
Enterprise and Service Provider division	$14,092
Mobility Apps division	6,332
Total restructuring charges	$20,424

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring accruals
The activity in the Company’s restructuring accruals for the year ended December 31, 2014 is summarized as follows (in thousands):

Total
Balance at January 1, 2014	$—
Employee severance and related costs	20,424
Payments	(17,644)
Balance at December 31, 2014	$2,780

As of December 31, 2014, the $2.8 million in outstanding restructuring liability primarily relates to employee severance and related costs.
As of December 31, 2014, restructuring accruals by segment consisted of the following (in thousands):

Total
Enterprise and Service Provider division	$2,652
Mobility Apps division	128
Total restructuring charges	$2,780
Subsequent Events
On January 28, 2015, the Company announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency. The restructuring will affect approximately 700 full-time and 200 contractor positions (the “2015 Restructuring Program”). It is anticipated that the aggregate total pre-tax restructuring charges will be in the range of $49.0 million to $55.0 million. Included in these pre-tax charges are approximately $40.0 million to $45.0 million related to employee severance arrangements and approximately $9.0 million to $10.0 million related to the consolidation of leased facilities during fiscal year 2015. In the first quarter of fiscal year 2015, the Company expects to incur a pre-tax charge in the range of approximately $30.0 million to $35.0 million related to employee severance arrangements and approximately $3.0 million to $5.0 million related to the consolidation of leased facilities. The majority of the activities related to the 2015 Restructuring Program are anticipated to be completed by the end of 2015.
18. RECENT ACCOUNTING PRONOUNCEMENTS
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

CITRIX SYSTEMS, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2014
Net revenues	$750,819	$781,560	$758,994	$851,483	$3,142,856
Gross margin	616,493	606,304	623,009	676,831	2,522,637
Income from operations	71,887	54,419	58,597	117,408	302,311
Net income	55,939	53,024	47,532	95,228	251,723
Earnings per share - basic	0.30	0.31	0.29	0.59	1.48
Earnings per share - diluted	0.30	0.31	0.29	0.58	1.47
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2013
Net revenues	$672,899	$730,384	$712,731	$802,420	$2,918,434
Gross margin	557,985	603,144	588,798	665,712	2,415,639
Income from operations	56,608	75,888	87,367	160,854	380,717
Net income	59,688	64,461	76,730	138,644	339,523
Earnings per share - basic	0.32	0.34	0.41	0.75	1.82
Earnings per share - diluted	0.32	0.34	0.41	0.74	1.80
The sum of the quarterly net income per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2014
Deducted from asset accounts:
Allowance for doubtful accounts	$3,292	$2,861	$76	(3)	$2,438	(2)	$3,791
Allowance for returns	2,062	—	5,049	(1)	4,926	(4)	2,185
Valuation allowance for deferred tax assets	26,465	—	(11,298)	(6)	—		15,167
2013
Deducted from asset accounts:
Allowance for doubtful accounts	$3,883	$1,046	$—		$1,637	(2)	$3,292
Allowance for returns	2,564	—	4,473	(1)	4,975	(4)	2,062
Valuation allowance for deferred tax assets	18,185	—	8,280	(6)	—		26,465
2012
Deducted from asset accounts:
Allowance for doubtful accounts	$2,564	$1,784	$1,119	(3)	$1,584	(2)	$3,883
Allowance for returns	1,361	—	10,742	(1)	9,539	(4)	2,564
Valuation allowance for deferred tax assets	9,235	—	8,950	(5)	—		18,185

(1)	Charged against revenues.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Adjustments from acquisitions.

(4)	Credits issued for returns.

(5)	Related to deferred tax assets on unrealized losses and acquisitions.

(6)	Related to deferred tax assets on foreign tax credits, net operating loss carryforwards, and depreciation.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 29, 2013)
3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 29, 2013)
4.1	Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended)
4.2
Indenture, dated as of April 30, 2014, between Citrix Systems, Inc. and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 30, 2014)

4.3	Form of 0.500% Convertible Senior Notes due 2019 (included in Exhibit 4.2)
10.1*	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)
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

10.13*†	Form of Long Term Incentive Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan
10.14*	Amended and Restated 2005 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011)
10.15*	Amendment to Amended and Restated 2005 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)
10.16*	Citrix Systems, Inc. Executive Bonus Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)
10.17*
Change in Control Agreement dated as of August 4, 2005 by and between the Company and Mark B. Templeton (incorporated by reference herein to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

Exhibit No.	Description
10.18*
Form of Change in Control Agreement by and between the Company and each of David J. Henshall, David R. Freidman and Alvaro J. Monserrat (incorporated by reference herein to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.19*
Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between the Company and Mark Templeton (incorporated by reference herein to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.20*
Form of First Amendment to Change of Control Agreement between the Company and each of David J. Henshall, David R. Friedman and Alvaro J. Monserrat (incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.21*
Form of Amendment to Change in Control Agreements by and between the Company and each of David J. Henshall, David R. Freidman and Alvaro J. Monserrat (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.22*
Form of Indemnification Agreement by and between the Company and each of its Directors and executive officers (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.23*
Form of Change in Control Agreement by and between the Company and each of Catherine Courage, Sudhakar Ramakrishna, Christopher Hylen, Geir Ramleth, Robson Grieve and Carlos Sartorius (incorporated by reference herein to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.24*	Citrix Systems, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2014)
10.25
Form of Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2014)

10.26
Form of Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.27
Form of Additional Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.28
Form of Additional Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.29
Master Confirmation between Citibank, N.A. and Citrix Systems, Inc., dated April 25, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 30, 2014)

21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.