Form 10-Q
period 2015-03-31
CITRIX SYSTEMS INC
filed 2015-05-08
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015 there were 160,287,615 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2015

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$402,933	$260,149
Short-term investments, available-for-sale	580,386	529,260
Accounts receivable, net of allowances of $5,494 and $5,976 at March 31, 2015 and December 31, 2014, respectively	438,177	674,401
Inventories, net	12,024	12,617
Prepaid expenses and other current assets	186,222	166,005
Current portion of deferred tax assets, net	48,914	45,892
Total current assets	1,668,656	1,688,324
Long-term investments, available-for-sale	986,295	1,073,110
Property and equipment, net	373,384	367,779
Goodwill	1,858,080	1,796,851
Other intangible assets, net	411,469	390,717
Long-term portion of deferred tax assets, net	81,680	128,198
Other assets	75,072	67,028
Total assets	$5,454,636	$5,512,007
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$81,109	$79,884
Accrued expenses and other current liabilities	275,834	298,079
Income taxes payable	6,768	12,053
Short-term debt	95,000	—
Current portion of deferred revenues	1,175,227	1,200,093
Total current liabilities	1,633,938	1,590,109
Long-term portion of deferred revenues	340,794	357,771
Convertible notes	1,300,872	1,292,953
Other liabilities	78,701	97,529
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 296,384 and 294,674 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	296	295
Additional paid-in capital	4,340,836	4,292,706
Retained earnings	3,184,151	3,155,264
Accumulated other comprehensive loss	(35,972)	(36,790)
	7,489,311	7,411,475
Less - common stock in treasury, at cost (136,292 and 133,898 shares at March 31, 2015 and December 31, 2014, respectively)	(5,388,980)	(5,237,830)
Total stockholders' equity	2,100,331	2,173,645
Total liabilities and stockholders' equity	$5,454,636	$5,512,007
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share information)
Revenues:
Product and licenses	$183,281	$207,424
Software as a service	169,364	157,132
License updates and maintenance	371,297	343,758
Professional services	36,860	42,505
Total net revenues	760,802	750,819
Cost of net revenues:
Cost of product and license revenues	24,684	31,337
Cost of services and maintenance revenues	89,190	78,683
Amortization of product related intangible assets	18,732	24,306
Total cost of net revenues	132,606	134,326
Gross margin	628,196	616,493
Operating expenses:
Research and development	144,641	133,618
Sales, marketing and services	306,405	316,496
General and administrative	82,026	72,388
Amortization of other intangible assets	9,441	12,454
Restructuring	33,951	9,650
Total operating expenses	576,464	544,606
Income from operations	51,732	71,887
Interest income	2,834	2,153
Interest expense	11,120	66
Other expense, net	(7,849)	(5,219)
Income before income taxes	35,597	68,755
Income tax expense	6,710	12,816
Net income	$28,887	$55,939
Earnings per share:
Basic	$0.18	$0.30
Diluted	$0.18	$0.30
Weighted average shares outstanding:
Basic	160,323	183,997
Diluted	162,036	185,681

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)

Net income	$28,887	$55,939
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	(721)
Available for sale securities:
Change in net unrealized gains	2,194	160
Less: reclassification adjustment for net losses (gains) included in net income	68	(163)
Net change (net of tax effect)	2,262	(3)
Cash flow hedges:
Change in unrealized (losses) gains	(5,691)	1,320
Less: reclassification adjustment for net losses (gains) included in net income	4,247	(1,297)
Net change (net of tax effect)	(1,444)	23
Other comprehensive income (loss)	818	(701)
Comprehensive income	$29,705	$55,238

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating Activities
Net income	$28,887	$55,939
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangible assets	28,173	36,760
Depreciation and amortization of property and equipment	37,006	33,271
Amortization of debt discount and transaction costs	8,902	—
Stock-based compensation expense	34,211	40,701
Loss on investments	668	5,133
Provision for doubtful accounts	704	610
Provision for product returns	995	584
Provision for inventory	274	453
Excess tax benefit from stock-based compensation	(1,151)	(2,332)
Deferred income tax deficiency	19,013	18,046
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	10,007	(850)
Other non-cash items	849	39
Total adjustments to reconcile net income to net cash provided by operating activities	139,651	132,415
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	231,034	142,974
Inventories	319	1,117
Prepaid expenses and other current assets	(7,313)	(7,524)
Other assets	(9,185)	2,101
Income taxes, net	(18,954)	(46,030)
Accounts payable	1,883	(1,312)
Accrued expenses and other current liabilities	(34,405)	10,598
Deferred revenues	(41,840)	(938)
Other liabilities	1,794	(1,464)
Total changes in operating assets and liabilities, net of the effects of acquisitions	123,333	99,522
Net cash provided by operating activities	291,871	287,876
Investing Activities
Purchases of available-for-sale investments	(556,484)	(607,892)
Proceeds from sales of available-for-sale investments	432,908	266,421
Proceeds from maturities of available-for-sale investments	161,429	121,757
Purchases of property and equipment	(44,091)	(30,469)
Proceeds related to cost method investments	—	803
Purchases of cost method investments	(737)	(766)
Cash paid for acquisitions, net of cash acquired	(89,467)	(24,154)
Cash paid for licensing agreements and product related intangible assets	(2,082)	(711)
Net cash used in investing activities	(98,524)	(275,011)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	8,413	7,958
Proceeds from credit facility	95,000	—
Repayment of acquired debt	(3,175)	(3,766)
Excess tax benefit from stock-based compensation	1,151	2,332
Stock repurchases, net	(124,928)	—
Cash paid for tax withholding on vested stock awards	(19,394)	(2,316)
Net cash (used in) provide by financing activities	(42,933)	4,208
Effect of exchange rate changes on cash and cash equivalents	(7,630)	706
Change in cash and cash equivalents	142,784	17,779
Cash and cash equivalents at beginning of period	260,149	280,740
Cash and cash equivalents at end of period	$402,933	$298,519
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
The Company’s revenues are derived from its Enterprise and Service Provider products, which primarily include its Workspace Services (formerly Mobile and Desktop) products, Delivery Networking (formerly Networking and Cloud) products and related license updates and maintenance and professional services and from its Mobility Apps (formerly Software as a Service, or "SaaS") products, which primarily include Communications Cloud and Workflow Cloud products. Enterprise and Service Provider and Mobility Apps business units constitute the Company's two reportable segments. See Note 9 for more information on the Company's segments.
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
Investments
Short-term and long-term investments as of March 31, 2015 and December 31, 2014 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
The Company’s investment policy is designed to limit exposure to any one issuer depending on credit quality. The Company uses information provided by third parties to adjust the carrying value of certain of its investments to fair value at the end of each period. Fair values are based on a variety of inputs and may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. See Note 5 for investment information.

Revenue Recognition
Net revenues include the following categories: Product and licenses, SaaS from the Mobility Apps business unit, License updates and maintenance and Professional services. Product and licenses revenues primarily represent fees related to the licensing of the Company’s software and hardware appliance products. These revenues are reflected net of sales allowances, cooperative advertising agreements, partner incentive programs and provisions for returns. Shipping charges billed to customers are included in Product and license revenue and the related shipping costs are included in Cost of product and license revenue. SaaS revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term, which is typically 12 months. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. License updates and maintenance revenues consist of fees related to the Subscription Advantage program and maintenance fees, which include technical support and hardware and software maintenance. The Company licenses many of its virtualization products bundled with a one-year contract for its Subscription Advantage program. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Subscription Advantage and maintenance fees are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third-party commissions related to Subscription Advantage, maintenance and support renewals. The capitalized commissions are amortized to Sales, marketing and services expense at the time the related deferred revenue is recognized as revenue. Hardware and software maintenance and support contracts are typically sold separately. Hardware maintenance includes technical support, the latest software upgrades and replacement of malfunctioning appliances. Dedicated account management is available as an add-on to the program for a higher level of service. Software maintenance includes unlimited support with product version upgrades. Professional services revenues are comprised of fees from consulting services related to the implementation of the Company’s products and fees from product training and certification, which are recognized as the services are provided.
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
Our Citrix Service Provider ("CSP") program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.
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
The Company’s Mobility Apps products are considered hosted service arrangements per the authoritative guidance; accordingly, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, when accounting for these service arrangements. Generally, the Company’s Mobility Apps products are sold separately and not bundled with the Enterprise and Service Provider business unit’s products and services.
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.4 million and $2.2 million at March 31, 2015 and December 31, 2014, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. Effective January 1, 2015, the functional currency of the Company’s wholly-owned foreign subsidiaries of its Mobility Apps business unit became the U.S. dollar as a result of a reorganization in the foreign subsidiaries' operations. Prior to January 1, 2015, the functional currency of the Company’s wholly-owned foreign subsidiaries of its Mobility Apps business unit was the currency of the country in which each subsidiary is located. The Company translated assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date and included accumulated net translation adjustments in equity as a component of Accumulated other comprehensive loss. The change in functional currency is applied on a prospective basis, therefore any gains and losses that were previously recorded in Accumulated other comprehensive loss remain unchanged from January 1, 2015. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. See Note 9 for information on the Company's Enterprise and Service Provider and Mobility Apps business units.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income	$28,887	$55,939
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	160,323	183,997
Effect of dilutive employee stock awards	1,713	1,684
Denominator for diluted earnings per share - weighted-average shares outstanding	162,036	185,681
Basic earnings per share	$0.18	$0.30
Diluted earnings per share	$0.18	$0.30
Anti-dilutive weighted-average shares from stock awards	3,651	4,564

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

The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Senior Notes (the "Convertible Notes") on diluted earnings per share, if applicable, as upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of $90.00 per share. For the three months ended March 31, 2015, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 10 to the Company's condensed consolidated financial statements for detailed information on the Convertible Notes offering.
4. ACQUISITIONS
2015 Acquisition
Sanbolic
On January 8, 2015, the Company acquired all of the issued and outstanding securities of Sanbolic, Inc. (“Sanbolic”). Sanbolic is an innovator and leader in workload-oriented storage virtualization technologies. The Sanbolic technology, combined with XenDesktop, XenApp, and XenMobile products will enable the Company to develop a range of differentiated solutions that will reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of the Company's Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.5 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.4 million, of which $0.2 million were expensed during the three months ended March 31, 2015 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of the Company's common stock, for which the vesting period began on the closing of the transaction.

Purchase Accounting for the 2015 Acquisition
The purchase price for Sanbolic was allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Sanbolic
	Purchase Price Allocation	Asset Life
Current assets	$1,096
Intangible assets	45,300	Various
Goodwill	61,738	Indefinite
Assets acquired	108,134
Current liabilities assumed	1,390
Long-term liabilities assumed	3,175
Deferred tax liabilities, non-current	13,910
Net assets acquired	$89,659
Current assets acquired in connection with the Sanbolic acquisition consisted primarily of cash, accounts receivable and deferred tax assets. Current liabilities assumed in connection with the Sanbolic acquisition consisted primarily of short-term payables and other accrued expenses. Long-term liabilities assumed in connection with the Sanbolic acquisition consisted of long-term debt, which was paid in full subsequent to the acquisition date.
Goodwill from the Sanbolic acquisition was assigned to the Enterprise and Service Provider segment. The goodwill related to the Sanbolic acquisition is not deductible for tax purposes. See Note 9 for segment information. The goodwill amount is comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.
Revenue from the Sanbolic acquisition is included in the Enterprise and Service Provider segment. The Company has included the effect of the Sanbolic acquisition in its results of operations prospectively from the date of acquisition. The effect of the Sanbolic acquisition was not material to the Company's consolidated results for the periods presented; accordingly, proforma financial disclosures have not been presented.
Identifiable intangible assets acquired in connection with the Sanbolic acquisition (in thousands) and the weighted-average lives are as follows:

	Sanbolic	Asset Life
Core and product technologies	$43,800	5 and 6 years
Customer relationships	$1,500	2 years
2015 Definitive Agreement
On March 30, 2015, the Company entered into an agreement to acquire all of the membership interests of Grasshopper Group, LLC (“Grasshopper”), a leading provider of cloud-based phone solutions for small businesses for approximately $172.5 million subject to working capital and debt adjustments. With the acquisition, the Company will expand its breadth of communication and collaboration solutions for small business, including GoToMeeting, GoToTraining, GoToWebinar and ShareFile. Grasshopper is expected to become part of the Mobility Apps segment. The completion of the transaction is subject to certain closing conditions and is expected to close during the second quarter of 2015.
2014 Acquisitions
Framehawk
In January 2014, the Company acquired all of the issued and outstanding securities of Framehawk, Inc. ("Framehawk"). The Framehawk solution, which optimizes the delivery of virtual desktops and applications to mobile devices, was combined with HDX technology in the Citrix XenApp and XenDesktop products to deliver an improved user experience under adverse network conditions. Framehawk became part of the Company's Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $24.2 million, net of $0.2 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.1 million, all of which the Company expensed during the three months ended March 31, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
RightSignature
In October 2014, the Company acquired all of the membership interests of RightSignature, LLC. ("RightSignature”). The RightSignature technology will expand the Workflow Cloud beyond storage and file transfer to supporting e-signature and approval workflows. RightSignature became a part of the Company's Mobility Apps segment. The total cash consideration for this transaction was approximately $37.8 million, net of $1.1 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.2 million, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. No transaction costs were recorded during the three months ended March 31, 2015 and 2014. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 67,500 of the Company's common stock, for which the vesting period began on the closing of the transaction.
2014 Other Acquisitions
During the second quarter of 2014, the Company acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $17.2 million, net of $0.8 million of cash acquired. This business became part of the Company's Enterprise and Service Provider segment. Transaction costs associated with the acquisition were approximately $0.1 million, all of which the Company expensed during the three months ended March 31, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
In the fourth quarter of 2014 the Company acquired all of the issued and outstanding securities of two privately-held companies for total cash consideration of approximately $19.9 million, net of $0.2 million of cash acquired. The businesses became part of the Company's Enterprise and Service Provider segment. In addition, in connection with one of the acquisitions, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 23,430 shares of the Company's common stock, for which the vesting period began on the closing of the transaction. Transaction costs associated with the acquisitions were not significant.
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	March 31, 2015				December 31, 2014
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$617,874	$1,573	$(98)	$619,349	$637,474	$1,296	$(457)	$638,313
Corporate securities	777,546	605	(562)	777,589	795,255	232	(1,372)	794,115
Municipal securities	39,098	68	(8)	39,158	48,744	17	(31)	48,730
Government securities	130,367	219	(1)	130,585	121,431	37	(256)	121,212
Total	$1,564,885	$2,465	$(669)	$1,566,681	$1,602,904	$1,582	$(2,116)	$1,602,370
The change in net unrealized gains (losses) on available-for-sale securities recorded in Other comprehensive income (loss) includes unrealized gains (losses) that arose from changes in market value of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales, as well as prepayments of available-for-sale investments purchased at a premium. This reclassification has no effect on total comprehensive income or equity and was not material for all periods presented. See Note 13 for more information related to comprehensive income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2015 were approximately six months and three years, respectively.

Realized Gains and Losses on Available-for-sale Investments
For the three months ended March 31, 2015 and 2014, the Company received proceeds from the sales of available-for-sale investments of $432.9 million and $266.4 million, respectively. The Company had realized gains on the sales of available-for-sale investments during the three months ended March 31, 2015 and 2014 of $0.1 million and $0.3 million, respectively. For the three months ended March 31, 2015 and 2014, the Company had realized losses on available-for-sale investments of $0.2 million and $0.1 million, respectively, primarily related to prepayments at par of securities purchased at a premium.
All realized gains and losses related to the sales of available-for-sale investments are included in Other expense, net, in the accompanying condensed consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of March 31, 2015 and December 31, 2014 were $0.7 million and $2.1 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $16.7 million and $16.6 million as of March 31, 2015 and December 31, 2014, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. The Company determined that one of its cost method investments was impaired and recorded a charge of $0.5 million during the first quarter of 2015 which was included in Other expense, net in the accompanying condensed consolidated statements of income. During the three months ended March 31, 2014, the Company determined one of its cost method investments was impaired and recorded a charge of $5.2 million, which was included in Other expense, net in the accompanying condensed consolidated statements of income.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$268,789	$268,789	$—	$—
Money market funds	120,388	120,388	—	—
Corporate securities	13,756	—	13,756	—
Available-for-sale securities:
Agency securities	619,349	—	619,349	—
Corporate securities	777,589	—	770,616	6,973
Municipal securities	39,158	—	39,158	—
Government securities	130,585	—	130,585	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,198	—	1,198	—
Total assets	$1,970,812	$389,177	$1,574,662	$6,973
Accrued expenses and other current liabilities:
Foreign currency derivatives	11,504	—	11,504	—
Total liabilities	$11,504	$—	$11,504	$—

	As of December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$230,370	$230,370	$—	$—
Money market funds	29,512	29,512	—	—
Corporate securities	267	—	267	—
Available-for-sale securities:
Agency securities	638,313	—	638,313	—
Corporate securities	794,115	—	788,042	6,073
Municipal securities	48,730	—	48,730	—
Government securities	121,212	—	121,212	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,206	—	1,206	—
Total assets	$1,863,725	$259,882	$1,597,770	$6,073
Accrued expenses and other current liabilities:
Foreign currency derivatives	9,692	—	9,692	—
Total liabilities	$9,692	$—	$9,692	$—
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

Corporate Securities
(In thousands)
Balance at December 31, 2014	$6,073
Purchases of Level 3 securities	1,000
Total net realized losses included in earnings	(100)
Balance at March 31, 2015	$6,973
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended March 31, 2015, one cost method investment with a carrying value of $0.5 million was determined to be impaired and written down to zero. The impairment charge is included in Other expense, net in the accompanying condensed consolidated financial statements. During the three months ended March 31, 2014, the Company determined one of its cost method investments was impaired and recorded a charge of $5.2 million, which was included in Other expense, net in the accompanying condensed consolidated statements of income. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of March 31, 2015, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended March 31, 2015, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
Convertible Senior Notes	$1,519,668	$1,300,872
7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2015, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its 2014 Equity Incentive Plan (the "2014 Plan"). During 2014, the Company granted certain stock-based awards under its Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the “2005 ESPP”). In December 2014, the Company's Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which is subject to stockholder approval at the Company's Annual Meeting of Stockholders to be held on May 28, 2015. Upon stockholder approval, the 2015 ESPP will replace the Company's 2005 ESPP. In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan and the Amended and Restated 2005 Equity Incentive Plan.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 29,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s Amended and Restated 2005 Equity Incentive Plan, as amended, that are forfeited, canceled or otherwise terminated (other than by exercise) are added to its shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of March 31, 2015, there were 31,628,874 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2014 Plan to grant stock-based awards covering 22,594,237 shares of common stock.
Under the 2005 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2005 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2005 ESPP. The 2005 ESPP provides for the issuance of a maximum of 10,000,000 shares of common stock. As of March 31, 2015, 3,872,661 shares had been issued under the 2005 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plans of $1.6 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. Current accumulated participant payroll deductions will be applied under the 2015 ESPP for the next purchase and no additional shares will be granted under the 2005 ESPP.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended	Three Months Ended
Income Statement Classifications	March 31, 2015	March 31, 2014
Cost of services and maintenance revenues	$550	$477
Research and development	13,257	12,780
Sales, marketing and services	10,696	16,016
General and administrative	9,708	11,428
Total	$34,211	$40,701
Non-vested Stock Units
Market Performance and Service Condition Stock Units
In March 2015 and 2014, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 393,464 and 378,022 non-vested stock units, respectively, that vest based on certain target market performance and service conditions. The number of non-vested stock units underlying each award will be determined within sixty days of the calendar year following the end of a three-year performance period ending December 31, 2017 for the March 2015 awards and December 31, 2016 for the March 2014 awards. The attainment level under the award will be based on the Company's total return to stockholders over the performance period compared to the return on the Nasdaq Composite Total Return Index (the "XCMP"). If the Company's return is positive and meets or exceeds the indexed return, the number of non-vested stock units issued will be based on interpolation, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement if the Company's return exceeds the indexed return by 40% or more. If the Company's return over the performance period is positive but underperforms the index, a number of non-vested stock units will be issued, below the target award, based on interpolation; however, no non-vested stock units will be issued if the Company's return underperforms the index by more than 20% over the performance period. In the event the Company's return to stockholders is negative but still meets or exceeds the indexed return, only 75% of the target award shall be issued. If the awardee is not employed by the Company at the end of the performance period; the extent to which the awardee will vest in the award, if at all, is dependent upon the timing and character of the termination as provided in the award agreement. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company's common stock.
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

	March 2015 Grant	March 2014 Grant
Expected volatility factor	0.14 - 0.29	0.19 - 0.38
Risk free interest rate	0.85%	0.81%
Expected dividend yield	0%	0%
The range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the XCMP. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and the XCMP in order to model the stock price movements. The volatilities used were calculated over a 2.76 year period, which was the remaining term of the performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model. The estimated fair value of each award as of the date of grant was $61.01 for the March 2015 grant and $56.94 for the March 2014 grant.
Service Based Stock Units
The Company also awards senior level, certain other employees and new non-employee directors non-vested stock units granted under the 2014 Plan that vest based on service. These non-vested stock unit awards vest 33.33% on each anniversary subsequent to the date of the award. The Company also assumes non-vested stock units in connection with certain of its acquisitions. The assumed awards have the same three year vesting schedule. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its continuing non-employee directors. These awards vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company's common stock.
Unrecognized Compensation Related to Stock Units
As of March 31, 2015, the number of all non-vested stock units outstanding, including market performance and service condition awards and service-based awards, and including awards assumed in connection with acquisitions, were 5,517,971. As of March 31, 2015, there was $300.7 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.31 years. See Note 4 for more information regarding the Company's acquisitions.
Stock Options
Stock options granted under the 2014 Plan typically have a five-year life and vest over three years, with 33.3% of the shares underlying the option vesting on the first anniversary of the date of grant and the remainder of the underlying shares vesting in equal monthly installments at a rate of 2.78% thereafter (the "Standard Vesting Rate"). The Company also assumes stock options from certain of its acquisitions for which the vesting period is typically reset to vest over three years at the Standard Vesting Rate. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. There were no stock options granted or assumed during the three months ended March 31, 2015 and 2014.
The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $3.9 million and $12.8 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of March 31, 2015, there was $1.8 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 0.72 years.

8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2014. There were no indicators of impairment during the three months ended March 31, 2015. In-process R&D acquired in connection with the Company's acquisitions was not material. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the three months ended March 31, 2015 (in thousands):

	Balance at January 1, 2015	Additions		Other		Balance at March 31, 2015
Enterprise and Service Provider	$1,434,369	$61,738		$(509)	(2)	$1,495,598
Mobility Apps	362,482	—		—		362,482
Consolidated	$1,796,851	$61,738	(1)	$(509)		$1,858,080

(1)	Amounts relate to 2015 acquisitions. See Note 4 for more information regarding the Company’s acquisitions.

(2)	Amount relates to adjustments to the preliminary purchase price allocation associated with 2014 acquisitions.
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
Intangible assets consist of the following (in thousands):

	March 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$663,657	$472,046	$618,336	$454,830
Other	499,913	280,055	492,960	265,749
Total	$1,163,570	$752,101	$1,111,296	$720,579
Amortization of product related intangible assets, which consists primarily of product-related technologies and patents, was $18.7 million and $24.3 million for the three months ended March 31, 2015 and 2014, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $9.4 million and $12.5 million for the three months ended March 31, 2015 and 2014, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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

Estimated future amortization expense of intangible assets with finite lives as of March 31, 2015 is as follows (in thousands):

Year ending December 31,	Amount
2015 (remaining nine months)	$81,619
2016	93,957
2017	71,917
2018	61,537
2019	41,989
Thereafter	60,450
Total	$411,469
9. SEGMENT INFORMATION
The Enterprise and Service Provider and the Mobility Apps business units constitute the Company’s two reportable segments. The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise and Service Provider and Mobility Apps products. Segment profit for each segment includes certain research and development, sales, marketing and services and general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, charges or benefits related to significant litigation that are not anticipated to be ongoing costs, amortization of product related intangible assets, amortization of other intangible assets, net interest and other expense, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.
Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net revenues:
Enterprise and Service Provider	$591,438	$593,687
Mobility Apps	169,364	157,132
Consolidated	$760,802	$750,819
Segment profit:
Enterprise and Service Provider	$124,623	$126,576
Mobility Apps	22,464	32,422
Unallocated expenses(1):
Amortization of intangible assets	(28,173)	(36,760)
Other	982	—
Restructuring	(33,951)	(9,650)
Net interest and other expense, net	(16,137)	(3,132)
Stock-based compensation	(34,211)	(40,701)
Consolidated income before income taxes	$35,597	$68,755

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Revenues by Product Grouping
Revenues by product grouping for the Company’s Enterprise and Service Provider and Mobility Apps business units were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net revenues:
Enterprise and Service Provider
Workspace Services revenues(1)	$390,809	$381,361
Delivery Networking revenues(2)	160,988	166,545
Professional services(3)	36,860	42,505
Other	2,781	3,276
Total Enterprise and Service Provider revenues	591,438	593,687
Mobility Apps revenues	169,364	157,132
Total net revenues	$760,802	$750,819

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s windows app delivery products, which include XenDesktop and XenApp, and the Company's mobile app delivery products, which include XenMobile and related license updates and maintenance and support.

(2)	Delivery Networking revenues primarily include NetScaler, Bytemobile Smart Capacity and CloudBridge products and related license updates and maintenance and support.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net revenues:
Enterprise and Service Provider
Americas	$320,223	$323,393
EMEA	203,273	200,628
Asia-Pacific	67,942	69,666
Total Enterprise and Service Provider revenues	591,438	593,687
Mobility Apps
Americas	142,568	130,672
EMEA	21,221	21,180
Asia-Pacific	5,575	5,280
Total Mobility Apps revenues	169,364	157,132
Total net revenues	$760,802	$750,819
10. CONVERTIBLE SENIOR NOTES
Convertible Notes Offering
During 2014, the Company completed a private placement of approximately $1.44 billion principal amount of 0.500% Convertible Notes due 2019. The net proceeds from this offering were approximately $1.42 billion, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. The Company used approximately $82.6 million of the net proceeds to pay the cost of the Bond Hedges described below (after such cost was partially offset by the proceeds to the Company from the Warrant Transactions described below). The Company used the remainder of the net proceeds from the offering and a portion of its existing cash and investments to purchase an aggregate of approximately $1.5 billion of its common stock, as authorized under its share repurchase program. The Company used approximately $101.0 million to purchase shares of common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of common stock through an Accelerated Share Repurchase ("ASR") which the Company entered into with Citibank, N.A. (the “ASR Counterparty”) on April 25, 2014 (the “ASR Agreement”).
The Convertible Notes are governed by the terms of an indenture, dated as of April 30, 2014 (the “Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.500% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The Convertible Notes will mature on April 15, 2019, unless earlier repurchased or converted. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. As of March 31, 2015, none of the conditions allowing holders of the Notes to convert had been met.
The conversion rate for the Convertible Notes is 11.1111 shares of common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of approximately $90.00 per share of common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain issuer tender or exchange offers.
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

The Convertible Notes consist of the following (in thousands):

March 31, 2015
Liability component
Principal	$1,437,500
Less: note discount	(136,628)
Net carrying amount	1,300,872
Equity component *	$162,869
* Recorded in the condensed consolidated balance sheet within additional paid-in capital.

The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

Three Months Ended
March 31, 2015
Contractual interest expense	$1,797
Amortization of debt issuance costs	982
Amortization of debt discount	7,920
$10,699
See Note 6 to the Company's condensed consolidated financial statements for fair value disclosures related to the Company's Convertible Notes.
Convertible Note Hedge and Warrant Transactions
In connection with the pricing of the Convertible Notes, the Company entered into convertible note hedge transactions relating to approximately 16.0 million shares of common stock (the "Bond Hedges"), with JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (the “Option Counterparties”) and also entered into separate warrant transactions (the "Initial Warrant Transactions") with each of the Option Counterparties relating to approximately 16.0 million shares of common stock.
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $120.00 per share. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity.
Aside from the initial payment of a premium to the Option Counterparties under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparties under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.
11. CREDIT FACILITY
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility currently bears interest at the LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. The weighted average interest rate for the period that amounts were outstanding under the Credit Facility was 1.71%. As of March 31, 2015, there was $95.0 million outstanding under the Credit Facility. The Company made a voluntary business decision prior to the balance sheet date to repay the debt in the next business cycle. As such, the amount outstanding was classified as Short-term debt in the accompanying condensed consolidated balance sheet. In April 2015, the Company repaid all amounts outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of March 31, 2015.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of March 31, 2015, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $9.8 million at March 31, 2015 and the total cumulative unrealized loss on cash flow derivative instruments was $8.3 million at December 31, 2014, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 13 for more information related to comprehensive income. The net unrealized loss as of March 31, 2015 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$465	Prepaid expenses and other current assets	$435	Accrued expenses and other current liabilities	$10,986	Accrued expenses and other current liabilities	$9,364

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$733	Prepaid expenses and other current assets	$771	Accrued expenses and other current liabilities	$518	Accrued expenses and other current liabilities	$328
The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended March 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss)/Gain Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2015	2014		2015	2014
Foreign currency forward contracts	$(1,444)	$23	Operating expenses	$(4,247)	$1,297
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended March 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2015	2014
Foreign currency forward contracts	Other expense, net	$1,636	$(985)

Outstanding Foreign Currency Forward Contracts
As of March 31, 2015, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 2,485
Pounds Sterling	GBP 12,800
Canadian Dollar	CAD 8,032
Chinese Yuan Renminbi	CNY 84,500
Danish Krone	DKK 25,800
Euro	EUR 14,818
Hong Kong Dollar	HKD 51,834
Indian Rupee	INR 937,542
Japanese Yen	JPY 728,670
New Zealand Dollar	NZD 110
Singapore Dollar	SGD 12,150
Swiss Franc	CHF 32,050
13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized gain (loss) on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2014	$(16,346)	$(990)	$(8,345)	$(11,109)	$(36,790)
Other comprehensive income before reclassifications	—	2,194	(5,691)	—	(3,497)
Amounts reclassified from accumulated other comprehensive loss	—	68	4,247	—	4,315
Net current period other comprehensive income	—	2,262	(1,444)	—	818
Balance at March 31, 2015	$(16,346)	$1,272	$(9,789)	$(11,109)	$(35,972)
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended March 31, 2015
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net losses on available-for-sale securities	$68	Other expense, net
Unrealized net losses on cash flow hedges	4,247	Operating expenses *
	$4,315
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
14. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $67.6 million and $66.9 million as of March 31, 2015 and December 31, 2014, respectively. All amounts included in the balance at March 31, 2015 for tax positions would affect the annual effective tax rate. The Company has $0.8 million accrued for the payment of interest and penalties as of March 31, 2015.
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
The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. At March 31, 2015, the Company had approximately $120.5 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 18.9% and 18.6% for the three months ended March 31, 2015 and 2014, respectively. The increase in the effective tax rate when comparing the three months ended March 31, 2015 to the three months ended March 31, 2014 was primarily due to the change in the components of income between the Company's U.S. and foreign operations.
The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States.
15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $5.4 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2015, approximately $163.5 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
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

During the three months ended March 31, 2015, the Company expended approximately $124.9 million on open market purchases under the stock repurchase program, repurchasing 1,982,115 shares of outstanding common stock at an average price of $63.03. During the three months ended March 31, 2014, the Company had no open market purchases.
Shares for Tax Withholding
During the three months ended March 31, 2015, the Company withheld 412,466 shares from stock units that vested, totaling $26.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended March 31, 2014, the Company withheld 368,310 shares from stock units that vested, totaling $21.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
17. RESTRUCTURING
2015 Restructuring Program
On January 28, 2015, the Company announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, the Company plans to eliminate approximately 700 full-time positions in the first half of 2015. During the first quarter of 2015, the Company incurred $33.1 million primarily related to employee severance arrangements and the consolidation of leased facilities. It is anticipated that the aggregate total pre-tax restructuring charges will be in the range of $45.0 million to $50.0 million. Included in these pre-tax charges are approximately $34.0 million to $40.0 million related to employee severance arrangements and approximately $9.0 million to $10.0 million related to the consolidation of leased facilities during fiscal year 2015. The majority of the activities related to the 2015 Restructuring Program are anticipated to be completed by the end of 2015.
2014 Restructuring Program
During the first quarter of 2014, the Company announced the implementation of the 2014 Restructuring Program to better align resources to strategic initiatives. As a result, the Company reduced its headcount by approximately 325 full-time positions since inception. The pre-tax charges incurred were primarily related to severance and other costs directly related to the reduction of the Company's workforce. The activities under the 2014 Restructuring Program were substantially completed as of the three months ended March 31, 2015.
Restructuring charges by segment consists of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
2014 Restructuring Program
Enterprise and Service Provider	$834	$5,880
Mobility Apps	50	3,770
2015 Restructuring Program
Enterprise and Service Provider	32,755	—
Mobility Apps	312	—
Total restructuring charges	$33,951	$9,650
As of March 31, 2015, total charges related to the 2014 Restructuring Program incurred since inception were $21.3 million, primarily related to employee severance and related costs. In connection with the consolidation of leased facilities as part of the 2015 Restructuring Program, the Company recorded a $0.9 million charge related to the disposal of certain fixed assets which is excluded from the restructuring accruals below.
Restructuring accruals
The activity in the Company’s restructuring accruals for the three months ended March 31, 2015 is summarized as follows (in thousands):

	2014 Restructuring Program	2015 Restructuring Program	Total
Balance at January 1, 2015	$2,780	$—	$2,780
Employee severance and related costs	884	30,266	31,150
Consolidation of leased facilities	—	1,947	1,947
Payments	(2,430)	(18,951)	(21,381)
Balance at March 31, 2015	$1,234	$13,262	$14,496
As of March 31, 2015, the $14.5 million in outstanding restructuring accruals relate to the Enterprise and Service Provider segment.
18. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board issued an accounting standard update on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance becomes effective for fiscal years and interim reporting periods beginning on or after December 14, 2015, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.
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
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, research and development, offerings of products and services, market positioning and opportunities, headcount, customer demand, distribution and sales channels, financial information and results of operations for future periods, Other expense, net, product and price competition, strategy and growth initiatives, seasonal factors, restructuring activities, international operations and expansion, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, tax rates, the expected benefits of acquisitions, changes in domestic and foreign economic conditions and credit markets, liquidity and debt obligations, share repurchase activity, litigation and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
Executive Summary
We have positioned, scaled and transformed through significant growth phases - from remote access, to web app delivery, to virtualization, to mobile workspaces - and, now, we are focused on enabling a software-defined workplace where people can securely and effortlessly collaborate across any device over any network and cloud, resulting in increased business productivity for our customers. Our technologies mobilize desktops, apps, data, and people to help our customers drive value. We continue driving innovation in the datacenter with our unique technologies across both physical and software defined networking platforms while powering some of the world’s largest clouds and giving enterprises the capabilities to combine best-in-class application networking services on a single, consolidated footprint. For simpler app delivery solutions, our investments are in the cloud. Our work with Citrix Service Providers, or CSPs, and our cloud-based offerings in XenApp and XenMobile are how we’re meeting these needs with a subscription-based service for delivering apps - from Windows to web to mobile.
During the first quarter of 2015, we experienced a greater than anticipated impact on results of operations due to the implementation of our 2015 Restructuring Program, organizational and leadership evolution and changes to our field and channel strategies.  While these initiatives had a greater near-term impact on our execution than we anticipated, we believe they will ultimately allow us to operate with more focus and efficiency and are necessary to prepare us for the next phase of profitable growth.  In addition, foreign currency volatility delayed customer buying decisions and otherwise impacted our results of operations.
In 2015, we intend to continue to invest in areas that will power our long-term growth, including enterprise mobility, cloud services and networking.  We intend to continue to refine our delivery of software-defined workspace solutions that deliver quick, tangible returns on investment, or ROI, for our customers.
In January 2015, we announced the 2015 Restructuring Program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, we plan to eliminate approximately 700 full-time positions in the first half of 2015. During the three months ended March 31, 2015, we incurred pre-tax charges of $33.1 million primarily related to employee severance arrangements and the consolidation of leased facilities. It is anticipated that the aggregate total pre-tax restructuring charges will be in the range of $45.0 million to $50.0 million. The majority of the activities related to the 2015 Restructuring Program are anticipated to be completed by the end of 2015.
Additionally, in January 2015, we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time (collectively, the “Lenders”). The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years, of which we have drawn $95.0 million as of March 31, 2015. In April 2015, we repaid all amounts outstanding under the Credit Facility. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes.
Summary of Results
For the three months ended March 31, 2015 compared to the three months ended March 31, 2014, a summary of our results included:

•	Product and licenses revenue decreased 11.6% to $183.3 million;

•	Software as a service revenue increased 7.8% to $169.4 million;

•	License updates and maintenance revenue increased 8.0% to $371.3 million;

•	Professional services revenue decreased 13.3% to $36.9 million;

•	Gross margin as a percentage of revenue increased 0.5% to 82.6%;

•	Operating income decreased 28.0% to $51.7 million; and

•	Diluted net income per share decreased 40.8% to $0.18.
The decrease in our Product and licenses revenue was driven by lower sales of our Delivery Networking products, primarily ByteMobile and NetScaler and our Workspace Services products, primarily XenDesktop. Our Software as a service revenue increased primarily due to increased sales of our Communications Cloud products, led by GoToMeeting, and our Workflow Cloud products, led by ShareFile. The increase in License updates and maintenance revenue was driven by increased sales of maintenance and support across our Workspace Services and Delivery Networking products and increased renewals of our Subscription Advantage product. The decrease in Professional services revenue was primarily due to decreased sales of product training and certification and implementation sales consistent with the decrease in sales of our Workspace Services and Delivery Networking products. We currently target total revenue to increase when comparing the second quarter of 2015 to the second quarter of 2014 and when comparing the 2015 fiscal year to the 2014 fiscal year. The increase in gross margin when comparing the first quarter of 2015 to the first quarter of 2014 was not significant. We currently target a slight increase in gross margin when comparing the second quarter of 2015 to the second quarter of 2014. The decrease in operating income and diluted net income per share when comparing the first quarter of 2015 to the first quarter of 2014 was primarily due to the 2014 and 2015 Restructuring Programs. Also contributing to the decrease in diluted net income per share was an increase in interest expense related to the convertible notes offering and an increase in losses on the remeasurement and settlements of foreign currency transactions included in Other expense, net. Partially, offsetting the decrease in diluted net income per share was the impact of share repurchases during the second quarter of 2014, which resulted in less weighted-average shares outstanding in the first quarter of 2015.
2015 Acquisitions
Sanbolic
On January 8, 2015, we acquired all of the issued and outstanding securities of Sanbolic, Inc., or Sanbolic. Sanbolic is an innovator and leader in workload-oriented storage virtualization technologies. The Sanbolic technology, combined with XenDesktop, XenApp, and XenMobile products will enable us to develop a range of differentiated solutions that will reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of our Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.5 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.4 million, of which $0.2 million were expensed during the three months ended March 31, 2015 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of our common stock, for which the vesting period began on the closing of the transaction.
2015 Definitive Agreement
On March 30, 2015, we entered into an agreement to acquire all of the membership interests of Grasshopper Group, LLC, or Grasshopper, a leading provider of cloud-based phone solutions for small businesses for approximately $172.5 million subject to working capital and debt adjustments. With the acquisition, we will expand our breadth of communication and collaboration solutions for small business, including GoToMeeting, GoToTraining, GoToWebinar and ShareFile. Grasshopper is expected to become part of the Mobility Apps segment. The completion of the transaction is subject to certain closing conditions and is expected to close during the second quarter of 2015.
2014 Acquisitions
Framehawk
On January 8, 2014, we acquired all of the issued and outstanding securities of Framehawk, Inc., or Framehawk. The Framehawk solution, which optimizes the delivery of virtual desktops and applications to mobile devices, was combined with HDX technology in the Citrix XenApp and XenDesktop products to deliver an improved user experience under adverse network conditions. Framehawk became part of our Enterprise and Service Provider segment. The total consideration for this transaction was approximately $24.2 million, net of $0.2 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.1 million, all of which we expensed during the three months ended March 31, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
RightSignature
In October 2014, we acquired all of the membership interests of RightSignature, LLC, or RightSignature. RightSignature became part of our Mobility Apps segment and provides technology which allows users to e-sign documents within the Workflow Cloud. The RightSignature technology will expand the Workflow Cloud beyond storage and file transfer to supporting e-signature and approval workflows. The total consideration for this transaction was approximately $37.8 million, net of $1.1 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.2 million, and are included in General and administrative expense in the accompanying consolidated statements of income. No transaction costs were recorded during the three months ended March 31, 2015 and 2014. In addition, in connection with the acquisition, we assumed non-vested stock units, which were converted into the right to receive, in the aggregate, up to 67,500 of our common stock, for which the vesting period began on the closing of the transaction.
2014 Other Acquisitions
During the second quarter of 2014, we acquired all of the issued and outstanding securities of a privately-held company. The business became part of our Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $17.2 million, net of $0.8 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.1 million, all of which we expensed during the three months ended March 31, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
In the fourth quarter of 2014, we acquired all of the issued and outstanding securities of two privately-held companies for total cash consideration of approximately $19.9 million, net of $0.2 million of cash acquired. The businesses became part of our Enterprise and Service Provider segment. In addition, in connection with one of the acquisitions, we assumed non-vested stock units, which were converted into the right to receive, in the aggregate, up to 23,430 shares of our common stock, for which the vesting period began on the closing of the transaction. Transaction costs associated with the acquisitions were not significant.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form

10-K for the year ended December 31, 2014, or the Annual Report, and Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies disclosed in the Annual Report.
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2015
	2015	2014	vs. March 31, 2014
Revenues:
Product and licenses	$183,281	$207,424	(11.6)%
Software as a service	169,364	157,132	7.8
License updates and maintenance	371,297	343,758	8.0
Professional services	36,860	42,505	(13.3)
Total net revenues	760,802	750,819	1.3
Cost of net revenues:
Cost of product and license revenues	24,684	31,337	(21.2)
Cost of services and maintenance revenues	89,190	78,683	13.4
Amortization of product related intangible assets	18,732	24,306	(22.9)
Total cost of net revenues	132,606	134,326	(1.3)
Gross margin	628,196	616,493	1.9
Operating expenses:
Research and development	144,641	133,618	8.2
Sales, marketing and services	306,405	316,496	(3.2)
General and administrative	82,026	72,388	13.3
Amortization of other intangible assets	9,441	12,454	(24.2)
Restructuring	33,951	9,650	251.8
Total operating expenses	576,464	544,606	5.8
Income from operations	51,732	71,887	(28.0)
Interest income	2,834	2,153	31.6
Interest expense	11,120	66	*
Other expense, net	(7,849)	(5,219)	50.4
Income before income taxes	35,597	68,755	(48.2)
Income tax expense	6,710	12,816	(47.6)
Net income	$28,887	$55,939	(48.4)

*	not meaningful

Revenues
Net revenues of our Enterprise and Service Provider business unit include Product and licenses, License updates and maintenance, and Professional services. Product and licenses primarily represent fees related to the licensing of the following major products:

•	Workspace Services is primarily comprised of our Windows App Delivery products, which include XenDesktop and XenApp and our Mobile App Delivery products which include XenMobile products; and

•	Delivery Networking primarily includes NetScaler, ByteMobile Smart Capacity, and CloudBridge; and

•
Our CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.

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

•	Our maintenance fees, which include technical support and hardware and software maintenance, and which are recognized ratably over the contract term; and
Professional services are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.
Our SaaS revenues, which are recognized ratably over the contractual term, primarily consist of fees related to our Mobility Apps products including:

•	Communications Cloud products, which primarily include GoToMeeting, GoToWebinar and GoToTraining; and

•	Workflow Cloud products, which primarily include GoToMyPC, GoToAssist and ShareFile.

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2015
	2015	2014	vs. March 31, 2014
	(In thousands)
Product and licenses	$183,281	$207,424	$(24,143)
Software as a service	169,364	157,132	12,232
License updates and maintenance	371,297	343,758	27,539
Professional services	36,860	42,505	(5,645)
Total net revenues	$760,802	$750,819	$9,983
Product and Licenses
The decrease in Product and licenses revenue for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily due to lower sales of our Delivery Networking products of $14.4 million, primarily NetScaler and Bytemobile and our Workspace Services products of $9.2 million, primarily XenDesktop. These Product and licenses revenue results were primarily due to greater than anticipated impact due to the implementation of our 2015 Restructuring Program, organizational and leadership evolution and changes to our field and channel strategies as discussed in the Executive Summary Overview above. We currently target Product and licenses revenue to decrease when comparing the second quarter of 2015 to the second quarter of 2014, primarily in our Delivery Networking products.

Software as a Service
Software as a service revenue increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to increased sales of our Communications Cloud products of $8.1 million, led by GoToMeeting, and increased sales of our Workflow Cloud products of $3.1 million, led by ShareFile. We currently target Software as a service revenue to increase when comparing the second quarter of 2015 to the second quarter of 2014.
License Updates and Maintenance
License updates and maintenance revenue increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to an increase in maintenance revenues of $23.1 million, primarily driven by increased sales of maintenance and support contracts across our Enterprise and Service Provider products and an increase in renewals of our Subscription Advantage product of $4.4 million. We currently target License updates and maintenance revenue to increase when comparing the second quarter of 2015 to the second quarter of 2014.
Professional Services
The decrease in Professional services revenue when comparing the three months ended March 31, 2015 to the three months ended March 31, 2014 was primarily due to decreased sales of product training and certification and implementation sales related to our Enterprise and Service Provider products. We currently target Professional services revenue to decrease when comparing the second quarter of 2015 to the second quarter of 2014.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance contracts for our software and hardware products. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. Deferred revenues decreased approximately $41.8 million as of March 31, 2015 compared to December 31, 2014 primarily due to a net decrease in sales of our license updates and software maintenance offerings of $42.8 million, partially offset by an increase in sales of our Mobility Apps products of $3.7 million. We currently anticipate that deferred revenues will increase throughout the remainder of 2015.
International Revenues
International revenues (sales outside the United States) accounted for approximately 43.8% of our net revenues for the three months ended March 31, 2015 and 44.4% of our net revenues for the three months ended March 31, 2014. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Segment Revenues
Our revenues are derived from sales of Enterprise and Service Provider products which include Workspace Services solutions, Delivery Networking products and related License updates and maintenance and Professional services and from our Mobility Apps business unit’s Communications Cloud and Workflow Cloud products. The Enterprise and Service Provider and the Mobility Apps business units constitute our two reportable segments.
An analysis of our reportable segment net revenue is presented below (in thousands):

			Increase for the
	Three Months Ended		Three Months Ended
	March 31,		March 31, 2015
	2015	2014	vs. March 31, 2014
Enterprise and Service Provider	$591,438	$593,687	(0.4)%
Mobility Apps	169,364	157,132	7.8%
Net revenues	$760,802	$750,819	1.3%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.

Cost of Net Revenues

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2015
	2015	2014	vs. March 31, 2014
	(In thousands)
Cost of product and license revenues	$24,684	$31,337	$(6,653)
Cost of services and maintenance revenues	89,190	78,683	10,507
Amortization of product related intangible assets	18,732	24,306	(5,574)
Total cost of net revenues	$132,606	$134,326	$(1,720)
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
Cost of product and license revenues decreased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to decreased sales of our Delivery Networking products, many of which contain hardware components that have a higher cost than our other software products. We currently target a decrease in Cost of product and license revenues when comparing the second quarter of 2015 to the second quarter of 2014.
Cost of services and maintenance revenues increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to an increase in sales of our Communications and Workflow Cloud products of $7.4 million and technical support related to our Workspace Services products of $3.7 million, partially offset by a decrease in implementation sales and product training and certification costs of $1.1 million related to lower sales of our Enterprise and Service Provider products as described above. We currently target Cost of services and maintenance revenues to increase when comparing the second quarter of 2015 to the second quarter of 2014, consistent with the targeted increases in Software as a service revenue and License updates and maintenance revenue as discussed above.
Amortization of product related intangible assets decreased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as a result of certain intangible assets becoming fully amortized from the impairments of certain acquired intangible assets in 2014.
Gross Margin
Gross margin as a percentage of revenue was 82.6% for the three months ended March 31, 2015 and 82.1% for the three months ended March 31, 2014. When comparing the second quarter of 2015 to the second quarter of 2014 and the full year 2015 to the full year 2014, we expect an increase in gross margin primarily due to 2014 including impairment charges recorded in relation to certain intangible assets.
Operating Expenses
Foreign Currency Impact on Operating Expenses
The functional currency for all of our wholly-owned foreign subsidiaries is the U.S. dollar. A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to 12 months in advance of anticipated foreign currency expenses. When the dollar is weak, the resulting increase to foreign currency denominated expenses will be partially offset by the gain in our hedging contracts. When the dollar is strong, the resulting decrease to foreign currency denominated expenses will be partially offset by the loss in our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the timeframe for which we hedge our risk. Effective in January 2015, the functional currency of our wholly-owned foreign subsidiaries of our Mobility Apps business unit became the U.S. dollar as a result of a reorganization in the foreign subsidiaries' operations.

Research and Development Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2015
	2015	2014	vs. March 31, 2014
	(In thousands)
Research and development	$144,641	$133,618	$11,023
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to an increase in compensation, including stock-based compensation and employee-related costs of $7.3 million, primarily related to net increase in headcount due to acquisitions, partially offset by restructuring and an increase in facility and equipment costs of $1.4 million related to our research and development activities.
Sales, Marketing and Services Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2015
	2015	2014	vs. March 31, 2014
	(In thousands)
Sales, marketing and services	$306,405	$316,496	$(10,091)
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
Sales, marketing and services expenses decreased during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to a decrease in compensation and other employee-related costs, primarily variable compensation of $6.9 million and stock based compensation of $5.3 million.
General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2015
	2015	2014	vs. March 31, 2014
	(In thousands)
General and administrative	$82,026	$72,388	$9,638
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to an increase in professional services of $5.8 million related to investments in business initiatives to support long-term growth and an increase in certain facility and depreciation costs of $4.5 million.
Restructuring Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2015
	2015	2014	vs. March 31, 2014
	(In thousands)
Restructuring	$33,951	$9,650	$24,301

In January 2015, we announced the 2015 Restructuring Program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, we plan to eliminate approximately 700 full-time positions in the first half of 2015. During the first quarter of 2015, we incurred $33.1 million primarily related to employee severance arrangements and the consolidation of leased facilities. The majority of the activities related to the 2015 Restructuring Program are anticipated to be completed by the end of 2015.
Additionally, in March 2014, we implemented the 2014 Restructuring Program, which included the reduction of our headcount by approximately 125 full-time positions in the first quarter of 2014. The pre-tax charges we incurred were primarily related to severance and other costs directly related to the reduction of our workforce. The activities under the 2014 Restructuring Program were substantially completed as of the three months ended March 31, 2015. For more information, see “—Executive Summary— Overview” and Note 17 to our condensed consolidated financial statements.
Amortization of other intangible assets

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2015
	2015	2014	vs. March 31, 2014
	(In thousands)
Amortization of other intangible assets	$9,441	$12,454	$(3,013)
Amortization of other intangible assets decreased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily as a result of certain intangible assets becoming fully amortized from the impairments of certain acquired intangible assets in 2014.
2015 Operating Expense Outlook
When comparing the second quarter of 2015 to the second quarter of 2014, we are targeting Operating expenses to increase in General and administrative for project costs related to strategic initiatives to transform the organization and we expect other functional areas to remain consistent. We also expect to incur additional charges in the second quarter of 2015 related to the 2015 Restructuring Program.
Interest Expense

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2015
	2015	2014	vs. March 31, 2014
	(In thousands)
Interest expense	$11,120	$66	$11,054
Interest expense in 2015 consists primarily of interest on our convertible senior notes and credit facility. The increase was primarily due to interest expense associated with the issuance of our convertible senior notes and drawings under our credit facility. We currently are targeting interest expense will increase when comparing the second quarter of 2015 to the second quarter of 2014 as we entered into our convertible senior note in April 2014 and our credit facility in January 2015.
Other Expense, Net

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2015
	2015	2014	vs. March 31, 2014
	(In thousands)
Other expense, net	$(7,849)	$(5,219)	$(2,630)
Other expense, net is primarily comprised of gains (losses) from remeasurement of foreign currency transaction, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other expense, net, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily driven by an increase in losses on the remeasurement and settlements of foreign currency transactions of $8.8 million, partially offset by impairment recognized on a cost method investment during the first quarter of 2014 of $5.2 million.
Income Taxes
As of March 31, 2015, our net unrecognized tax benefits totaled approximately $67.6 million as compared to $66.9 million as of December 31, 2014. All amounts included in this balance affect the annual effective tax rate. We have $0.8 million accrued for the payment of interest and penalties as of March 31, 2015.
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
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. At March 31, 2015, we had approximately $120.5 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance.
We maintain certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from its foreign subsidiaries. Our effective tax rate was approximately 18.9% and 18.6% for the three months ended March 31, 2015 and 2014, respectively. The increase in the effective tax rate when comparing the three months ended March 31, 2015 to the three months ended March 31, 2014 was primarily due to the change in the components of income between our U.S. and foreign operations. We currently are targeting our effective tax rate to remain consistent when comparing the second quarter of 2015 to the second quarter of 2014.
Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by our foreign operations that are taxed primarily in Switzerland. We have not provided for U.S. taxes for those earnings because we plan to reinvest all of those earnings indefinitely outside the United States.
Liquidity and Capital Resources
During the three months ended March 31, 2015, we generated operating cash flows of $291.9 million. These operating cash flows related primarily to a change in operating assets and liabilities of $123.3 million, net of effect of our acquisitions. Also contributing to these cash inflows was net income of $28.9 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $65.2 million and stock-based compensation expense of $34.2 million. Our investing activities used $98.5 million of cash consisting primarily of cash paid for acquisitions of $89.5 million, cash paid for the purchase of property and equipment of $44.1 million, partially offset by net proceeds from investments of $37.1 million. Our financing activities used cash of $42.9 million primarily due to cash paid for stock repurchases of $124.9 million and cash paid for tax withholding on vested stock awards of $19.4 million, partially offset by drawings on our credit facility of $95.0 million and the issuance of common stock under our employee stock-based compensation plans of $8.4 million.
During the three months ended March 31, 2014, we generated operating cash flows of $287.9 million. These operating cash flows related primarily to a change in operating assets and liabilities of $99.5 million, net of effect of our acquisitions. Also contributing to these cash inflows was net income of $55.9 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $70.0 million and stock-based compensation expense of $40.7 million. Our investing activities used $275.0 million of cash consisting primarily of net purchases of investments of $219.7 million, cash paid for the purchase of property and equipment of $30.5 million and cash paid for acquisitions of $24.2 million. Our financing activities provided cash of $4.2 million primarily due to proceeds received from the issuance of common stock under our employee stock-based compensation plans of $8.0 million.

Credit Facility
On January 7, 2015, we entered into a credit agreement, or Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time (collectively, the "Lenders"). The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years, of which we have drawn $95.0 million as of March 31, 2015. In April 2015, we repaid all amounts outstanding under the Credit Facility. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement.
The Credit Agreement requires us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. In addition, the Credit Agreement contains customary representations and warranties. Please see Note 11 to our condensed consolidated financial statements for additional details on our Credit Agreement.
Convertible Senior Notes
In April 2014, we completed a private placement of $1.44 billion principal amount of 0.500% Convertible Senior Notes due 2019, or the Convertible Notes. The net proceeds from this offering were approximately $1.42 billion (including the proceeds from the Over-Allotment Option), after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. We used approximately $82.5 million of the net proceeds to pay the cost of certain bond hedges entered into in connection with the offering (after such cost was partially offset by the proceeds to us from certain warrant transactions). Please see Note 10 to our condensed consolidated financial statements for additional details on the Convertible Notes offering and the related bond hedges and warrant transactions.
We used the remainder of the net proceeds from the offering and a portion of our existing cash and investments to purchase an aggregate of approximately $1.5 billion of our common stock under our share repurchase program. We used approximately $101.0 million to purchase shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of our common stock through an accelerated share repurchase transaction, or the ASR, which we entered into with Citibank, N.A., or Citibank, on April 25, 2014, and which is discussed in further detail in Note 15 to our condensed consolidated financial statements. We intend to use the remaining net proceeds resulting from the exercise of the Over-Allotment Option for working capital and general corporate purposes.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2015. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. During the three months ended March 31, 2015, we drew $95.0 million under our $250.0 million credit facility. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions.
Cash, Cash Equivalents and Investments

	March 31, 2015	December 31, 2014	2015 Compared to 2014
	(In thousands)
Cash, cash equivalents and investments	$1,969,614	$1,862,519	$107,095
The increase in Cash, cash equivalents and investments when comparing March 31, 2015 to December 31, 2014, is primarily due to cash provided by our operating activities of $291.9 million, and borrowings under our credit facility of $95.0 million, partially offset by cash paid for stock repurchases of $124.9 million, cash paid for acquisitions, net of cash acquired, of $89.5 million and purchases of property and equipment of $44.1 million. As of March 31, 2015, $1.46 billion of the $1.97 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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

Corporate Securities
(In thousands)
Balance at December 31, 2014	$6,073
Purchases of Level 3 securities	1,000
Total net realized losses included in earnings	(100)
Balance at March 31, 2015	$6,973
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended March 31, 2015, one cost method investment with a carrying value of $0.5 million was determined to be impaired and written down to zero. The impairment charge is included in Other expense, net in the accompanying condensed consolidated financial statements. In determining the fair value of cost method investments, we considered many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
Accounts Receivable, Net

	March 31, 2015	December 31, 2014	2015 Compared to 2014
	(In thousands)
Accounts receivable	$443,671	$680,377	$(236,706)
Allowance for returns	(1,419)	(2,185)	766
Allowance for doubtful accounts	(4,075)	(3,791)	(284)
Accounts receivable, net	$438,177	$674,401	$(236,224)
The decrease in Accounts receivable, net, when comparing March 31, 2015 to December 31, 2014 was primarily due to increased collections during the three months ended March 31, 2015 on higher sales in the fourth quarter of 2014. The activity in our Allowance for returns was comprised primarily of $1.8 million in credits issued for returns during the three month period ended March 31, 2015, partially offset by $1.0 million of provisions for returns recorded during the three month period ended March 31, 2015. The activity in our Allowance for doubtful accounts was comprised primarily of $0.7 million in additional provisions for doubtful accounts during the three month period ended March 31, 2015, partially offset by $0.4 million of uncollectible accounts written off, net of recoveries during the three month period ended March 31, 2015. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $5.4 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At March 31, 2015, approximately $163.5 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from employee stock option exercises and the related tax benefit.

We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
In April 2014, in connection with the $1.5 billion increase in repurchase authority granted to us under our ongoing stock repurchase program, we used approximately $101.0 million to purchase 1.7 million shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the Convertible Notes offering discussed above, and an additional $1.4 billion to purchase additional shares of our common stock through our ASR with Citibank. On April 30, 2014, under the ASR agreement, we paid approximately $1.4 billion to Citibank and received approximately 21.8 million shares of our common stock, including approximately 2.6 million shares delivered in October 2014 in final settlement in connection with Citibank's election to accelerate the ASR. The total number of shares of our common stock that we repurchased under the ASR Agreement was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, less a discount.
See Note 10 to our condensed consolidated financial statements for detailed information on our Convertible Notes offering and the transactions related thereto, including the ASR.
During the three months ended March 31, 2015, we expended approximately $124.9 million on open market purchases under the stock repurchase program, repurchasing 1,982,115 shares of outstanding common stock at an average price of $63.03.
During the three months ended March 31, 2014, we had no open market purchases.
Shares for Tax Withholding
During the three months ended March 31, 2015, we withheld 412,466 shares from stock units that vested, totaling $26.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
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
There were no material changes during the quarter ended March 31, 2015 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2015, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on February 19, 2015.

We are exposed to fluctuations in foreign currency exchange rates, which could adversely affect our future operating results.
Our results of operations are subject to fluctuations in exchange rates, which could adversely affect our future revenue and overall operating results. In order to minimize volatility in earnings associated with fluctuations in the value of foreign currency relative to the U.S. dollar, we use financial instruments to hedge our exposure to foreign currencies as we deem appropriate for a portion of our expenses, which are denominated in the local currency of our foreign subsidiaries. We generally initiate our hedging of currency exchange risks one year in advance of anticipated foreign currency expenses for those currencies to which we have the greatest exposure. When the dollar is weak, foreign currency denominated expenses will be higher, and these higher expenses will be partially offset by the gains realized from our hedging contracts. If the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the losses incurred from our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the one year timeframe for which we hedge our risk and there is no guarantee that we will accurately forecast the expenses we are hedging. Further, a substantial portion of our overseas assets and liabilities are denominated in local currencies. To protect against fluctuations in earnings caused by changes in currency exchange rates when remeasuring our balance sheet, we utilize foreign exchange forward contracts to hedge our exposure to this potential volatility. There is no assurance that our hedging strategies will be effective. In addition, as a result of entering into these contracts with counterparties who are unrelated to us, the risk of a counterparty default exists in fulfilling the hedge contract. Should there be a counterparty default, we could be unable to recover anticipated net gains from the transactions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $5.4 billion. The objective of the stock repurchase program is to improve stockholders’ returns. As of March 31, 2015, approximately $163.5 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended March 31, 2015:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
January 1, 2015 through January 31, 2015	66,040	$59.76	55,400	$285,103
February 1, 2015 through February 28, 2015	1,940,699	63.12	1,926,715	163,472
March 1, 2015 through March 31, 2015	387,842	63.69	—	163,472
Total	2,394,581		1,982,115	163,472

(1)
Represents shares acquired in open market purchases and 412,466 shares withheld from stock units that vested in the first quarter of 2015 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We expended approximately $124.9 million during the quarter ended March 31, 2015 for repurchases of our common stock. For more information see Note 15 to our condensed consolidated financial statements.

(2)
Shares withheld from stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of stock units do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that Nanci Caldwell, Murray J. Demo and Stephen M. Dow, members of our Board of Directors, and Mark B. Templeton, our President and Chief Executive Officer, and David R. Friedman, our Chief of Staff, Office of the CEO, each entered into a new trading plan in the first quarter of 2015 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

10.1	Mutual Separation and Release Agreement, dated as of February 25, 2015, by and between the Company and Sudhakar Ramakrishna

10.2	Mutual Separation and Release Agreement, dated as of January 12, 2015, by and between the Company and Al Monserrat

10.3
Credit Agreement, dated as of January 7, 2015, by and among Citrix Systems, Inc., the initial lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 8, 2015)

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May 2015.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Mutual Separation and Release Agreement, dated as of February 25, 2015, by and between the Company and Sudhakar Ramakrishna

10.2	Mutual Separation and Release Agreement, dated as of January 12, 2015, by and between the Company and Al Monserrat

10.3
Credit Agreement, dated as of January 7, 2015, by and among Citrix Systems, Inc., the initial lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 8, 2015)

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