Form 10-Q
period 2015-06-30
CITRIX SYSTEMS INC
filed 2015-08-07
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015 there were 160,701,338 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2015

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$362,313	$260,149
Short-term investments, available-for-sale	510,178	529,260
Accounts receivable, net of allowances of $4,847 and $5,976 at June 30, 2015 and December 31, 2014, respectively	500,976	674,401
Inventories, net	12,708	12,617
Prepaid expenses and other current assets	154,990	166,005
Current portion of deferred tax assets, net	48,118	45,892
Total current assets	1,589,283	1,688,324
Long-term investments, available-for-sale	972,909	1,073,110
Property and equipment, net	370,767	367,779
Goodwill	1,958,022	1,796,851
Other intangible assets, net	460,538	390,717
Long-term portion of deferred tax assets, net	80,336	128,198
Other assets	70,120	67,028
Total assets	$5,501,975	$5,512,007
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$81,966	$79,884
Accrued expenses and other current liabilities	262,504	298,079
Income taxes payable	3,716	12,053
Current portion of deferred revenues	1,176,132	1,200,093
Total current liabilities	1,524,318	1,590,109
Long-term portion of deferred revenues	363,412	357,771
Convertible notes	1,308,852	1,292,953
Other liabilities	80,558	97,529
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 297,179 and 294,674 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	297	295
Additional paid-in capital	4,404,630	4,292,706
Retained earnings	3,287,426	3,155,264
Accumulated other comprehensive loss	(29,236)	(36,790)
	7,663,117	7,411,475
Less - common stock in treasury, at cost (137,037 and 133,898 shares at June 30, 2015 and December 31, 2014, respectively)	(5,438,282)	(5,237,830)
Total stockholders' equity	2,224,835	2,173,645
Total liabilities and stockholders' equity	$5,501,975	$5,512,007
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share information)
Revenues:
Product and licenses	$204,974	$231,792	$388,255	$439,216
Software as a service	177,584	160,779	346,948	317,911
License updates and maintenance	377,161	347,041	748,458	690,799
Professional services	37,040	41,948	73,900	84,453
Total net revenues	796,759	781,560	1,557,561	1,532,379
Cost of net revenues:
Cost of product and license revenues	24,290	32,762	48,974	64,099
Cost of services and maintenance revenues	89,733	88,099	178,923	166,782
Amortization of product related intangible assets	18,728	54,395	37,460	78,701
Total cost of net revenues	132,751	175,256	265,357	309,582
Gross margin	664,008	606,304	1,292,204	1,222,797
Operating expenses:
Research and development	140,203	140,375	284,844	273,993
Sales, marketing and services	296,258	321,539	602,663	638,035
General and administrative	79,872	75,015	161,898	147,403
Amortization of other intangible assets	10,992	10,445	20,433	22,899
Restructuring	14,534	4,511	48,485	14,161
Total operating expenses	541,859	551,885	1,118,323	1,096,491
Income from operations	122,149	54,419	173,881	126,306
Interest income	2,841	2,141	5,675	4,294
Interest expense	11,001	6,984	22,121	7,050
Other (expense) income, net	(3,262)	1,452	(11,111)	(3,767)
Income before income taxes	110,727	51,028	146,324	119,783
Income tax expense (benefit)	7,452	(1,996)	14,162	10,820
Net income	$103,275	$53,024	$132,162	$108,963
Earnings per share:
Basic	$0.64	$0.31	$0.82	$0.62
Diluted	$0.64	$0.31	$0.82	$0.61
Weighted average shares outstanding:
Basic	161,085	169,973	160,347	176,946
Diluted	162,027	170,891	161,674	178,246

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Net income	$103,275	$53,024	$132,162	$108,963
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	(2,006)	—	(2,727)
Available for sale securities:
Change in net unrealized (losses) gains	(896)	569	1,298	729
Less: reclassification adjustment for net gains included in net income	(136)	(702)	(68)	(865)
Net change (net of tax effect)	(1,032)	(133)	1,230	(136)
Cash flow hedges:
Change in unrealized gains (losses)	2,347	1,292	(3,344)	2,612
Less: reclassification adjustment for net losses (gains) included in net income	5,421	(1,651)	9,668	(2,948)
Net change (net of tax effect)	7,768	(359)	6,324	(336)
Other comprehensive income (loss)	6,736	(2,498)	7,554	(3,199)
Comprehensive income	$110,011	$50,526	$139,716	$105,764

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Operating Activities
Net income	$132,162	$108,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	150,960	174,575
Stock-based compensation expense	65,003	85,991
Excess tax benefit from stock-based compensation	(1,924)	(3,004)
Deferred income tax benefit	(5,554)	(12,399)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	9,318	(2,107)
Other non-cash items	8,335	7,077
Total adjustments to reconcile net income to net cash provided by operating activities	226,138	250,133
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	168,851	146,204
Inventories	(771)	(1,087)
Prepaid expenses and other current assets	(3,381)	(8,714)
Other assets	(6,023)	4,469
Income taxes, net	8,380	(64,073)
Accounts payable	38	2,743
Accrued expenses and other current liabilities	(20,082)	35,007
Deferred revenues	(18,319)	18,251
Other liabilities	6,025	(480)
Total changes in operating assets and liabilities, net of the effects of acquisitions	134,718	132,320
Net cash provided by operating activities	493,018	491,416
Investing Activities
Purchases of available-for-sale investments	(1,048,809)	(1,286,417)
Proceeds from sales of available-for-sale investments	834,578	872,924
Proceeds from maturities of available-for-sale investments	333,633	210,026
Purchases of property and equipment	(80,005)	(67,141)
(Purchases) proceeds from cost method investments, net	(1,058)	1,357
Cash paid for acquisitions, net of cash acquired	(251,184)	(41,342)
Cash paid for licensing agreements and product related intangible assets	(9,334)	(9,727)
Net cash used in investing activities	(222,179)	(320,320)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	43,419	18,095
Proceeds from issuance of convertible notes, net of issuance costs	—	1,415,717
Purchase of convertible note hedges	—	(184,288)
Proceeds from issuance of warrants	—	101,775
Proceeds from credit facility	95,000	—
Repayment of credit facility	(95,000)	—
Repayment of acquired debt	(7,569)	(3,766)
Excess tax benefit from stock-based compensation	1,924	3,004
Stock repurchases, net	(172,132)	(1,500,998)
Cash paid for tax withholding on vested stock awards	(28,321)	(22,840)
Net cash used in financing activities	(162,679)	(173,301)
Effect of exchange rate changes on cash and cash equivalents	(5,996)	867
Change in cash and cash equivalents	102,164	(1,338)
Cash and cash equivalents at beginning of period	260,149	280,740
Cash and cash equivalents at end of period	$362,313	$279,402
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
The Company’s revenues are derived from its Enterprise and Service Provider products, which primarily include its Workspace Services products, Delivery Networking products and related license updates and maintenance and professional services and from its Mobility Apps products, which primarily include Communications Cloud and Workflow Cloud products. Enterprise and Service Provider and Mobility Apps business units constitute the Company's two reportable segments. See Note 9 for more information on the Company's segments.
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
Available-for-sale Investments
Short-term and long-term available-for-sale investments as of June 30, 2015 and December 31, 2014 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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

Revenue Recognition
Net revenues include the following categories: Product and licenses, SaaS, License updates and maintenance and Professional services. Product and licenses revenues primarily represent fees related to the licensing of the Company’s software and hardware appliances. These revenues are reflected net of sales allowances, cooperative advertising agreements, partner incentive programs and provisions for returns. SaaS revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term, which is typically 12 months. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. License updates and maintenance revenues consist of fees related to the Subscription Advantage program and maintenance fees, which include technical support and hardware and software maintenance. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Subscription Advantage and maintenance fees are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third-party commissions related to Subscription Advantage, maintenance and support renewals. The capitalized commissions are amortized to Sales, marketing and services expense at the time the related deferred revenue is recognized as revenue. Hardware and software maintenance and support contracts are typically sold separately. Hardware maintenance includes technical support, the latest software upgrades and replacement of malfunctioning appliances. Dedicated account management is available as an add-on to the program for a higher level of service. Software maintenance includes unlimited technical support, immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Professional services revenues are comprised of fees from consulting services related to the implementation of the Company’s products and fees from product training and certification, which are recognized as the services are provided.
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

The Company’s Mobility Apps products are considered hosted service arrangements per the authoritative guidance, or SaaS. Generally, the Company’s Mobility Apps products are sold separately and not bundled with the Enterprise and Service Provider business unit’s products and services.
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.2 million and $2.2 million at June 30, 2015 and December 31, 2014, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$103,275	$53,024	$132,162	$108,963
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	161,085	169,973	160,347	176,946
Effect of dilutive employee stock awards	942	918	1,327	1,300
Denominator for diluted earnings per share - weighted-average shares outstanding	162,027	170,891	161,674	178,246
Basic earnings per share	$0.64	$0.31	$0.82	$0.62
Diluted earnings per share	$0.64	$0.31	$0.82	$0.61
Anti-dilutive weighted-average shares from stock awards	2,426	4,365	2,514	4,478

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

The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Senior Notes (the "Convertible Notes") on diluted earnings per share, if applicable, as upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of $90.00 per share. For the three and six months ended June 30, 2015, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 10 to the Company's condensed consolidated financial statements for detailed information on the Convertible Notes offering.
4. ACQUISITIONS AND DIVESTITURES
2015 Acquisitions
Sanbolic
On January 8, 2015, the Company acquired all of the issued and outstanding securities of Sanbolic, Inc. (“Sanbolic”). Sanbolic is an innovator and leader in workload-oriented storage virtualization technologies. The Sanbolic technology, combined with XenDesktop, XenApp, and XenMobile products will enable the Company to develop a range of differentiated solutions that will reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of the Company's Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.4 million. No transaction costs were recorded during the three months ended June 30, 2015 and 2014 and the Company expensed $0.2 million during the six months ended June 30, 2015, which is included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of the Company's common stock, for which the vesting period began on the closing of the transaction.

Grasshopper
On May 18, 2015, the Company acquired all of the membership interests of Grasshopper Group, LLC (“Grasshopper”), a leading provider of cloud-based phone solutions for small businesses. With the acquisition, the Company will expand its breadth of communication and collaboration solutions for small businesses, including GoToMeeting, GoToTraining, GoToWebinar, OpenVoice and ShareFile. Grasshopper became part of the Mobility Apps segment. Total preliminary cash consideration for this transaction was approximately $161.8 million, net of $3.5 million cash acquired. Transaction costs associated with the acquisition were $0.4 million, of which $0.1 million was expensed during the three months ended June 30, 2015 and $0.4 million was expensed during the six months ended June 30, 2015 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 105,765 shares of the Company's common stock, for which the vesting period commenced on the closing of the transaction.
Purchase Accounting for the 2015 Acquisitions

The purchase prices for companies acquired during the six months ended June 30, 2015, which include Sanbolic and Grasshopper (collectively, the "2015 Acquisitions"), were allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of each acquisition. The allocation of the total purchase prices are summarized below (in thousands):

	Sanbolic		Grasshopper
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$581		$4,826
Property and equipment	—		491	Various
Intangible assets	45,300	Various	71,400	Various
Goodwill	61,639	Indefinite	99,955	Indefinite
Other assets	—		80
Assets acquired	107,520		176,752
Current liabilities assumed	1,454		11,265
Long-term liabilities assumed	3,175		152
Deferred tax liabilities, non-current	13,295		—
Net assets acquired	$89,596		$165,335
Current assets acquired in connection with the 2015 Acquisitions consisted primarily of cash, accounts receivable, deferred tax assets and other short term assets. Current liabilities assumed in connection with the 2015 Acquisitions consisted primarily of accounts payable, other accrued expenses and short-term debt. Long-term liabilities assumed in connection with the 2015 Acquisitions consisted of long-term debt and other long-term liabilities. Both short-term and long-term debt were paid in full subsequent to the Sanbolic and Grasshopper acquisition dates.
Goodwill from the Sanbolic acquisition was assigned to the Enterprise and Service Provider segment whereas goodwill from the Grasshopper acquisition was assigned to the Mobility Apps segment. The goodwill related to the Sanbolic acquisition is not deductible for tax purposes and the goodwill related to the Grasshopper acquisition is deductible for tax purposes. See Note 9 for segment information. The goodwill amount from the 2015 Acquisitions is comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.
Revenue from the Sanbolic acquisition is included in the Enterprise and Service Provider segment and revenue from the Grasshopper acquisition is included in the Mobility Apps segment. The Company has included the effect of the 2015 Acquisitions in its results of operations prospectively from the respective dates of acquisitions.

Identifiable intangible assets acquired in connection with the 2015 Acquisitions (in thousands) and the weighted-average lives are as follows:

	Sanbolic	Asset Life	Grasshopper	Asset Life
Core and product technologies	$43,800	5 and 6 years	$25,000	7 years
Customer relationships	1,500	2 years	37,900	5 years
Telecommunication carrier relationships	—		7,900	2 years
Trade name	—		600	2 years
Total	$45,300		$71,400
The following unaudited pro-forma information combines the consolidated results of the operations of the Company and the 2015 Acquisitions as if the acquisitions had occurred on January 1, 2014, the first day of the Company's fiscal year 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$802,379	$788,300	$1,571,119	$1,544,697
Income from operations	120,799	48,167	165,543	113,124
Net income	102,343	48,952	126,736	100,393
Per share - basic	0.64	0.29	0.79	0.57
Per share - diluted	0.63	0.29	0.78	0.56
Subsequent event

On July 28, 2015, the Company announced its plans to explore strategic alternatives related to its ByteMobile business and the GoTo family of products. The Company is currently evaluating the potential impact on its financial position and results of operations, however, the Company does not expect a material impact during the remainder of fiscal year 2015.
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
RightSignature
In October 2014, the Company acquired all of the membership interests of RightSignature, LLC. ("RightSignature”). The RightSignature technology expands the Workflow Cloud beyond storage and file transfer to supporting e-signature and approval workflows. RightSignature became a part of the Company's Mobility Apps segment. The total cash consideration for this transaction was approximately $37.8 million, net of $1.1 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.2 million. No transaction costs were recorded during the three and six months ended June 30, 2015 and 2014. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 67,500 of the Company's common stock, for which the vesting period began on the closing of the transaction.
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
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	June 30, 2015				December 31, 2014
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$543,345	$1,413	$(207)	$544,551	$637,474	$1,296	$(457)	$638,313
Corporate securities	734,548	253	(1,003)	733,798	795,255	232	(1,372)	794,115
Municipal securities	30,961	42	(11)	30,992	48,744	17	(31)	48,730
Government securities	173,545	205	(4)	173,746	121,431	37	(256)	121,212
Total	$1,482,399	$1,913	$(1,225)	$1,483,087	$1,602,904	$1,582	$(2,116)	$1,602,370
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2015 were approximately six months and three years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three and six months ended June 30, 2015, the Company received proceeds from the sales of available-for-sale investments of $401.7 million and $834.6 million, respectively, and for the three and six months ended June 30, 2014, it received proceeds from the sales of available-for-sale investments of $606.5 million and $872.9 million, respectively.
The Company had realized gains on the sales of available-for-sale investments during the three and six months ended June 30, 2015 of $0.3 million and $0.4 million, respectively, and for the three and six months ended June 30, 2014, it had realized gains on the sales of available-for-sale investments of $0.9 million and $1.2 million, respectively.
For the three and six months ended June 30, 2015, the Company had realized losses on available-for-sale investments of $0.1 million and $0.3 million, respectively, and for the three and six months ended June 30, 2014, it had realized losses on available-for-sale investments of $0.2 million and $0.3 million, respectively, primarily related to prepayments at par of securities purchased at a premium.
All realized gains and losses related to the sales of available-for-sale investments are included in Other (expense) income, net, in the accompanying condensed consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of June 30, 2015 and December 31, 2014 were $1.2 million and $2.1 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.

Cost Method Investments
The Company held direct investments in privately-held companies of approximately $15.0 million and $16.6 million as of June 30, 2015 and December 31, 2014, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. For the three and six months ended June 30, 2015, the Company determined that certain cost method investments were impaired and recorded charges of $2.5 million and $3.0 million, respectively, which were included in Other (expense) income, net in the accompanying condensed consolidated statements of income. For the three and six months ended June 30, 2014, the Company determined that certain cost method investments were impaired and recorded a charge of $3.2 million and $8.3 million, respectively, which were included in Other (expense) income, net in the accompanying condensed consolidated statements of income.
During the three and six months ended June 30, 2015, no direct investments were sold, as such, no gains were recorded. During the six months ended June 30, 2014, certain early-stage entities in which the Company held direct investments were acquired by third parties and as a result of such sale transactions, the Company recorded gains of $1.5 million, which were included in Other (expense) income, net in the accompanying condensed consolidated statements of income.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$258,499	$258,499	$—	$—
Money market funds	97,974	97,974	—	—
Corporate securities	5,840	—	5,840	—
Available-for-sale securities:
Agency securities	544,551	—	544,551	—
Corporate securities	733,798	—	727,622	6,176
Municipal securities	30,992	—	30,992	—
Government securities	173,746	—	173,746	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,575	—	1,575	—
Total assets	$1,846,975	$356,473	$1,484,326	$6,176
Accrued expenses and other current liabilities:
Foreign currency derivatives	4,940	—	4,940	—
Total liabilities	$4,940	$—	$4,940	$—

	As of December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$230,370	$230,370	$—	$—
Money market funds	29,512	29,512	—	—
Corporate securities	267	—	267	—
Available-for-sale securities:
Agency securities	638,313	—	638,313	—
Corporate securities	794,115	—	788,042	6,073
Municipal securities	48,730	—	48,730	—
Government securities	121,212	—	121,212	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,206	—	1,206	—
Total assets	$1,863,725	$259,882	$1,597,770	$6,073
Accrued expenses and other current liabilities:
Foreign currency derivatives	9,692	—	9,692	—
Total liabilities	$9,692	$—	$9,692	$—
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

Corporate Securities
(In thousands)
Balance at December 31, 2014	$6,073
Purchases of Level 3 securities	1,275
Total net realized losses included in earnings	(725)
Transfers out of Level 3	(447)
Balance at June 30, 2015	$6,176

Transfers out of Level 3 relate to certain of the Company's investments in convertible debt securities of early-stage entities that were reclassified from available-for-sale investments to cost method investments upon conversion to equity ownership. These amounts are included in Other assets in the accompanying consolidated balance sheets. Realized losses included in earnings for the period are reported in Other (expense) income, net in the accompanying consolidated statements of income.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three and six months ended June 30, 2015, certain cost method investments with a combined carrying value of $2.5 million and $3.0 million, respectively, were determined to be impaired and written down to zero. The impairment charge is included in Other (expense) income, net in the accompanying condensed consolidated financial statements. For the three and six months ended June 30, 2014, the Company determined that certain cost method investments were impaired and recorded a charge of $3.2 million and $8.3 million, respectively, which were included in Other (expense) income, net in the accompanying condensed consolidated statements of income. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of June 30, 2015, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended June 30, 2015, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
Convertible Senior Notes	$1,523,750	$1,308,852

7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2015, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its 2014 Equity Incentive Plan (the "2014 Plan"). During 2014, the Company granted certain stock-based awards under its Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the “2005 ESPP”). In December 2014, the Company's Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company's Annual Meeting of Stockholders held on May 28, 2015. The 2015 ESPP has replaced the Company's 2005 ESPP. In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan and the Amended and Restated 2005 Equity Incentive Plan.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 29,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s Amended and Restated 2005 Equity Incentive Plan, as amended, that are forfeited, canceled or otherwise terminated (other than by exercise) are added to its shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of June 30, 2015, there were 30,981,477 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2014 Plan to grant stock-based awards covering 23,036,372 shares of common stock.
Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of June 30, 2015, 3,872,661 shares had been issued under the 2005 ESPP. As of June 30, 2015, no shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plans of $1.3 million and $2.9 million for the three and six months ended June 30, 2015, respectively, and the Company recorded stock-based compensation costs of $1.3 million and $2.7 million for the three and six months ended June 30, 2014, respectively. Effective with the Payment Period beginning in July 2015, the purchase price to participating employees will be 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower.

Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Income Statement Classifications	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cost of services and maintenance revenues	$742	$704	$1,292	$1,181
Research and development	9,079	15,333	22,336	28,113
Sales, marketing and services	10,465	15,796	21,161	31,812
General and administrative	10,506	13,457	20,214	24,885
Total	$30,792	$45,290	$65,003	$85,991
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
Unrecognized Compensation Related to Stock Units
As of June 30, 2015, the number of all non-vested stock units outstanding, including market performance and service condition awards and service-based awards, including service-based awards assumed in connection with acquisitions, were 5,142,825. As of June 30, 2015, there was $256.2 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.17 years. See Note 4 for more information regarding the Company's acquisitions.
Stock Options
Stock options granted under the 2014 Plan typically have a five-year life and vest over three years, with 33.3% of the shares underlying the option vesting on the first anniversary of the date of grant and the remainder of the underlying shares vesting in equal monthly installments at a rate of 2.78% thereafter (the "Standard Vesting Rate"). The Company may assume stock options from certain of its acquisitions for which the vesting period is typically reset to vest over three years at the Standard Vesting Rate. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. There were no stock options granted or assumed during the three months and six months ended June 30, 2015 and 2014.
The total intrinsic value of options exercised during the three and six months ended June 30, 2015 was $9.9 million and $13.8 million, respectively and the total intrinsic value of options exercised during the three and six months ended June 30, 2014 was $7.2 million and $20.1 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of June 30, 2015, there was $1.0 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 0.54 years.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2014. There were no indicators of impairment during the six months ended June 30, 2015. In-process R&D acquired in connection with the Company's acquisitions was not significant. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the six months ended June 30, 2015 (in thousands):

	Balance at January 1, 2015	Additions		Other		Balance at June 30, 2015
Enterprise and Service Provider	$1,434,369	$61,639		$(423)	(2)	$1,495,585
Mobility Apps	362,482	99,955		—		462,437
Consolidated	$1,796,851	$161,594	(1)	$(423)		$1,958,022

(1)	Amounts relate to 2015 acquisitions. See Note 4 for more information regarding the Company’s acquisitions.

(2)	Amount relates to adjustments to the preliminary purchase price allocation associated with 2014 acquisitions.
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
Intangible assets consist of the following (in thousands):

	June 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$688,657	$488,024	$618,336	$454,830
Other	553,552	293,647	492,960	265,749
Total	$1,242,209	$781,671	$1,111,296	$720,579
Amortization of product related intangible assets, which consists primarily of product-related technologies and patents, was $18.7 million and $54.4 million for the three months ended June 30, 2015 and 2014, respectively, and $37.5 million and $78.7 million for the six months ended June 30, 2015 and 2014, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $11.0 million and $10.4 million for the three months ended June 30, 2015 and 2014, respectively, and $20.4 million and $22.9 million for the six months ended June 30, 2015 and 2014, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
The Company monitors its intangible assets for indicators of impairment. If the Company determines that an impairment has occurred, it will write-down the intangible asset to its fair value. For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. During the three and six months ended June 30, 2014, the Company identified certain definite-lived intangible assets that were impaired within our Enterprise and Service Provider business unit and recorded non-cash impairment charges of $29.6 million. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. The impairment charge is included in Amortization of product related intangible assets in the accompanying condensed consolidated statements of income.
Estimated future amortization expense of intangible assets with finite lives as of June 30, 2015 is as follows (in thousands):

Year ending December 31,	Amount
2015 (remaining six months)	$62,094
2016	110,263
2017	85,569
2018	73,594
2019	54,045
Thereafter	74,973
Total	$460,538
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

Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenues:
Enterprise and Service Provider	$619,175	$620,781	$1,210,613	$1,214,468
Mobility Apps	177,584	160,779	346,948	317,911
Consolidated	$796,759	$781,560	$1,557,561	$1,532,379
Segment profit:
Enterprise and Service Provider	$167,310	$136,551	$291,933	$263,127
Mobility Apps	29,883	32,509	52,347	64,931
Unallocated expenses(1):
Amortization of intangible assets	(29,720)	(64,840)	(57,893)	(101,600)
Other	—	—	982	—
Restructuring	(14,534)	(4,511)	(48,485)	(14,161)
Net interest and other (expense) income, net	(11,420)	(3,391)	(27,557)	(6,523)
Stock-based compensation	(30,792)	(45,290)	(65,003)	(85,991)
Consolidated income before income taxes	$110,727	$51,028	$146,324	$119,783

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Revenues by Product Grouping
Revenues by product grouping for the Company’s Enterprise and Service Provider and Mobility Apps business units were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenues:
Enterprise and Service Provider
Workspace Services revenues(1)	$406,202	$395,867	$797,011	$777,228
Delivery Networking revenues(2)	173,053	179,298	334,041	345,843
Professional services(3)	37,040	41,948	73,900	84,453
Other	2,880	3,668	5,661	6,944
Total Enterprise and Service Provider revenues	619,175	620,781	1,210,613	1,214,468
Mobility Apps revenues	177,584	160,779	346,948	317,911
Total net revenues	$796,759	$781,560	$1,557,561	$1,532,379

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s windows app delivery products, which include XenDesktop and XenApp, and the Company's mobile app delivery products, which include XenMobile and related license updates and maintenance and support.

(2)	Delivery Networking revenues primarily include NetScaler, Bytemobile Smart Capacity and CloudBridge products and related license updates and maintenance and support.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenues:
Enterprise and Service Provider
Americas	$340,327	$335,593	$660,550	$658,986
EMEA	206,908	207,069	410,181	407,697
Asia-Pacific	71,940	78,119	139,882	147,785
Total Enterprise and Service Provider revenues	619,175	620,781	1,210,613	1,214,468
Mobility Apps
Americas	150,025	132,877	292,593	263,549
EMEA	22,142	22,193	43,363	43,373
Asia-Pacific	5,417	5,709	10,992	10,989
Total Mobility Apps revenues	177,584	160,779	346,948	317,911
Total net revenues	$796,759	$781,560	$1,557,561	$1,532,379
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
The Convertible Notes are governed by the terms of an indenture, dated as of April 30, 2014 (the “Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.500% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The Convertible Notes will mature on April 15, 2019, unless earlier repurchased or converted. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. As of June 30, 2015, none of the conditions allowing holders of the Notes to convert had been met.
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
The Convertible Notes consist of the following (in thousands):

June 30, 2015
Liability component
Principal	$1,437,500
Less: note discount	(128,648)
Net carrying amount	1,308,852
Equity component *	$162,869
* Recorded in the condensed consolidated balance sheet within additional paid-in capital.

The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Contractual interest expense	$1,797	$1,198	$3,594	$1,198
Amortization of debt issuance costs	992	611	1,974	611
Amortization of debt discount	7,980	5,169	15,900	5,169
	$10,769	$6,978	$21,468	$6,978
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
11. CREDIT FACILITY
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at the LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. The weighted average interest rate for the period that amounts were outstanding under the Credit Facility was 1.82%. As of June 30, 2015, there were no amounts outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of June 30, 2015.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of June 30, 2015, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $2.0 million at June 30, 2015 and the total cumulative unrealized loss on cash flow derivative instruments was $8.3 million at December 31, 2014, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 13 for more information related to comprehensive income. The net unrealized loss as of June 30, 2015 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,457	Prepaid expenses and other current assets	$435	Accrued expenses and other current liabilities	$3,687	Accrued expenses and other current liabilities	$9,364

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$118	Prepaid expenses and other current assets	$771	Accrued expenses and other current liabilities	$1,253	Accrued expenses and other current liabilities	$328

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2015	2014		2015	2014
Foreign currency forward contracts	$7,768	$(359)	Operating expenses	$(5,421)	$1,651

	For the Six Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive Income(Loss) (Effective Portion)		Location of (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2015	2014		2015	2014
Foreign currency forward contracts	$6,324	$(336)	Operating expenses	$(9,668)	$2,948
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2015	2014
Foreign currency forward contracts	Other (expense) income, net	$(1,147)	$(577)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2015	2014
Foreign currency forward contracts	Other (expense) income, net	$489	$(1,562)
Outstanding Foreign Currency Forward Contracts
As of June 30, 2015, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 957
Pounds Sterling	GBP 9,723
Canadian Dollar	CAD 5,550
Chinese Yuan Renminbi	CNY 84,500
Danish Krone	DKK 23,900
Euro	EUR 13,550
Hong Kong Dollar	HKD 48,494
Indian Rupee	INR 1,185,859
Japanese Yen	JPY 302,641
New Zealand Dollar	NZD 800
Singapore Dollar	SGD 9,200
Swiss Franc	CHF 27,350
13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized gain (loss) on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2014	$(16,346)	$(990)	$(8,345)	$(11,109)	$(36,790)
Other comprehensive income before reclassifications	—	1,298	(3,344)	—	(2,046)
Amounts reclassified from accumulated other comprehensive loss	—	(68)	9,668	—	9,600
Net current period other comprehensive income	—	1,230	6,324	—	7,554
Balance at June 30, 2015	$(16,346)	$240	$(2,021)	$(11,109)	$(29,236)
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is not material.

Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended June 30, 2015
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(136)	Other (expense) income, net
Unrealized net losses on cash flow hedges	5,421	Operating expenses *
	$5,285

	For the Six Months Ended June 30, 2015
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(68)	Other (expense) income, net
Unrealized net losses on cash flow hedges	9,668	Operating expenses *
	$9,600
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
14. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $44.0 million and $66.9 million as of June 30, 2015 and December 31, 2014, respectively. All amounts included in the balance at June 30, 2015 for tax positions would affect the annual effective tax rate. The Company has $0.3 million accrued for the payment of interest and penalties as of June 30, 2015.
The Company and one or more of its subsidiaries is subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2013. With few exceptions, the Company is no longer subject to state and local tax or non-U.S. income tax examinations by tax authorities for years prior to 2011.
During the quarter ended June 30, 2015, the Internal Revenue Service (“IRS”) concluded its field examination of the Company’s 2011 and 2012 tax years and issued proposed adjustments primarily related to transfer pricing and the research and development tax credit. In June 2015, the Company finalized its tax deficiency calculations and formally closed the audit with the IRS for the 2011 and 2012 tax years. As a result, the Company recognized a net tax benefit of $20.3 million during the period related to the settlement.
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
At June 30, 2015, the Company had approximately $121.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. During the quarter ended June 30, 2015, the Company recognized $3.8 million of tax expense due to a change in the Company's valuation allowance.

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 6.7% and (3.9)% for the three months ended June 30, 2015 and 2014, respectively and 9.7% and 9.0% for the six months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate when comparing the three months ended June 30, 2015 to the three months ended June 30, 2014 was due to an increase in income before taxes driven by impairment charges recorded in the second quarter of 2014 in relation to certain intangible assets and a change in the Company's valuation allowance. Partially offsetting these increases was the impact of settling the IRS examination for the tax years 2011 and 2012 that closed during the three months ended June 30, 2015.
The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States. From time to time, there may be other items that impact our effective tax rate, such as the items specific to the current period discussed above.
15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $5.4 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2015, approximately $116.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended June 30, 2015, the Company expended approximately $47.2 million and on open market purchases under the stock repurchase program, repurchasing 711,385 shares of outstanding common stock at an average price of $66.36. During the six months ended June 30, 2015, the Company expended approximately $172.1 million and on open market purchases under the stock repurchase program, repurchasing 2,693,500 shares of outstanding common stock at an average price of $63.91.
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
Shares for Tax Withholding
During the three months ended June 30, 2015, the Company withheld 33,356 shares from stock units that vested, totaling $2.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2015, the Company withheld 445,822 shares from stock units that vested, totaling $28.3 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended June 30, 2014, the Company withheld 26,460 shares from stock units that vested, totaling $1.6 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2014, the Company withheld 394,770 shares from stock units that vested, totaling $22.8 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
In June 2015, Gary Bethell filed a putative class action against the Company, its directors, and Bank of America in Florida state court. The complaint alleges that the director-defendants breached their fiduciary duties when the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto from time to time that included an allegedly improper change of control provision. The complaint seeks to void the change of control provision, and seeks an award of attorney’s fees and costs. The Company believes that there are meritorious defenses to these allegations and that it is not reasonably possible that the ultimate outcome of this suit will materially and adversely affect the Company’s business, financial condition, results of operations or cash flows.
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

17. RESTRUCTURING
2015 Restructuring Program
On January 28, 2015, the Company announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, the Company eliminated approximately 700 full-time positions in the first half of 2015. During the three and six months ended June 30, 2015, the Company incurred $13.4 million and $46.4 million, respectively, primarily related to employee severance arrangements and the consolidation of leased facilities. It is anticipated that the aggregate total pre-tax restructuring charges will be in the range of $52.0 million to $57.0 million. Included in these pre-tax charges are approximately $47.0 million to $50.0 million related to employee severance arrangements and approximately $5.0 million to $7.0 million related to the consolidation of leased facilities during fiscal year 2015. The majority of the activities related to the 2015 Restructuring Program are anticipated to be completed by the end of 2015.
2014 Restructuring Program
During the first quarter of 2014, the Company announced the implementation of the 2014 Restructuring Program to better align resources to strategic initiatives. As a result, the Company reduced its headcount by approximately 325 full-time positions since inception. The pre-tax charges incurred were primarily related to severance and other costs directly related to the reduction of the Company's workforce. The activities under the 2014 Restructuring Program were substantially completed as of the end of the first quarter of 2015. As of June 30, 2015, total charges related to the 2014 Restructuring Program incurred since inception were $22.5 million, primarily related to employee severance and related costs.
Restructuring Charges by Segment
Restructuring charges by segment consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
2014 Restructuring Program
Enterprise and Service Provider	$1,176	$2,091	$2,010	$7,971
Mobility Apps	—	2,420	50	6,190
2015 Restructuring Program
Enterprise and Service Provider	13,111	—	45,866	—
Mobility Apps	247	—	559	—
Total restructuring charges	$14,534	$4,511	$48,485	$14,161
Restructuring accruals
The activity in the Company’s restructuring accruals for the six months ended June 30, 2015 is summarized as follows (in thousands):

	2014 Restructuring Program	2015 Restructuring Program	Total
Balance at January 1, 2015	$2,780	$—	$2,780
Employee severance and related costs	2,060	41,855	43,915
Consolidation of leased facilities	—	3,516	3,516
Payments	(3,296)	(34,280)	(37,576)
Balance at June 30, 2015	$1,544	$11,091	$12,635
As of June 30, 2015, the $12.6 million in outstanding restructuring accruals primarily relates to the Enterprise and Service Provider segment.

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
In May 2014, the Financial Accounting Standards Board issued an accounting standard update on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. In July 2015, the Financial Accounting Standards Board issued an accounting standard update that defers the effective date of the new revenue recognition standard by one year. The new guidance is effective for annual reporting periods beginning on or after December 15, 2017, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

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
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
Executive Summary
We have positioned, scaled and transformed through significant growth phases - from remote access, to web app delivery, to virtualization, to mobile workspaces - and, now, we are focused on enabling a software-defined workplace where people can securely and effortlessly collaborate across any device over any network and cloud, resulting in increased business productivity for our customers. Our technologies mobilize desktops, apps, data, and people to help our customers drive value. We continue driving innovation in the datacenter with our unique technologies across both physical and software defined networking platforms while powering some of the world’s largest clouds and giving enterprises the capabilities to combine best-in-class application networking services on a single, consolidated footprint. For simpler app delivery solutions, we are investing in our cloud businesses. Our work with Citrix Service Providers, or CSPs, and our cloud-based offerings in XenApp and XenMobile are how we’re meeting customer demand for subscription-based services for the delivery of apps - from Windows to web to mobile.
On January 28, 2015, we announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, we eliminated approximately 700 full-time positions in the first half of 2015. During the three and six months ended June 30, 2015, we incurred $13.4 million and $46.4 million, respectively, primarily related to employee severance arrangements and the consolidation of leased facilities. It is anticipated that the aggregate total pre-tax restructuring charges will be in the range of $52.0 million to $57.0 million. Included in these pre-tax charges are approximately $47.0 million to $50.0 million related to employee severance arrangements and approximately $5.0 million to $7.0 million related to the consolidation of leased facilities during fiscal year 2015. The majority of the activities related to the 2015 Restructuring Program are anticipated to be completed by the end of 2015.
Although in the first quarter of 2015, we experienced a greater than anticipated impact on results of operations due to the implementation of our 2015 Restructuring Program, organizational and leadership evolution and changes to our field and channel strategies, we made progress during the second quarter of 2015 in absorbing and adjusting to these changes which is reflected in our improved results. While these initiatives had a greater near-term impact on our execution than we anticipated during the first quarter of 2015, we believe our plan to execute on these initiatives, among others discussed below, will allow us to continue to operate with more focus and efficiency and will prepare us for the next phase of profitable growth. In addition, foreign currency volatility delayed customer buying decisions and otherwise impacted our results of operations.
In 2015, we intend to continue to invest in areas that will power our long-term growth, including enterprise mobility, cloud services and networking. We intend to continue to refine our delivery of software-defined workspace solutions that deliver quick, tangible returns on investment, or ROI, for our customers.
Subsequent events
On July 28, 2015, we announced our plans to explore strategic alternatives related to our ByteMobile business and our GoTo family of products. The strategic alternatives review for these businesses could result in, among other things, possible sale or spin-off transactions.
Building upon our previous initiatives to increase our strategic focus and operational efficiency, on July 28, 2015, we also announced that our Board has formed an Operations Committee to work with our management team on a comprehensive operational review, including, among other things, a review of our operating margins, profitability and capital structure. The review by the Operations Committee may result in additional activities focused on reducing costs, improving margins and increasing efficiency, as well as other organizational changes.
Summary of Results
For the three months ended June 30, 2015 compared to the three months ended June 30, 2014, a summary of our results included:

•	Product and licenses revenue decreased 11.6% to $205.0 million;

•	Software as a service revenue increased 10.5% to $177.6 million;

•	License updates and maintenance revenue increased 8.7% to $377.2 million;

•	Professional services revenue decreased 11.7% to $37.0 million;

•	Gross margin as a percentage of revenue increased 5.8% to 83.3%;

•	Operating income increased 124.5% to $122.1 million; and

•	Diluted net income per share increased 106.5% to $0.64.
The decrease in our Product and licenses revenue was driven by lower sales of our Delivery Networking products, primarily NetScaler and our Workspace Services products, primarily XenDesktop and XenApp. Our Software as a service revenue increased primarily due to increased sales of our Communications Cloud products, led by GoToMeeting, and our Workflow Cloud products, led by ShareFile. The increase in License updates and maintenance revenue was driven by increased sales of maintenance across our Workspace Services and Delivery Networking products, partially offset by a decrease of our Subscription Advantage product. The decrease in Professional services revenue was primarily due to decreased certification and implementation sales and product training consistent with the decrease in sales of our Workspace Services and Delivery Networking products. We currently target total revenue to increase when comparing the third quarter of 2015 to the third quarter of 2014 and when comparing the 2015 fiscal year to the 2014 fiscal year. The increase in gross margin as a percentage of revenue, operating income and diluted net income per share when comparing the second quarter of 2015 to the second quarter of 2014 was primarily due to impairment charges recorded in the second quarter of 2014 in relation to certain intangible assets. Also contributing to the increase in diluted net income per share is a result of increases in operating income and the impact of share repurchases during the second quarter of 2014, which resulted in lower weighted-average shares outstanding in the second quarter of 2015.

2015 Acquisitions
Sanbolic
On January 8, 2015, we acquired all of the issued and outstanding securities of Sanbolic, Inc., or Sanbolic. Sanbolic is an innovator and leader in workload-oriented storage virtualization technologies. The Sanbolic technology, combined with XenDesktop, XenApp, and XenMobile products enables us to develop a range of differentiated solutions that will reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of our Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.4 million. No transaction costs were recorded during the three months ended June 30, 2015 and 2014 and we expensed $0.2 million during the six months ended June 30, 2015, which is included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of our common stock, for which the vesting period commenced on the closing of the transaction.
Grasshopper
On May 18, 2015, we acquired all of the membership interests of Grasshopper Group, LLC, or Grasshopper, a leading provider of cloud-based phone solutions for small businesses. With the acquisition, we will expand our breadth of communication and collaboration solutions for small businesses, including GoToMeeting, GoToTraining, GoToWebinar, OpenVoice and ShareFile. Grasshopper became part of our Mobility Apps segment. Total preliminary cash consideration for this transaction was approximately $161.8 million, net of $3.5 million cash acquired. Transaction costs associated with the acquisition were $0.4 million, of which $0.1 million was expensed during the three months ended June 30, 2015 and $0.4 million was expensed during the six months ended June 30, 2015 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 105,765 shares of our common stock, for which the vesting period began on the closing of the transaction.
2014 Acquisitions
Framehawk
In January 2014, we acquired all of the issued and outstanding securities of Framehawk, Inc., or Framehawk. The Framehawk solution, which optimizes the delivery of virtual desktops and applications to mobile devices, was combined with HDX technology in the Citrix XenApp and XenDesktop products to deliver an improved user experience under adverse network conditions. Framehawk became part of our Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $24.2 million, net of $0.2 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.1 million, all of which we expensed during the six months ended June 30, 2014 and are included in the accompanying condensed consolidated statements of income.
RightSignature
In October 2014, we acquired all of the membership interests of RightSignature, LLC, or RightSignature. The RightSignature technology expands the Workflow Cloud beyond storage and file transfer to supporting e-signature and approval workflows. RightSignature became part of our Mobility Apps segment. The total consideration for this transaction was approximately $37.8 million, net of $1.1 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.2 million. No transaction costs were recorded during the three and six months ended June 30, 2015 and 2014. In addition, in connection with the acquisition, we assumed non-vested stock units, which were converted into the right to receive, in the aggregate, up to 67,500 of our common stock, for which the vesting period began on the closing of the transaction.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2015	June 30, 2015
	2015	2014	2015	2014	vs. June 30, 2014	vs. June 30, 2014
Revenues:
Product and licenses	$204,974	$231,792	$388,255	$439,216	(11.6)%	(11.6)%
Software as a service	177,584	160,779	346,948	317,911	10.5	9.1
License updates and maintenance	377,161	347,041	748,458	690,799	8.7	8.3
Professional services	37,040	41,948	73,900	84,453	(11.7)	(12.5)
Total net revenues	796,759	781,560	1,557,561	1,532,379	1.9	1.6
Cost of net revenues:
Cost of product and license revenues	24,290	32,762	48,974	64,099	(25.9)	(23.6)
Cost of services and maintenance revenues	89,733	88,099	178,923	166,782	1.9	7.3
Amortization of product related intangible assets	18,728	54,395	37,460	78,701	(65.6)	(52.4)
Total cost of net revenues	132,751	175,256	265,357	309,582	(24.3)	(14.3)
Gross margin	664,008	606,304	1,292,204	1,222,797	9.5	5.7
Operating expenses:
Research and development	140,203	140,375	284,844	273,993	(0.1)	4.0
Sales, marketing and services	296,258	321,539	602,663	638,035	(7.9)	(5.5)
General and administrative	79,872	75,015	161,898	147,403	6.5	9.8
Amortization of other intangible assets	10,992	10,445	20,433	22,899	5.2	(10.8)
Restructuring	14,534	4,511	48,485	14,161	222.2	242.4
Total operating expenses	541,859	551,885	1,118,323	1,096,491	(1.8)	2.0
Income from operations	122,149	54,419	173,881	126,306	124.5	37.7
Interest income	2,841	2,141	5,675	4,294	32.7	32.2
Interest expense	11,001	6,984	22,121	7,050	57.5	213.8
Other (expense) income, net	(3,262)	1,452	(11,111)	(3,767)	(324.7)	195.0
Income before income taxes	110,727	51,028	146,324	119,783	117.0	22.2
Income tax expense (benefit)	7,452	(1,996)	14,162	10,820	(473.3)	30.9
Net income	$103,275	$53,024	$132,162	$108,963	94.8	21.3

Revenues
Net revenues of our Enterprise and Service Provider business unit include Product and licenses, License updates and maintenance, and Professional services. Product and licenses primarily represent fees related to the licensing of the following major products:

•
Workspace Services is primarily comprised of our Windows App Delivery products, which include XenDesktop and XenApp, our Mobile App Delivery products which include XenMobile products and Workspace Suite; and

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

•	Our maintenance fees, which include technical support and hardware and software maintenance, and which are recognized ratably over the contract term; and
Professional services are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.
Our SaaS revenues, which are recognized ratably over the contractual term, primarily consist of fees related to our Mobility Apps products including:

•	Communications Cloud products, which primarily include GoToMeeting, GoToWebinar and GoToTraining; and

•	Workflow Cloud products, which primarily include GoToMyPC, GoToAssist and ShareFile.

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2015	June 30, 2015
	2015	2014	2015	2014	vs. June 30, 2014	vs. June 30, 2014
	(In thousands)
Product and licenses	$204,974	$231,792	$388,255	$439,216	$(26,818)	$(50,961)
Software as a service	177,584	160,779	346,948	317,911	16,805	29,037
License updates and maintenance	377,161	347,041	748,458	690,799	30,120	57,659
Professional services	37,040	41,948	73,900	84,453	(4,908)	(10,553)
Total net revenues	$796,759	$781,560	$1,557,561	$1,532,379	$15,199	$25,182
Product and Licenses
The decrease in Product and licenses revenue for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to lower sales of our Delivery Networking products of $19.3 million, primarily NetScaler and our Workspace Services products of $6.7 million, primarily XenDesktop and XenApp. The decrease in Product and licenses revenue for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily due to lower sales of our Delivery Networking products of $33.7 million, primarily NetScaler and our Workspace Services products of $16.0 million, primarily XenDesktop and XenApp. These Product and licenses revenue results were primarily due to continued impact due to the implementation of our 2015 Restructuring Program, organizational and leadership evolution and changes to our field and channel strategies as discussed in the Executive Summary Overview above. We currently target Product and licenses revenue to decrease when comparing the third quarter of 2015 to the third quarter of 2014.

Software as a Service
Software as a service revenue increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to increased sales of our Communications Cloud products of $10.6 million, led by GoToMeeting, and increased sales of our Workflow Cloud products of $5.3 million, led by ShareFile. Software as a service revenue increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to increased sales of our Communications Cloud products of $18.7 million, led by GoToMeeting, and increased sales of our Workflow Cloud products of $8.4 million, led by ShareFile. We currently target Software as a service revenue to increase when comparing the third quarter of 2015 to the third quarter of 2014.
License Updates and Maintenance
License updates and maintenance revenue increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to an increase in maintenance revenues of $32.0 million, primarily driven by increased sales of maintenance contracts across our Workspace Services and Delivery Networking products, partially offset by a decrease in our Subscription Advantage product of $8.5 million. License updates and maintenance revenue increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in maintenance revenues of $57.8 million, primarily driven by increased sales of maintenance and support contracts across our Workspace Services and Delivery Networking products. We currently target License updates and maintenance revenue to increase when comparing the third quarter of 2015 to the third quarter of 2014.
Professional Services
The decrease in Professional services revenue when comparing the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014 was primarily due to decreased sales of certification and implementation sales and product training related to our Workspace Services and Delivery Networking products. We currently target Professional services revenue to decrease when comparing the third quarter of 2015 to the third quarter of 2014.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance contracts for our software and hardware products. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. Deferred revenues decreased approximately $18.3 million as of June 30, 2015 compared to December 31, 2014 primarily due to a decrease in sales of our Subscription Advantage products of $137.4 million and technical support of $16.4 million, partially offset by an increase in software maintenance offerings of $127.3 million and an increase in sales of our SaaS products of $8.2 million. We currently anticipate that deferred revenues will increase throughout the remainder of 2015.
International Revenues
International revenues (sales outside the United States) accounted for approximately 43.0% of our net revenues for the three months ended June 30, 2015 and 44.4% of our net revenues for the three months ended June 30, 2014. International revenues (sales outside the United States) accounted for approximately 43.4% of our net revenues for the six months ended June 30, 2015 and 44.4% of our net revenues for the six months ended June 30, 2014. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.
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
An analysis of our reportable segment net revenue is presented below (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2015	June 30, 2015
	2015	2014	2015	2014	vs. June 30, 2014	vs. June 30, 2014
Enterprise and Service Provider	$619,175	$620,781	$1,210,613	$1,214,468	(0.3)%	(0.3)%
Mobility Apps	177,584	160,779	346,948	317,911	10.5%	9.1%
Net revenues	$796,759	$781,560	$1,557,561	$1,532,379	1.9%	1.6%

With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.
Cost of Net Revenues

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2015	June 30, 2015
	2015	2014	2015	2014	vs. June 30, 2014	vs. June 30, 2014
	(In thousands)
Cost of product and license revenues	$24,290	$32,762	$48,974	$64,099	$(8,472)	$(15,125)
Cost of services and maintenance revenues	89,733	88,099	178,923	166,782	1,634	12,141
Amortization of product related intangible assets	18,728	54,395	37,460	78,701	(35,667)	(41,241)
Total cost of net revenues	$132,751	$175,256	$265,357	$309,582	$(42,505)	$(44,225)
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
Cost of product and license revenues decreased for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 primarily due to decreased sales of our Delivery Networking products, many of which contain hardware components that have a higher cost than our other software products. We currently target a decrease in Cost of product and license revenues when comparing the third quarter of 2015 to the third quarter of 2014.
Cost of services and maintenance revenues increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to an increase in sales of our Communications and Workflow Cloud products of $6.1 million, partially offset by a decrease in implementation sales and product training and certification costs of $3.8 million related to sales of our Workspace Services and Delivery Networking products. Cost of services and maintenance revenues increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in sales of our Communications and Workflow Cloud products of $13.5 million and technical support related to our Workspace Services products of $3.4 million, partially offset by a decrease in implementation sales and product training and certification costs of $4.9 million related to our Enterprise and Service Provider products. We currently target Cost of services and maintenance revenues to increase when comparing the third quarter of 2015 to the third quarter of 2014, consistent with the targeted increases in Software as a service revenue and License updates and maintenance revenue as discussed above.
Amortization of product related intangible assets decreased for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 primarily as a result of the impairments of certain acquired intangible assets in 2014.
Gross Margin
Gross margin as a percentage of revenue was 83.3% for the three months ended June 30, 2015 and 77.6% for the three months ended June 30, 2014. Gross margin as a percentage of revenue was 82.9% for the six months ended June 30, 2015 and 79.8% for the six months ended June 30, 2014. The increase in gross margin as a percentage of revenue for the three and six months ended June 30, 2015 compared to June 30, 2014 is a result of certain intangible assets becoming fully amortized and from the impairments of certain acquired intangible assets in 2014. When comparing the third quarter of 2015 to the third quarter of 2014, we expect gross margin to remain consistent, and when comparing the full year 2015 to the full year 2014, we expect gross margin to increase primarily due to 2014 including impairment charges recorded in relation to certain intangible assets.
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
Research and Development Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2015	June 30, 2015
	2015	2014	2015	2014	vs. June 30, 2014	vs. June 30, 2014
	(In thousands)
Research and development	$140,203	$140,375	$284,844	$273,993	$(172)	$10,851
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses decreased during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to a decrease in stock-based compensation of $6.2 million resulting from restructuring activities, partially offset by an increase in compensation and employee-related costs of $4.3 million related to a net increase in headcount driven by our acquisition activity and an increase in facility and equipment costs of $1.7 million to support our research and development activities.
Research and development expenses increased during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to an increase in compensation and employee-related costs of $11.1 million primarily related to a net increase in headcount driven by our acquisition activity and an increase in facility and equipment costs of $3.1 million to support our research and development activities, partially offset by a decrease in stock-based compensation of $5.7 million resulting from restructuring activities.
Sales, Marketing and Services Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2015	June 30, 2015
	2015	2014	2015	2014	vs. June 30, 2014	vs. June 30, 2014
	(In thousands)
Sales, marketing and services	$296,258	$321,539	$602,663	$638,035	$(25,281)	$(35,372)
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
Sales, marketing and services expenses decreased during the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 primarily due to a decrease in compensation and other employee-related costs, including stock based compensation as a result of restructuring initiatives.
General and Administrative Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2015	June 30, 2015
	2015	2014	2015	2014	vs. June 30, 2014	vs. June 30, 2014
	(In thousands)
General and administrative	$79,872	$75,015	$161,898	$147,403	$4,857	$14,495
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.

General and administrative expenses increased for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014 primarily due to an increase in professional services related to strategic initiatives to transform the organization.
Restructuring Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2015	June 30, 2015
	2015	2014	2015	2014	vs. June 30, 2014	vs. June 30, 2014
	(In thousands)
Restructuring	$14,534	$4,511	$48,485	$14,161	$10,023	$34,324
On January 28, 2015, we announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, we eliminated approximately 700 full-time positions in the first half of 2015. During the three and six months ended June 30, 2015, we incurred $13.4 million and $46.4 million, respectively, primarily related to employee severance arrangements and the consolidation of leased facilities. It is anticipated that the aggregate total pre-tax restructuring charges will be in the range of $52.0 million to $57.0 million. Included in these pre-tax charges are approximately $47.0 million to $50.0 million related to employee severance arrangements and approximately $5.0 million to $7.0 million related to the consolidation of leased facilities during fiscal year 2015. The majority of the activities related to the 2015 Restructuring Program are anticipated to be completed by the end of 2015.
Additionally, in March 2014, we implemented the 2014 Restructuring Program, which included the reduction of our headcount by approximately 200 full-time positions through the second quarter of 2014. The pre-tax charges we incurred were primarily related to severance and other costs directly related to the reduction of our workforce. The activities under the 2014 Restructuring Program were substantially completed as of the three months ended March 31, 2015. For more information, see “—Executive Summary— Overview” and Note 17 to our condensed consolidated financial statements.
2015 Operating Expense Outlook
When comparing the third quarter of 2015 to the third quarter of 2014, we are targeting an overall decrease in Operating expenses with an expected decrease in Sales, marketing and services offset by expected increases in General and administrative and Research and Development as we continue to simplify focus and portfolio, and rebalance our investments. We also expect to incur additional charges in the third quarter of 2015 related to the 2015 Restructuring Program and cost related to the activities for exploring strategic alternatives related to our ByteMobile business and our GoTo family of products.
Interest Expense

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2015	June 30, 2015
	2015	2014	2015	2014	vs. June 30, 2014	vs. June 30, 2014
	(In thousands)
Interest expense	$11,001	$6,984	$22,121	$7,050	$4,017	$15,071
Interest expense consists primarily of interest on our convertible senior notes and credit facility. The increase was primarily due to interest expense associated with the issuance of our convertible senior notes we entered into in April 2014 and amounts that were outstanding under our credit facility during the three months ended June 30, 2015.
Other (Expense) Income, Net

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2015	June 30, 2015
	2015	2014	2015	2014	vs. June 30, 2014	vs. June 30, 2014
	(In thousands)
Other (expense) income, net	$(3,262)	$1,452	$(11,111)	$(3,767)	$(4,714)	$(7,344)
Other (expense) income, net is primarily comprised of gains (losses) from remeasurement of foreign currency transaction, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.

The change in Other (expense) income, net during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily driven by lower net gains on cost method investments.
The change in Other (expense) income, net during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily driven by an increase in losses on the remeasurement and settlements of foreign currency transactions of $11.4 million, partially offset by an impairment charge of $5.2 million recognized on a cost method investment during the first quarter of 2014.
Income Taxes
As of June 30, 2015, our net unrecognized tax benefits totaled approximately $44.0 million as compared to $66.9 million as of December 31, 2014. All amounts included in the balance at June 30, 2015 for tax positions would affect the annual effective tax rate. We have $0.3 million accrued for the payment of interest and penalties as of June 30, 2015.
We and one or more of our subsidiaries are subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2013. With few exceptions, we are no longer subject to state and local tax or non-U.S. income tax examinations by tax authorities for years prior to 2011.
During the quarter ended June 30, 2015, the Internal Revenue Service (“IRS”) concluded its field examination of our 2011 and 2012 tax years and issued proposed adjustments primarily related to transfer pricing and the research and development tax credit. In June 2015, we finalized its tax deficiency calculations and formally closed the audit with the IRS for the 2011 and 2012 tax years. As a result, we recognized a net tax benefit of $20.3 million during the period related to the settlement.
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
At June 30, 2015, we had approximately $121.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. During the quarter ended June 30, 2015, we recognized $3.8 million of tax expense due to a change in our valuation allowance.
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. We maintain certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from its foreign subsidiaries. Our effective tax rate was approximately 6.7% and (3.9)% for the three months ended June 30, 2015 and 2014, and 9.7% and 9.0% for the six months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rate when comparing the three months ended June 30, 2015 to the three months ended June 30, 2014 was due to an increase in income before taxes driven by impairment charges recorded in the second quarter of 2014 in relation to certain intangible assets and a change in the Company's valuation allowance. Partially offsetting these increases was the impact of settling the IRS examination for the tax years 2011 and 2012 that closed during the three months ended June 30, 2015. We currently are targeting our effective tax rate to increase when comparing the third quarter of 2015 to third quarter of 2014.
Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by our foreign operations that are taxed primarily in Switzerland. We have not provided for U.S. taxes for those earnings because we plan to reinvest all of those earnings indefinitely outside the United States. From time to time, there may be other items that impact the tax rate, such as the items discussed above.

Liquidity and Capital Resources
During the six months ended June 30, 2015, we generated operating cash flows of $493.0 million. These operating cash flows related primarily to a change in operating assets and liabilities of $134.7 million, net of effect of our acquisitions. Also contributing to these cash inflows was net income of $132.2 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $133.1 million and stock-based compensation expense of $65.0 million. Our investing activities used $222.2 million of cash consisting primarily of cash paid for acquisitions of $251.2 million, cash paid for the purchase of property and equipment of $80.0 million, partially offset by net proceeds from investments of $118.3 million. Our financing activities used cash of $162.7 million primarily due to cash paid for stock repurchases of $172.1 million and cash paid for tax withholding on vested stock awards of $28.3 million, partially offset by the issuance of common stock under our employee stock-based compensation plans of $43.4 million.
During the six months ended June 30, 2014, we generated operating cash flows of $491.4 million. These operating cash flows related primarily to a change in operating assets and liabilities of $132.3 million, net of effect of our acquisitions. Also contributing to these cash inflows was net income of $109.0 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $168.8 million and stock-based compensation expense of $86.0 million. Our investing activities used $320.3 million of cash consisting primarily of net purchases of investments of $202.1 million, cash paid for the purchase of property and equipment of $67.1 million and cash paid for acquisitions of $41.3 million. Our financing activities provided cash of $173.3 million primarily due to cash paid for stock repurchases of $1.5 billion, the purchase of hedges on the convertible senior notes of $184.3 million and cash paid for tax withholding on vested stock awards of $22.8 million, partially offset by proceeds from the issuance of convertible senior notes of $1.4 billion, proceeds from the issuance of warrants of $101.8 million and the issuance of common stock under our employee stock-based compensation plans of $18.1 million.
Credit Facility
On January 7, 2015, we entered into a credit agreement, or Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time (collectively, the "Lenders"). The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years, of which we have drawn and repaid $95.0 million during the six months ended June 30, 2015. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement.
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
Cash, Cash Equivalents and Investments

	June 30, 2015	December 31, 2014	2015 Compared to 2014
	(In thousands)
Cash, cash equivalents and investments	$1,845,400	$1,862,519	$(17,119)
The decrease in Cash, cash equivalents and investments when comparing June 30, 2015 to December 31, 2014, is primarily due to cash paid for acquisitions, net of cash acquired, of $251.2 million, cash paid for stock repurchases of $172.1 million, and purchases of property and equipment of $80.0 million, partially offset by cash provided by our operating activities of $493.0 million. As of June 30, 2015, $1.42 billion of the $1.85 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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

Corporate Securities
(In thousands)
Balance at December 31, 2014	$6,073
Purchases of Level 3 securities	1,275
Transfers out of Level 3	(447)
Total net realized losses included in earnings	(725)
Balance at June 30, 2015	$6,176

Transfers out of Level 3 relate to certain of our investments in convertible debt securities of early-stage entities that were reclassified from available-for-sale investments to cost method investments upon conversion to equity ownership. These amounts are included in Other assets in our accompanying consolidated balance sheets. Realized losses included in earnings for the period are reported in Other (expense) income, net in the accompanying consolidated statements of income.

Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three and six months ended June 30, 2015, certain cost method investments with a combined carrying value of $2.5 million and $3.0 million, respectively, were determined to be impaired and written down to zero. The impairment charges are included in Other (expense) income, net in the accompanying condensed consolidated financial statements. In determining the fair value of cost method investments, we considered many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
Accounts Receivable, Net

	June 30, 2015	December 31, 2014	2015 Compared to 2014
	(In thousands)
Accounts receivable	$505,824	$680,377	$(174,553)
Allowance for returns	(1,230)	(2,185)	955
Allowance for doubtful accounts	(3,618)	(3,791)	173
Accounts receivable, net	$500,976	$674,401	$(173,425)
The decrease in Accounts receivable, net, when comparing June 30, 2015 to December 31, 2014 was primarily due to increased collections during the six months ended June 30, 2015 on higher sales in the fourth quarter of 2014. The activity in our Allowance for returns was comprised primarily of $2.7 million in credits issued for returns during the six month period ended June 30, 2015, partially offset by $1.8 million of provisions for returns recorded during the six month period ended June 30, 2015. The activity in our Allowance for doubtful accounts was comprised primarily of $1.3 million of uncollectible accounts written off, net of recoveries during the six month period ended June 30, 2015, partially offset by $1.1 million in additional provisions for doubtful accounts during the six month period ended June 30, 2015. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $5.4 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At June 30, 2015, approximately $116.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended June 30, 2015, we expended approximately $47.2 million and on open market purchases under the stock repurchase program, repurchasing 711,385 shares of outstanding common stock at an average price of $66.36. During the six months ended June 30, 2015, we expended approximately $172.1 million and on open market purchases under the stock repurchase program, repurchasing 2,693,500 shares of outstanding common stock at an average price of $63.91.
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
During the three and six months ended June 30, 2014, we had no open market purchases under the stock repurchase program, other than under the ASR.
Shares for Tax Withholding
During the three months ended June 30, 2015, we withheld 33,356 shares from stock units that vested, totaling $2.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2015, we withheld 445,822 shares from stock units that vested, totaling $28.3 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended June 30, 2014, we withheld 26,460 shares from stock units that vested, totaling $1.6 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2014, we withheld 394,770 shares from stock units that vested, totaling $22.8 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended June 30, 2015 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2015, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2015, Gary Bethell filed a putative class action against us, our directors, and Bank of America in Florida state court. The complaint alleges that the director-defendants breached their fiduciary duties when we entered into a credit agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto from time to time that included an allegedly improper change of control provision. The complaint seeks to void the change of control provision, and seeks an award of attorney’s fees and costs. We believe that there are meritorious defenses to these allegations and that it is not reasonably possible that the ultimate outcome of this suit will materially and adversely affect our business, financial condition, results of operations or cash flows.
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
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. On July 28, 2015, we announced that Mark B. Templeton, our President and Chief Executive Officer, informed our Board of his plans to retire. Mr. Templeton will continue to serve as our President and Chief Executive Officer and a director of the company until such time as a successor has been appointed. Our Board has initiated a CEO search process and has retained an executive search firm to assist with the process of identifying and evaluating candidates. There are no assurances concerning the timing or outcome of our search for a new Chief Executive Officer. Our ability to execute our business strategies and attract and retain key executives may be adversely affected by the uncertainty associated with the transition to a successor Chief Executive Officer.

We may engage in further cost-reduction activities and other organizational changes that may not result in the anticipated benefits to our business, results of operations and financial condition.

Building upon our previous initiatives to increase our strategic focus and operational efficiency, our Board has formed an Operations Committee to work with our management team on a comprehensive operational review, including, among other things, a review of our operating margins, profitability and capital structure. The review by the Operations Committee may result in additional activities by our company focused on reducing costs, improving margins and increasing efficiency, as well as other organizational changes. We cannot assure you that any such activities will result in the anticipated benefits to our business, results of operations and financial condition in a timely manner or at all. Further, we could experience unexpected delays, business disruptions, decreased productivity, and employee turnover as a result of such initiatives.

Our review of strategic alternatives for our GoTo family of products is subject to various risks and uncertainties, and there is no assurance that any transaction will be completed on favorable terms, on a timely basis, or at all.

On July 28, 2015, we announced that, with the assistance of our independent advisors, we have initiated a review of strategic alternatives for our GoTo family of products. The strategic alternatives review for this business could result in, among other things, a possible sale or spin-off transaction. There is no assurance that, following such review, we will move forward with a transaction or that any transaction we pursue will be completed on favorable terms, on a timely basis, or at all. This process and any resulting transaction may be time-consuming and involve significant costs and expenses and present additional risks, including:

•	diversion of management’s attention from other business concerns;

•	disruption of our business;

•	loss of customers and other business opportunities;

•	challenges in attracting, retaining and motivating key employees; and

•	difficulties associated with the separation of operations, services, products and personnel if a transaction is pursued.

We may not be successful in managing these or any other significant risks that we encounter in exploring the divestiture of a product or service offering. Moreover, if a transaction is completed, we may not realize some or all of the anticipated benefits, and such transaction may in fact adversely affect our business, results operations and financial condition.

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

ITEM 2.	"UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $5.4 billion. The objective of the stock repurchase program is to improve stockholders’ returns. As of June 30, 2015, approximately $116.3 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended June 30, 2015:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
April 1, 2015 through April 30, 2015	164,424	$67.22	155,699	$152,976,298
May 1, 2015 through May 31, 2015	416,595	66.12	405,986	126,140,656
June 1, 2015 through June 30, 2015	163,722	66.00	149,700	116,267,258
Total	744,741		711,385	116,267,258

(1)
Represents shares acquired in open market purchases and 33,356 shares withheld from stock units that vested in the second quarter of 2015 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We expended approximately $47.2 million during the quarter ended June 30, 2015 for repurchases of our common stock. For more information see Note 15 to our condensed consolidated financial statements.

(2)
Shares withheld from stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of stock units do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has been advised that Carlos E. Sartorius, our Senior Vice President, Worldwide Sales and Services and Christopher Hylen, our Senior Vice President and General Manager, Mobility Apps, each entered into a new trading plan in the second quarter of 2015 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

10.1	2015 Employee Stock Purchase Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of August 2015.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	2015 Employee Stock Purchase Plan

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Furnished herewith.