Form 10-Q
period 2015-09-30
CITRIX SYSTEMS INC
filed 2015-11-04
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2015 there were 153,824,447 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2015

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$527,594	$260,149
Short-term investments, available-for-sale	545,206	529,260
Accounts receivable, net of allowances of $6,417 and $5,976 at September 30, 2015 and December 31, 2014, respectively	467,815	674,401
Inventories, net	10,863	12,617
Prepaid expenses and other current assets	141,742	166,005
Current portion of deferred tax assets, net	43,918	45,892
Total current assets	1,737,138	1,688,324
Long-term investments, available-for-sale	792,262	1,073,110
Property and equipment, net	371,101	367,779
Goodwill	1,957,436	1,796,851
Other intangible assets, net	366,048	390,717
Long-term portion of deferred tax assets, net	113,184	128,198
Other assets	68,314	67,028
Total assets	$5,405,483	$5,512,007
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$143,299	$79,884
Accrued expenses and other current liabilities	263,840	298,079
Income taxes payable	2,575	12,053
Current portion of deferred revenues	1,137,828	1,200,093
Total current liabilities	1,547,542	1,590,109
Long-term portion of deferred revenues	372,052	357,771
Convertible notes	1,316,892	1,292,953
Other liabilities	84,305	97,529
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 298,112 and 294,674 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	298	295
Additional paid-in capital	4,492,313	4,292,706
Retained earnings	3,343,352	3,155,264
Accumulated other comprehensive loss	(29,464)	(36,790)
	7,806,499	7,411,475
Less - common stock in treasury, at cost (140,987 and 133,898 shares at September 30, 2015 and December 31, 2014, respectively)	(5,721,807)	(5,237,830)
Total stockholders' equity	2,084,692	2,173,645
Total liabilities and stockholders' equity	$5,405,483	$5,512,007
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share information)
Revenues:
Product and licenses	$206,252	$193,153	$594,507	$632,369
Software as a service	190,757	165,253	537,705	483,164
License updates and maintenance	379,585	358,266	1,128,043	1,049,065
Professional services	36,676	42,322	110,576	126,775
Total net revenues	813,270	758,994	2,370,831	2,291,373
Cost of net revenues:
Cost of product and license revenues	34,859	24,045	83,833	88,144
Cost of services and maintenance revenues	91,295	87,981	270,218	254,763
Amortization of product related intangible assets	20,100	23,959	57,560	102,660
Total cost of net revenues	146,254	135,985	411,611	445,567
Gross margin	667,016	623,009	1,959,220	1,845,806
Operating expenses:
Research and development	139,128	137,877	423,972	411,870
Sales, marketing and services	293,587	318,252	896,250	956,287
General and administrative	79,799	95,203	241,697	242,606
Amortization and impairment of other intangible assets	76,938	9,956	97,371	32,855
Restructuring	13,766	3,124	62,251	17,285
Total operating expenses	603,218	564,412	1,721,541	1,660,903
Income from operations	63,798	58,597	237,679	184,903
Interest income	3,004	2,411	8,679	6,705
Interest expense	11,075	10,551	33,196	17,601
Other expense, net	(2,369)	(2,235)	(13,480)	(6,002)
Income before income taxes	53,358	48,222	199,682	168,005
Income tax (benefit) expense	(2,567)	690	11,595	11,510
Net income	$55,925	$47,532	$188,087	$156,495
Earnings per share:
Basic	$0.35	$0.29	$1.17	$0.91
Diluted	$0.35	$0.29	$1.16	$0.90
Weighted average shares outstanding:
Basic	160,359	164,229	160,359	172,622
Diluted	161,777	165,713	161,716	174,023

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Net income	$55,925	$47,532	$188,087	$156,495
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	—	(12,890)	—	(15,617)
Available for sale securities:
Change in net unrealized gains (losses)	94	(911)	1,392	(182)
Less: reclassification adjustment for net gains included in net income	232	(96)	164	(961)
Net change (net of tax effect)	326	(1,007)	1,556	(1,143)
Loss on pension liability	—	(45)	—	(45)
Cash flow hedges:
Change in unrealized losses	(2,348)	(6,809)	(5,692)	(4,197)
Less: reclassification adjustment for net losses (gains) included in net income	1,794	(1,500)	11,462	(4,448)
Net change (net of tax effect)	(554)	(8,309)	5,770	(8,645)
Other comprehensive (loss) income	(228)	(22,251)	7,326	(25,450)
Comprehensive income	$55,697	$25,281	$195,413	$131,045

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Operating Activities
Net income	$188,087	$156,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	295,810	251,320
Stock-based compensation expense	103,674	128,440
Excess tax benefit from stock-based compensation	(2,236)	(5,122)
Deferred income tax benefit	(31,873)	(25,114)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	13,382	825
Other non-cash items	11,155	9,722
Total adjustments to reconcile net income to net cash provided by operating activities	389,912	360,071
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	198,075	182,542
Inventories	1,084	(4,342)
Prepaid expenses and other current assets	(7,375)	(5,763)
Other assets	(1,460)	1,651
Income taxes, net	21,088	(87,180)
Accounts payable	6,658	7,526
Accrued expenses and other current liabilities	(674)	53,846
Deferred revenues	(47,982)	(8,183)
Other liabilities	5,400	(1,113)
Total changes in operating assets and liabilities, net of the effects of acquisitions	174,814	138,984
Net cash provided by operating activities	752,813	655,550
Investing Activities
Purchases of available-for-sale investments	(1,806,781)	(1,891,045)
Proceeds from sales of available-for-sale investments	1,552,983	1,342,500
Proceeds from maturities of available-for-sale investments	518,755	282,711
Purchases of property and equipment	(119,591)	(115,442)
(Purchases) proceeds from cost method investments, net	(3,400)	1,084
Cash paid for acquisitions, net of cash acquired	(250,986)	(43,342)
Cash paid for licensing agreements and product related intangible assets	(10,666)	(12,712)
Net cash used in investing activities	(119,686)	(436,246)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	79,338	38,674
Proceeds from issuance of convertible notes, net of issuance costs	—	1,415,717
Purchase of convertible note hedges	—	(184,288)
Proceeds from issuance of warrants	—	101,775
Proceeds from credit facility	95,000	—
Repayment of credit facility	(95,000)	—
Repayment of acquired debt	(7,569)	(3,766)
Excess tax benefit from stock-based compensation	2,236	5,122
Stock repurchases, net	(398,070)	(1,600,986)
Cash paid for tax withholding on vested stock awards	(32,351)	(27,777)
Net cash used in financing activities	(356,416)	(255,529)
Effect of exchange rate changes on cash and cash equivalents	(9,266)	(1,728)
Change in cash and cash equivalents	267,445	(37,953)
Cash and cash equivalents at beginning of period	260,149	280,740
Cash and cash equivalents at end of period	$527,594	$242,787
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
Available-for-sale Investments
Short-term and long-term available-for-sale investments as of September 30, 2015 and December 31, 2014 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.1 million and $2.2 million at September 30, 2015 and December 31, 2014, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income	$55,925	$47,532	$188,087	$156,495
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	160,359	164,229	160,359	172,622
Effect of dilutive employee stock awards	1,418	1,484	1,357	1,401
Denominator for diluted earnings per share - weighted-average shares outstanding	161,777	165,713	161,716	174,023
Basic earnings per share	$0.35	$0.29	$1.17	$0.91
Diluted earnings per share	$0.35	$0.29	$1.16	$0.90
Anti-dilutive weighted-average shares from stock awards	1,572	2,807	2,416	3,287

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

The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Senior Notes (the "Convertible Notes") on diluted earnings per share, if applicable, as upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of $90.00 per share. For the three and nine months ended September 30, 2015, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 10 to the Company's condensed consolidated financial statements for detailed information on the Convertible Notes offering.
4. ACQUISITIONS
2015 Acquisitions
Sanbolic
On January 8, 2015, the Company acquired all of the issued and outstanding securities of Sanbolic, Inc. (“Sanbolic”). Sanbolic is an innovator and leader in workload-oriented storage virtualization technologies. The Sanbolic technology, combined with XenDesktop, XenApp, and XenMobile products will enable the Company to develop a range of differentiated solutions that will reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of the Company's Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.5 million. No transaction costs were recorded during the three months ended September 30, 2015 and the Company expensed $0.2 million during the nine months ended September 30, 2015, which is included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of the Company's common stock, for which the vesting period began on the closing of the transaction.

Grasshopper
On May 18, 2015, the Company acquired all of the membership interests of Grasshopper Group, LLC (“Grasshopper”), a leading provider of cloud-based phone solutions for small businesses. With the acquisition, the Company will expand its breadth of communication and collaboration solutions for small businesses, including GoToMeeting, GoToTraining, GoToWebinar, OpenVoice and ShareFile. Grasshopper became part of the Mobility Apps segment. Total cash consideration for this transaction was approximately $161.5 million, net of $3.6 million cash acquired. Transaction costs associated with the acquisition were $0.3 million. No transaction costs were recorded during the three months ended September 30, 2015 and the Company expensed $0.3 million during the nine months ended September 30, 2015, which is included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 105,765 shares of the Company's common stock, for which the vesting period commenced on the closing of the transaction.
Purchase Accounting for the 2015 Acquisitions

The purchase prices for companies acquired during the nine months ended September 30, 2015, which include Sanbolic and Grasshopper (collectively, the "2015 Acquisitions"), were allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of each acquisition. The allocation of the total purchase prices is summarized below (in thousands):

	Sanbolic		Grasshopper
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$581		$4,818
Property and equipment	—		467	Various
Intangible assets	45,300	Various	71,400	Various
Goodwill	61,639	Indefinite	99,686	Indefinite
Other assets	—		80
Assets acquired	107,520		176,451
Current liabilities assumed	1,454		11,181
Long-term liabilities assumed	3,175		158
Deferred tax liabilities, non-current	13,295		—
Net assets acquired	$89,596		$165,112
The company continues to evaluate certain income tax assets and liabilities related to the Sanbolic acquisition. Current assets acquired in connection with the 2015 Acquisitions consisted primarily of cash, accounts receivable, deferred tax assets and other short term assets. Current liabilities assumed in connection with the 2015 Acquisitions consisted primarily of accounts payable, other accrued expenses and short-term debt. Long-term liabilities assumed in connection with the 2015 Acquisitions consisted of long-term debt and other long-term liabilities. Both short-term and long-term debt were paid in full subsequent to the Sanbolic and Grasshopper acquisition dates.
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
The following unaudited pro-forma information combines the consolidated results of the operations of the Company and the 2015 Acquisitions as if the acquisitions had occurred on January 1, 2014, the first day of the Company's fiscal year 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$813,309	$766,282	$2,384,428	$2,310,979
Income from operations	63,837	53,260	229,379	166,384
Net income	55,949	44,005	182,685	144,398
Per share - basic	0.35	0.27	1.14	0.84
Per share - diluted	0.35	0.27	1.13	0.83
2014 Acquisitions
Framehawk
In January 2014, the Company acquired all of the issued and outstanding securities of Framehawk, Inc. ("Framehawk"). The Framehawk solution, which optimizes the delivery of virtual desktops and applications to mobile devices, was combined with HDX technology in the Citrix XenApp and XenDesktop products to deliver an improved user experience under adverse network conditions. Framehawk became part of the Company's Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $24.2 million, net of $0.2 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.1 million, all of which the Company expensed during the nine months ended September 30, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
RightSignature
In October 2014, the Company acquired all of the membership interests of RightSignature, LLC. ("RightSignature”). The RightSignature technology expands the Workflow Cloud beyond storage and file transfer to supporting e-signature and approval workflows. RightSignature became a part of the Company's Mobility Apps segment. The total cash consideration for this transaction was approximately $37.8 million, net of $1.1 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.2 million, of which the Company expensed $0.1 million during the nine months ended September 30, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 67,500 of the Company's common stock, for which the vesting period began on the closing of the transaction.
2014 Other Acquisitions
During the second quarter of 2014, the Company acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $17.2 million, net of $0.8 million of cash acquired. This business became part of the Company's Enterprise and Service Provider segment. Transaction costs associated with the acquisition were approximately $0.1 million, all of which the Company expensed during the nine months ended September 30, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.

In the fourth quarter of 2014, the Company acquired all of the issued and outstanding securities of two privately-held companies for total cash consideration of approximately $19.9 million, net of $0.2 million of cash acquired. The businesses became part of the Company's Enterprise and Service Provider segment. In addition, in connection with one of the acquisitions, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 23,430 shares of the Company's common stock, for which the vesting period began on the closing of the transaction. Transaction costs associated with the acquisitions were not significant.
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	September 30, 2015				December 31, 2014
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$577,539	$1,422	$(80)	$578,881	$637,474	$1,296	$(457)	$638,313
Corporate securities	679,887	396	(928)	679,355	795,255	232	(1,372)	794,115
Municipal securities	15,466	28	(1)	15,493	48,744	17	(31)	48,730
Government securities	63,596	143	—	63,739	121,431	37	(256)	121,212
Total	$1,336,488	$1,989	$(1,009)	$1,337,468	$1,602,904	$1,582	$(2,116)	$1,602,370
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2015 were approximately six months and three years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three and nine months ended September 30, 2015, the Company received proceeds from the sales of available-for-sale investments of $718.4 million and $1.55 billion, respectively, and for the three and nine months ended September 30, 2014, it received proceeds from the sales of available-for-sale investments of $469.6 million and $1.34 billion, respectively.
The Company had realized gains on the sales of available-for-sale investments during the three and nine months ended September 30, 2015 of $0.3 million and $0.7 million, respectively, and for the three and nine months ended September 30, 2014, it had realized gains on the sales of available-for-sale investments of $0.2 million and $1.4 million, respectively.
For the three and nine months ended September 30, 2015, the Company had realized losses on available-for-sale investments of $0.6 million and $0.9 million, respectively, and for the three and nine months ended September 30, 2014, it had realized losses on available-for-sale investments of $0.1 million and $0.4 million, respectively, primarily related to prepayments at par of securities purchased at a premium.
All realized gains and losses related to the sales of available-for-sale investments are included in Other expense, net, in the accompanying condensed consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of September 30, 2015 and December 31, 2014 were $1.0 million and $2.1 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.

Cost Method Investments
The Company held direct investments in privately-held companies of approximately $17.2 million and $16.6 million as of September 30, 2015 and December 31, 2014, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. For the three months ended September 30, 2015, no cost method investments were determined to be impaired. For the nine months ended September 30, 2015, the Company determined that certain cost method investments were impaired and recorded a charge of $3.0 million which was included in Other expense, net in the accompanying condensed consolidated statements of income. For the three and nine months ended September 30, 2014, the Company determined that certain cost method investments were impaired and recorded a charge of $3.2 million and $8.3 million, respectively, which were included in Other expense, net in the accompanying condensed consolidated statements of income.
During the three and nine months ended September 30, 2015, no gains were recorded on cost method investments. During the three and nine months ended September 30, 2014, certain early-stage entities in which the Company held direct investments were acquired by third parties and as a result of such sale transactions, the Company recorded gains of $1.2 million and $2.7 million, respectively, which were included in Other expense, net in the accompanying condensed consolidated statements of income.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of September 30, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$295,170	$295,170	$—	$—
Money market funds	220,004	220,004	—	—
Corporate securities	12,420	—	12,420	—
Available-for-sale securities:
Agency securities	578,881	—	578,881	—
Corporate securities	679,355	—	673,193	6,162
Municipal securities	15,493	—	15,493	—
Government securities	63,739	—	63,739	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,191	—	1,191	—
Total assets	$1,866,253	$515,174	$1,344,917	$6,162
Accrued expenses and other current liabilities:
Foreign currency derivatives	3,783	—	3,783	—
Total liabilities	$3,783	$—	$3,783	$—

	As of December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$230,370	$230,370	$—	$—
Money market funds	29,512	29,512	—	—
Corporate securities	267	—	267	—
Available-for-sale securities:
Agency securities	638,313	—	638,313	—
Corporate securities	794,115	—	788,042	6,073
Municipal securities	48,730	—	48,730	—
Government securities	121,212	—	121,212	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,206	—	1,206	—
Total assets	$1,863,725	$259,882	$1,597,770	$6,073
Accrued expenses and other current liabilities:
Foreign currency derivatives	9,692	—	9,692	—
Total liabilities	$9,692	$—	$9,692	$—
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

Corporate Securities
(In thousands)
Balance at December 31, 2014	$6,073
Purchases of Level 3 securities	1,475
Proceeds received on Level 3 securities	(101)
Total net realized losses included in earnings	(838)
Transfers out of Level 3	(447)
Balance at September 30, 2015	$6,162

Transfers out of Level 3 relate to certain of the Company's investments in convertible debt securities of early-stage entities that were reclassified from available-for-sale investments to cost method investments upon conversion to equity ownership. These amounts are included in Other assets in the accompanying consolidated balance sheets. Realized losses included in earnings for the period are reported in Other expense, net in the accompanying consolidated statements of income.
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the nine months ended September 30, 2015, certain cost method investments with a combined carrying value of $3.0 million were determined to be impaired and written down to zero. The impairment charge is included in Other expense, net in the accompanying condensed consolidated financial statements. For the nine months ended September 30, 2014, the Company determined that certain cost method investments were impaired and recorded a charge of $8.3 million which was included in Other expense, net in the accompanying condensed consolidated financial statements. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
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
As of September 30, 2015, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended September 30, 2015, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
Convertible Senior Notes	$1,541,719	$1,316,892

7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2015, the Company had two stock-based compensation plans under which it was granting stock options and non-vested stock units. The Company is currently granting stock-based awards from its 2014 Equity Incentive Plan (the "2014 Plan"). In December 2014, the Company's Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company's Annual Meeting of Stockholders held on May 28, 2015. The 2015 ESPP has replaced the Company's Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the "2005 ESPP"). In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 1995 Stock Plan and the Amended and Restated 2005 Equity Incentive Plan and the 2005 ESPP.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 29,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s Amended and Restated 2005 Equity Incentive Plan, as amended, that are forfeited, canceled or otherwise terminated (other than by exercise) are added to its shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of September 30, 2015, there were 28,949,258 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans and the Company had authorization under its 2014 Plan to grant stock-based awards covering 21,163,715 shares of common stock.
Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of September 30, 2015, 3,872,661 shares had been issued under the 2005 ESPP. As of September 30, 2015, 245,029 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plans of $2.3 million and $5.2 million for the three and nine months ended September 30, 2015, respectively, and the Company recorded stock-based compensation costs of $1.3 million and $4.0 million for the three and nine months ended September 30, 2014, respectively. Effective with the Payment Period beginning in July 2015, the purchase price to participating employees will be 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower.
The Company used the Black-Scholes model to estimate the fair value of its Employee Stock Purchase Plan awards with the following weighted-average assumptions:

Three Months Ended
September 30, 2015
Expected volatility factor	0.35
Risk free interest rate	0.25%
Expected dividend yield	0%
Expected life (in years)	0.5

The Company determined the expected volatility factor by considering the implied volatility in six-month market-traded options of the Company's common stock based on third party volatility quotes. The Company's decision to use implied volatility was based upon the availability of actively traded options on the Company's common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options. The Company's expected dividend yield input was zero as it has not historically paid, nor expects in the future to pay, cash dividends on its common stock. The expected term is based on the term of the purchase period for grants made under the ESPP.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Income Statement Classifications	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cost of services and maintenance revenues	$803	$673	$2,095	$1,854
Research and development	9,118	13,989	31,454	42,102
Sales, marketing and services	16,922	15,073	38,083	46,885
General and administrative	11,828	12,714	32,042	37,599
Total	$38,671	$42,449	$103,674	$128,440
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
Service Based Stock Units
The Company also awards senior level, certain other employees and new non-employee directors non-vested stock units granted under the 2014 Plan that vest based on service. These non-vested stock unit awards generally vest 33.33% on each anniversary subsequent to the date of the award. The Company also assumes non-vested stock units in connection with certain of its acquisitions. The assumed awards have the same three year vesting schedule. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its continuing non-employee directors. These awards vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company's common stock.
Unrecognized Compensation Related to Stock Units
As of September 30, 2015, the number of all non-vested stock units outstanding, including market performance and service condition awards and service-based awards, including service-based awards assumed in connection with acquisitions, were 5,633,512. As of September 30, 2015, there was $264.2 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.93 years. See Note 4 for more information regarding the Company's acquisitions.
Stock Options
Stock options granted under the 2014 Plan typically have a five-year life and vest over three years, with 33.3% of the shares underlying the option vesting on the first anniversary of the date of grant and the remainder of the underlying shares vesting in equal monthly installments at a rate of 2.78% thereafter (the "Standard Vesting Rate"). The Company may assume stock options from certain of its acquisitions for which the vesting period is typically reset to vest over three years at the Standard Vesting Rate. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. There were no stock options granted or assumed during the three and nine months ended September 30, 2015 and 2014.
The total intrinsic value of options exercised during the three and nine months ended September 30, 2015 was $4.4 million and $18.2 million, respectively and the total intrinsic value of options exercised during the three and nine months ended September 30, 2014 was $11.3 million and $31.3 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares. As of September 30, 2015, there was $0.4 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 0.36 years.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2014. There were no indicators of impairment during the nine months ended September 30, 2015. In-process R&D acquired in connection with the Company's acquisitions was not significant. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the nine months ended September 30, 2015 (in thousands):

	Balance at January 1, 2015	Additions		Other		Balance at September 30, 2015
Enterprise and Service Provider	$1,434,369	$61,639		$(740)	(2)	$1,495,268
Mobility Apps	362,482	99,686		—		462,168
Consolidated	$1,796,851	$161,325	(1)	$(740)		$1,957,436

(1)	Amounts relate to 2015 acquisitions. See Note 4 for more information regarding the Company’s acquisitions.

(2)	Amount relates to adjustments to the preliminary purchase price allocation associated with 2014 acquisitions.

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
Intangible assets consist of the following (in thousands):

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$683,695	$500,282	$618,336	$454,830
Other	455,862	273,227	492,960	265,749
Total	$1,139,557	$773,509	$1,111,296	$720,579
Amortization of product related intangible assets, which consists primarily of product-related technologies and patents, was $20.1 million and $24.0 million for the three months ended September 30, 2015 and 2014, respectively, and $57.6 million and $102.7 million for the nine months ended September 30, 2015 and 2014, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization and impairment of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $76.9 million and $10.0 million for the three months ended September 30, 2015 and 2014, respectively, and $97.4 million and $32.9 million for the nine months ended September 30, 2015 and 2014, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
The Company monitors its intangible assets for indicators of impairment. If the Company determines that an impairment has occurred, it will write-down the intangible asset to its fair value. For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. During the nine months ended September 30, 2015, due to disruptions in the business as a result of the announced plan to explore strategic alternatives, the Company identified certain definite-lived intangible assets, primarily customer relationships from the acquisition of ByteMobile, that were impaired within our Enterprise and Service Provider business unit and recorded non-cash impairment charges of $65.4 million to write down the intangible assets to their estimated fair value of $27.6 million. Of the impairment charge, $64.4 million is included in Amortization and impairment of other intangible assets and $1.0 million is included in Amortization of product related intangible assets in the accompanying condensed consolidated statements of income. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Key assumptions used in the valuation include forecasts of revenue and expenses over an extended period of time, customer retention rates, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change, therefore, further disruptions in the business could result in additional amounts becoming impaired.
Estimated future amortization expense of intangible assets with finite lives as of September 30, 2015 is as follows (in thousands):

Year ending December 31,	Amount
2015 (remaining three months)	$27,251
2016	98,586
2017	74,536
2018	62,561
2019	43,012
Thereafter	60,102
Total	$366,048

9. SEGMENT INFORMATION
The Enterprise and Service Provider and the Mobility Apps business units constitute the Company’s two reportable segments. The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise and Service Provider and Mobility Apps products. Segment profit for each segment includes certain research and development, sales, marketing and services and general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, charges or benefits related to significant litigation that are not anticipated to be ongoing costs, amortization of product related intangible assets, amortization and impairment of other intangible assets, net interest and other expense, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.
Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenues:
Enterprise and Service Provider	$622,513	$593,741	$1,833,126	$1,808,209
Mobility Apps	190,757	165,253	537,705	483,164
Consolidated	$813,270	$758,994	$2,370,831	$2,291,373
Segment profit(1):
Enterprise and Service Provider	$190,372	$131,409	$497,351	$394,536
Mobility Apps	22,901	27,402	60,202	92,333
Unallocated expenses(2):
Amortization and impairment of intangible assets	(97,038)	(33,915)	(154,931)	(135,515)
Patent litigation charge	—	(20,727)	—	(20,727)
Other	—	—	982	—
Restructuring	(13,766)	(3,124)	(62,251)	(17,285)
Net interest and other expense, net	(10,440)	(10,374)	(37,997)	(16,897)
Stock-based compensation	(38,671)	(42,449)	(103,674)	(128,440)
Consolidated income before income taxes	$53,358	$48,222	$199,682	$168,005

(1)
The Company revised its methodology for allocating certain corporate costs within General and administrative expenses to more closely align these costs to the employees directly utilizing the related services within each of its reporting segments, thereby impacting Segment profit for the nine months ended September 30, 2015. Accordingly, the adjusted Segment profit for the Enterprise and Service Provider and Mobility Apps segments is $132.1 million and $15.0 million, respectively for the three months ended March 31, 2015 and $174.9 million and $22.3 million, respectively for the three months ended June 30, 2015. This change in presentation does not affect the Company's consolidated financial position, results from operations or cash flows.

(2)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Revenues by Product Grouping
Revenues by product grouping for the Company’s Enterprise and Service Provider and Mobility Apps business units were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenues:
Enterprise and Service Provider
Workspace Services revenues(1)	$396,167	$392,875	$1,193,178	$1,170,103
Delivery Networking revenues(2)	187,447	155,388	521,488	501,231
Professional services(3)	36,676	42,322	110,576	126,775
Other	2,223	3,156	7,884	10,100
Total Enterprise and Service Provider revenues	622,513	593,741	1,833,126	1,808,209
Mobility Apps revenues	190,757	165,253	537,705	483,164
Total net revenues	$813,270	$758,994	$2,370,831	$2,291,373

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s windows app delivery products, which include XenDesktop and XenApp, and the Company's mobile app delivery products, which include XenMobile and related license updates and maintenance and support.

(2)	Delivery Networking revenues primarily include NetScaler, ByteMobile Smart Capacity and CloudBridge products and related license updates and maintenance and support.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenues:
Enterprise and Service Provider
Americas	$345,417	$318,180	$1,005,967	$977,166
EMEA	206,377	202,557	616,558	610,254
Asia-Pacific	70,719	73,004	210,601	220,789
Total Enterprise and Service Provider revenues	622,513	593,741	1,833,126	1,808,209
Mobility Apps
Americas	160,079	137,031	452,672	400,580
EMEA	24,480	22,407	67,843	65,780
Asia-Pacific	6,198	5,815	17,190	16,804
Total Mobility Apps revenues	190,757	165,253	537,705	483,164
Total net revenues	$813,270	$758,994	$2,370,831	$2,291,373
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
The Convertible Notes are governed by the terms of an indenture, dated as of April 30, 2014 (the “Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.500% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The Convertible Notes will mature on April 15, 2019, unless earlier repurchased or converted. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. As of September 30, 2015, none of the conditions allowing holders of the Notes to convert had been met.
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
The Convertible Notes consist of the following (in thousands):

September 30, 2015
Liability component
Principal	$1,437,500
Less: note discount	(120,608)
Net carrying amount	1,316,892

Equity component *	$162,869
* Recorded in the condensed consolidated balance sheet within additional paid-in capital.

The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Contractual interest expense	$1,797	$1,797	$5,391	$2,995
Amortization of debt issuance costs	997	922	2,971	1,533
Amortization of debt discount	8,039	7,802	23,939	12,971
	$10,833	$10,521	$32,301	$17,499
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
11. CREDIT FACILITY
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at the LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. The weighted average interest rate for the period that amounts were outstanding under the Credit Facility was 1.82%. As of September 30, 2015, there were no amounts outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of September 30, 2015.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of September 30, 2015, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $2.6 million at September 30, 2015 and the total cumulative unrealized loss on cash flow derivative instruments was $8.3 million at December 31, 2014, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 13 for more information related to comprehensive income. The net unrealized loss as of September 30, 2015 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$462	Prepaid expenses and other current assets	$435	Accrued expenses and other current liabilities	$3,297	Accrued expenses and other current liabilities	$9,364

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$729	Prepaid expenses and other current assets	$771	Accrued expenses and other current liabilities	$486	Accrued expenses and other current liabilities	$328

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2015	2014		2015	2014
Foreign currency forward contracts	$(554)	$(8,309)	Operating expenses	$(1,794)	$1,500

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss)/Gain Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2015	2014		2015	2014
Foreign currency forward contracts	$5,770	$(8,645)	Operating expenses	$(11,462)	$4,448
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2015	2014
Foreign currency forward contracts	Other expense, net	$1,238	$2,626

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2015	2014
Foreign currency forward contracts	Other expense, net	$1,727	$1,064
Outstanding Foreign Currency Forward Contracts
As of September 30, 2015, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 10,332
Brazilian Real	BRL 5,100
Pounds Sterling	GBP 8,550
Canadian Dollar	CAD 2,600
Chinese Yuan Renminbi	CNY 12,217
Danish Krone	DKK 21,300
Euro	EUR 6,300
Hong Kong Dollar	HKD 51,268
Indian Rupee	INR 615,751
Japanese Yen	JPY 731,342
Singapore Dollar	SGD 11,615
Swiss Franc	CHF 22,700
13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized gain (loss) on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2014	$(16,346)	$(990)	$(8,345)	$(11,109)	$(36,790)
Other comprehensive income before reclassifications	—	1,392	(5,692)	—	(4,300)
Amounts reclassified from accumulated other comprehensive loss	—	164	11,462	—	11,626
Net current period other comprehensive income	—	1,556	5,770	—	7,326
Balance at September 30, 2015	$(16,346)	$566	$(2,575)	$(11,109)	$(29,464)
Income tax expense or benefit allocated to each component of other comprehensive (loss) income is not material.

Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended September 30, 2015
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net losses on available-for-sale securities	$232	Other expense, net
Unrealized net losses on cash flow hedges	1,794	Operating expenses *
	$2,026

	For the Nine Months Ended September 30, 2015
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net losses on available-for-sale securities	$164	Other expense, net
Unrealized net losses on cash flow hedges	11,462	Operating expenses *
	$11,626
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
14. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $48.3 million and $66.9 million as of September 30, 2015 and December 31, 2014, respectively. All amounts included in the balance at September 30, 2015 for tax positions would affect the annual effective tax rate if recognized. The Company has $0.5 million accrued for the payment of interest and penalties as of September 30, 2015.
The Company and one or more of its subsidiaries are subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2013. With few exceptions, the Company is no longer subject to state and local tax or non-U.S. income tax examinations by tax authorities for years prior to 2011.
During the quarter ended June 30, 2015, the Internal Revenue Service (“IRS”) concluded its field examination of the Company’s 2011 and 2012 tax years and issued proposed adjustments primarily related to transfer pricing and the research and development tax credit. In June 2015, the Company finalized its tax deficiency calculations and formally closed the audit with the IRS for the 2011 and 2012 tax years. As a result, the Company recognized a net tax benefit of $20.3 million during the second quarter of 2015 related to the settlement.
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
At September 30, 2015, the Company had approximately $152.0 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. During the quarter ended September 30, 2015, the Company did not record a change in the Company's valuation allowance.

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately (4.8)% and 1.4% for the three months ended September 30, 2015 and 2014, respectively and 5.8% and 6.9% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2015 to the three months ended September 30, 2014 was primarily due to a change in the mix of income between the Company's U.S. and foreign operations driven by impairment charges of certain domestic intangible assets from the acquisition of ByteMobile recorded in the third quarter of 2015. The decrease in the effective tax rate when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014 was due to the impact of settling the IRS examination for the tax years 2011 and 2012 that closed during the three months ended June 30, 2015, and the impact of the intangible asset impairment recorded in the three months ended September 30, 2015.
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
15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $5.9 billion, of which $500.0 million was approved in September 2015. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2015, approximately $336.8 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended September 30, 2015, the Company expended approximately $279.5 million on open market purchases under the stock repurchase program, repurchasing 3,895,283 shares of outstanding common stock at an average price of $71.75. During the nine months ended September 30, 2015, the Company expended approximately $451.6 million on open market purchases under the stock repurchase program, repurchasing 6,588,783 shares of outstanding common stock at an average price of $68.54. Of the amount expended, $53.6 million had not yet settled as of September 30, 2015 and therefore was excluded from the amount reflected in Stock repurchases, net in the Condensed Consolidated Statements of Cash Flows as it is considered a non-cash item. In October 2015, the Company repurchased an additional 3.6 million shares under the stock repurchase program.
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
Shares for Tax Withholding
During the three months ended September 30, 2015, the Company withheld 55,963 shares from stock units that vested, totaling $4.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2015, the Company withheld 501,785 shares from stock units that vested, totaling $32.4 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended September 30, 2014, the Company withheld 75,797 shares from stock units that vested, totaling $4.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2014, the Company withheld 470,567 shares from stock units that vested, totaling $27.8 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
In April 2014, John Calma, ostensibly on behalf of the Company, filed a shareholder derivative complaint against certain of the directors of the Company (and the Company as a nominal defendant) in the Court of Chancery of the State of Delaware. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment related to stock awards that the directors received under the Company's director compensation program. The complaint seeks among other things the recovery of monetary damages and other relief for damages allegedly caused to the Company. A reasonable estimate cannot be made at this time. The Company believes that its directors and the Company have meritorious defenses to these allegations and that it is not reasonably possible that the ultimate outcome of this suit will materially and adversely affect the Company's business, financial condition, results of operations or cash flows.
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

17. RESTRUCTURING
2015 Restructuring Program
On January 28, 2015, the Company announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, the Company eliminated approximately 700 full-time positions in the first half of 2015. During the three and nine months ended September 30, 2015, the Company incurred $14.0 million and $60.5 million, respectively, primarily related to employee severance arrangements and the consolidation of leased facilities. It is anticipated that the aggregate total pre-tax restructuring charges will be in the range of $66.0 million to $70.0 million. Included in these pre-tax charges are approximately $49.0 million to $51.0 million related to employee severance arrangements and approximately $17.0 million to $19.0 million related to the consolidation of leased facilities during fiscal year 2015. The majority of the activities related to the 2015 Restructuring Program are anticipated to be completed by the end of 2015.
2014 Restructuring Program
During the first quarter of 2014, the Company announced the implementation of the 2014 Restructuring Program to better align resources to strategic initiatives. As a result, the Company reduced its headcount by approximately 325 full-time positions since inception. The pre-tax charges incurred were primarily related to severance and other costs directly related to the reduction of the Company's workforce. The activities under the 2014 Restructuring Program were substantially completed as of the end of the first quarter of 2015. As of September 30, 2015, total charges related to the 2014 Restructuring Program incurred since inception were $22.2 million, primarily related to employee severance and related costs.
Restructuring Charges by Segment
Restructuring charges by segment consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
2014 Restructuring Program
Enterprise and Service Provider	$(263)	$3,122	$1,747	$11,093
Mobility Apps	—	2	50	6,192
2015 Restructuring Program
Enterprise and Service Provider	13,714	—	59,580	—
Mobility Apps	315	—	874	—
Total restructuring charges	$13,766	$3,124	$62,251	$17,285
Restructuring accruals
The activity in the Company’s restructuring accruals for the nine months ended September 30, 2015 is summarized as follows (in thousands):

	2014 Restructuring Program	2015 Restructuring Program	Total
Balance at January 1, 2015	$2,780	$—	$2,780
Employee severance and related costs	2,060	44,696	46,756
Consolidation of leased facilities	—	14,703	14,703
Payments	(3,433)	(40,405)	(43,838)
Reversal of previous charges	(263)	—	(263)
Balance at September 30, 2015	$1,144	$18,994	$20,138
As of September 30, 2015, the $20.1 million in outstanding restructuring accruals primarily relates to the Enterprise and Service Provider segment.

18. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2015, the Financial Accounting Standards Board issued an accounting standard update on business combinations. The new guidance requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed as of the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The guidance becomes effective for fiscal years and interim reporting periods beginning on or after December 15, 2015, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.
In April 2015, the Financial Accounting Standards Board issued an accounting standard update on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance becomes effective for fiscal years and interim reporting periods beginning on or after December 15, 2015, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.
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
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
We are leading the transition to software-defining the workplace, uniting virtualization, mobility management, and networking and SaaS solutions to enable new ways for businesses and people to work better. Citrix solutions power business mobility through secure, mobile workspaces that provide people with instant access to apps, desktops, data and communications on any device, over any network or cloud.
We market and license our products directly to customers, over the Web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, original equipment manufacturers, or OEMs, and service providers.
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
On January 28, 2015, we announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, we eliminated approximately 700 full-time positions in the first half of 2015. During the three and nine months ended September 30, 2015, we incurred $14.0 million and $60.5 million, respectively, primarily related to employee severance arrangements and the consolidation of leased facilities. It is anticipated that the aggregate total pre-tax restructuring charges will be in the range of $66.0 million to $70.0 million. Included in these pre-tax charges are approximately $49.0 million to $51.0 million related to employee severance arrangements and approximately $17.0 million to $19.0 million related to the consolidation of leased facilities during fiscal year 2015. The majority of the activities related to the 2015 Restructuring Program are anticipated to be completed by the end of 2015.
In the first quarter of 2015, we saw a greater than anticipated impact on our execution as a result of the implementation of our 2015 Restructuring Program, organizational and leadership evolution and changes to our field and channel strategies. We made progress during the second and third quarters of 2015 in absorbing and adjusting to these changes which is reflected in our improved results.
On July 28, 2015, we announced our plans to explore strategic alternatives related to our ByteMobile business and our GoTo family of products. The strategic alternatives review for these businesses could result in, among other things, possible sale or spin-off transactions. Building upon our previous initiatives to increase our strategic focus and operational efficiency, on July 28, 2015, we also announced that our Board formed an Operations Committee to work with our management team on a comprehensive operational review, including, among other things, a review of our operating margins, profitability and capital structure. We see opportunities to further optimize our business model by taking actions necessary to drive operating margin expansion, streamline the organization, and simplify product focus to our core products. Consistent with our operational review, we are directing more of our resources towards our core strategy, the secure delivery of apps and data, allowing us to continue to operate with better execution and greater efficiency.
On October 21, 2015, we announced that Mark B. Templeton retired as our Chief Executive Officer and President and as a member of the Board of Directors, and that Robert M. Calderoni, our Executive Chairman, was appointed interim Chief Executive Officer and President. Robert M. Calderoni will continue serving as Executive Chairman on our Board of Directors, and our Board of Directors is continuing its search for a permanent Chief Executive Officer and President.

During the three months ended September 30, 2015, we expended approximately $279.5 million on open market purchases under the stock repurchase program, repurchasing 3.9 million shares of outstanding common stock at an average price of $71.75. In October 2015, we continued our open market purchases under the stock repurchase program at an accelerated pace, buying back an additional 3.6 million shares to fully utilize our increased authorization of $500.0 million that was approved in September 2015.
Summary of Results
For the three months ended September 30, 2015 compared to the three months ended September 30, 2014, a summary of our results included:

•	Product and licenses revenue increased 6.8% to $206.3 million;

•	Software as a service revenue increased 15.4% to $190.8 million;

•	License updates and maintenance revenue increased 6.0% to $379.6 million;

•	Professional services revenue decreased 13.3% to $36.7 million;

•	Gross margin as a percentage of revenue decreased 0.1% to 82.0%;

•	Operating income increased 8.9% to $63.8 million; and

•	Diluted net income per share increased 20.7% to $0.35.
The increase in our Product and licenses revenue was driven by higher sales of our Delivery Networking products, primarily NetScaler, partially offset by a decrease in overall sales of our Workspace Services products. Our Software as a service revenue increased primarily due to increased sales of our Communications Cloud products, led by GoToMeeting, and our Workflow Cloud products, led by ShareFile. The increase in License updates and maintenance revenue was driven by increased sales of software maintenance contracts across our Workspace Services products, partially offset by a decrease in our Subscription Advantage product resulting from new software maintenance offerings implemented in 2015. The decrease in Professional services revenue was primarily due to decreased implementation services related to our Workspace Services products. We currently target total revenue to increase when comparing the fourth quarter of 2015 to the fourth quarter of 2014 and when comparing the 2015 fiscal year to the 2014 fiscal year. The decrease in gross margin was not significant. The increase in operating income and diluted net income per share was primarily due to the increase in total revenue in the third quarter of 2015 and a charge related to patent litigation in the third quarter of 2014. Also contributing to the increase in operating income and diluted net income per share was an improvement in operating expenses, primarily as a result of cost savings from our restructuring activities. This increase was partially offset by an increase in amortization of product related and other intangible assets related to impairment charges recorded in the third quarter of 2015.

2015 Acquisitions
Sanbolic
On January 8, 2015, we acquired all of the issued and outstanding securities of Sanbolic, Inc., or Sanbolic. Sanbolic is an innovator and leader in workload-oriented storage virtualization technologies. The Sanbolic technology, combined with XenDesktop, XenApp, and XenMobile products enables us to develop a range of differentiated solutions that will reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of our Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.5 million. No transaction costs were recorded during the three months ended September 30, 2015 and we expensed $0.2 million during the nine months ended September 30, 2015, which is included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of our common stock, for which the vesting period commenced on the closing of the transaction.
Grasshopper
On May 18, 2015, we acquired all of the membership interests of Grasshopper Group, LLC, or Grasshopper, a leading provider of cloud-based phone solutions for small businesses. With the acquisition, we will expand our breadth of communication and collaboration solutions for small businesses, including GoToMeeting, GoToTraining, GoToWebinar, OpenVoice and ShareFile. Grasshopper became part of our Mobility Apps segment. Total cash consideration for this transaction was approximately $161.5 million, net of $3.6 million cash acquired. Transaction costs associated with the acquisition were $0.3 million. No transaction costs were recorded during the three months ended September 30, 2015 and we expensed $0.3 million during the nine months ended September 30, 2015, which is included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 105,765 shares of our common stock, for which the vesting period began on the closing of the transaction.
2014 Acquisitions
Framehawk
In January 2014, we acquired all of the issued and outstanding securities of Framehawk, Inc., or Framehawk. The Framehawk solution, which optimizes the delivery of virtual desktops and applications to mobile devices, was combined with HDX technology in the Citrix XenApp and XenDesktop products to deliver an improved user experience under adverse network conditions. Framehawk became part of our Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $24.2 million, net of $0.2 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.1 million, all of which we expensed during the nine months ended September 30, 2014 and are included in the accompanying condensed consolidated statements of income.
RightSignature
In October 2014, we acquired all of the membership interests of RightSignature, LLC, or RightSignature. The RightSignature technology expands the Workflow Cloud beyond storage and file transfer to supporting e-signature and approval workflows. RightSignature became part of our Mobility Apps segment. The total consideration for this transaction was approximately $37.8 million, net of $1.1 million of cash acquired. Transaction costs associated with the acquisition were approximately $0.2 million, of which we expensed $0.1 million during the nine months ended September 30, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units, which were converted into the right to receive, in the aggregate, up to 67,500 of our common stock, for which the vesting period began on the closing of the transaction.
2014 Other Acquisitions
During the second quarter of 2014, we acquired all of the issued and outstanding securities of a privately-held company. The total cash consideration for this transaction was approximately $17.2 million, net of $0.8 million of cash acquired. This business became part of our Enterprise and Service Provider segment. Transaction costs associated with the acquisition were approximately $0.1 million, all of which we expensed during the nine months ended September 30, 2014 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2015	September 30, 2015
	2015	2014	2015	2014	vs. September 30, 2014	vs. September 30, 2014
Revenues:
Product and licenses	$206,252	$193,153	$594,507	$632,369	6.8%	(6.0)%
Software as a service	190,757	165,253	537,705	483,164	15.4	11.3
License updates and maintenance	379,585	358,266	1,128,043	1,049,065	6.0	7.5
Professional services	36,676	42,322	110,576	126,775	(13.3)	(12.8)
Total net revenues	813,270	758,994	2,370,831	2,291,373	7.2	3.5
Cost of net revenues:
Cost of product and license revenues	34,859	24,045	83,833	88,144	45.0	(4.9)
Cost of services and maintenance revenues	91,295	87,981	270,218	254,763	3.8	6.1
Amortization of product related intangible assets	20,100	23,959	57,560	102,660	(16.1)	(43.9)
Total cost of net revenues	146,254	135,985	411,611	445,567	7.6	(7.6)
Gross margin	667,016	623,009	1,959,220	1,845,806	7.1	6.1
Operating expenses:
Research and development	139,128	137,877	423,972	411,870	0.9	2.9
Sales, marketing and services	293,587	318,252	896,250	956,287	(7.8)	(6.3)
General and administrative	79,799	95,203	241,697	242,606	(16.2)	(0.4)
Amortization and impairment of other intangible assets	76,938	9,956	97,371	32,855	672.8	196.4
Restructuring	13,766	3,124	62,251	17,285	340.7	260.1
Total operating expenses	603,218	564,412	1,721,541	1,660,903	6.9	3.7
Income from operations	63,798	58,597	237,679	184,903	8.9	28.5
Interest income	3,004	2,411	8,679	6,705	24.6	29.4
Interest expense	11,075	10,551	33,196	17,601	5.0	88.6
Other expense, net	(2,369)	(2,235)	(13,480)	(6,002)	6.0	124.6
Income before income taxes	53,358	48,222	199,682	168,005	10.7	18.9
Income tax (benefit) expense	(2,567)	690	11,595	11,510	(472.0)	0.7
Net income	$55,925	$47,532	$188,087	$156,495	17.7	20.2

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

•	Our maintenance fees, which include technical support and hardware and software maintenance, and which are recognized ratably over the contract term; and
Professional services are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.
Our SaaS revenues, which are recognized ratably over the contractual term, primarily consist of fees related to our Mobility Apps products including:

•	Communications Cloud products, which primarily include GoToMeeting, GoToWebinar and GoToTraining; and

•	Workflow Cloud products, which primarily include GoToMyPC, GoToAssist and ShareFile.

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2015	September 30, 2015
	2015	2014	2015	2014	vs. September 30, 2014	vs. September 30, 2014
	(In thousands)
Product and licenses	$206,252	$193,153	$594,507	$632,369	$13,099	$(37,862)
Software as a service	190,757	165,253	537,705	483,164	25,504	54,541
License updates and maintenance	379,585	358,266	1,128,043	1,049,065	21,319	78,978
Professional services	36,676	42,322	110,576	126,775	(5,646)	(16,199)
Total net revenues	$813,270	$758,994	$2,370,831	$2,291,373	$54,276	$79,458
Product and Licenses
The increase in Product and licenses revenue for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily due to higher sales of our Delivery Networking products of $20.4 million, primarily NetScaler, partially offset by an overall decrease in our Workspace Services products of $6.3 million. The decrease in Product and licenses revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily due to lower overall sales of our Workspace Services products of $22.3 million and our Delivery Networking products of $13.4 million, primarily ByteMobile Smart Capacity and CloudBridge. These Product and licenses revenue results were primarily due to the impact from the implementation of our 2015 Restructuring Program, organizational and leadership evolution and changes to our field and channel strategies as discussed in the Executive Summary Overview above. We currently target Product and licenses revenue to decrease when comparing the fourth quarter of 2015 to the fourth quarter of 2014.
Software as a Service
Software as a service revenue increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to increased sales of our Communications Cloud products of $17.8 million, led by GoToMeeting, and increased sales of our Workflow Cloud products of $7.2 million, led by ShareFile. Software as a service revenue increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to increased sales of our Communications Cloud products of $36.5 million, led by GoToMeeting, and increased sales of our Workflow Cloud products of $15.5 million, led by ShareFile. We currently target Software as a service revenue to increase when comparing the fourth quarter of 2015 to the fourth quarter of 2014.
License Updates and Maintenance
License updates and maintenance revenue increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to increased sales of software maintenance contracts across our Workspace Services products of $33.1 million, partially offset by a decrease in our new Subscription Advantage product of $15.0 million all resulting from the new software maintenance offerings implemented in 2015. License updates and maintenance revenue increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in hardware and software maintenance revenues of $93.3 million, primarily driven by increased sales of maintenance revenues across our Workspace Services and Delivery Networking products, partially offset by a decrease in our Subscription Advantage product of $19.4 million. We currently target License updates and maintenance revenue to increase when comparing the fourth quarter of 2015 to the fourth quarter of 2014.
Professional Services
The decrease in Professional services revenue when comparing the three months ended September 30, 2015 to the three months ended September 30, 2014 was primarily due to decreased implementation services related to our Workspace Services products consistent with the decrease in Workspace Services in product and licenses noted above. The decrease in Professional services revenue when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014 was primarily due to decreased product training and certification and implementation services related to our Workspace Services products consistent with the decrease in Workspace Services in product and licenses noted above. We currently target Professional services revenue to decrease when comparing the fourth quarter of 2015 to the fourth quarter of 2014.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage product as well as maintenance contracts for our software and hardware products. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. Deferred revenues decreased approximately $47.9 million as of September 30, 2015 compared to December 31, 2014 primarily due to a decrease in sales of our Subscription Advantage products of $226.7 million and technical support of $30.9 million, partially offset by an increase in software maintenance offerings of $201.0 million resulting from the new software maintenance offerings implemented in 2015. We currently anticipate that deferred revenues will remain consistent in the fourth quarter of 2015.
International Revenues
International revenues (sales outside the United States) accounted for approximately 42.4% of our net revenues for the three months ended September 30, 2015 and 44.7% of our net revenues for the three months ended September 30, 2014. International revenues (sales outside the United States) accounted for approximately 43.0% of our net revenues for the nine months ended September 30, 2015 and 44.5% of our net revenues for the nine months ended September 30, 2014. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.
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
An analysis of our reportable segment net revenue is presented below (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2015	September 30, 2015
	2015	2014	2015	2014	vs. September 30, 2014	vs. September 30, 2014
Enterprise and Service Provider	$622,513	$593,741	$1,833,126	$1,808,209	4.8%	1.4%
Mobility Apps	190,757	165,253	537,705	483,164	15.4%	11.3%
Net revenues	$813,270	$758,994	$2,370,831	$2,291,373	7.2%	3.5%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.
Cost of Net Revenues

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2015	September 30, 2015
	2015	2014	2015	2014	vs. September 30, 2014	vs. September 30, 2014
	(In thousands)
Cost of product and license revenues	$34,859	$24,045	$83,833	$88,144	$10,814	$(4,311)
Cost of services and maintenance revenues	91,295	87,981	270,218	254,763	3,314	15,455
Amortization of product related intangible assets	20,100	23,959	57,560	102,660	(3,859)	(45,100)
Total cost of net revenues	$146,254	$135,985	$411,611	$445,567	$10,269	$(33,956)
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
Cost of product and license revenues increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to increased sales of our Delivery Networking products, many of which contain hardware components that have a higher cost than our other software products. Cost of product and license revenues decreased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to lower sales of our Delivery Networking products, many of which contain hardware components that have a higher cost than our other software products. We currently target a decrease in Cost of product and license revenues when comparing the fourth quarter of 2015 to the fourth quarter of 2014 consistent with the targeted decrease in Product and licenses revenue.
Cost of services and maintenance revenues increased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to an increase in sales of our Communications and Workflow Cloud products of $7.6 million, partially offset by a decrease in implementation services of $4.9 million related to sales of our Workspace Services products. Cost of services and maintenance revenues increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in sales of our Communications and Workflow Cloud products of $21.1 million and support and maintenance costs related to our Workspace Services and Delivery Networking products of $3.9 million, partially offset by a decrease in implementation services and product training and certification costs of $9.8 million related to our Workspace Services products. We currently target Cost of services and maintenance revenues to increase when comparing the fourth quarter of 2015 to the fourth quarter of 2014, consistent with the targeted increases in Software as a service revenue and License updates and maintenance revenue as discussed above.
Amortization of product related intangible assets decreased for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 primarily as a result of certain intangible assets becoming fully amortized and from the impairments of certain acquired intangible assets in 2014.

Gross Margin
Gross margin as a percentage of revenue was 82.0% for the three months ended September 30, 2015 and 82.1% for the three months ended September 30, 2014. The decrease in gross margin when comparing the three months ended September 30, 2015 to September 30, 2014 was not significant. Gross margin as a percentage of revenue was 82.6% for the nine months ended September 30, 2015 and 80.6% for the nine months ended September 30, 2014. The increase in gross margin as a percentage of revenue for the nine months ended September 30, 2015 compared to September 30, 2014 is a result of certain intangible assets becoming fully amortized and from the impairments of certain acquired intangible assets in 2014. When comparing the fourth quarter of 2015 to the fourth quarter of 2014, we expect gross margin to increase, and when comparing the full year 2015 to the full year 2014, we expect gross margin to increase primarily due to 2014 including impairment charges recorded in relation to certain product related intangible assets.
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
Research and Development Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2015	September 30, 2015
	2015	2014	2015	2014	vs. September 30, 2014	vs. September 30, 2014
	(In thousands)
Research and development	$139,128	$137,877	$423,972	$411,870	$1,251	$12,102
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to compensation of $7.1 million primarily related to a net increase in headcount driven by our acquisition activity and continued investments in product development and design research, partially offset by a decrease in stock-based compensation of $4.9 million resulting from restructuring initiatives.
Research and development expenses increased during nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to an increase in compensation and employee-related costs of $21.3 million primarily related to a net increase in headcount driven by our acquisition activity and continued investments in product development and design research, partially offset by a decrease in stock-based compensation of $10.6 million resulting from restructuring initiatives.
Sales, Marketing and Services Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2015	September 30, 2015
	2015	2014	2015	2014	vs. September 30, 2014	vs. September 30, 2014
	(In thousands)
Sales, marketing and services	$293,587	$318,252	$896,250	$956,287	$(24,665)	$(60,037)
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

Sales, marketing and services expenses decreased during the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 primarily due to a decrease in compensation and other employee-related costs as a result of restructuring initiatives.
General and Administrative Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2015	September 30, 2015
	2015	2014	2015	2014	vs. September 30, 2014	vs. September 30, 2014
	(In thousands)
General and administrative	$79,799	$95,203	$241,697	$242,606	$(15,404)	$(909)
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses decreased for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the three months ended September 30, 2014 including a charge related to a patent lawsuit of $20.7 million, partially offset by an increase in certain facility and depreciation costs of $3.8 million and an increase in professional services of $3.1 million in connection with the operational and strategic review of the business as discussed in the Executive Summary above.
General and administrative expenses decreased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the nine months ended September 30, 2014 including a charge related to a patent lawsuit of $20.7 million and a decrease in stock based compensation of $5.6 million as a result of restructuring initiatives, partially offset by an increase in professional services of $14.5 million in connection with the operational and strategic review of the business as discussed in the Executive Summary above and an increase in certain facility and depreciation costs of $11.1 million.
Amortization and Impairment of Other Intangible Assets

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2015	September 30, 2015
	2015	2014	2015	2014	vs. September 30, 2014	vs. September 30, 2014
	(In thousands)
Amortization and Impairment of Other Intangible Assets	$76,938	$9,956	$97,371	$32,855	$66,982	$64,516
Amortization and impairment of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions and impairment charges.
The increase in Amortization and impairment of other intangible assets when comparing the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014 was primarily due to impairments of certain intangible assets in the three months ended September 30, 2015 within the Enterprise and Service Provider segment related to ByteMobile.
Restructuring Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2015	September 30, 2015
	2015	2014	2015	2014	vs. September 30, 2014	vs. September 30, 2014
	(In thousands)
Restructuring	$13,766	$3,124	$62,251	$17,285	$10,642	$44,966
On January 28, 2015, we announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, we eliminated approximately 700 full-time positions in the first half of 2015. During the three and nine months ended September 30, 2015, we incurred $14.0 million and $60.5 million, respectively, primarily related to employee severance arrangements and the consolidation of leased facilities. It is anticipated that the aggregate total pre-tax restructuring charges will be in the range of $66.0 million to $70.0 million. Included in these pre-tax charges are approximately $49.0 million to $51.0 million related to employee severance arrangements and approximately $17.0 million to $19.0 million related to the consolidation of leased facilities during fiscal year 2015. The majority of the activities related to the 2015 Restructuring Program are anticipated to be completed by the end of 2015.
Additionally, in March 2014, we implemented the 2014 Restructuring Program, which included the reduction of our headcount by approximately 325 full-time positions since inception. The pre-tax charges we incurred were primarily related to severance and other costs directly related to the reduction of our workforce. The activities under the 2014 Restructuring Program were substantially completed as of the three months ended March 31, 2015. For more information, see “—Executive Summary— Overview” and Note 17 to our condensed consolidated financial statements.
2015 Operating Expense Outlook
When comparing the fourth quarter of 2015 to the fourth quarter of 2014, we are targeting an overall decrease in Operating expenses with an expected decrease in Sales, marketing and services offset by expected increases in General and administrative and Research and Development as we continue to simplify focus and portfolio, and rebalance our investments. We also expect to incur additional charges in the fourth quarter of 2015 related to the 2015 Restructuring Program and costs related to the activities for exploring strategic alternatives related to our ByteMobile business and our GoTo family of products.
Interest Expense

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2015	September 30, 2015
	2015	2014	2015	2014	vs. September 30, 2014	vs. September 30, 2014
	(In thousands)
Interest expense	$11,075	$10,551	$33,196	$17,601	$524	$15,595
Interest expense consists primarily of interest on our convertible senior notes and credit facility. The increase was primarily due to interest expense associated with the issuance of our convertible senior notes we entered into in April 2014 and amounts that were outstanding under our credit facility during the nine months ended September 30, 2015.
Other Expense, Net

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2015	September 30, 2015
	2015	2014	2015	2014	vs. September 30, 2014	vs. September 30, 2014
	(In thousands)
Other expense, net	$(2,369)	$(2,235)	$(13,480)	$(6,002)	$(134)	$(7,478)
Other expense, net is primarily comprised of gains (losses) from remeasurement of foreign currency transaction, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other expense, net during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is primarily driven by a net loss on remeasurement and settlements of foreign currency transactions.
The change in Other expense, net during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is primarily driven by an increase in losses on the remeasurement and settlements of foreign currency transactions of $10.4 million and gains recognized on cost method investments of $4.3 million during the nine months ended September 30, 2014, partially offset by an impairment charge of $5.2 million recognized on cost method investments during the nine months ended September 30, 2014.
Income Taxes
As of September 30, 2015, our net unrecognized tax benefits totaled approximately $48.3 million as compared to $66.9 million as of December 31, 2014. All amounts included in the balance at September 30, 2015 for tax positions would affect the annual effective tax rate if recognized. We have $0.5 million accrued for the payment of interest and penalties as of September 30, 2015.
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
At September 30, 2015, we had approximately $152.0 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. During the quarter ended September 30, 2015, we did not record a change in our valuation allowance.
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. We maintain certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from its foreign subsidiaries. Our effective tax rate was approximately (4.8)% and 1.4% for the three months ended September 30, 2015 and 2014, and 5.8% and 6.9% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2015 to the three months ended September 30, 2014 was due to a change in the mix of income between our U.S. and foreign operations driven by impairment charges of certain domestic intangible assets from the acquisition of ByteMobile recorded in the third quarter of 2015. The decrease in the effective tax rate when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014 was due to the impact of settling the IRS examination for the tax years 2011 and 2012 that closed during the three months ended June 30, 2015 and the impact of the intangible asset impairment recorded in the three months ended September 30, 2015. We currently are targeting our effective tax rate to increase when comparing the fourth quarter of 2015 to the fourth quarter of 2014.
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
Liquidity and Capital Resources
During the nine months ended September 30, 2015, we generated operating cash flows of $752.8 million. These operating cash flows related primarily to net income of $188.1 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $268.9 million and stock-based compensation expense of $103.7 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $174.8 million, net of effect of our acquisitions. Our investing activities used $119.7 million of cash consisting primarily of cash paid for acquisitions of $251.0 million, cash paid for the purchase of property and equipment of $119.6 million, partially offset by net proceeds from investments of $261.6 million. Our financing activities used cash of $356.4 million primarily due to cash paid for stock repurchases of $398.1 million and cash paid for tax withholding on vested stock awards of $32.4 million, partially offset by the issuance of common stock under our employee stock-based compensation plans of $79.3 million.
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
Credit Facility
On January 7, 2015, we entered into a credit agreement, or Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time (collectively, the "Lenders"). The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years, of which we have drawn and repaid $95.0 million during the nine months ended September 30, 2015. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement.
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
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2015. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions and for general corporate purposes.

Cash, Cash Equivalents and Investments

	September 30, 2015	December 31, 2014	2015 Compared to 2014
	(In thousands)
Cash, cash equivalents and investments	$1,865,062	$1,862,519	$2,543
The increase in Cash, cash equivalents and investments when comparing September 30, 2015 to December 31, 2014, is primarily due to cash provided by our operating activities of $752.8 million and proceeds from the issuance of common stock under our employee stock-based compensation plans of $79.3 million, partially offset by cash paid for stock repurchases of $398.1 million, cash paid for acquisitions, net of cash acquired, of $251.0 million, purchases of property and equipment of $119.6 million and cash paid for tax withholding on vested stock awards of $32.4 million. As of September 30, 2015, $1.52 billion of the $1.87 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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

Corporate Securities
(In thousands)
Balance at December 31, 2014	$6,073
Purchases of Level 3 securities	1,475
Proceeds received on Level 3 securities	(101)
Transfers out of Level 3	(447)
Total net realized losses included in earnings	(838)
Balance at September 30, 2015	$6,162

Transfers out of Level 3 relate to certain of our investments in convertible debt securities of early-stage entities that were reclassified from available-for-sale investments to cost method investments upon conversion to equity ownership. These amounts are included in Other assets in our accompanying consolidated balance sheets. Realized losses included in earnings for the period are reported in Other expense, net in the accompanying consolidated statements of income.

Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the nine months ended September 30, 2015, certain cost method investments with a combined carrying value of $3.0 million were determined to be impaired and written down to zero. The impairment charge is included in Other expense, net in the accompanying condensed consolidated financial statements. In determining the fair value of cost method investments, we considered many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, we measure the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. These non-recurring fair value measurements are categorized as Level 3 significant unobservable inputs. See Note 8 to our condensed consolidated financial statements for detailed information related to Goodwill and Other Intangible Assets.
Accounts Receivable, Net

	September 30, 2015	December 31, 2014	2015 Compared to 2014
	(In thousands)
Accounts receivable	$474,232	$680,377	$(206,145)
Allowance for returns	(1,131)	(2,185)	1,054
Allowance for doubtful accounts	(5,286)	(3,791)	(1,495)
Accounts receivable, net	$467,815	$674,401	$(206,586)
The decrease in Accounts receivable, net, when comparing September 30, 2015 to December 31, 2014 was primarily due to increased collections during the nine months ended September 30, 2015 on higher sales in the fourth quarter of 2014. The activity in our Allowance for returns was comprised primarily of $3.5 million in credits issued for returns during the nine month period ended September 30, 2015, partially offset by $2.5 million of provisions for returns recorded during the nine month period ended September 30, 2015. The activity in our Allowance for doubtful accounts was comprised primarily of $3.2 million in additional provisions for doubtful accounts during the nine month period ended September 30, 2015 partially offset by $1.7 million of uncollectible accounts written off, net of recoveries during the nine month period ended September 30, 2015. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $5.9 billion, of which $500.0 million was approved in September 2015. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At September 30, 2015, approximately $336.8 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended September 30, 2015, we expended approximately $279.5 million on open market purchases under the stock repurchase program, repurchasing 3,895,283 shares of outstanding common stock at an average price of $71.75. During the nine months ended September 30, 2015, we expended approximately $451.6 million on open market purchases under the stock repurchase program, repurchasing 6,588,783 shares of outstanding common stock at an average price of $68.54. Of the amount expended, $53.6 million had not yet settled as of September 30, 2015 and therefore was excluded from the amount reflected in Stock repurchases, net in the statement of cash flows as it is considered a non-cash item.
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
Shares for Tax Withholding
During the three months ended September 30, 2015, we withheld 55,963 shares from stock units that vested, totaling $4.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2015, we withheld 501,785 shares from stock units that vested, totaling $32.4 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended September 30, 2014, we withheld 75,797 shares from stock units that vested, totaling $4.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the nine months ended September 30, 2014, we withheld 470,567 shares from stock units that vested, totaling $27.8 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended September 30, 2015 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2015, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In April 2014, John Calma, ostensibly on behalf of Citrix, filed a shareholder derivative complaint against certain of our directors (and Citrix as a nominal defendant) in the Court of Chancery of the State of Delaware. The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment related to stock awards that the directors received under our director compensation program. The complaint seeks among other things the recovery of monetary damages and other relief for damages allegedly caused to Citrix. We believe that our directors and Citrix have meritorious defenses to these allegations and that it is not reasonably possible that the ultimate outcome of this suit will materially and adversely affect our business, financial condition, results of operations or cash flows.
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
Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. On July 28, 2015, we announced that Mark B. Templeton, our then President and Chief Executive Officer, informed our Board of his plans to retire. On October 21, 2015, Mr. Templeton retired and our Board appointed Robert M. Calderoni, our Executive Chairman of the Board, as Interim Chief Executive Officer and President. Our CEO search process, which is being led by a search committee of the Board, to identify a candidate for a permanent Chief Executive Officer and President continues, and we continue to work with an executive search firm to assist with the process of identifying and evaluating candidates. There are no assurances concerning the timing or outcome of our search for a new Chief Executive Officer. Our ability to execute our business strategies and attract and retain key executives may be adversely affected by the uncertainty associated with the transition to a successor Chief Executive Officer.

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
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $5.9 billion, of which $500.0 million was approved in September 2015. The objective of the stock repurchase program is to improve stockholders’ returns. As of September 30, 2015, approximately $336.8 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended September 30, 2015:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
July 1, 2015 through July 31, 2015	58,463	$74.83	22,300	$114,579,324
August 1, 2015 through August 31, 2015	480,899	73.89	480,700	79,060,206
September 1, 2015 through September 30, 2015	3,411,884	71.40	3,392,283	336,772,881
Total	3,951,246		3,895,283	336,772,881

(1)
Represents shares acquired in open market purchases and 55,963 shares withheld from stock units that vested in the third quarter of 2015 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We expended approximately $279.5 million during the quarter ended September 30, 2015 for repurchases of our common stock. For more information see Note 15 to our condensed consolidated financial statements.

(2)
Shares withheld from stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of stock units do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that David J. Henshall, our Executive Vice President, Chief Operating Officer and Chief Financial Officer, Klaus Oestermann, our Senior Vice President and General Manager, Delivery Networks, Mark B. Templeton, our former President, Chief Executive Officer and Director, and Christopher Hylen, our Senior Vice President and General Manager, Mobility Apps, each entered into a new trading plan in the third quarter of 2015 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Citrix Systems, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed July 31, 2015)

10.1*	Form of Incentive Agreement by and between the Citrix Systems, Inc. and each of David R. Friedman, David J. Henshall, Christopher Hylen, Klaus Oestermann, T. Geir Ramleth and Carlos Sartorius

10.2
Cooperation Agreement, by and among Citrix Systems, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated July 28, 2015 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 28, 2015)

10.3	First Amendment to Credit Agreement, dated as of August 7, 2015, by and among Citrix Systems, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent

10.4*	Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert Calderoni granted August 1, 2015 (Time Based Awards)

10.5*	Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert Calderoni granted August 1, 2015 (Performance Based Awards)

10.6*	Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert Calderoni granted August 1, 2015 (Performance Based Awards)

10.7*
Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for each of David J. Henshall, Christopher Hylen, Klaus Oestermann, Carlos Sartorius and T. Geir Ramleth (Performance Based Awards)

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of November 2015.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Citrix Systems, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed July 31, 2015)

10.1*	Form of Incentive Agreement by and between the Citrix Systems, Inc. and each of David R. Friedman, David J. Henshall, Christopher Hylen, Klaus Oestermann, T. Geir Ramleth and Carlos Sartorius

10.2
Cooperation Agreement, by and among Citrix Systems, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated July 28, 2015 (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 28, 2015)

10.3	First Amendment to Credit Agreement, dated as of August 7, 2015, by and among Citrix Systems, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent

10.4*	Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert Calderoni granted August 1, 2015 (Time Based Awards)

10.5*	Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert Calderoni granted August 1, 2015 (Performance Based Awards)

10.6*	Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert Calderoni granted August 1, 2015 (Performance Based Awards)

10.7*
Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for each of David J. Henshall, Christopher Hylen, Klaus Oestermann, Carlos Sartorius and T. Geir Ramleth (Performance Based Awards)

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