Form 10-K
period 2015-12-31
CITRIX SYSTEMS INC
filed 2016-02-18
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $10,767,687,991. As of February 12, 2016 there were 153,979,766 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITRIX SYSTEMS, INC.

PART I
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such actual results to differ materially from those set forth in these forward-looking statements are included in Part I, Item 1A “Risk Factors” beginning on page 13.
ITEM 1. BUSINESS
General
Citrix develops and sells products and services that enable the secure and reliable delivery of applications and data over public, private or hybrid clouds or networks, to virtually any type of device.
We market and license our products directly to customers, over the Web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, original equipment manufacturers, or OEMs and service providers.
Citrix is a Delaware corporation founded on April 17, 1989.
Business Overview
For 27 years, Citrix has innovated and delivered products consistent with a vision of a workplace where people can securely and easily collaborate across boundaries of time, place and device, creating better business outcomes, improving productivity, and making businesses far more agile and responsive to change - both in information technology change as well as business change.
Proposed Spin-off Transaction
On November 17, 2015, we announced a plan to spinoff our "GoTo" family of products into a separate, publicly traded company. The proposed separation, which is intended to be a tax-free spinoff to our stockholders, is expected to be completed in the second half of 2016. Upon completion of the separation, Chris Hylen, who currently serves as Senior Vice President and General Manager of our Mobility Apps business unit, will serve as Chief Executive Officer of the new company.
The company established as a result of the spinoff will be made up of the following Mobility Apps products and services: GoToAssist, GoToMeeting, GoToMyPC, GoToTraining, GoToWebinar, Grasshopper and OpenVoice. Immediately following the separation, Citrix shareholders will own shares in two publicly traded companies. The new spinoff company will more effectively allocate resources in line with its own market opportunity, unique growth priorities and go-to-market capabilities, as well as adapt more quickly to SaaS market and customer dynamics; and, Citrix post-spinoff, will focus on its strategic solutions for secure and reliable delivery of applications and data.
The spinoff will be subject to customary closing conditions and final approval by our Board of Directors. Please see the information in "Item 1A: Risk Factors" under the heading "Risk Factors Related to the Planned Separation," which describes some of the risks and uncertainties associated with the proposed separation.
Products and Services
Our products and services target customers of all sizes, from individuals and professional consumers, to large global enterprises. Two business units, Enterprise and Service Provider and Mobility Apps, administer the research and development, product marketing, and product management for our offerings. Our Enterprise and Service Provider business unit is comprised of Workspace Services and Delivery Networking products. Our Mobility Apps business unit is comprised of Communications Cloud and Workflow Cloud products. Broadly, as an organizing principle, we group our offerings in the following main categories within our two business units:
Workspace Services
Windows App Delivery
Our Windows App Delivery products are built to transform and reduce the cost of traditional Windows app and desktop management by virtualizing applications and desktops in the datacenter and delivering a cloud-like service to users anywhere on any device. We differentiate from basic virtualization solutions with robust security and flexibility to enable IT to deliver Windows apps and desktops for better business outcomes.

•
XenDesktop is a fully integrated desktop virtualization system that gives customers the flexibility to deliver desktops and applications as cloud services - enabling people to work better and simplifying desktop and app management. XenDesktop includes HDX technologies to give users a high-definition experience - even when using multimedia, real-time collaboration, USB devices, and 3D graphics content - while consuming less bandwidth than competing solutions. XenDesktop breaks down traditional cost barriers by reducing server and storage costs through the use of pooled desktops that can be personalized on-demand. XenDesktop is available in multiple editions designed for different requirements, from simple VDI-only deployments to sophisticated, enterprise-class desktop and application delivery services that can meet the needs of everything from basic call center environments to high-powered graphics workstations. In XenDesktop Enterprise and Platinum editions, customers also receive the industry-leading Citrix XenApp to manage and mobilize Windows applications.

•
XenApp is a widely deployed solution that allows Windows applications to be delivered as cloud services to Android and iOS mobile devices, Macs, PCs and thin clients. XenApp enables people to work better by running applications in the security of the data center and using HDX technologies to deliver a superior user experience to any device, anywhere. XenApp can optimize the application experience for smartphones, tablets and touchscreen laptops, providing intuitive touch capabilities for the latest generation of devices. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing applications on every PC. XenApp runs on all current versions of Microsoft Windows Server and tightly integrates with the Microsoft Desktop Optimization Pack, Microsoft App-V, and Microsoft System Center. Our joint solution lowers the cost of delivering and maintaining Windows applications for all users in the enterprise. The capabilities of XenApp are available standalone as well as seamlessly integrated within with XenDesktop Enterprise and Platinum Editions.

Mobile App Delivery
Our Enterprise Mobility Management, or EMM products help organizations secure and manage mobile devices along with the apps and data that reside on the mobile device. XenMobile allows IT to easily meet mobile device security and compliance requirements for BYO and corporate liable devices while giving users the freedom to experience work and life their way. Unlike other mobile device management, or MDM and mobile application management, or MAM products, XenMobile provides the quickest path to productivity for mobile users with a low cost of ownership for IT:

•
XenMobile Enterprise is a comprehensive solution to manage mobile devices, apps, and data. Users have single-click access to all of their mobile, SaaS and Windows apps from a unified corporate app store, including seamlessly integrated email, browser, data sharing, IT support and collaboration apps. IT can deliver a rich user experience with WorxMail for secure mobile email, calendar and contact access, WorxWeb for secure browsing and ShareFile for enterprise data syncing. IT gains control over mobile devices with full configuration, security, provisioning and support capabilities. Flexible deployment options give IT the choice to manage XenMobile in the cloud or on-premise. In addition, XenMobile securely delivers Worx Mobile Apps, mobile apps built for businesses using the Worx App Software Development Kit, or SDK and found through the Worx App Gallery. With XenMobile, IT can meet their compliance and control needs while users get the freedom to experience work and life their way.

Citrix Workspace Suite
We offer customers the opportunity to acquire our mobility, desktop and app products through a single integrated product offering - the Citrix Workspace Suite. Citrix Workspace Suite is a complete, integrated business mobility solution for helping people and business become more productive with an on-demand mobile workspace.

•
Citrix Workspace Suite delivers the user experience for any app or desktop using a universal client - Citrix Receiver - available on all tablets, smartphones, PCs, Macs or thin clients, IT can securely deliver content over low bandwidth high latency WANs, highly variable 3G/4G mobile networks or a reliable corporate LAN to ensure native experience. Citrix Workspace Suite offers enterprise grade security to ensure data and applications are always secure and compliant. Workers can access and sync all of their data from any device and securely share it with colleagues and customers. Organizations can minimize loss of intellectual property and sensitive private information through data encryption, password authentication, secure lock and wipe on the device or through centralization of applications and desktops which keeps all content in the datacenter. Citrix Workspace Suite provides a single, flexible solution that can streamline application and desktop deployment and lifecycle management to reduce IT costs. By centrally managing and delivering on-demand standard images, IT can improve the success rate of application and desktop image updates and provide role-based management, configuration, security and support for corporate and employee-owned devices.

Delivery Networking
Our Delivery Networking products allow organizations to deliver cloud services to any device with high performance, security and reliability.

•
NetScaler is an all-in-one application delivery controller designed to make applications run up to five times faster by application accelerator methods such as hypertext transfer protocol, or HTTP compression and caching, ensuring application availability through the advanced L4-7 load balancer and content switching methods; increase application security with an integrated application firewall; ensure client security with integrated SSL VPN gateway; and substantially lower costs by offloading servers to enable server consolidation.

Mobility Apps
Communications Cloud and Workflow Cloud products allow organizations to enable mobile workstyles and offer employees the ability to move seamlessly across a diverse mix of devices and collaborate and share information.
Communications Cloud

•
GoToMeeting is an easy-to-use, secure and cost-effective product for online meetings, sales demonstrations and collaborative gatherings. GoToMeeting users can easily host, or participate in online meetings from a Mac, PC, iPad, iPhone, Windows 8 tablet, Windows Phone or Android device. GoToMeeting comes equipped with integrated conference dial-in numbers, Voice over Internet Protocol, or VoIP and HDFaces high-definition video conferencing. It features an advanced, secure communication architecture that uses industry-standard secure sockets layer, or SSL, encryption.

•
GoToWebinar is an easy-to-use, do-it-yourself webinar product, allowing organizations to increase market reach and effectively present online to geographically dispersed audiences. GoToWebinar users can easily host, attend or participate in a webinar session from a Mac, PC or mobile device without significant training or IT support; attendees can join from a Mac, PC, iPad, iPhone or Android device. GoToWebinar includes such features as full-service registration with real-time reports; customized branding; automated email templates; polling and survey capabilities; a webinar dashboard for monitoring attendance and participation; easy presenter controls for changing presenters; high-definition webcam sharing for up to 6 organizers and panelists and VoIP and toll-based phone options.

•
GoToTraining is an easy-to-use and secure online training product that enables individuals and enterprises to provide interactive training sessions to customers and employees in any location. GoToTraining users can easily create curriculums for their students from a Mac or PC without significant training or IT support; attendees can join from a Mac, PC, iPad, iPhone or Android device. GoToTraining includes such features as full-service registration with real-time reports; materials; automated email templates; polling and survey capabilities as well as testing; and high-definition webcam sharing for up to 6 participants and VoIP and toll-based phone options.

•
OpenVoice is a reservation-less audio conferencing service, providing robust web-based account tools that allows user provisioning and audio meeting controls for users to manage small and large audio conferences without operator assistance. OpenVoice Integrates seamlessly with all Communications Cloud products, adding a toll-free number to online sessions.

•
Grasshopper is a provider of cloud-based telephony solutions for small businesses that allows organizations to establish professional voice presence (e.g., interactive voice response (IVR), routing, voicemail) without costly hardware investments. Additionally, Grasshopper enables employees to use their personal devices to make and receive calls from their business line via a mobile app.

Workflow Cloud

•
ShareFile is a secure, cloud-based file sharing and storage solution built for business. ShareFile enables business professionals to manage and share data securely and easily and solves the mobility and collaboration needs of users. It replaces insecure and inconsistent methods of transferring large and confidential files including email attachment, FTP and consumer cloud storage services. ShareFile protects client data throughout the storage and transfer process, using up to 256-bit encryption and SSL or Transport Layer Security, or TLS encryption protocols for transfer and 256-bit encryption for files at rest on ShareFile servers. Password protection and granular access to folders and files stored with ShareFile ensure that data remains in control of the company. With ShareFile Enterprise, organizations can manage their data on premises in customer managed StorageZones, choose Citrix managed secure cloud options or create a mix of both to meet the needs for data sovereignty, compliance, performance and costs. In addition, ShareFile supports e-signature and approval workflows.

•
GoToMyPC is an online service that enables mobile workstyles by providing secure, remote access to a PC or Mac from virtually any Internet-connected computer, as well as from supported iOS or Android mobile devices, such as the iPad, iPhone, Kindle Fire, and Samsung Galaxy. GoToMyPC sets up easily with a secure encrypted connection and enables individuals to remotely use any resources hosted on their desktop just as though they were sitting in front of it.

•
GoToAssist provides easy-to-use cloud-based IT support solutions to deliver maximum uptime for people and their computers, mobile devices and apps. GoToAssist's integrated toolset is built specifically for IT managers, consultants and managed service providers.

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

•
Software Maintenance combines 24x7x365 unlimited worldwide support with product version upgrades when available. The first year of Software Maintenance is required with certain corresponding product purchases. Effective February 16, 2015, we introduced Software Maintenance across all Citrix software products and discontinued our existing Premier Support offering.

Professional Services
We provide a portfolio of professional services to our business partners and customers to manage the quality of implementation, operation and support of our solutions. These services are available for additional fees paid on an annual or transactional basis.

•
Citrix Consulting helps guide the successful implementation of Citrix technologies and solutions through the use of proven methodologies, tools and leading practices. Citrix Consulting focuses on strategic engagements with enterprise customers who have complex, mission-critical, or large-scale Citrix deployments. These engagements are typically fee-based engagements for the most challenging projects in scope and complexity, requiring consultants who are uniquely qualified with project methodology and Citrix product expertise. Citrix Consulting is also responsible for the development of best practice knowledge that is disseminated to businesses with which we have a business relationship and end-users through training and written documentation. Leveraging these best practices enables our integration resellers to provide more complex systems, reach new buyers within existing customer organizations and provide more sophisticated system proposals to prospective customers. Citrix Consulting has worked with Fortune Global 500 companies, technology providers, and government organizations to deliver solutions that achieve their unique technical and business objectives.

•
Product Training & Certification helps enable our customers and partners to be successful with Citrix and achieve their business objectives faster. Authorized Citrix training is available when and how it is needed. Traditional or virtual instructor-led training offerings feature Citrix Certified Instructors delivering training in a classroom or remote setting at one of our Citrix Authorized Learning Centers, or CALCs, worldwide. CALCs are staffed with instructors that have been certified by us and teach their students using Citrix-developed courseware. Self-Paced Online offerings, available to students 24 hours a day, seven days a week, provide technically robust course content without an instructor and include hands-on practice via virtual labs. Certifications validate key skills and are available for administrators, engineers, architects and sales professionals.

Technology
Our products are based on a full range of industry-standard open source technologies. In addition, certain of our products are also based on our proprietary technologies.

•
Citrix HDX Technologies is a family of innovations that optimize the end-to-end user experience in virtual desktop and virtual application environments. These technologies incorporate our ICA protocol, which consists of server- and client-side technology that allows graphical user interfaces to be transmitted securely over any network, and include optimizations for multimedia, unified communications, high-end graphics and mobile networks which work together to provide a high-definition user experience across a wide array of applications, devices and networks.

•
Citrix SmartAccess technologies provide granular, policy-based control over access and features that enable the best balance of security, compliance and end-user experience. These capabilities can dynamically enforce higher levels of security based on the device, network or user accessing the applications.

•
NetScaler Software Packet Engine, or the Packet Engine, forms the foundation of our NetScaler line of products. The Packet Engine allows high-performance networking and packet processing without the need for special purpose hardware.

•
NetScalernCore Technology is an architecture which enables execution of multiple Packet Engines in parallel. nCore technology allows the distribution of packet flows across multiple central processing unit cores to achieve efficient, high-performance parallel processing across multiple Packet Engines. The architecture incorporates innovations in flow distribution and state sharing and provides for efficient execution across Packet Engines.

•
XenMobile is our foundational technology that delivers a holistic mobile computing platform for enterprises. Its main components include MDM, MAM and a set of mobile applications including secure email, corporate app store, web browsing, data sharing, secure note taking and document editing on a host of mobile platforms including iOS, Android and Windows mobile.

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

•
HDFaces in GoToMeeting, GoToWebinar and GoToTraining delivers high-definition video conferencing and one-to-many video streaming over the public Internet. It includes proprietary network transport protocols and transcoding software that optimize video quality for each endpoint device.

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

•	Network Architects who are responsible for delivering Web-based applications who have primary responsibility for the WAN infrastructure for all applications.

•	Server Operations Managers who are responsible for specifying datacenter systems and managing daily operations.

•	Individuals and prosumers, who are responsible for choosing personal solutions and helping small businesses select simple-to-use computing solutions.

•	Small business owners who are responsible for choosing the systems needed to support their business goals, such as SaaS.

•	Line of business and functional executives that determine the need for our mobility apps offerings at certain enterprises.

•	Chief technology officer and engineering department (managers, architects, etc.) for telecommunications service providers are the primary buyers of our ByteMobile Smart Capacity solutions.

•	Chief information officer and engineering departments within service providers, using Citrix products to deliver desktops and applications as hosted cloud services.
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
Technology Relationships
We have a number of technology relationships in place to accelerate the development of existing and future products and go-to-market. These relationships include cross-licensing, OEM, resell, joint reference architectures, and other arrangements that result in better solutions for our customers.
Microsoft
For over 25 years, Citrix and Microsoft have maintained a very strategic partnership spanning product development, go-to-market initiatives and partner development, with the goal of helping customers to enable secure delivery of applications and data on any device, wherever they go. We continue to invest and make progress on moving from an on-premises centric approach to a hybrid and cloud model. This next-generation model encompasses not just the Microsoft platform but extends to enable customers to leverage other platforms to deliver the best experiences through Microsoft and Citrix technologies.
Google
Together, Google and Citrix offer today’s enterprise a new approach to end user computing. Google and Citrix empower organizations to provide secure, scalable, app-centric, mobile workspace solutions that deliver an exceptional user experience. Our technology and marketing collaboration across app virtualization and mobility builds on a natural alignment to enable people to both work better and live better. The two companies continue working to optimize Citrix Receiver for Chrome to enable organizations to easily provision, centrally manage and deliver enterprise apps and data with high security over any network on any Chrome-based device. Our mobility technology and marketing collaboration ensures that XenMobile offers complete enterprise mobility management support for Android in the enterprise. Citrix is a founding partner for the Google Android for Work industry program.  Our partnership has grown quickly and will continue to expand as we introduce new joint solutions for Citrix products to leverage Google Cloud Platform.
Intel
Citrix and Intel have a long tradition of collaborating on various technologies, including client and server virtualization, remote 3D graphics visualization, cloud security, networking and mobility to enable enterprises to deliver a seamless, scalable and secure mobile workspace experience to anyone working from anywhere on any device. The two companies have recently built a go-to-market partnership to deliver cost effective and enterprise ready rich, virtual apps and desktops hosted on either a cloud or on-premise in the datacenter to any Intel architecture-based end point device including Windows, Mac, Chrome and Linux operating systems. In addition, both companies are increasing joint market programs to drive enterprise adoption of Application Delivery Controllers and SD-WAN on our Intel Xeon processor-based NetScaler SDX and MDX product families.
Additional Relationships
Our partners continue to expand their focus on the broad range of Citrix products. Some examples include Hewlett Packard Enterprise, Dell, IBM and Fujitsu which have multiple offerings in the market with our workspace services solutions and delivery networking products. We also have strongly established relationships with SAP, Samsung, Nutanix, and NVIDIA that complement the benefits provided by Citrix products. Amazon continues to market Citrix NetScaler, Citrix CloudBridge, and Citrix XenMobile in its Amazon Web Services (AWS) Marketplace, and we collaborate to help customers to run XenApp and XenDesktop on the AWS platform.
Through our Citrix Ready program, more than 27,000 products have been verified to work with Citrix technologies. The program is trusted by customers, providing them choice and confidence when identifying Citrix verified partner products critical to their solution deployment. In addition, numerous partners proactively incorporate Citrix products and technologies such as Receiver, XenDesktop, XenApp, NetScaler, and HDX (ICA) technologies into their customer offerings. Our HDX and Receiver technologies are often included with or offered for thin clients, industry-standard servers and mobile devices, such as

Apple's iPhone and iPad, Windows Mobile and Google Android devices. Licensees include Dell, Samsung, Fujitsu and Hewlett-Packard Enterprise, among others.
Research and Development
We focus our research and development efforts on developing new products and core technologies in our core markets and to further enhancing the functionality, reliability, performance and flexibility of existing products. We solicit extensive feedback concerning product development from customers, both directly from and indirectly through our channel distributors.
We believe that our software development teams and core technologies represent a significant competitive advantage for us. Included in each of the business unit software development teams are individuals focused on research activities that include prototyping ways to integrate emerging technologies and standards into our product offerings, such as emerging Web services technologies, management standards and Microsoft's newest technologies. Many groups within the software development teams have expertise in Extensible Markup Language, or XML, based software development, integration of acquired technology, multi-tier Web-based application development and deployment, SSL secure access, hypervisor technologies, cloud technologies, networking technologies, VoIP-based audio technology, Web-based video technology and building SaaS. We incurred research and development expenses of approximately $564.0 million in 2015, $553.8 million in 2014 and $516.3 million in 2013.
Sales, Marketing and Services
We market and license our products and services through multiple channels worldwide, including selling through resellers and direct over the Web. Our partner community comprises thousands of value-added resellers known as Citrix Solution Advisors, VADs, cloud service providers, SIs, Independent Software Vendors, or ISVs and OEMs. Distribution channels are managed by our worldwide sales and services organization. Partners receive training and certification opportunities to support our portfolio of products, solutions and services. In addition, our Mobility Apps business unit provides our collaboration and data sharing offerings through direct corporate sales, our partner community, and direct through our web sites.
We reward our partners that provide sales expertise, services delivery, customer education, technical implementation and support of the Citrix portfolio of products through our Citrix Advisor Rewards program. We continue to focus on increasing the productivity of our existing partners, and building capacity through targeted recruitment, introducing programs to increase partner mindshare, limit channel conflict and increase partner loyalty to us.
As Citrix continues to lead with cloud services, we have been cultivating a global base of partners within the Citrix Service Provider program. These partners, consisting of managed service providers, IT hosting companies and Telcos, license Citrix desktop, application, networking and enterprise mobility management products on a monthly subscription basis. With these technologies partners then create various vertically differentiated offers of their own, consisting of cloud-hosted applications and cloud-hosted desktops, which they then resell both to SMBs and to enterprise IT. Besides supplying technology, Citrix is actively engaged in assisting these partners develop their hosted businesses by supplying business and marketing assistance.
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

In fiscal year 2015, there was no individual customer that accounted for over 10% of our total net revenues. In fiscal years 2014 and 2013, one distributor, Ingram Micro, accounted for 13% and 14%, respectively, of our total net revenues. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions. Each agreement is negotiated separately and is independent of any other contract (such as a master distribution agreement), one of which was individually responsible for over 10% of our total net revenues in fiscal years 2014 and 2013.
We are not obligated to accept product returns from our distributors under any conditions, unless the product item is defective in manufacture. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for information regarding our revenue recognition policy.
International revenues (sales outside the United States) accounted for approximately 43.1% of our net revenues for the year ended December 31, 2015, 45.2% of our net revenues for the year ended December 31, 2014 and 45.4% of our net revenues for the year ended December 31, 2013. For detailed information on our international revenues, please refer to Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015.
Segment Revenue
Our revenues are derived from our Enterprise and Service Provider products, which primarily include Workspace Services solutions, Delivery Networking products and related license updates and maintenance, support and professional services and from our Mobility Apps business unit's Communications Cloud and Workflow Cloud products. The Enterprise and Service Provider and the Mobility Apps business units constitute our two reportable segments. As part of our continued transformation, effective January 1, 2016, we reorganized a part of our business by creating a new Cloud Services business unit that will include our ShareFile product line. The ShareFile product line is currently included within our Workflow Cloud products under the Mobility Apps segment. We are currently evaluating our segment reporting for 2016 as a result of these changes. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015.
Operations
For our Delivery Networking products, which include NetScaler, we use independent contractors to provide a redundant source of manufacture and assembly capabilities. Independent contractors provide us with the flexibility needed to meet our product quality and delivery requirements. We have manufacturing relationships that we enter into in the ordinary course of business, primarily with Flextronics and IBM (primarily for ByteMobile Smart Capacity) under which we have subcontracted the majority of our hardware manufacturing activity, generally on a purchase order basis. These third-party contract manufacturers also provide final test, warehousing and shipping services. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. Our contract manufacturers manufacture our products based on forecasted demand for our products. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. We are dual-sourced on our components, however, in some instances, those sources may be located in the same geographic area. Accordingly, if a natural disaster occurred in one of those areas, we may need to seek additional sources. Products are then shipped to our distributors, VARs or end-users. If the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for products ordered to meet our forecast or customer orders. In 2015, we did not experience any material difficulties or significant delays in the manufacture and assembly of our products.
We control all purchasing, inventory, scheduling, order processing and accounting functions related to our operations. For our software products, production, warehousing and shipping are performed by our independent contractors Hewlett Packard Enterprise, Ireland and Digital River. Master software, development of user manuals, packaging designs, initial product quality control and testing are primarily performed at our facilities. In some cases, independent contractors also duplicate master software, print documentation and package and assemble products to our specifications.
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
We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations' fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to compensation plan accelerators that are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. We expect this trend to continue through the first quarter of 2016. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues.
Competition
We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. As the markets for our products and services continue to develop, additional companies, including those with significant market presence in the computer appliances, software and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See “Technology Relationships” and Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2015.
Workspace Services
Our Windows App Delivery products are based on an alternative technology platform the success of which will depend on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting desktop and application virtualization solutions. We differentiate from basic virtualization solutions with robust security and flexibility to enable IT to deliver Windows apps and desktops for better business outcomes. Our primary competition in this market is the existing IT desktop management practice of manually configuring physical desktops, which is time-consuming, expensive and subject to inconsistency. We also face numerous competitors that provide automation of these processes and alternative approaches, including VMware's Horizon View product and the emergence of virtual applications and desktop delivery from public and private cloud services. We believe XenApp, XenDesktop and Citrix Workspace Suite give Citrix a competitive advantage by providing customers multiple ways to virtualize and deliver desktops and/or apps with one, integrated virtualization system and delivering a higher performance user experience, more robust security and the flexibility for people to use any device and IT to use any cloud infrastructure - public or private.
Our Enterprise Mobility Management product line, XenMobile, competes with AirWatch by VMware, MobileIron, Good Technology by BlackBerry and other smaller competitors. We believe we differentiate ourselves from these competitors by providing the most complete solution on the market, with MDM, MAM and superior core mobile productivity applications, including secure mobile email, calendar, browser, notes and more. Our apps feature unique workflow integrations designed to make people work better, a significant advantage over competitors that do not focus on the end user experience and either have basic applications or rely on third parties for their mobile apps and can drive similar integrations.
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
Delivery Networking
Our NetScaler products compete against other established competitors, including, F5 Networks, Inc., or F5, and to a lesser extent, Radware and A10 Networks. The companies compete with us for traditional enterprise sales opportunities, while F5 is our principal competitor in the Internet-centric market segment. We continue to enhance NetScaler's feature capability and aggressively market NetScaler to our existing customer base as well as expanding into telco and cloud provider markets. NetScaler’s integration with XenApp and XenDesktop provides a major competitive advantage with customers who are already using these products.
Mobility Apps
Our products for collaboration continue to maintain leadership positions in extremely competitive markets, particularly among SMBs. We differentiate our SaaS offerings by designing simple, secure, reliable and cost-efficient products that deliver a superior customer experience. Our competitors range from large, established technology firms to small, Internet-based startups.

Our Communications Cloud products compete primarily with Adobe Connect, Cisco WebEx, TeamViewer, Microsoft Lync and Skype, BlueJeans and Zoom, and conferencing call solutions from AT&T, BT, Intercall, PGi, RingCentral, Verizon and Vonage. In addition, we compete with freemium products such as LogMeIn's Join.me and Google's Google + Hangouts. Our GoToMeeting, GoToWebinar and GoToTraining products have proven to be competitive based on ease-of-use and our All You Can Meet pricing model, combined with built-in VoIP and toll-based PSTN audio services. We further differentiate our collaboration products by integrating OpenVoice toll-free seamlessly with built-in VoIP and toll audio services and having purpose-built solutions for marketing and training use cases. We believe these features give us a competitive advantage among individual, prosumer and SMB customers.
We have been a market leader with our GoToMyPC product for many years. Our competition includes LogMeIn, free solutions such as Microsoft's Live Mesh and those from many others, including internet startups. In addition, our Windows App Delivery products and new remote access features in desktop operating systems like Microsoft Windows and Macintosh OSX provide alternatives to GoToMyPC. We endeavor to differentiate our products by continuing our focus on security, ease-of-use and support for multiple desktop operating systems focused on individual, prosumer and SMB customers.
Our GoToAssist product has achieved success in Web-based clientless remote support. This product includes a version purpose-built for individual users, consultants and small businesses, positioning Citrix as the only provider of remote support solutions for all customer segments. In remote support, we compete with Cisco's WebEx, LogMeIn, TeamViewer, Bomgar and Zendesk.
In the data sharing segment, our ShareFile product's direct competition includes Dropbox, Box, Syncplicity, BlackBerry's Watchdox, Accellion, Microsoft and HighTail (formerly YouSendIt), as well as legacy solutions such as traditional file transfer protocol, or FTP. Many of these competitors have strong brand recognition through consumer and free versions of their products. However, we believe our ShareFile product offers a superior solution for businesses as it is built specifically for the needs of business. Further, we believe that Citrix's strong reputation in certain vertical segments, along with ShareFile's integration with other Citrix products, such as Receiver and XenMobile, and our unique ability to store data on-premise or in the Cloud, will be key differentiators.
Proprietary Technology
Our success is dependent upon certain proprietary technologies and core intellectual property. We have been awarded numerous domestic and foreign patents and have numerous pending patent applications in the United States and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have established proprietary trademark rights in markets across the globe, and own trademark registrations and pending registration applications in the United States and other countries, including Citrix, GoToAssist, GoToMeeting, GoToWebinar, NetScaler, ShareFile, Xen, XenApp, XenDesktop, XenServer and XenMobile. While our competitive position could be affected by our ability to protect our proprietary information, we believe that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our technology relationships, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, enhance and market software products could be more significant in maintaining our competitive position. See Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2015.
Available Information
Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2015.
Employees
As of December 31, 2015, we had approximately 9,500 employees. In November 2015, we announced a strategic restructuring program which included steps to reduce our headcount by approximately 700 full-time positions over its term, which extends into 2016. We believe our relations with employees are good. In certain countries outside the United States, our relations with employees are governed by labor regulations that provide for specific terms of employment between our company and our employees.

ITEM 1A. RISK FACTORS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2015, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2015, that are not historical facts, including, but not limited to, statements concerning new products, product development and offerings of products and services market positioning, distribution and sales channels, our partners and other strategic or technology relationships, financial information and results of operations for future periods, product and price competition, strategy, operational and growth initiatives, seasonal factors, natural disasters, stock-based compensation, licensing and subscription renewal programs, international operations and expansion, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, acquisitions, stock repurchases, our debt, changes in accounting rules or guidance, changes in domestic and foreign economic conditions and credit markets, delays or reductions in technology purchases, liquidity, litigation matters, intellectual property matters, and the proposed spinoff of our GoTo family of products, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition could vary materially from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2015, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY

A significant portion of our revenues has historically come from our Windows App Delivery products, and decreases in sales for certain of these products could adversely affect our results of operations and financial condition.
A significant portion of our revenues has historically come from our Windows App Delivery products. We continue to anticipate that sales of our Windows App Delivery products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future, and if the proposed spinoff of our GoTo family of products is completed, our business will be further dependent upon sales of these products. Recently, product license sales for certain of our Windows App Delivery products have declined year-over-year. Further declines and variability in sales of certain of our Windows App Delivery products could occur as a result of:

•	new competitive product releases and updates to existing products;

•	industry trend to focus on the secure delivery of applications, especially on mobile devices;

•	introduction of new or alternative technologies, products or service offerings by third parties;

•	termination or reduction of our product offerings and enhancements;

•	potential market saturation;

•	failure to enter new markets;

•	price and product competition resulting from rapid and frequent technological changes and customer needs;

•	general economic conditions;

•	complexities and cost in implementation;

•	failure to deliver satisfactory technical support;

•	dissatisfied customers; or

•	lack of commercial success of our technology relationships.
 In addition, we recently have experienced increased competition in the Windows App Delivery business from directly competing products, alternative products and products on new platforms. For example, in 2014 VMWare introduced Horizon Suite, which competes with our XenApp product offerings. Further, there continues to be an increase in the number of alternatives to Windows operating system powered desktops, in particular mobile devices such as smartphones and tablet computers. Users may increasingly turn to these devices to perform functions that would have been traditionally performed on desktops and laptops, which in turn may reduce the market for our Windows App Delivery products. If sales of our Windows App Delivery products decline as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected. In addition, modifications to certain of our Windows App Delivery products may cause variability in our Windows App Delivery revenue, and make it difficult to predict our revenue growth and trends, as our customers adjust their purchasing decisions in response to such events.

Our business could be adversely impacted by conditions affecting the information technology market.
The demand for our products and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers, and general economic conditions. Moreover, the purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. U.S economic forecasts for the information technology, or IT, sector are uncertain and continue to highlight an industry in transition from legacy platforms to mobile, cloud, big data and social solutions. If our current and prospective customers cut costs, they may significantly reduce their information technology expenditures. Additionally, if our current and prospective customers shift their IT spending more rapidly towards newer technologies and solutions as mobile, cloud, big data and social platforms evolve, the demand for our products and services most aligned with legacy platforms (such as our desktop virtualization products) could decrease. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition.
We face intense competition, which could result in customer loss, fewer customer orders and reduced revenues and margins.
We sell our products and services in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. We compete based on our ability to offer to our customers the most current and desired product and services features. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may be less costly, more heavily discounted or, especially with respect to our Mobility Apps products, free, provide better performance or include additional features when compared to our products. Additionally, there is a risk that our products may become outdated or that our market share may erode. Further, the announcement of the release, and the actual release, of new products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings. Existing or new products and services that provide alternatives to our products and services could materially impact our ability to compete in these markets. As the markets for our products and services, especially those products in early stages of development, continue to develop, additional companies, including companies with significant market presence in the computer hardware, software, cloud, networking, mobile, collaboration, data sharing and related industries, could enter, or increase their footprint in, the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.
We expect to continue to face additional competition as new participants enter our markets and as our current competitors seek to increase market share. Further, we may see new and increased competition in different geographic regions. The generally low barriers to entry in certain of our businesses increase the potential for challenges from new industry competitors, whether small and medium sized businesses or larger, more established companies. Smaller companies new to our market may have more flexibility to develop on more agile platforms and have greater ability to adapt their strategies and cost structures, which may give them a competitive advantage with our current or prospective customers. We may also experience increased competition from new types of products as the options for workspace services, delivery networking and mobility apps increase. Further, as our industry evolves and if our company grows, companies with which we have strategic alliances may become competitors in other product areas, or our current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase the competitive pressures we face.
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

Effective succession planning is also important to our long-term success. We recently have experienced significant changes in our senior management team, including the appointment of Kirill Tatarinov as our new President and Chief Executive Officer in January 2016. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Further, changes in our management team may be disruptive to our business and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations.
Returning to growth may require us to develop new products and services, integrate acquired products and services and develop enhancements for our existing products and services; and if we are unable to successfully accomplish this, our business, results of operations and financial condition could be adversely affected.
The markets for our products and services are characterized by:

•	rapid technological change;

•	evolving industry standards;

•	fluctuations in customer demand;

•	changing and increasingly sophisticated customer needs; and

•	frequent new product and service introductions and enhancements.
U.S. economic forecasts for the IT sector are uncertain and continue to highlight an industry in transition from legacy platforms to mobile, cloud, big data and social solutions. Our ability to return to growth depends on our ability to adapt to this fluid market and continually enhance our current products and services, integrate acquired products and services, and develop and introduce new products and services that our customers choose to buy. The emerging markets for our next generation of products and services have yet to be defined. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. If we are unable to keep pace with technological developments of third parties, expectations of the emerging markets and customer demands by introducing new products, services and enhancements (especially with respect to cloud-based solutions), our business, results of operations and financial condition could be adversely affected. Our future success could be hindered by:

•	failure to identify new products and services;

•	delays in or lack of market acceptance of any new products and services or new releases of our current products and services;

•	our failure to support services in a timely manner;

•	our failure to identify and address significant product quality issues;

•	our inability to position and/or price our products and services to meet the market demand;

•	our failure to maintain relevance and brand loyalty in the evolving marketplace; and

•	the introduction of new products, services or technologies from third parties that could replace, make obsolete or shorten the life cycle of our existing product and service offerings.
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
As a globally operated company, we are subject to the risks arising from adverse changes in global economic and market conditions. Continued economic uncertainty across all geographic locations may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition. For example, if Russia, Brazil and China experience economic downturn, this could contribute to a decline in business and our customers’ spending. Additionally, in response to sustained economic uncertainty, many governmental organizations outside the U.S. that are current or prospective customers for our products and services continue to make significant spending cutbacks, which may continue to reduce the amount of government spending on IT and demand for our products and services from government organizations. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business.

Industry volatility may result in increased competition.
The industry has been volatile and there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving and volatile industry and as companies are acquired or are unable to continue operations. For example, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. Further, some companies are making plans or may be under pressure by stockholders to divest businesses and such divestitures may result in stronger competition. Additionally, as IT companies attempt to strengthen or maintain their market positions in the evolving workspace services, delivery networking and mobility apps markets, these companies continue to seek to deliver comprehensive IT solutions to end users and combine enterprise-level hardware and software solutions that may compete with our Workspace Services, Delivery Networking and Mobility Apps solutions. These consolidators or potential consolidators may have significantly greater financial, technical and other resources and brand loyalty than we do, and may be better positioned to acquire and offer complementary products and services. The companies resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.
Actual or perceived security vulnerabilities in our products and services or cyberattacks on our networks could have a material adverse impact on our business, results of operations and financial condition.
Use of our products and services may involve the transmission and/or storage of data, including in certain instances customers' business and personally identifiable information. Thus, maintaining the security of products, computer networks and data storage resources is important as security breaches could result in product or service vulnerabilities and loss of and/or unauthorized access to confidential information. We devote significant resources to addressing security vulnerabilities in our products and services through our efforts to engineer more secure products and services, enhance security and reliability features in our products and services, deploy security updates to address security vulnerabilities and seek to respond to known security incidents in sufficient time to minimize any potential adverse impact. Despite our efforts, from time to time, we experience attacks and other cyber-threats, none of which to our knowledge have resulted in data exfiltration. Generally speaking, unauthorized parties may attempt to misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that directly or indirectly, for example, through a vendor or other third-party, attack our products, services or networks, or otherwise exploit any security vulnerabilities of our products, services and networks. Because techniques used by these perpetrators to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security breaches.
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

•
in the event that we or one of our customers were the victim of a cyberattack or other security breach, additional costs associated with responding to such breach, such as investigative and remediation costs, and the costs of providing data owners or others with notice of the breach, legal fees, costs of any additional fraud detection activities required by such customers' credit card issuers, and costs incurred by credit card issuers associated with the compromise and additional monitoring of systems for further fraudulent activity.

Any of these actions could materially adversely impact our business and results of operations.

We may not achieve the expected benefits from our strategic and operational review and related initiatives.

Building upon our previous initiatives to increase our strategic focus and operational efficiency, our Board formed an Operations Committee in July 2015 to work with our management team on a comprehensive operational review, including, among other things, a review of our operating margins, profitability and capital structure. In November 2015, we announced the initial results of our operational review and a plan to focus on our strategic solutions for secure and reliable delivery of applications and data, which included, among other things:

•	the proposed spinoff of our GoTo family of products into a separate, publicly-traded company;

•
the rationalization of our product portfolio, including plans to increase our emphasis and resources on our core enterprise products, the end of investment in certain other products and programs, and further evaluation of our products, technologies, offerings and programs, with a focus on enterprise readiness, ability to drive customer value, and growth and profitability prospects; and

•
the realignment of our resources to focus on simplification of our enterprise go-to-market motion and roles while improving coverage, reflect changes in our product focus, and balance resources with demand across our marketing, general and administration areas.

We cannot assure you that such activities will result in the anticipated benefits to our business, results of operations and financial condition in a timely manner if at all. Further, we could experience unexpected delays, business disruptions resulting from supporting these initiates during and following completion of these activities, decreased productivity, and employee turnover as a result of such initiatives. The review by the Operations Committee remains on-going and may result in changes to or abandonment of certain initiatives, additional activities by our company focused on reducing costs, improving margins and increasing efficiency, and/or other organizational changes, including, but not limited to, the elimination of full-time and contractor positions. In addition, due to potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.
We recently implemented restructuring programs, which could have a material negative impact on our business.

On January 28, 2015, we announced the implementation of a restructuring program, or the 2015 Restructuring Plan, designed to increase our strategic focus and operational efficiency. The actions related to this program were completed by the end of 2015. As a result of this program, we eliminated approximately 700 full-time positions and incurred costs of approximately $68.9 million during the year ended December 31, 2015, primarily related to employee severance arrangements and the consolidation of leased facilities. On November 17, 2015, we announced the implementation of an additional restructuring program, or the 2015 Other Restructuring Program, that will focus on the simplification of our enterprise go-to-market motion and roles while improving coverage, reflect changes in our product focus, and balance resources with demand across our marketing, general and administration areas. As a result of this subsequent program, we will eliminate approximately an additional 700 full-time positions, of which 350 were communicated in 2015. It is anticipated that the aggregate total pre-tax restructuring charges for this subsequent program, which primarily relate to employee severance arrangements, will be in the range of $55.0 million to $60.0 million. We cannot guarantee that we will achieve or sustain the targeted benefits under these restructuring programs, or that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. Risks associated with these restructuring programs also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated results or otherwise harm our business.
Regulation of the Web and telecommunications, privacy and data security may adversely affect sales of our products and result in increased compliance costs.
As Web commerce and telecommunications continues to evolve, increasing regulation by federal, state or foreign agencies and industry groups becomes more likely. For example, we believe increased regulation is likely with respect to the solicitation, collection, processing or use of personal, financial and consumer information as regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, privacy and data security. In addition, the interpretation and application of consumer and data protection laws and industry standards in the United States, Europe and elsewhere are often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Also, any new regulation, or interpretation of existing regulation, imposing greater fees or taxes on Web-based services, such as Mobility Apps services and audio services, or restricting information exchange over the Web, could result in a decline in the use and adversely affect sales of our products and our results of operations.
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
The increasing user traffic and complexity of our Mobility Apps products, specifically those using Voice over Internet protocol and high-definition video conferencing features, and Delivery Networking products demands more computing power. We have spent and expect to continue to spend substantial amounts of time and cost to adequately resource our Mobility Apps products and Delivery Networking products and to maintain and upgrade our technology and network infrastructure to handle the increased traffic of our Mobility Apps products. Maintaining and expanding the capacity and geographic footprint of our infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary service outages and temporary or permanent loss of customer data, could diminish the perceived quality and reliability of our services, and result in liability claims by customers and other third parties, damage to our reputation and loss of current and potential customers, any of which could materially and adversely affect our financial condition and results of operations.
Certain of the offerings from our Enterprise and Service Provider business unit have sales cycles which are long and/or unpredictable which could cause significant variability and unpredictability in our revenue and operating results for any particular period.
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
Initially, many users of our Mobility Apps products utilize such products free of charge through free trials or freemium versions of the products or lower priced/limited functionality versions of the products. We seek to convert these free trial users to paying customers and, where appropriate, we encourage customers utilizing a lower priced/limited functionality versions of our product to upgrade to higher priced/full functionality versions. If our rate of conversion or upgrade suffers for any reason, our revenue may decline. We sell our Mobility Apps products pursuant to subscription agreements. Such customers may not renew their subscription after their subscription period expires. We may not be able to accurately predict future trends in customer cancellation, and our customers’ continuation rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our Mobility Apps products, the prices of such products, the prices of products offered by our competitors or reductions in our customers’ spending levels. If our customers fail to renew or cancel their subscriptions for our Mobility Apps products, our operating results and financial condition could be adversely impacted.
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
Our international presence subjects us to additional risks that could harm our business.
We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2015, we derived approximately 43.1% of our revenues from sales outside the United States. Potential growth and profitability could require us to further expand our international operations. To successfully maintain and expand international sales, we may need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. In addition, there is significant competition for entry into high growth markets where we may seek to expand, such as China, the Middle East and Eastern Europe. Our international operations are subject to a variety of risks, which could adversely affect the results of our international operations. These risks include:

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
We are in the process of diversifying our base of channel relationships by adding and training more channel partners with abilities to reach larger enterprise customers and additional mid-market customers and to sell our newer products and services. We are also in the process of building relationships with new types of channel partners, such as systems integrators and service providers. In addition to this diversification of our partner base, we will need to maintain a healthy mix of channel members who service smaller customers. We may need to add and remove distribution partners to maintain customer satisfaction and a steady adoption rate of our products, which could increase our operating expenses. Through our Citrix Partner Network and other programs, we are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our profits if such channels do not result in increased revenues.

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

Potential new product and technology initiatives subject us to additional business, legal and competitive risks.

While we intend to focus in the short-term on the rationalization of our product portfolio, it is likely that any future growth will depend on the success of new products and technology initiatives yet to be identified. These potential initiatives subject us to additional risks, which could adversely affect our business, results of operations and financial condition. These risks include:

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

•
our new initiatives may be hosted by third parties whom we do not control but whose failure to prevent service disruptions, or other failures or breaches may require us to compensate, indemnify or otherwise be liable to customers or third parties for business interruptions or damages that may occur; and

•
Our operating margins in our new initiatives may be lower than those we have achieved in our more mature products and services markets, and our new initiatives may not generate sufficient revenue to recoup our investments in them.

A significant portion of our cash and cash equivalents are held overseas. If we are not able to generate sufficient cash domestically in order to fund our U.S. operations, stock repurchases and strategic opportunities, and to service our debt, we may incur a significant tax liability in order to repatriate the overseas cash balances, or we may need to raise additional capital in the future.
As of December 31, 2015, $1.61 billion of our cash, cash equivalents and investments were held in foreign countries. These amounts are not freely available for dividend repatriation to the U.S. without triggering significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign sources of liquidity and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures, repurchase outstanding stock or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted. For further information, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
RISKS RELATED TO THE PROPOSED SPINOFF OF OUR GOTO FAMILY OF PRODUCTS

The proposed spinoff of our GoTo family of products is subject to various risks and uncertainties, and there is no assurance that the spinoff will be completed on the terms or timeline contemplated, if at all.

On November 17, 2015, we announced plans to spin off our GoTo family of products into a separate, publicly-traded company following a review of strategic alternatives for those products. As of the date of this report, we expect the spinoff to be completed during the second half of 2016. This process is time-consuming and involves significant costs and expenses and presents additional risks during the pendency of the separation and following its completion, including:

•	diversion of management’s and our employees’ attention from other business concerns;

•	disruption of our business;

•	loss of customers and other business opportunities;

•	challenges in attracting, retaining and motivating key employees;

•	continued expenses as a result of any ongoing obligations to provide transition services to the new spinoff company; and

•	difficulties associated with the separation of operations, services, products and personnel.

We may not be successful in managing these or any other significant risks that we encounter in working towards completion of the spinoff and following its completion, which could have a material adverse effect on our business, results of operations and financial condition.

Moreover, unanticipated developments could delay or prevent the completion of the spinoff, or cause the proposed separation to occur on terms and conditions that are different or less favorable than expected, including disruptions in the financial markets or possible problems or delays in obtaining various approvals. In addition, completion of the proposed spinoff will require final approval of our Board of Directors. Therefore, we cannot assure you that we will be able to complete the spinoff on the terms or on the timeline that we announced, if at all.

We may not achieve some or all of the expected benefits of the spinoff, and the spinoff could harm our business, financial condition and results of operations.

We may not be able to achieve some or all of the anticipated strategic, financial, operational, marketing or other benefits expected to result from the spinoff, or such benefits may be delayed. As independent, publicly-traded companies, Citrix and the new spinoff company will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, which could materially adversely affect their respective businesses, results of operations and financial condition. Separating the businesses may also eliminate or reduce certain synergies that existed prior to the spinoff, which could harm each business.

There can be no assurance that the combined value of the common stock of the two publicly-traded companies following completion of the proposed spinoff will be equal to or greater than what the market value of Citrix common stock would have been had the proposed spinoff not occurred, and may be higher or lower than the market value of Citrix common stock immediately prior to the spinoff. The combined value of the common stock of the two companies could be lower than anticipated for a variety of reasons, including, among others, the inability of the new spinoff company to operate and compete effectively as an independent company. Further, shares of our common stock will represent an investment in a smaller company with its business concentrated in the delivery of apps and data. These changes may not meet some shareholders’ investment strategies, which could cause investors to sell their shares of our common stock. Excessive selling could cause the relative market price of our common stock to decrease following the consummation of the proposed spin-off.

If the spinoff, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Citrix and its stockholders could be subject to significant tax liabilities.

We intend to obtain an opinion of outside counsel regarding the qualification of the distribution, together with certain related transactions, as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code. The opinion will be based on and rely on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Citrix and the new spinoff company, including those relating to the past and future conduct of Citrix and the new spinoff company. If any of these facts, assumptions, representations, statements or undertakings are, or become, inaccurate or incomplete, or if Citrix or the new spinoff company breach any of their respective covenants in the separation documents, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized. Notwithstanding the opinion of counsel, the IRS could determine on audit that the distribution, together with certain related transactions, is taxable for U.S. federal income tax purposes if it determines that any of these facts, assumptions, representations, statements or undertakings are incorrect or have been violated or if it disagrees with the conclusions in the opinion of counsel. An opinion of counsel is not binding on the IRS or any court and there can be no assurance that the IRS will not challenge the conclusions reached in the opinion. The IRS will not provide a ruling in advance of the separation that the proposed transaction will be tax-free. If the distribution, together with certain related transactions, is ultimately determined to be taxable, Citrix and its stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.
RISKS RELATED TO ACQUISITIONS, STRATEGIC RELATIONSHIPS AND DIVESTITURES
Acquisitions and divestitures present many risks, and we may not realize the financial and strategic goals we anticipate.
In recent years, we have addressed the development of new products and services and enhancements to existing products and services through acquisitions of other companies, product lines and/or technologies. However, acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that any of our acquisitions or future acquisitions will be successful in helping us reach our financial and strategic goals. The risks we commonly encounter in undertaking, managing and integrating acquisitions are:

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

Our failure to successfully integrate acquired companies due to these or other factors could have a material adverse effect on our business, results of operations and financial condition.
Any future divestitures we make may also involve risks and uncertainties. Any such divestitures could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a divestiture, we may enter into transition services agreements or other strategic relationships, including long-term research and development arrangements, sales arrangements or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense. Further, if we do not realize the expected benefits or synergies of such transactions, our operating results and financial conditions could be adversely affected.
If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.
We have a significant amount of goodwill and other intangible assets, such as product related intangible assets, from our acquisitions. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product related technologies, trademarks, patents and other intangibles and we periodically evaluate them for impairment. We review goodwill for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value, at the reporting unit level, which for us also represents our operating segments. Significant judgments are required to estimate the fair value of our goodwill and intangible assets, including estimating future cash flows, determining appropriate discount rates, estimating the applicable tax rates, foreign exchange rates and interest rates, projecting the future industry trends and market conditions, and making other assumptions. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates, materially affect our results of operations. Changes in these estimates and assumptions, including changes in our reporting structure, could materially affect our determinations of fair value. In addition, due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. For example, in 2015, in connection with prior acquisitions, we recorded non-cash impairment charges of $123.0 million. Also, we may make divestitures of businesses in the future. If we determine that any of the intangible assets associated with our acquisitions is impaired or goodwill is impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a charge to current earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially and adversely affected.
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

•	the volume of patent infringement litigation commenced by non-practicing entities;

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

•	the unauthorized or improperly licensed use of third-party code in our products.
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
We have aggregate indebtedness of approximately $1.4 billion that we have incurred in connection with the issuance of our Convertible Notes and under our Credit Agreement, and we may incur additional indebtedness in the future. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our future indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Notes 12 and 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for information regarding our Convertible Notes and our Credit Facility.
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
Further, the Credit Agreement requires us to maintain certain leverage and interest ratios and contains various affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business or incur subsidiary indebtedness. If we fail to comply with these covenants or any other provision of the Credit Agreement, we may be in default under the Credit Agreement, and we cannot assure you that we will be able to obtain the necessary waivers or amendments of such default. Upon an event of default under our Credit Agreement, if not otherwise amended or waived, the affected lenders could accelerate the repayment of any outstanding principal and accrued interest on their outstanding loans and terminate their commitments to lend additional funds, which may have a material adverse effect on our liquidity and financial position and, further, we may not have sufficient funds to repay such indebtedness.
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
A change or modification in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective, including the potential impact of the adoption and implementation of the accounting standard update on revenue recognition issued in May 2014 by the Financial Accounting Standards Board. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could materially adversely affect our reported financial results or the way we conduct our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2015 fiscal year that remain unresolved.
ITEM 2. PROPERTIES
We lease and sublease office space in the Americas, which is comprised of the United States, Canada and Latin America, EMEA, which is comprised of Europe, the Middle East and Africa, and Asia-Pacific. The following table presents the location and square footage of our leased office space by reporting segment as of December 31, 2015:

	Enterprise and Service Provider	Mobility Apps
	(square footage)
Americas	708,599	380,261
EMEA	245,381	100,994
Asia-Pacific	787,533	—
Total	1,741,513	481,255
In addition, we own land and buildings in Fort Lauderdale, Florida with approximately 314,000 square feet of office space used for our corporate headquarters, approximately 40,000 square feet of office space in Goleta, California related to our Mobility Apps business unit, and 41,000 square feet of office space in EMEA related to our Enterprise and Service Provider business unit.
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

	High	Low
Year Ended December 31, 2015:
Fourth quarter	$84.17	$68.50
Third quarter	$78.42	$65.11
Second quarter	$73.12	$60.85
First quarter	$64.99	$56.47
Year Ended December 31, 2014:
Fourth quarter	$71.19	$59.39
Third quarter	$72.89	$61.83
Second quarter	$65.72	$53.86
First quarter	$63.20	$51.18
On February 12, 2016, the last reported sale price of our common stock on The NASDAQ Global Select Market was $64.31 per share. As of February 12, 2016, there were 586 holders of record of our common stock.
We currently intend to retain any earnings for use in our business, for investment in acquisitions and to repurchase shares of our common stock. We have not paid any cash dividends on our capital stock in the last two years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.3 billion, of which $500.0 million was approved in September 2015 and $400.0 million was approved in January 2016. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2015, approximately $32.7 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended December 31, 2015.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
October 1, 2015 through October 31, 2015	3,677,721	$73.64	3,637,409	$68,915
November 1, 2015 through November 30, 2015	551,718	$74.75	490,658	$32,695
December 1, 2015 through December 31, 2015	78,008	$76.72	—	$32,695
Total	4,307,447	$73.84	4,128,067	$32,695

(1)
Represents approximately 4.1 million shares acquired in open market purchases under the stock repurchase program and 179,380 shares withheld from stock units that vested in the fourth quarter of 2015 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We expended approximately $304.1 million during the quarter ended December 31, 2015 for repurchases of our common stock. For more information see Note 8 to our consolidated financial statements.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$3,275,594	$3,142,856	$2,918,434	$2,586,123	$2,206,392
Cost of net revenues(a)	614,364	620,219	502,795	404,137	293,599
Gross margin	2,661,230	2,522,637	2,415,639	2,181,986	1,912,793
Operating expenses	2,311,145	2,220,326	2,034,922	1,791,208	1,495,827
Income from operations	350,085	302,311	380,717	390,778	416,966
Interest income	11,675	9,421	8,194	10,152	13,819
Interest expense	44,153	28,332	128	312	62
Other (expense) income, net	(5,730)	(7,694)	(893)	9,611	(226)
Income before income taxes	311,877	275,706	387,890	410,229	430,497
Income tax (benefit) expense	(7,484)	23,983	48,367	57,682	74,867
Consolidated net income	319,361	251,723	339,523	352,547	355,630
Less: Net loss attributable to non-controlling interest	—	—	—	—	692
Net income attributable to Citrix Systems, Inc.	$319,361	$251,723	$339,523	$352,547	$356,322
Net income per share attributable to Citrix Systems, Inc. stockholders - diluted	$1.99	$1.47	$1.80	$1.86	$1.87
Weighted average shares outstanding - diluted	160,362	171,270	188,245	189,129	190,641

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$5,481,438	$5,512,007	$5,212,249	$4,796,402	$4,099,541
Total equity	1,973,446	2,173,645	3,319,807	3,121,777	2,730,490

(a)
Cost of net revenues includes amortization and impairment of product related intangible assets of $131.2 million, $146.4 million, $97.9 million, $80.0 million, and $54.7 million in 2015, 2014, 2013, 2012 and 2011, respectively.

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
Executive Summary
We develop and sell products and services that enable the secure and reliable delivery of applications and data over public, private or hybrid clouds or networks, to virtually any type of device. Our technologies mobilize desktops, apps, data, and people to help our customers drive value. We continue driving innovation in the datacenter with our unique technologies across both physical and software defined networking platforms while powering some of the world’s largest clouds and giving enterprises the capabilities to combine best-in-class application networking services on a single, consolidated footprint. Our work with Citrix Service Providers, or CSPs, and our cloud-based offerings in XenApp and XenMobile are how we’re meeting customer demand for subscription-based services for the delivery of apps - from Windows to web to mobile.
In January 2015, we announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, we eliminated approximately 700 full-time positions in the first half of 2015. During the year ended December 31, 2015, we incurred costs of $68.9 million, primarily related to employee severance arrangements and the consolidation of leased facilities. The majority of the activities related to the 2015 Restructuring Program were substantially completed by the end of 2015.
In the first quarter of 2015, we saw a greater than anticipated impact on our execution as a result of the implementation of our 2015 Restructuring Program, organizational and leadership evolution and changes to our field and channel strategies. We made progress during the second half of 2015 in absorbing and adjusting to these changes, which is reflected in our improved results from operations during the second half of 2015.
In July 2015, we announced that our Board formed an Operations Committee to work with our management team on a comprehensive operational review, including, among other things, a review of our operating margins, profitability and capital. In November 2015, we announced key conclusions and initial plans from our operational review, which included plans to increase emphasis and resources to core enterprise products for secure and reliable application and data delivery, including XenApp, XenDesktop, XenMobile, ShareFile and NetScaler. To achieve this focus, the company will end investment in certain other products and programs, in some cases moving technologies that are currently stand alone products to features of strategic products, in other cases providing an orderly end-of-life to non-core products.
Also announced in November 2015, was a plan to spinoff our GoTo family of products into a separate, publicly traded company. The company established as a result of the spinoff will be made up of the following products and services: GoToAssist, GoToMeeting, GoToMyPC, GoToTraining, GoToWebinar, Grasshopper and OpenVoice. The proposed separation, which is intended to be a tax-free spinoff to our stockholders, is expected to be completed in the second half of 2016. Upon completion of the separation, Chris Hylen, who currently serves as our Senior Vice President and General Manager of our Mobility Apps business unit, will serve as Chief Executive Officer of the new spinoff company. The proposed spinoff is subject to customary closing conditions and final approval by our Board of Directors.
We expect to incur significant costs in connection with our planned separation of our GoTo business. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation. Costs related to employees for retention or stock-based compensation are classified on a basis consistent with their regular compensation charges and included within Cost of net revenues, Research and development, Sales, marketing and services, or General and administrative expense in our consolidated statements of income as applicable. Costs other than those paid to employees are included within General and administrative expense in our consolidated statements of income. During 2015, we incurred approximately $6.4 million related to separation costs. We expect to incur additional separation costs in 2016 until we complete the separation of our GoTo business. We currently expect to record in the aggregate approximately $100.0 million to $110.0 million in separation costs, although that estimate is subject to a number of assumptions and uncertainties.

Further, we also announced the implementation of a restructuring program that will focus on simplification of our enterprise go-to-market motion and roles while improving coverage, reflect changes in our product focus, and balance resources with demand across our marketing, general and administration areas. The 2015 Other Restructuring Program calls for the elimination of approximately 700 full-time positions, of which 350 were communicated in 2015. During the year ended December 31, 2015, we incurred costs of $29.7 million primarily related to employee severance arrangements. We currently expect to record in the aggregate approximately $55.0 million to $60.0 million in pre-tax restructuring charges associated with this program. The majority of these charges are related to employee severance, outplacement, professional service fees, and facility closing costs. We currently anticipate completing the activities related to the 2015 Other Restructuring Program during the first half of fiscal year 2016.
In October 2015, we announced that Mark B. Templeton retired as our Chief Executive Officer and President and as a member of the Board of Directors, and that Robert M. Calderoni, our Executive Chairman, was appointed interim Chief Executive Officer and President. In January 2016, we announced that Kirill Tatarinov has been appointed President and Chief Executive Officer, effective January 25, 2016. Mr. Tatarinov also joined our Board of Directors as a director at that time. Mr. Calderoni, will continue his role as Executive Chairman on our Board of Directors, focused on driving execution of our strategic plan, including operational efficiency, capital structure and portfolio simplification.
Summary of Results
For the year ended December 31, 2015 compared to the year ended December 31, 2014, we delivered the following financial performance:

•	Product and license revenue decreased (2.7)% to $875.8 million;

•	Software as a service revenue increased 12.2% to $731.3 million;

•	License updates and maintenance revenue increased 7.4% to $1.5 billion;

•	Professional services revenue decreased (16.0)% to $147.5 million;

•	Gross margin as a percentage of revenue increased 0.9% to 81.2%;

•	Operating income increased 15.8% to $350.1 million; and

•	Diluted earnings per share increased 35.4% to $1.99.
The decrease in our Product and licenses revenue was primarily driven by lower sales of our Workspace Services solutions and certain Delivery Networking products, primarily ByteMobile Smart Capacity and CloudBridge, partially offset by an increase in sales of NetScaler. Our Software as a service revenues increased due to increased sales of our Communications Cloud products, led by GoToMeeting and Grasshopper, and our Workflow Cloud products, primarily ShareFile. The increase in License updates and maintenance revenue was primarily due to increased sales of maintenance revenues across our Workspace Services and Delivery Networking products, partially offset by a decrease in our Subscription Advantage product. The decrease in Professional services revenue was primarily due to decreased product training and certification and implementation services related to our Workspace Services products. We currently target total revenue to increase when comparing the first quarter of 2016 to the first quarter of 2015. In addition, when comparing the 2016 fiscal year to the 2015 fiscal year, we target total revenue to increase. The increase in 2015 in gross margin as a percentage of net revenue was not significant. The increase in operating income and diluted earnings per share when comparing the 2015 to 2014 was primarily due to an increase in revenues and gross margin. In addition, 2014 included a charge related to a patent lawsuit, partially offset by higher charges incurred related to our restructuring programs. When comparing the first quarter of 2016 to the fourth quarter of 2015, we are targeting operating margin as a percentage of revenue to increase due to the strategic initiatives discussed above. Also contributing to the increase in diluted earnings per share was a decrease in our effective tax rate and the impact of share repurchases during 2015, which reduced our weighted-average shares outstanding.

2015 Acquisitions
Sanbolic
On January 8, 2015, we acquired all of the issued and outstanding securities of Sanbolic, Inc., or Sanbolic. We expected the Sanbolic technology, combined with XenDesktop, XenApp, and XenMobile products, would enable us to develop a range of differentiated solutions that would have reduced the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of our Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.5 million, of which we expensed $0.3 million during the year ended December 31, 2015 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of our common stock, for which the vesting period began on the closing of the transaction. During the fourth quarter of 2015, management performed a comprehensive operational review which included an evaluation of all our products. In connection with this review, management determined that the Sanbolic technology was a non-core solution and that the related product offerings will no longer be developed. As a result, we impaired the intangible assets related to this acquisition. Refer to Note 2 for further information about intangible assets.
Grasshopper
On May 18, 2015, we acquired all of the membership interests of Grasshopper Group, LLC ("Grasshopper"), a leading provider of cloud-based phone solutions for small businesses. With the acquisition, we will expand our breadth of communication and collaboration solutions for small businesses, including GoToMeeting, GoToTraining, GoToWebinar, OpenVoice and ShareFile. Grasshopper became part of our Mobility Apps segment. Total cash consideration for this transaction was approximately $161.5 million, net of $3.6 million cash acquired. Transaction costs associated with the acquisition were $0.3 million, all of which we expensed during the year ended December 31, 2015 and which are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 105,765 shares of our common stock, for which the vesting period began on the closing of the transaction.
We have included the effects of all of the companies acquired in 2015 in our results of operations prospectively from the date of each acquisition.
Subsequent Event
On January 8, 2016, we acquired certain monitoring technology from a privately-held company for total cash consideration of $23.6 million. The acquisition provides a monitoring solution for Citrix's products as it relates to Microsoft Windows applications and desktop delivery. In connection with this transaction, we entered into a three-year contract for outsourced development for the maintenance and roadmap updates of the acquired monitoring technology.
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
Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.
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
Our Mobility Apps products are considered hosted service arrangements per the authoritative guidance; accordingly, fees related to online service agreements are recognized ratably over the contract term. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Generally, our Mobility Apps products are sold separately and not bundled with Enterprise and Service Provider products and services. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for further information on our revenue recognition.
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
After we have determined the fair value of our investments, for those that are in an unrealized loss position, we must then determine if the investment is other-than-temporarily impaired. We review our investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment and if different judgments are used the classification of the losses related to our investments could differ. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the carrying value of an available-for-sale investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than carrying value our intent to retain or sell the investment and whether it is more likely than not that we will not be required to sell the investment before the recovery of its amortized cost basis, which may not be until maturity. We also consider specific adverse conditions related to the financial health of and business outlook for the issuer, including industry and sector performance, rating agency actions and changes in credit default swap levels. For our cost method investments, our quarterly review of impairment indicators encompasses the analysis of specific criteria of the entity, such as cash position, financing needs, operational performance, management changes, competition and turnaround potential. If any of the above impairment indicators are present, we further evaluate whether an other-than-temporary impairment should be recorded. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. See Notes 4 and 5 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 and “Liquidity and Capital Resources” for more information on our investments and fair value measurements.
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
We monitor acquired intangible assets for impairment on a periodic basis by reviewing for indicators of impairment. If an indicator exists we compare the estimated net realizable value to the unamortized cost of the intangible asset. The recoverability of the intangible assets is primarily dependent upon our ability to commercialize products utilizing the acquired technologies, retain existing customers and customer contracts, and maintain brand awareness. The estimated net realizable value of the acquired intangible assets is based on the estimated undiscounted future cash flows derived from such intangible assets. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our products, customer retention rates and ability to secure and maintain our market position. Actual revenues and costs could vary significantly from these forecasted amounts. If these products are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology; or if we fail to retain acquired customers or successfully market acquired brands, we could determine that some or all of the remaining $283.4 million carrying value of our acquired intangible assets is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations. During the year ended December 31, 2015, we tested certain intangible assets for recoverability due to changes in facts and circumstances associated with the shift in strategic focus and reduced profitability expectations. As a result, we identified certain definite-lived intangible assets that were impaired within our Enterprise and Service Provider business unit, primarily customer relationships and product technologies from the acquisition of ByteMobile and Sanbolic, and recorded non-cash impairment charges of $123.0 million to write down the intangible assets to their estimated fair value of $26.8 million. Of the impairment charge, $67.1 million is included in Amortization and impairment of other intangible assets and $55.9 million is included in Amortization and impairment of product related intangible assets in the accompanying consolidated statements of income.
Goodwill
The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2015, we had $1.96 billion in goodwill related to our acquisitions. The goodwill related to the Sanbolic acquisition and the other 2015 acquisition is not deductible for tax purposes whereas the goodwill related to the Grasshopper acquisition is deductible for tax purposes. Our revenues are derived from sales of our Enterprise and Service Provider business unit's products, which include our Workspace Services solutions, Delivery Networking products and related license updates and maintenance and from sales of our Mobility Apps business unit’s Communications Cloud and Workflow Cloud products. The Enterprise and Service Provider and the Mobility Apps business units constitute our two reportable segments. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for additional information regarding our reportable segments. We evaluate goodwill between these segments, which represent our reporting units. As part of our continued transformation, effective January 1, 2016, we reorganized a part of our business by creating a new Cloud Services business unit that will include our ShareFile product line. The ShareFile product line is currently included within our Workflow Cloud products under the Mobility Apps segment. We are currently evaluating our segment reporting and goodwill reporting units for 2016 as a result of these changes.
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
In the fourth quarter of 2015, we performed a qualitative assessment to determine whether further quantitative impairment testing for goodwill and certain intangible assets is necessary, which we refer to this assessment as the Qualitative Screen. In performing the Qualitative Screen, we are required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If after performing the Qualitative Screen impairment indicators are present, we would perform a quantitative impairment test to estimate the fair value of goodwill and certain intangible assets. In doing so, we would estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the goodwill and certain intangible assets carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our results of operations. As a result of the Qualitative Screen, no further quantitative impairment test was deemed necessary. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2015 and 2014.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2015, we had approximately $211.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2015, we determined that a $16.7 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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
The following discussion relating to the individual financial statement captions, our overall financial performance, operations and financial position should be read in conjunction with the factors and events described in “— Overview” and Part 1 – Item 1A entitled “Risk Factors,” included in this Annual Report on Form 10-K for the year ended December 31, 2015, which could impact our future performance and financial position.
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

Results of Operations
The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from year-to-year (in thousands other than percentages):

	Year Ended December 31,			2015 Compared to 2014	2014 Compared to 2013
	2015	2014	2013
Revenues:
Product and licenses	$875,807	$899,736	$891,630	(2.7)%	0.9%
Software as a service	731,292	651,562	582,872	12.2	11.8
License updates and maintenance	1,521,007	1,416,017	1,305,053	7.4	8.5
Professional services	147,488	175,541	138,879	(16.0)	26.4
Total net revenues	3,275,594	3,142,856	2,918,434	4.2	7.7
Cost of net revenues:
Cost of product and license revenues	118,265	124,110	114,932	(4.7)	8.0
Cost of services and maintenance revenues	364,916	349,683	289,990	4.4	20.6
Amortization and impairment of product related intangible assets	131,183	146,426	97,873	(10.4)	49.6
Total cost of net revenues	614,364	620,219	502,795	(0.9)	23.4
Gross margin	2,661,230	2,522,637	2,415,639	5.5	4.4
Operating expenses:
Research and development	563,975	553,817	516,338	1.8	7.3
Sales, marketing and services	1,195,362	1,280,265	1,216,680	(6.6)	5.2
General and administrative	342,665	319,922	260,236	7.1	22.9
Amortization and impairment of other intangible assets	108,732	45,898	41,668	136.9	10.2
Restructuring	100,411	20,424	—	391.6	*
Total operating expenses	2,311,145	2,220,326	2,034,922	4.1	9.1
Income from operations	350,085	302,311	380,717	15.8	(20.6)
Interest income	11,675	9,421	8,194	23.9	15.0
Interest expense	44,153	28,332	128	55.8	*
Other expense, net	(5,730)	(7,694)	(893)	(25.5)	761.6
Income before income taxes	311,877	275,706	387,890	13.1	(28.9)
Income tax (benefit) expense	(7,484)	23,983	48,367	(131.2)	(50.4)
Net income	$319,361	$251,723	$339,523	26.9	(25.9)

*	not meaningful
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

•	Our maintenance fees, which include technical support and hardware and software maintenance, and which are recognized ratably over the contract term.
Professional services revenues are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.
Our SaaS revenues, which are recognized ratably over the contractual term, primarily consist of fees related to our Mobility Apps products including:

•	Communications Cloud products, which primarily include GoToMeeting, GoToWebinar, GoToTraining and Grasshopper; and

•	Workflow Cloud products, which primarily include GoToMyPC, GoToAssist and ShareFile.

	Year Ended December 31,			2015 Compared to 2014	2014 Compared to 2013
	2015	2014	2013
	(In thousands)
Revenues:
Product and licenses	$875,807	$899,736	$891,630	$(23,929)	$8,106
Software as a Service	731,292	651,562	582,872	79,730	68,690
License updates and maintenance	1,521,007	1,416,017	1,305,053	104,990	110,964
Professional Services	147,488	175,541	138,879	(28,053)	36,662
Total net revenues	$3,275,594	$3,142,856	$2,918,434	$132,738	$224,422
Product and licenses
Product and licenses revenue decreased during 2015 when compared to 2014 primarily due to lower overall sales of our Workspace Services solutions of $21.2 million. The overall change in our Delivery Networking products was not significant as decreases of $25.1 million, primarily from ByteMobile Smart Capacity and CloudBridge were offset by an increase in NetScaler of $25.1 million. The decreases in ByteMobile Smart Capacity and CloudBridge were a result of our product portfolio rationalization as discussed in the Executive Summary Overview above. These Product and licenses revenue results were primarily due to the impact from the implementation of our 2015 Restructuring Program, organizational and leadership evolution and changes to our field and channel strategies as discussed in the Executive Summary above. Product and licenses revenue increased during 2014 when compared to 2013 primarily due to increased sales of our Delivery Networking products of $48.2 million, led by NetScaler, partially offset by a decrease in sales of our Workspace Services solutions of $40.8 million, primarily XenDesktop and XenApp. We currently target Product and licenses revenue to decrease when comparing the first quarter of 2016 to the first quarter of 2015 as a result of our product portfolio rationalization as discussed in the Executive Summary above.
Software as a Service
Software as a service revenue increased during 2015 compared to 2014 primarily due to increased sales of our Communications Cloud products of $55.6 million, led by GoToMeeting and Grasshopper, and increased sales of our Workflow Cloud products of $20.7 million, led by ShareFile. Software as a Service revenue increased during 2014 when compared to 2013 primarily due to increased sales of our Communications Cloud products of $45.2 million, led by GoToMeeting, and due to increased sales of our Workflow Cloud products of $18.5 million, led by ShareFile. We currently target our Software as a Service revenue to increase when comparing the first quarter of 2016 to the first quarter of 2015.

License updates and maintenance
Effective February 16, 2015, we introduced Software Maintenance across all Citrix software products and discontinued our existing Premier Support offering. As a result, we have experienced declines in Subscription Advantage and Premier Support revenues, with a corresponding increase in sales of our software maintenance offerings as customers adopt the new solution.
License updates and maintenance revenue increased during 2015 compared to 2014 primarily due to an increase in hardware and software maintenance revenues of $155.5 million, primarily driven by increased sales of maintenance revenues across our Workspace Services and Delivery Networking products, partially offset by a decrease in our Subscription Advantage product of $44.0 million as a result of our new Software Maintenance offering discussed above. License updates and maintenance revenue increased during 2014 when compared to 2013 primarily due to an increase in maintenance revenues of $68.9 million, primarily driven by increased sales of maintenance and support contracts across all of our Enterprise and Service Provider business unit's products and an increase in renewals of our Subscription Advantage product of $42.0 million. We currently are targeting that License updates and maintenance revenue will increase when comparing the first quarter of 2016 to the first quarter of 2015.
Professional services
The decrease in Professional services revenue when comparing 2015 to 2014 was primarily due to decreased product training and certification and implementation services related to our Workspace Services products due to changes to our field and channel strategies as discussed in the Executive Summary above. Professional services revenue increased during 2014 when compared to 2013 primarily due to increases in product training and certification and consulting revenues related to increased implementation sales of our Workspace Services products. We currently target Professional services revenue to decrease when comparing the first quarter of 2016 to the first quarter of 2015 due to changes to our field and channel strategies as discussed in the Executive Summary above.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from our Subscription Advantage program as well as maintenance fees, which include software and hardware maintenance and technical support. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts.
Deferred revenues increased approximately $106.2 million as of December 31, 2015 compared to December 31, 2014 primarily due to a net increase in sales of our software maintenance offerings of $65.9 million and an increase in sales of our hardware maintenance offerings of $19.7 million. These changes were primarily related to our new Software Maintenance offering discussed in the license updates and maintenance revenue section above. We currently target deferred revenue to remain consistent in 2016.
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
International Revenues
International revenues (sales outside the United States) accounted for approximately 43.1% of our net revenues for the year ended December 31, 2015, 45.2% of our net revenues for the year ended December 31, 2014 and 45.4% of our net revenues for the year ended December 31, 2013. For detailed information on international revenues, please refer to Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015.
Segment Revenues
Our revenues are derived from sales of Enterprise and Service Provider products which include Workspace Services solutions, Delivery Networking products and related License updates and maintenance and Professional services and from our Mobility Apps business unit’s Communications Cloud and Workflow Cloud products. The Enterprise and Service Provider and the Mobility Apps business units constitute our two reportable segments. As part of our continued transformation, effective January 1, 2016, we reorganized a part of our business by creating a new Cloud Services business unit that will include our ShareFile product line. The ShareFile product line is currently included within our Workflow Cloud products under the Mobility Apps segment. We are currently evaluating our segment reporting and goodwill reporting units for 2016 as a result of these changes.

An analysis of our reportable segment net revenue is presented below:

	Year Ended December 31,			Revenue Growth	Revenue Growth
	2015	2014	2013	2015 to 2014	2014 to 2013
	(In thousands)
Enterprise and Service Provider	$2,544,302	$2,491,294	$2,335,562	2.1%	6.7%
Mobility Apps	731,292	651,562	582,872	12.2%	11.8%
Consolidated net revenues	$3,275,594	$3,142,856	$2,918,434	4.2%	7.7%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 11 of our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for additional information on our segment revenues.
Cost of Net Revenues

	Year Ended December 31,			2015 Compared to 2014	2014 Compared to 2013
	2015	2014	2013
	(In thousands)
Cost of product and license revenues	$118,265	$124,110	$114,932	$(5,845)	$9,178
Cost of services and maintenance revenues	364,916	349,683	289,990	15,233	59,693
Amortization and impairment of product related intangible assets	131,183	146,426	97,873	(15,243)	48,553
Total cost of net revenues	$614,364	$620,219	$502,795	$(5,855)	$117,424
Cost of product and license revenues consists primarily of hardware, shipping expense, royalties, product media and duplication, manuals and packaging materials. Cost of services and maintenance revenues consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to providing our Mobility Apps, which includes the cost to support the voice and video offerings in our Communications Cloud products. Also included in Cost of net revenues is amortization and impairment of product related intangible assets.
Cost of product and license revenues decreased during 2015 when compared to 2014 primarily due to lower sales of our Delivery Networking products, primarily ByteMobile Smart Capacity, which contains hardware components that have a higher cost than our other products. Cost of product and license revenues increased during 2014 when compared to 2013 primarily due to increased sales of our Delivery Networking products, many of which contain hardware components that have a higher cost than our other software products. We currently are targeting cost of product and license revenues will remain consistent when comparing the first quarter of 2016 to the first quarter of 2015.
Cost of services and maintenance revenues increased during 2015 compared to 2014 primarily due to an increase in sales of our Communications and Workflow Cloud products of $27.5 million and support and maintenance costs related to our Workspace Services and Delivery Networking products of $2.9 million, partially offset by a decrease in implementation services and product training and certification costs of $15.6 million related to our Workspace Services products. Cost of services and maintenance revenues increased during 2014 compared to 2013 consistent with the increase in sales of our Communications Cloud products and cost for infrastructure to support the voice and video offerings in our Communications Cloud products of $26.6 million. Also contributing to the increase in Cost of services and maintenance revenues is an increase in education costs of $14.8 million related to the increase in product training and certification programs and maintenance and support costs of $16.2 million related to increased sales of our Enterprise and Service Provider business unit's products. We currently are targeting cost of services and maintenance revenues will increase when comparing the first quarter of 2016 to the first quarter of 2015 consistent with the increase in Software as a Service revenues as discussed above.
Amortization and impairment of product related intangible assets decreased during 2015 as compared to 2014 primarily due to lower amortization of certain intangible assets becoming fully amortized as a result of impairments during 2015 and 2014. Amortization and impairment of product related intangible assets increased during 2014 compared to 2013 primarily due to the impairment of certain intangible assets related to our Enterprise and Service Provider business unit, partially offset by certain intangible assets becoming fully amortized during 2014.

Gross Margin
Gross margin as a percent of revenue was 81.2% for 2015, 80.3% for 2014 and 82.8% for 2013. The increase in gross margin as a percentage of net revenue was not significant.
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
Research and Development Expenses

	Year Ended December 31,			2015 Compared to 2014	2014 Compared to 2013
	2015	2014	2013
	(In thousands)
Research and development	$563,975	$553,817	$516,338	$10,158	$37,479
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during 2015 as compared to 2014 primarily due to an increase in compensation and employee-related costs of $20.6 million primarily related to a net increase in headcount driven by our acquisition activity and continued investments in product development and design research, partially offset by a decrease in stock-based compensation of $7.8 million resulting from restructuring initiatives.
Research and development expenses increased during 2014 as compared to 2013 primarily due to an increase in compensation, including stock-based compensation and employee-related costs, primarily related to increased headcount from strategic hiring and acquisitions.
Sales, Marketing and Services Expenses

	Year Ended December 31,			2015 Compared to 2014	2014 Compared to 2013
	2015	2014	2013
	(In thousands)
Sales, marketing and services	$1,195,362	$1,280,265	$1,216,680	$(84,903)	$63,585
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
Sales, marketing and services expenses decreased during 2015 compared to 2014 primarily due to a decrease in compensation and other employee-related costs of $58.5 million and stock-based compensation of $12.6 million as a result of restructuring initiatives.
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
General and Administrative Expenses

	Year Ended December 31,			2015 Compared to 2014	2014 Compared to 2013
	2015	2014	2013
	(In thousands)
General and administrative	$342,665	$319,922	$260,236	$22,743	$59,686
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during 2015 compared to 2014 primarily due to an increase in professional fees of $21.8 million incurred in connection with the operational and strategic review of the business and the planned spinoff of our GoTo business as discussed in the Executive Summary above, an increase in certain facility and depreciation costs of $14.7 million and costs associated with the departure of our CEO of $5.2 million. Partially offsetting these increases is a charge related to a patent lawsuit of $20.7 million during 2014.
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
Amortization and Impairment of Other Intangible Assets

	Year Ended December 31,			2015 Compared to 2014	2014 Compared to 2013
	2015	2014	2013
	(In thousands)
Amortization and impairment of other intangible assets	$108,732	$45,898	$41,668	$62,834	$4,230
Amortization and impairment of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions and impairment charges.
The increase in Amortization and impairment of other intangible assets when comparing 2015 to 2014 was primarily due to impairments of certain intangible assets within the Enterprise and Service Provider segment related to ByteMobile during the third quarter of 2015 and amortization of other intangible assets acquired in conjunction with our 2015 acquisitions.
The increase in Amortization and impairment of other intangible assets when comparing 2014 to 2013 was primarily due to impairments of certain intangible assets within the Enterprise and Service Provider segment during the fourth quarter of 2014 and amortization of other intangible assets acquired in conjunction with our 2014 acquisitions.
As of December 31, 2015, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $169.7 million. For more information regarding our acquisitions see, “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015.
Restructuring Expenses

	Year Ended December 31,			2015 Compared to 2014	2014 Compared to 2013
	2015	2014	2013
	(In thousands)
Restructuring	$100,411	$20,424	$—	$79,987	$20,424
On November 17, 2015, we announced the implementation of a restructuring program that will focus on simplification of our enterprise go-to-market motion and roles while improving coverage, reflect changes in our product focus, and balance resources with demand across our marketing, general and administration areas. The 2015 Other Restructuring Program calls for the elimination of approximately 700 full-time positions, of which 350 were communicated in 2015. During the year ended December 31, 2015, we incurred costs of $29.7 million primarily related to employee severance arrangements. We currently anticipate completing the activities related to the 2015 Other Restructuring Program during the first half of fiscal year 2016.

On January 28, 2015, we announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, we eliminated approximately 700 full-time positions in the first half of 2015. During the year ended December 31, 2015, we incurred costs of $68.9 million primarily related to employee severance arrangements and the consolidation of leased facilities. The majority of the activities related to the 2015 Restructuring Program were substantially completed by the end of 2015.
Additionally, in March 2014, we implemented the 2014 Restructuring Program, which included the reduction of our headcount by approximately 325 full-time positions. The pre-tax charges we incurred were primarily related to severance and other costs directly related to the reduction of our workforce. The activities under the 2014 Restructuring Program were substantially completed as of the three months ended March 31, 2015. For more information, see “—Executive Summary— Overview” and Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015.
2016 Operating Expense Outlook
When comparing the first quarter of 2016 to the fourth quarter of 2015, we are targeting operating expenses to decrease in General and administrative as the fourth quarter of 2015 included higher professional fees in connection with the operational and strategic review of the business, while remaining at consistent levels across the other functional areas. We also expect to incur charges in the first quarter of 2016 related to the planned spinoff of our GoTo business as well as charges related to our restructuring programs.
Interest Expense

	Year Ended December 31,			2015 Compared to 2014	2014 Compared to 2013
	2015	2014	2013
	(In thousands)
Interest expense	$44,153	$28,332	$128	$15,821	$28,204
Interest expense consists primarily of interest on our convertible senior notes and credit facility. The increase was primarily due to interest expense associated with the issuance of our convertible senior notes we entered into in April 2014 and amounts that were outstanding under our credit facility during the year ended December 31, 2015.
Other expense, net

	Year Ended December 31,			2015 Compared to 2014	2014 Compared to 2013
	2015	2014	2013
	(In thousands)
Other expense, net	$(5,730)	$(7,694)	$(893)	$1,964	$(6,801)
Other expense, net is primarily comprised of remeasurement of foreign currency transaction gains (losses), realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other expense, net when comparing 2015 to 2014 is primarily driven by an impairment charge of $5.2 million recognized on cost method investments during 2014 and an increase in gains recognized on cost method investments of $3.6 million, partially offset by an increase in losses on the remeasurement and settlements of foreign currency transactions of $5.8 million.
The change in Other expense, net when comparing 2014 to 2013 is primarily driven by is primarily driven by losses on the remeasurement of foreign currency transactions.
Income Taxes
As of December 31, 2015, our net unrecognized tax benefits totaled approximately $54.6 million as compared to $66.9 million as of December 31, 2014. All amounts included in this balance affect the annual effective tax rate. Amounts accrued for the payment of interest and penalties as of December 31, 2015 were immaterial.
We and certain of our subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S., income tax examinations by tax authorities for years prior to 2012.

During the quarter ended June 30, 2015, the Internal Revenue Service, or IRS, concluded its field examination of the 2011 and 2012 tax years and issued proposed adjustments primarily related to transfer pricing and the research and development tax credit. In June 2015, we finalized its tax deficiency calculations and formally closed the audit with the IRS for the 2011 and 2012 tax years. As a result, we recognized a net tax benefit of $20.3 million during the second quarter of 2015 related to the settlement.
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
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2015, we had approximately $211.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2015, we determined that $16.7 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from our foreign subsidiaries.
Our effective tax rate was approximately (2.4)% and 8.7% for the year ended December 31, 2015 and 2014, respectively. The decrease in the effective tax rate when comparing the year ended December 31, 2015 to the year ended December 31, 2014 was primarily due to a change in the combination of income between our U.S. and foreign operations, the decline in reserve for uncertain tax positions, as well as the impact of discrete tax benefits related to the extension of the 2015 federal research and development tax credit. We anticipate our effective tax rate to increase in 2016 as compared to 2015 due to non recurring discrete tax benefits.
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
The federal research and development credit expired on December 31, 2013. On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2013 and before January 1, 2015. The effects of these changes in the tax law result in net tax benefits of approximately $12.3 million, which was recognized in the fourth quarter of 2014, the quarter in which the law was enacted. The Protecting Americans from Tax Hikes Act of 2015 was signed into law on December 18, 2015, permanently extending the research credit under Section 41 for amounts paid or incurred after December 31, 2014. Accordingly, we recognized $19.2 million of federal research and development credit in the fourth quarter of 2015.
Liquidity and Capital Resources
During 2015, we generated operating cash flows of $1.03 billion. These operating cash flows related primarily to net income of $319.4 million, adjusted for, among other things, non-cash charges, including depreciation, amortization and impairment expenses of $392.9 million and an aggregate increase in operating assets and liabilities of $212.0 million, net of effects of acquisitions. Also contributing to these cash inflows was stock-based compensation expense of $147.4 million. Our investing activities used $224.4 million of cash consisting primarily of cash paid for acquisitions of $256.9 million and cash paid for the purchase of property and equipment of $160.8 million. This investing outflow was partially offset by net proceeds from investments of $199.5 million. Our financing activities used cash of $691.5 million primarily due to stock repurchases of $755.7 million and cash paid for tax withholding on vested stock awards of $46.3 million. This financing cash outflow was partially offset by proceeds from the issuance of common stock under our employee stock-based compensation plans of $112.3 million.
During 2014, we generated operating cash flows of $846.0 million. These operating cash flows related primarily to net income of $251.7 million, adjusted for, among other things, non-cash charges including depreciation, amortization and impairment expenses of $330.3 million and stock-based compensation expense of $169.3 million. Also contributing to these cash inflows was an aggregate increase in operating assets and liabilities of $96.9 million, net of the effects of acquisitions. Our investing activities used $569.5 million of cash consisting primarily of net purchases of investments of $289.7 million, cash paid for the purchase of property and equipment of $165.4 million and cash paid for acquisitions of $101.1 million. Our financing activities used cash of $292.7 million primarily due to stock repurchases of $1.6 billion, the purchase of hedges on the convertible senior notes of $184.3 million and cash paid for tax withholding on vested stock awards of $33.7 million. This financing cash outflow was partially offset by proceeds from the issuance of convertible senior notes of $1.4 billion, proceeds from the issuance of warrants of $101.8 million and the issuance of common stock under our employee stock-based compensation plans of $46.6 million.
Credit Facility
On January 7, 2015, we entered into a credit agreement, or Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250 million unsecured revolving credit facility for a term of five years, of which we have drawn and repaid $95 million during the year ended December 31, 2015. We may elect to increase the revolving credit facility by up to $250 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement.
The Credit Agreement requires us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change our business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. In addition, the Credit Agreement contains customary representations and warranties. Please see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for additional details on our Credit Agreement.
Convertible Senior Notes
In April 2014, we completed a private placement of $1.44 billion principal amount of 0.500% Convertible Senior Notes due 2019, or the Convertible Notes. The net proceeds from this offering were approximately $1.42 billion (including the proceeds from the Over-Allotment Option), after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. We used approximately $82.6 million of the net proceeds to pay the cost of certain bond hedges entered into in connection with the offering (after such cost was partially offset by the proceeds to us from certain warrant transactions). Please see Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for additional details on the Convertible Notes offering and the related bond hedges and warrant transactions.
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
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2016. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions and general corporate purposes.
Cash, Cash Equivalents and Investments

	December 31,		2015 Compared to 2014
	2015	2014
	(In thousands)
Cash, cash equivalents and investments	$1,763,334	$1,862,519	$(99,185)
The decrease in cash, cash equivalents and investments at December 31, 2015 as compared to December 31, 2014, is primarily due to cash paid for stock repurchases of $755.7 million, cash paid for acquisitions, net of cash acquired, of $256.9 million, purchases of property and equipment of $160.8 million, and cash paid for tax withholding on vested stock awards of $46.3 million, partially offset by cash provided by our operating activities of $1.0 billion and proceeds from the issuance of common stock under our employee stock-based compensation plans of $112.3 million. As of December 31, 2015, $1.61 billion of the $1.76 billion of cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. See “– Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a minimum weighted-average credit rating of AA-/Aa3. We values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, and accordingly, we classify all of our fixed income available-for-sale securities as Level 2. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for more information regarding our available-for-sale investments.
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

Investments
(in thousands)
Balance at December 31, 2014	$6,073
Purchases of Level 3 securities	1,775
Proceeds received on Level 3 securities	(501)
Transfers out of Level 3	(4,947)
Total net realized losses included in earnings	(838)
Balance at December 31, 2015	$1,562
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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During 2015, certain cost method investments with a combined carrying value of $3.4 million were determined to be impaired and have been written down to their fair values of $0.1 million, resulting in impairment charges of $3.3 million. During 2014, certain cost method investments with a combined carrying value of $8.3 million were determined to be impaired and have been written down to their fair values of zero resulting in impairment charges of $8.3 million. The impairment charges are included in Other expense, net in the accompanying consolidated financial statements for the years ended December 31, 2015 and 2014. In determining the fair value of cost method investments, we consider many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for further information regarding cost method investments.
For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, we measure the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. These non-recurring fair value measurements are categorized as Level 3 significant unobservable inputs. See Note 2 to our consolidated financial statements for detailed information related to Goodwill and Intangible Assets.
Additional Disclosures Regarding Fair Value Measurements
As of December 31, 2015, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the year ended December 31, 2015, and carrying value of debt instruments (carrying value excludes the equity component of our Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
Convertible Senior Notes	$1,567,364	$1,324,992

The carrying value of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short maturity of these items.
Accounts Receivable, Net

	December 31,		2015 Compared to 2014
	2015	2014
	(In thousands)
Accounts receivable	$676,995	$680,377	$(3,382)
Allowance for returns	(1,438)	(2,185)	747
Allowance for doubtful accounts	(6,281)	(3,791)	(2,490)
Accounts receivable, net	$669,276	$674,401	$(5,125)
The decrease in accounts receivable at December 31, 2015 compared to December 31, 2014 was not significant. The activity in our allowance for returns was comprised primarily of $4.0 million in credits issued for returns, partially offset by $3.3 million of provisions for returns recorded during 2015. The activity in our allowance for doubtful accounts was comprised primarily of $5.7 million in provisions for doubtful accounts, partially offset by $3.2 million of uncollectible accounts written off, net of recoveries.
From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At December 31, 2015, there was no individual distributor that accounted for over 10% of gross accounts receivable. At December 31, 2014, two distributors, the Arrow Group and Ingram Micro, accounted for 11% and 10% of gross accounts receivable, respectively. For more information regarding significant customers see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.3 billion, of which $500.0 million was approved in September 2015 and an additional $400.0 million was approved in January 2016. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At December 31, 2015, approximately $32.7 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2015. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan.
During the year ended December 31, 2015, we expended approximately $755.7 million on open market purchases under the stock repurchase program, repurchasing 10,716,850 shares of outstanding common stock at an average price of $70.52.
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
See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for detailed information on our Convertible Notes offering and the transactions related thereto and Note 8 to our consolidated financial statement for detailed information on the ASR.
During the year ended December 31, 2014, we expended approximately $139.9 million on open market purchases, repurchasing 2,046,400 shares of outstanding common stock at an average price of $68.36.

During the year ended December 31, 2013, we expended approximately $406.3 million on open market purchases, repurchasing 6,563,986 shares of outstanding common stock at an average price of $61.90.
Shares for Tax Withholding
During the years ended December 31, 2015, we withheld 679,694 shares, in 2014 we withheld 560,239 shares and in 2013, we withheld 444,657 shares from stock awards that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of stock awards was $46.3 million for 2015, $33.7 million for 2014 and $31.0 million for 2013. These shares are reflected as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2015.
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

The following table summarizes our significant contractual obligations at December 31, 2015 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$394,602	$64,539	$98,442	$78,482	$153,139
Convertible senior notes (2)	1,437,500	—	—	1,437,500	—
Purchase obligations(3)	30,100	30,100	—	—	—
Total contractual obligations(4)	$1,862,202	$94,639	$98,442	$1,515,982	$153,139

(1)	The amounts in the table above include $89.1 million in exited facility costs related to restructuring activities.

(2)
During the second quarter of 2014, we completed a private placement of $1.44 billion principal amount of 0.500% Convertible Senior Notes due 2019. The amount above represents the principal balance to be repaid. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for detailed information on the Convertible Notes offering and the transactions related thereto.

(3)
Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end 2016 of approximately $11.4 million and a contingent obligation to purchase inventory, which is based on amount of usage, of approximately $18.7 million.

(4)
Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $54.6 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

As of December 31, 2015, we did not have any individually material capital lease obligations or other material long-term commitments reflected on our consolidated balance sheets.
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
We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2015. Actual results could differ materially.
Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015.
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
At December 31, 2015 and 2014, we had in place foreign currency forward sale contracts with a notional amount of $85.3 million and $60.9 million, respectively, and foreign currency forward purchase contracts with a notional amount of $169.9 million and $209.2 million, respectively. At December 31, 2015, these contracts had an aggregate fair value liability of $2.6 million and at December 31, 2014, these contracts had an aggregate fair value liability of $8.5 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2015 market rates, the fair value of our foreign currency forward contracts would decrease by $8.2 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2015 market rates would increase the fair value of our foreign currency forward contracts by $8.2 million, resulting in a net asset position. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as the prices of our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.
Exposure to Interest Rates
We have interest rate exposures resulting from our interest-based available-for-sale investments. We maintain available-for-sale investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2015 and 2014 levels, the fair value of the available-for-sale portfolio would decline by approximately $14.4 million and $15.9 million, respectively. If market interest rates were to decrease by 100 basis points from December 31, 2015 and 2014 levels, the fair value of the available-for-sale portfolio would increase by approximately $12.2 million and $11.0 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale and trading investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-42 of this Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2015, our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or the COSO criteria. Based on our assessment we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Citrix Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Citrix Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
February 18, 2016

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.
For a list of the consolidated financial information included herein, see page F-1.
2. Financial Statement Schedules.
The following consolidated financial statement schedule is included in Item 8:
Valuation and Qualifying Accounts
3. List of Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 29, 2013)
3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 31, 2015)
4.1	Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended)
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
10.2*
First Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 28, 2010)

10.3*
Second Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.4*
Third Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.5*
Fourth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 31, 2012)

10.6*
Fifth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.7*
Sixth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 29, 2013)

10.8*
Form of Global Stock Option Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.9*
Form of Restricted Stock Unit Agreement For Non-Employee Directors under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.10*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Performance Based Awards) (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.11*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Time Based Awards) (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.12*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Long Term Incentive) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.13*
Form of Long Term Incentive Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

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
10.17*
Change in Control Agreement dated as of August 4, 2005 by and between the Company and Mark B. Templeton (incorporated by reference herein to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.18*
Form of Change in Control Agreement by and between the Company and each of David J. Henshall, David R. Freidman and Alvaro J. Monserrat (incorporated by reference herein to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.19*
Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between the Company and Mark Templeton (incorporated by reference herein to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.20*
Form of First Amendment to Change of Control Agreement between the Company and each of David J. Henshall, David R. Friedman and Alvaro J. Monserrat (incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.21*
Form of Amendment to Change in Control Agreements by and between the Company and each of David J. Henshall, David R. Freidman and Alvaro J. Monserrat (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.22*
Form of Indemnification Agreement by and between the Company and each of its Directors and executive officers (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.23*
Form of Change in Control Agreement by and between the Company and each of William Burley Catherine Courage, Sudhakar Ramakrishna, Christopher Hylen, Timothy Minahan, Klaus Oestermann,
Geir Ramleth, Robson Grieve and Carlos Sartorius (incorporated by reference herein to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.24*	Citrix Systems, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2014)
10.25
Form of Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2014)

10.26
Form of Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.27
Form of Additional Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.28
Form of Additional Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.29
Master Confirmation between Citibank, N.A. and Citrix Systems, Inc., dated April 25, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.30
Credit Agreement, dated as of January 7, 2015, by and among Citrix Systems, Inc., the initial lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2015)

10.31*
Mutual Separation and Release Agreement, dated as of February 25, 2015, by and between the Company and Sudhakar Ramakrishna (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2015)

10.32*
Mutual Separation and Release Agreement, dated as of January 12, 2015, by and between the Company and Al Monserrat (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2015)

10.33
Cooperation Agreement, by and among Citrix Systems, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated July 28, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 28, 2015)

10.34*	2015 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 7, 2015)
10.35*
Retention Agreement, dated October 12, 2015, by and between Citrix Systems, Inc. and Mark B. Templeton (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 16, 2015)

10.36*
Employment Agreement, dated October 20, 2015, by and between Citrix Systems, Inc. and Robert M. Calderoni (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2015)

10.37*
Form of Incentive Agreement by and between the Citrix Systems, Inc. and each of William Burley, David R. Friedman, David J. Henshall, Christopher Hylen, Jesse Lipson, Timothy Minahan, Klaus Oestermann, T. Geir Ramleth and Carlos Sartorius (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

10.38
First Amendment to Credit Agreement, dated as of August 7, 2015, by and among Citrix Systems, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

10.39*
Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert Calderoni granted August 1, 2015 (Time Based Awards) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

10.40*
Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert Calderoni granted August 1, 2015 (Performance Based Awards) (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

10.41*
Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert Calderoni granted August 1, 2015 (Performance Based Awards) (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

10.42*
Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for each of William Burley, David J. Henshall, Christopher Hylen, Jesse Lipson, Timothy Minahan, Klaus Oestermann, Carlos Sartorius and T. Geir Ramleth (Performance Based Awards) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

Exhibit No.	Description
31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.
(b) Exhibits.

The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2015, the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C., 20549 and at the Commission’s regional offices at 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604 and 3 World Financial Center, Suite 400, New York, NY 10281-1022.
(c) Financial Statement Schedule.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2015 the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 18th day of February, 2016.

CITRIX SYSTEMS, INC.

By:	/s/ KIRILL TATARINOV
Kirill Tatarinov
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of Citrix Systems, Inc., hereby severally constitute and appoint Kirill Tatarinov and David J. Henshall, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Citrix Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 18th day of February, 2016.

Signature	Title(s)

/S/ KIRILL TATARINOV	President, Chief Executive Officer and Director (Principal Executive Officer)
Kirill Tatarinov

/S/ DAVID J. HENSHALL	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
David J. Henshall

/S/ DAVID ZALEWSKI	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
David Zalewski

/S/ ROBERT M. CALDERONI	Executive Chairman of the Board of Directors
Robert M. Calderoni

/S/ THOMAS F. BOGAN	Director
Thomas F. Bogan

/S/ NANCI CALDWELL	Director
Nanci Caldwell

/S/ JESSE COHN	Director
Jesse Cohn

/S/ ROBERT D. DALEO	Director
Robert D. Daleo

/S/ MURRAY J. DEMO	Director
Murray J. Demo

/S/ FRANCIS A. DESOUZA	Director
Francis A. deSouza

/S/ GODFREY R. SULLIVAN	Director
Godfrey R. Sullivan

/S/ PETER J. SACRIPANTI	Director
Peter J. Sacripanti

/S/ GRAHAM V. SMITH	Director
Graham V. Smith

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citrix Systems Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
February 18, 2016

CITRIX SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$368,518	$260,149
Short-term investments, available-for-sale	502,852	529,260
Accounts receivable, net of allowances of $7,719 and $5,976 at December 31, 2015 and 2014, respectively	669,276	674,401
Inventories, net	10,521	12,617
Prepaid expenses and other current assets	132,784	166,005
Current portion of deferred tax assets, net	—	45,892
Total current assets	1,683,951	1,688,324
Long-term investments, available-for-sale	891,964	1,073,110
Property and equipment, net	373,817	367,779
Goodwill	1,962,722	1,796,851
Other intangible assets, net	283,418	390,717
Long-term portion of deferred tax assets, net	215,196	128,198
Other assets	70,370	67,028
Total assets	$5,481,438	$5,512,007
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$95,396	$79,884
Accrued expenses and other current liabilities	317,468	298,079
Income taxes payable	18,351	12,053
Current portion of deferred revenues	1,249,754	1,200,093
Total current liabilities	1,680,969	1,590,109
Long-term portion of deferred revenues	414,314	357,771
Convertible notes	1,324,992	1,292,953
Other liabilities	87,717	97,529
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 299,113 and 294,674 shares issued and outstanding at December 31, 2015 and 2014, respectively	299	295
Additional paid-in capital	4,566,919	4,292,706
Retained earnings	3,474,625	3,155,264
Accumulated other comprehensive loss	(28,527)	(36,790)
	8,013,316	7,411,475
Less - common stock in treasury, at cost (145,296 and 133,898 shares at December 31, 2015 and 2014, respectively)	(6,039,870)	(5,237,830)
Total stockholders' equity	1,973,446	2,173,645
Total liabilities and stockholders' equity	$5,481,438	$5,512,007
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share information)
Revenues:
Product and licenses	$875,807	$899,736	$891,630
Software as a service	731,292	651,562	582,872
License updates and maintenance	1,521,007	1,416,017	1,305,053
Professional services	147,488	175,541	138,879
Total net revenues	3,275,594	3,142,856	2,918,434
Cost of net revenues:
Cost of product and license revenues	118,265	124,110	114,932
Cost of services and maintenance revenues	364,916	349,683	289,990
Amortization and impairment of product related intangible assets	131,183	146,426	97,873
Total cost of net revenues	614,364	620,219	502,795
Gross margin	2,661,230	2,522,637	2,415,639
Operating expenses:
Research and development	563,975	553,817	516,338
Sales, marketing and services	1,195,362	1,280,265	1,216,680
General and administrative	342,665	319,922	260,236
Amortization and impairment of other intangible assets	108,732	45,898	41,668
Restructuring	100,411	20,424	—
Total operating expenses	2,311,145	2,220,326	2,034,922
Income from operations	350,085	302,311	380,717
Interest income	11,675	9,421	8,194
Interest expense	44,153	28,332	128
Other expense, net	(5,730)	(7,694)	(893)
Income before income taxes	311,877	275,706	387,890
Income tax (benefit) expense	(7,484)	23,983	48,367
Net income	$319,361	$251,723	$339,523
Earnings per share:
Basic	$2.01	$1.48	$1.82
Diluted	$1.99	$1.47	$1.80
Weighted average shares outstanding:
Basic	158,874	169,879	186,672
Diluted	160,362	171,270	188,245
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Net income	$319,361	$251,723	$339,523
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	(21,804)	8,482

Available for sale securities:
Change in net unrealized losses	(2,080)	(911)	(985)
Less: reclassification adjustment for net losses (gains) included in net income	170	(1,317)	(203)
Net change (net of tax effect)	(1,910)	(2,228)	(1,188)

Gain (loss) on pension liability	4,083	(6,512)	2,500

Cash flow hedges:
Change in unrealized losses	(6,937)	(9,074)	(67)
Less: reclassification adjustment for net losses (gains) included in net income	13,027	(2,123)	2,929
Net change (net of tax effect)	6,090	(11,197)	2,862

Other comprehensive income (loss)	8,263	(41,741)	12,656

Comprehensive income	$327,624	$209,982	$352,179
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) income	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2012	287,123	$287	$3,691,111	$2,564,018	$(7,705)	(100,781)	$(3,125,934)	$3,121,777
Shares issued under stock-based compensation plans	3,545	3	73,655	—	—	—	—	73,658
Stock-based compensation expense	—	—	179,098	—	—	—	—	179,098
Common stock issued under employee stock purchase plan	410	1	30,141	—	—	—	—	30,142
Tax deficiency from employer stock plans	—	—	(620)	—	—	—	—	(620)
Stock repurchases, net	—	—	—	—	—	(6,564)	(406,326)	(406,326)
Restricted shares turned in for tax withholding	—	—	—	—	—	(444)	(31,013)	(31,013)
Other	—	—	912	—	—	—	—	912
Other comprehensive income, net of tax	—	—	—	—	12,656	—	—	12,656
Net income	—	—	—	339,523	—	—	—	339,523
Balance at December 31, 2013	291,078	291	3,974,297	2,903,541	4,951	(107,789)	(3,563,273)	3,319,807
Shares issued under stock-based compensation plans	3,031	3	46,618	—	—	—	—	46,621
Stock-based compensation expense	—	—	164,040	—	—	—	—	164,040
Common stock issued under employee stock purchase plan	565	1	33,908	—	—	—	—	33,909
Tax deficiency from employer stock plans, net	—	—	(14,679)	—	—	—	—	(14,679)
Stock repurchases, net	—	—	—	—	—	(25,549)	(1,640,885)	(1,640,885)
Restricted shares turned in for tax withholding	—	—	—	—	—	(560)	(33,672)	(33,672)
Other comprehensive loss, net of tax	—	—	—	—	(41,741)	—	—	(41,741)
Convertible note tax impact	—	—	8,166	—	—	—	—	8,166
Equity component of convertible note issuance	—	—	162,869	—	—	—	—	162,869
Purchase of convertible note hedges	—	—	(184,288)	—	—	—	—	(184,288)
Issuance of warrants	—	—	101,775	—	—	—	—	101,775
Net income	—	—	—	251,723	—	—	—	251,723
Balance at December 31, 2014	294,674	$295	$4,292,706	$3,155,264	$(36,790)	(133,898)	$(5,237,830)	2,173,645
Shares issued under stock-based compensation plans	3,878	3	112,282	—	—	—	—	112,285
Stock-based compensation expense	—	—	139,816	—	—	—	—	139,816
Common stock issued under employee stock purchase plan	561	1	37,228	—	—	—	—	37,229
Tax deficiency from employer stock plans, net	—	—	(15,013)	—	—	—	—	(15,013)
Stock repurchases, net	—	—	—	—	—	(10,717)	(755,704)	(755,704)
Restricted shares turned in for tax withholding	—	—	—	—	—	(681)	(46,336)	(46,336)
Other	—	—	(100)	—	—	—	—	(100)
Other comprehensive income, net of tax	—	—	—	—	8,263	—	—	8,263
Net income	—	—	—	319,361	—	—	—	319,361
Balance at December 31, 2015	299,113	$299	$4,566,919	$3,474,625	$(28,527)	(145,296)	$(6,039,870)	$1,973,446

See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating Activities
Net income	$319,361	$251,723	$339,523
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of intangible assets	239,915	192,325	139,541
Depreciation and amortization of property and equipment	152,964	137,945	127,959
Amortization of debt discount and transaction costs	36,013	23,293	—
Stock-based compensation expense	147,368	169,287	183,941
Deferred income tax benefit	(89,378)	(36,982)	(51,848)
Excess tax benefit from stock-based compensation	(5,873)	(6,132)	(12,552)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	13,416	5,233	5,888
Other non-cash items	8,740	12,419	5,417
Total adjustments to reconcile net income to net cash provided by operating activities	503,165	497,388	398,346
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(7,226)	(30,962)	(22,951)
Inventories	703	(1,167)	(5,591)
Prepaid expenses and other current assets	(8,057)	(8,133)	(7,928)
Other assets	(2,550)	1,498	5,076
Income taxes, net	51,994	(79,119)	(7,374)
Accounts payable	10,959	40	3,092
Accrued expenses and other current liabilities	49,586	62,195	23,028
Deferred revenues	107,150	146,123	201,455
Other liabilities	9,463	6,395	1,667
Total changes in operating assets and liabilities, net of the effects of acquisitions	212,022	96,870	190,474
Net cash provided by operating activities	1,034,548	845,981	928,343
Investing Activities
Purchases of available-for-sale investments	(2,182,831)	(2,390,950)	(1,703,976)
Proceeds from sales of available-for-sale investments	1,745,290	1,694,886	766,192
Proceeds from maturities of available-for-sale investments	637,052	406,334	504,314
Proceeds (purchases) from cost method investments, net	6,476	425	5,243
Purchases of property and equipment	(160,825)	(165,417)	(162,889)
Cash paid for acquisitions, net of cash acquired	(256,907)	(101,059)	(334,881)
Cash paid for licensing agreements and product related intangible assets	(11,403)	(13,676)	(12,153)
Other	(1,267)	—	—
Net cash used in investing activities	(224,415)	(569,457)	(938,150)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	112,285	46,618	73,655
Proceeds from issuance of convertible notes, net of issuance costs	—	1,415,717	—
Purchase of convertible note hedges	—	(184,288)	—
Proceeds from issuance of warrants	—	101,775	—
Proceeds from revolving credit facility	95,000	—	—
Repayments on credit facility	(95,000)	—	—
Repayment of acquired debt	(7,569)	(4,065)	(2,061)
Excess tax benefit from stock-based compensation	5,873	6,132	12,552
Stock repurchases, net	(755,704)	(1,640,885)	(406,326)
Cash paid for tax withholding on vested stock awards	(46,336)	(33,672)	(31,013)
Other	—	—	912
Net cash used in financing activities	(691,451)	(292,668)	(352,281)
Effect of exchange rate changes on cash and cash equivalents	(10,313)	(4,447)	(781)
Change in cash and cash equivalents	108,369	(20,591)	(362,869)
Cash and cash equivalents at beginning of period	260,149	280,740	643,609
Cash and cash equivalents at end of period	$368,518	$260,149	$280,740
Supplemental Cash Flow Information
Cash paid for income taxes	$45,827	$130,502	$92,672
Cash paid for interest	$8,215	$5,027	$127
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Citrix Systems, Inc. ("Citrix" or the "Company"), is a Delaware corporation founded on April 17, 1989. Citrix develops and sells products and services that enable the secure and reliable delivery of applications and data over public, private or hybrid clouds or networks, to virtually any type of device.
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
As part of the Company's continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Cloud Services business unit that will include the ShareFile product line. The ShareFile product line is currently included within the Company's Workflow Cloud products under the Mobility Apps segment. The Company is currently evaluating its segment reporting and goodwill reporting units for 2016 as a result of these changes. See Note 11 for more information regarding the Company's segments.
2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy
The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2015 and 2014 include marketable securities, which are primarily money market funds, commercial paper, agency, and government securities, municipal securities and corporate securities with initial or remaining contractual maturities when purchased of three months or less.
Investments
Short-term and long-term investments at December 31, 2015 and 2014 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Accounts Receivable
The Company’s accounts receivable are attributable primarily to VARs, VADs and end customers. Collateral is generally not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments which includes both general and specific reserves. The Company periodically reviews these estimated allowances by conducting an analysis of the customer's payment history and creditworthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments. Based on this review, the Company specifically reserves for those accounts deemed uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts was $6.3 million and $3.8 million as of December 31, 2015 and 2014, respectively. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. As of December 31, 2015, there was no individual distributor that accounted for over 10% of gross accounts receivable. As of

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, two distributors, the Arrow Group and Ingram Micro, accounted for 11% and 10% of gross accounts receivable, respectively.
Inventory
Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of December 31, 2015 and 2014.
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

During 2015 and 2014, the Company retired $25.8 million and $11.4 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of the assets retired was not material and no material asset retirement obligations were associated with them.
Property and equipment consist of the following:

	December 31,
	2015	2014
	(In thousands)
Buildings	$85,092	$85,092
Computer equipment	271,461	237,709
Software	487,191	392,009
Equipment and furniture	123,649	117,555
Leasehold improvements	217,200	211,625
	1,184,593	1,043,990
Less accumulated depreciation and amortization	(852,460)	(722,691)
Assets under construction	14,097	18,893
Land	27,587	27,587
Total	$373,817	$367,779
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
For the years ended December 31, 2015 and 2014, the Company identified certain intangible assets that were impaired within our Enterprise and Service Provider segment and recorded non-cash impairment charges of $123.0 million and $59.3 million, respectively. These non-recurring fair value measurements were categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. The impairment charges are included in Amortization and impairment of product related intangible assets and Amortization and impairment of other intangible assets in the accompanying consolidated statements of income. See Note 3 for more information regarding the Company's acquisitions and Note 5 for more information regarding fair value measurements.
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment tests analyses completed during the fourth quarters of 2015 and 2014, respectively. The authoritative guidance provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing is necessary. The Company performed the qualitative assessment when it performed its goodwill impairment test in the fourth quarter of 2015. As a result of the qualitative analysis, no further quantitative impairment test was deemed necessary. In-process R&D acquired in connection with the Company's acquisitions

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was not significant. See Note 3 for more information regarding the Company's acquisitions and Note 11 for more information regarding the Company's segments.
The following table presents the change in goodwill allocated to the Company’s reportable segments during 2015 and 2014 (in thousands):

	Balance at January 1, 2015	Additions		Other		Balance at December 31, 2015	Balance at January 1, 2014	Additions		Other		Balance at December 31, 2014
Enterprise and Service Provider	$1,434,369	$61,641		$(740)	(2)	$1,495,270	$1,402,156	$30,317		$1,896	(4)	$1,434,369
Mobility Apps	362,482	104,970		—		467,452	366,793	10,694		(15,005)	(3)	362,482
Consolidated	$1,796,851	$166,611	(1)	$(740)		$1,962,722	$1,768,949	$41,011	(1)	$(13,109)		$1,796,851

(1)	Amount primarily relates to 2015 acquisitions. See Note 3 for more information regarding the Company’s acquisitions.

(2)	Amount primarily relates to adjustments to purchase price allocations for certain 2014 Acquisitions.

(3)	Amount primarily relates to foreign currency translation. Refer to Foreign Currency discussion below for additional information.

(4)	Amount primarily relates to adjustments to purchase price allocations for certain 2013 Acquisitions.
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
Intangible assets consist of the following (in thousands):

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$589,847	$476,141	5.67
Other	447,816	278,104	6.48
Total	$1,037,663	$754,245	6.27

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$618,336	$454,830	5.58
Other	492,960	265,749	7.58
Total	$1,111,296	$720,579	6.47
Amortization and impairment of product related intangible assets, which consists primarily of product-related technologies and patents, was $131.2 million and $146.4 million for the year ended December 31, 2015 and 2014, respectively, and is classified as a component of Cost of net revenues in the accompanying consolidated statements of income. Amortization and impairment of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $108.8 million and $45.9 million for the year ended December 31, 2015 and 2014, respectively, and is classified as a component of Operating expenses in the accompanying consolidated statements of income.
The Company monitors its intangible assets for indicators of impairment. If the Company determines that an impairment has occurred, it will write-down the intangible asset to its fair value. For certain intangible assets where the unamortized balances exceed the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. During the year ended December 31, 2015, the Company tested certain intangible assets for recoverability due to

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes in facts and circumstances associated with the shift in strategic focus and reduced profitability expectations. As a result, the Company identified certain definite-lived intangible assets that were impaired within our Enterprise and Service Provider business unit, primarily customer relationships and product technologies from the acquisition of ByteMobile and Sanbolic, and recorded non-cash impairment charges of $123.0 million to write down the intangible assets to their estimated fair value of $26.8 million. Of the impairment charge, $67.1 million is included in Amortization and impairment of other intangible assets and $55.9 million is included in Amortization and impairment of product related intangible assets in the accompanying consolidated statements of income. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Key assumptions used in the valuation include forecasts of revenue and expenses over an extended period of time, customer retention rates, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change, therefore, further disruptions in the business could potentially result in additional amounts becoming impaired.
Estimated future amortization expense of intangible assets with finite lives as of December 31, 2015 is as follows (in thousands):

Year ending December 31,
2016	$81,687
2017	60,013
2018	52,003
2019	36,047
2020	21,792
Thereafter	31,876
Total	$283,418
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
Internal Use Software
In accordance with the authoritative guidance, the Company capitalizes external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software and software developed related to its Mobility Apps products. The amount of costs capitalized in 2015 and 2014 relating to internal use software was $93.9 million and $79.1 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three to seven years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internal use software was approximately $81.8 million, $66.8 million and $58.6 million, during the years ended December 31, 2015, 2014 and 2013, respectively.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.4 million and $2.2 million at December 31, 2015 and December 31, 2014, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Product Concentration
The Company derives a substantial portion of its revenues from its Workspace Services solutions, which include its XenDesktop and XenApp products and related services, and anticipates that these products and future derivative products and product lines based upon this technology will continue to constitute a majority of its revenue. The Company has recently experienced declines in sales and could continue to experience declines in demand for its Workspace Services solutions and other products, whether as a result of general economic conditions, the delay or reduction in technology purchases, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors.
Cost of Net Revenues
Cost of product and license revenues consists primarily of hardware, product media and duplication, manuals, packaging materials, shipping expense and server capacity costs. In addition, the Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its products or in the development of future products in exchange for the payment of fixed fees or amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one to five years, and generally include renewal options. However, some agreements are perpetual unless expressly terminated. Royalties and other costs related to these agreements are included in cost of net revenues. Cost of services and maintenance revenue consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as costs of hosting the Company’s Mobility Apps products. Also included in cost of net revenues is amortization and impairment of product related intangible assets which includes acquired core and product technology and associated patents.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. Effective January 1, 2015, the functional currency of the Company’s wholly-owned foreign subsidiaries of its Mobility Apps business unit became the U.S. dollar as a result of a reorganization in the foreign subsidiaries' operations. Prior to January 1, 2015, the functional currency of the Company’s wholly-owned foreign subsidiaries of its Mobility Apps business unit was the currency of the country in which each subsidiary is located. The Company translated assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date and included accumulated net translation adjustments in equity as a component of Accumulated other comprehensive loss. The change in functional currency is applied on a prospective basis, therefore any gains and losses that were previously recorded in Accumulated other comprehensive loss remain unchanged from January 1, 2015. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. See Note 11 for information on the Company's Enterprise and Service Provider and Mobility Apps business units.
Derivatives and Hedging Activities
In accordance with the authoritative guidance, the Company records derivatives at fair value as either assets or liabilities on the balance sheet. For derivatives that are designated as and qualify as effective cash flow hedges, the portion of gain or loss on the derivative instrument effective at offsetting changes in the hedged item is reported as a component of Accumulated other comprehensive loss and reclassified into earnings as operating expense, net, when the hedged transaction affects earnings. Derivatives not designated as hedging instruments are adjusted to fair value through earnings as Other expense, net, in the period during which changes in fair value occur. The application of the authoritative guidance could impact the volatility of earnings.
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
The Company had accrued $13.8 million and $15.6 million for these pension liabilities at December 31, 2015 and 2014, respectively. Expenses for the programs for 2015, 2014 and 2013 amounted to $3.8 million, $3.2 million and $3.5 million, respectively.
Advertising Costs
The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its products. The Company also has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Company products. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenses. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising were approximately $144.1 million, $150.1 million and $146.5 million, during the years ended December 31, 2015, 2014 and 2013, respectively.
Income Taxes
The Company and one or more of its subsidiaries is subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2012.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivable, the provision to reduce obsolete or excess inventory to market, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, net realizable value of product related and other intangible assets, the fair value of convertible senior notes, the provision for lease losses, the provision for income taxes and the amortization and depreciation periods for intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.
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
Earnings per Share
Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the vesting or exercise of stock awards (calculated using the treasury stock method) during the period they were outstanding. Certain shares under the Company’s stock-based compensation programs were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the respective periods in which they were outstanding. Additionally, the computation of diluted earnings per share does not include the effect of the potential outstanding common stock from the Company's convertible senior notes and warrants because the effect would have been anti-dilutive. The reconciliation of the numerator and denominator of the earnings per share calculation is presented in Note 15.
Reclassifications
Certain reclassifications of the prior years' amounts have been made to conform to the current year's presentation.
3. ACQUISITIONS
2015 Acquisitions
Sanbolic
On January 8, 2015, the Company acquired all of the issued and outstanding securities of Sanbolic, Inc. (“Sanbolic”). The Company expected the Sanbolic technology, combined with XenDesktop, XenApp, and XenMobile products, would enable it to develop a range of differentiated solutions that would have reduced the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of the Company's Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.5 million, of which the Company expensed $0.3 million during the year ended December 31, 2015 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of the Company's common stock, for which the vesting period began on the closing of the transaction. During 2015, the Company's management performed a comprehensive operational review which included an evaluation of all its products. In connection with this review, the Company determined that the Sanbolic technology was a non-core solution and that the related product offerings will no longer be developed by the Company. As a result, the Company impaired the intangible assets related to this acquisition. Refer to Note 2 for further information about intangible assets.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grasshopper
On May 18, 2015, the Company acquired all of the membership interests of Grasshopper Group, LLC (“Grasshopper”), a leading provider of cloud-based phone solutions for small businesses. With the acquisition, the Company will expand its breadth of communication and collaboration solutions for small businesses, including GoToMeeting, GoToTraining, GoToWebinar, OpenVoice and ShareFile. Grasshopper became part of the Mobility Apps segment. Total cash consideration for this transaction was approximately $161.5 million, net of $3.6 million cash acquired. Transaction costs associated with the acquisition were $0.3 million, all of which the Company expensed during the year ended December 31, 2015 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 105,765 shares of the Company's common stock, for which the vesting period commenced on the closing of the transaction.
Purchase Accounting for the 2015 Acquisitions
The purchase prices for companies acquired during the year ended December 31, 2015, which include Sanbolic, Grasshopper, and another 2015 acquisition (collectively, the "2015 Acquisitions"), were allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of each acquisition. The allocation of the total purchase prices is summarized below (in thousands):

	Sanbolic		Grasshopper		Other 2015 Acquisition
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$581		$4,818		$205
Property and equipment	—		467	Various	—
Intangible assets	45,300	Various	71,400	Various	980	5 years
Goodwill	61,641	Indefinite	99,686	Indefinite	5,285	Indefinite
Other assets	—		80		—
Assets acquired	107,522		176,451		6,470
Current liabilities assumed	1,454		11,181		42
Long-term liabilities assumed	3,175		158		—
Deferred tax liabilities, non-current	13,297		—		306
Net assets acquired	$89,596		$165,112		$6,122
Current assets acquired in connection with the 2015 Acquisitions consisted primarily of cash, accounts receivable, deferred tax assets and other short term assets. Current liabilities assumed in connection with the 2015 Acquisitions consisted primarily of accounts payable, other accrued expenses and short-term debt. Long-term liabilities assumed in connection with the Sanbolic and Grasshopper acquisitions consisted of long-term debt and other long-term liabilities. Both short-term and long-term debt were paid in full subsequent to the Sanbolic and Grasshopper acquisition dates.
Goodwill from the Sanbolic acquisition was assigned to the Enterprise and Service Provider segment whereas goodwill from the Grasshopper acquisition and the other 2015 acquisition was assigned to the Mobility Apps segment. The goodwill related to the Sanbolic acquisition and the other 2015 acquisition is not deductible for tax purposes whereas the goodwill related to the Grasshopper acquisition is deductible for tax purposes. See Note 11 for segment information. The goodwill amount from the 2015 Acquisitions is comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.
Revenue from the Sanbolic acquisition is included in the Enterprise and Service Provider segment and revenue from the Grasshopper acquisition and the other 2015 acquisition is included in the Mobility Apps segment. The Company has included the effect of the 2015 Acquisitions in its results of operations prospectively from the respective dates of acquisitions.
Identifiable intangible assets acquired in connection with the 2015 Acquisitions (in thousands) and the weighted-average lives are as follows:

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Sanbolic	Asset Life	Grasshopper	Asset Life	Other 2015 Acquisition	Asset Life
Core and product technologies	$43,800	5 and 6 years	$25,000	7 years	$980	5 years
Customer relationships	1,500	2 years	37,900	5 years	—
Telecommunication carrier relationships	—		7,900	2 years	—
Tradename	—		600	2 years	—
Total	$45,300		$71,400		$980
The following unaudited pro-forma information combines the consolidated results of the operations of the Company and the 2015 Acquisitions as if the acquisitions had occurred on January 1, 2014, the first day of the Company's fiscal year 2014 (in thousands, except per share data):

	Twelve Months Ended December 31,
	2015	2014
Revenues	$3,289,264	$3,170,128
Income from operations	349,577	276,344
Net income	318,794	234,957
Per share - basic	2.01	1.38
Per share - diluted	1.99	1.37

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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 23,430 shares of the Company's common stock, for which the vesting period began on the closing of the transaction. Transaction costs associated with the acquisitions were not significant.

Subsequent Event

On January 8, 2016, the Company acquired certain monitoring technology from a privately-held company for total cash consideration of $23.6 million. The acquisition provides a monitoring solution for Citrix's products as it relates to Microsoft Windows applications and desktop delivery. In connection with this transaction, the Company entered into a three-year contract for outsourced development for the maintenance and roadmap updates of the acquired monitoring technology.
4. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	December 31, 2015				December 31, 2014
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$530,981	$757	$(1,216)	$530,522	$637,474	$1,296	$(457)	$638,313
Corporate securities	699,210	90	(1,929)	697,371	795,255	232	(1,372)	794,115
Municipal securities	14,872	14	(8)	14,878	48,744	17	(31)	48,730
Government securities	152,376	9	(340)	152,045	121,431	37	(256)	121,212
Total	$1,397,439	$870	$(3,493)	$1,394,816	$1,602,904	$1,582	$(2,116)	$1,602,370
The change in net unrealized (losses) gains on available-for-sale securities recorded in Other comprehensive (loss) income includes unrealized (losses) gains that arose from changes in market value of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales, as well as prepayments of available-for-sale investments purchased at a premium. This reclassification has no effect on total comprehensive income or equity and was not material for all periods presented. See Note 16 for more information related to comprehensive income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2015 were approximately six months and three years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the years ended December 31, 2015 and 2014, the Company had realized gains on the sales of available-for-sale investments of $0.8 million and $1.9 million, respectively. For the years ended December 31, 2015 and 2014, the Company had realized losses on available-for-sale investments of $1.0 million and $0.5 million, respectively, primarily related to prepayments at par of securities purchased at a premium. All realized gains and losses related to the sales of available-for-sale investments are included in Other expense, net, in the accompanying consolidated statements of income.
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
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $3.5 million and $2.1 million as of December 31, 2015 and 2014, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $19.9 million and $16.6 million as of December 31, 2015 and 2014, respectively, which are accounted for based on the cost method and are included in Other

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets in the accompanying consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. During 2015 and 2014, certain companies in which the Company held direct investments were acquired by third parties and as a result of these sales transactions the Company recorded gains of $8.7 million and $2.9 million, respectively, which was included in Other expense, net in the accompanying consolidated statements of income. The Company determined that certain cost method investments were impaired during 2015, 2014 and 2013 and recorded a total charge of $3.3 million, $8.3 million, and $3.7 million, respectively, which is included in Other expense, net in the accompanying consolidated statements of income. See Note 5 for more information.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$261,962	$261,962	$—	$—
Money market funds	102,968	102,968	—	—
Corporate securities	3,588	—	3,588	—
Available-for-sale securities:
Agency securities	530,522	—	530,522	—
Corporate securities	697,371	—	695,809	1,562
Municipal securities	14,878	—	14,878	—
Government securities	152,045	—	152,045	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,063	—	1,063	—
Total assets	$1,764,397	$364,930	$1,397,905	$1,562
Accrued expenses and other current liabilities:
Foreign currency derivatives	3,678	—	3,678	—
Total liabilities	$3,678	$—	$3,678	$—

	As of December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$230,370	$230,370	$—	$—
Money market funds	29,512	29,512	—	—
Corporate securities	267	—	267	—
Available-for-sale securities:
Agency securities	638,313	—	638,313	—
Corporate securities	794,115	—	788,042	6,073
Municipal securities	48,730	—	48,730	—
Government securities	121,212	—	121,212	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,206	—	1,206	—
Total assets	$1,863,725	$259,882	$1,597,770	$6,073
Accrued expenses and other current liabilities:
Foreign currency derivatives	9,692	—	9,692	—
Total liabilities	$9,692	$—	$9,692	$—
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

Investments
(in thousands)
Balance at December 31, 2014	$6,073
Purchases of Level 3 securities	1,775
Proceeds received on Level 3 securities	(501)
Total net realized losses included in earnings	(838)
Transfers out of Level 3	(4,947)
Balance at December 31, 2015	$1,562
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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During 2015, certain cost method investments with a combined carrying value of $3.4 million were determined to be impaired and have been written down to their fair values of $0.1 million, resulting in impairment charges of $3.3 million. During 2014, certain cost method investments with a combined carrying value of $8.3 million were determined to be impaired and have been written down to their fair values of zero resulting in impairment charges of $8.3 million. The impairment charges are included in Other expense, net in the accompanying consolidated financial statements for the years ended December 31, 2015 and 2014. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable. See Note 4 for more information regarding cost method investments.
For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. These non-recurring fair value measurements are categorized as Level 3 significant unobservable inputs. See Note 2 to the Company's consolidated financial statements for detailed information related to Goodwill and Intangible Assets.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short maturity of these items.
As of December 31, 2015, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the year ended December 31, 2015, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
Convertible Senior Notes	$1,567,364	$1,324,992

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 12 for more information on the Convertible Notes.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consist of the following:

	December 31,
	2015	2014
	(In thousands)
Accrued compensation and employee benefits	$184,286	$158,142
Other accrued expenses	133,182	139,937
Total	$317,468	$298,079
7. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2015, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its 2014 Equity Incentive Plan (the "2014 Plan"). In December 2014, the Company's Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company's Annual Meeting of Stockholders held on May 28, 2015. The 2015 ESPP has replaced the Company's Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the "2005 ESPP"). In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plan includes the Amended and Restated 2005 Equity Incentive Plan.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of a maximum of 29,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s Amended and Restated 2005 Equity Incentive Plan, as amended, that are forfeited, canceled or otherwise terminated (other than by exercise) are added to its shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of December 31, 2015, there were 26,917,012 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans, and the Company had authorization under its 2014 Plan to grant stock-based awards covering 20,271,829 shares of common stock.
Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock on the last business day of a Payment Period. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of December 31, 2015, 3,872,661 shares had been issued under the 2005 ESPP. As of December 31, 2015, 245,029 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plans of $7.6 million, $5.2 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Effective with the Payment Period beginning in July 2015, the purchase price to participating employees will be 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Black-Scholes model to estimate the fair value of its Employee Stock Purchase Plan awards with the following weighted-average assumptions:

Year Ended
December 31, 2015
Expected volatility factor	0.35
Risk free interest rate	0.25%
Expected dividend yield	0%
Expected life (in years)	0.5
Expense Information under the Authoritative Guidance
As required by the authoritative guidance, the Company estimates forfeitures of stock awards and recognizes compensation costs only for those awards expected to vest. Forfeiture rates are determined based on historical experience. The Company also considers whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate quarterly. Estimated forfeitures are adjusted to actual forfeiture experience as needed. The Company recorded stock-based compensation costs, related deferred tax assets and tax benefits of $147.4 million, $46.1 million and $52.7 million, respectively, in 2015, $169.3 million, $46.9 million and $43.9 million, respectively, in 2014 and $183.9 million, $57.1 million and $55.7 million, respectively, in 2013.
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	2015	2014	2013
Cost of services and maintenance revenues	$2,940	$2,560	$2,540
Research and development	47,723	55,560	63,448
Sales, marketing and services	49,315	61,925	65,549
General and administrative	47,390	49,242	52,404
Total	$147,368	$169,287	$183,941
Non-vested Stock Units
Market Performance and Service Condition Stock Units
In March 2015, 2014 and 2013, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 393,464, 378,022 and 399,029 non-vested stock units, respectively, that vest based on certain target market performance and service conditions. The number of non-vested stock units underlying each award will be determined within sixty days of the calendar year following the end of a three-year performance period ending December 31, 2017 for the March 2015 awards, December 31, 2016 for the March 2014 awards and December 31, 2015 for the March 2013 awards. The attainment level under the award will be based on the Company's total return to stockholders over the performance period compared to the return on the Nasdaq Composite Total Return Index (the "XCMP"). If the Company's return is positive and meets or exceeds the indexed return, the number of non-vested stock units issued will be based on interpolation, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement if the Company's return exceeds the indexed return by 40% or more. If the Company's return over the performance period is positive but underperforms the index, a number of non-vested stock units will be issued, below the target award, based on interpolation; however, no non-vested stock units will be issued if the Company's return underperforms the index by more than 20% over the performance period. In the event the Company's return to stockholders is negative but still meets or exceeds the indexed return, only 75% of the target award shall be issued. If the awardee is not employed by the Company at the end of the performance period; the extent to which the awardee will vest in the award, if at all, is dependent upon the timing and character of the termination as provided in the award agreement. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company's common stock.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 2015 Grant	March 2014 Grant	March 2013 Grant
Expected volatility factor	0.14 - 0.29	0.19 - 0.38	0.16 - 0.42
Risk free interest rate	0.85%	0.81%	0.33%
Expected dividend yield	0%	0%	0%
The range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the XCMP. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and the XCMP in order to model the stock price movements. The volatilities used were calculated over the most recent 2.76 year period, which was the remaining term of the performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model. The estimated fair value of each award as of the date of grant was $61.01 for the March 2015 grant, $56.94 for the March 2014 grant and $89.93 for the March 2013 grant. The performance metrics under the March 2013 grant were not met and therefore no stock units will be issued under this grant.
Service Based Stock Units
The Company also awards senior level and certain other employees non-vested stock units granted under the 2014 Plan that vest based on service. The majority of these non-vested stock unit awards generally vest 33.33% on each anniversary subsequent to the date of the award. The remaining awards vest 100% on the third anniversary of the grant date. The Company also assumes non-vested stock units in connection with certain of its acquisitions. The assumed awards have the same three year vesting schedule. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its non-employee directors. These awards vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company's common stock.
Performance Stock Units
During 2015, the Company awarded certain senior level employees non-vested performance stock units granted under the 2014 Plan. The number of non-vested stock units underlying each award will be determined within sixty days of the calendar year following completion of the one-year performance period ending December 31, 2016 and will be based on achievement of a specific corporate financial performance goal determined at the time of the award. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 100% of the base number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately to be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
The following table summarizes the Company's non-vested stock unit activity for the year ended December 31, 2015:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock units at December 31, 2014	5,037,295	$66.20
Granted	3,415,207	66.70
Assumed from acquisitions	142,822	64.78
Vested	(1,971,312)	64.10
Forfeited	(1,476,086)	69.38
Non-vested stock units at December 31, 2015	5,147,926	65.00
For the years ended December 31, 2015, 2014 and 2013, the Company recognized stock-based compensation expense of $135.9 million, $143.1 million and $130.2 million, respectively, related to non-vested stock units. The fair value of the non-vested stock units released in 2015, 2014, and 2013 was $132.9 million, $118.3 million and $95.4 million, respectively. As of December 31, 2015, there was $238.6 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.80 years.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-vested Stock
During 2015, the Company granted non-vested stock awards of 102,851 shares to certain executive officers which typically vest between one to three years from the date of grant, subject to the holder’s continued employment with the Company. Non-vested stock is issued and outstanding upon grant; however, award holders are restricted from selling the shares until they vest. If the vesting conditions are not met, the award will be forfeited. Compensation expense is measured based on the closing market price of the Company’s common stock at the date of grant and is recognized on a straight-line basis over the vesting period. For the year ended December 31, 2015, the Company recognized $1.4 million of stock-based compensation expense related to these awards. At December 31, 2015, there was approximately $7.1 million of total unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 0.83 years.
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
A summary of the status and activity of the Company’s fixed option awards is as follows:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,577,549	$67.60	1.29
Exercised	(1,875,339)	59.87
Forfeited or expired	(390,098)	77.36
Outstanding at December 31, 2015	1,312,112	75.72	0.58	$5,978
Vested or expected to vest	1,311,936	75.73	0.58	$5,977
Exercisable at December 31, 2015	1,307,487	75.82	0.57	$5,857
The Company recognized stock-based compensation expense of $2.5 million, $20.9 million and $48.9 million related to options for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, unrecognized compensation cost related to stock options was not material. The total intrinsic value of stock options exercised during 2015, 2014 and 2013 was $23.0 million, $37.1 million and $77.7 million, respectively.
Stock Option Valuation Information
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. There were no stock options granted and/or assumed during the year ended December 31, 2015 and 2014. The weighted-average fair value of stock options granted and/or assumed during the year ended December 31, 2013 was $56.97.
The assumptions used to value options granted and/or assumed are as follows:

Stock options granted or assumed during
2013
Expected volatility factor	0.39
Approximate risk free interest rate	0.4%
Expected term (in years)	3.35
Expected dividend yield	0%
Benefit Plan
The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute up to 90% of their annual eligible earnings to the plan on a pretax and after-tax basis, including Roth contributions, limited to an annual maximum amount as set periodically by the IRS. The Company, at its discretion, may contribute up to $0.50 for each dollar of employee

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contribution. The Company’s total matching contribution to an employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $15.9 million, $14.4 million and $12.7 million in 2015, 2014 and 2013, respectively. Prior to June 2015, the Company’s contributions vested over a four-year period at 25% per year. Effective in June 2015, all matching contributions vest immediately.
8. CAPITAL STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $6.3 billion, of which $500.0 million was approved in September 2015 and an additional $400.0 million was approved in January 2016. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At December 31, 2015, approximately $32.7 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the year ended December 31, 2015, the Company expended approximately $755.7 million on open market purchases under the stock repurchase program, repurchasing 10,716,850 shares of outstanding common stock at an average price of $70.52.
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
Shares for Tax Withholding
During the years ended December 31, 2015, 2014 and 2013, the Company withheld 679,694 shares, 560,239 shares and 444,657 shares, respectively, from stock awards that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of stock awards was $46.3 million, $33.7 million and $31.0 million, for 2015, 2014 and 2013, respectively. These shares are reflected as treasury stock in the Company's consolidated balance sheets and statements of equity.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. No shares of such preferred stock were issued and outstanding at December 31, 2015 or 2014.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense for the year ended December 31, 2015 totaled approximately $97.1 million, of which $22.1 million related to charges for the consolidation of leased facilities related to restructuring activities. Rental expense for the years ended December 31, 2014 and 2013 totaled approximately $77.1 million and $70.9 million, respectively. Sublease income for the years ended December 31, 2015, 2014 and 2013 was approximately $0.4 million, $0.3 million and $0.3 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, are as follows:

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31,
2016	$64,539	$272
2017	52,243	218
2018	46,199	204
2019	43,119	—
2020	35,363	—
Thereafter	153,139	—
Total	$394,602	$694

Liabilities for Loss on Lease Obligations

The Company recognizes liabilities for costs that will continue to be incurred under operating lease obligations for their remaining terms without economic benefit to the Company. The liabilities are measured and recorded at their fair values as of the cease-use date (the date the Company vacates the leased space and no longer derives economic benefit from the leases). The liabilities are included in Accrued expenses and other current liabilities and Other long-term liabilities in the consolidated balance sheets and the related expense is included in Restructuring expenses in the consolidated statements of income.

The fair values of the liabilities are determined by discounting certain future cash flows related to the leases using a credit-adjusted risk-free interest rate as of the cease-use date (Level 3). The future cash flows that are discounted include the remaining base rentals due under the leases, reduced by the estimated sublease rentals that could be reasonably obtained for the properties even if the Company has no intention to enter into a sublease. The estimate of sublease rentals may change, which would require future changes to the liabilities for loss on lease obligations.

As of December 31, 2015, the Company's liabilities for loss on lease obligations total approximately $20.7 million, of which approximately $15.0 million relates to the Company's Santa Clara Office. The calculation of these liabilities requires judgment in estimating the timing of securing subleases for the vacant space, as well as the terms of possible subleases, including the length of the sublease periods, sublease rentals, rent concessions and other tenant incentives. While the Company believes that the assumptions used in the calculation of these liabilities are reasonable, due to the inherent uncertainties related to such assumptions, there can be no assurance that the Company will be able to secure such subleases within the timing assumed in its calculations, or at all, and with terms consistent with the assumptions used.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Guarantees
The authoritative guidance requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of the authoritative guidance, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has not made material payments pursuant to these provisions as of December 31, 2015. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.
Purchase Obligations
The Company has agreements with suppliers to purchase inventory and estimates its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2016 to be approximately $11.4 million. The Company also has contingent obligations to purchase inventory for the fiscal year ended December 31, 2016, which are based on amount of usage, of approximately $18.7 million. The Company does not have any purchase obligations beyond December 31, 2016.
10. INCOME TAXES
The United States and foreign components of income before income taxes are as follows:

	2015	2014	2013
	(In thousands)
United States	$(3,332)	$82,032	$142,085
Foreign	315,209	193,674	245,805
Total	$311,877	$275,706	$387,890
The components of the provision for income taxes are as follows:

	2015	2014	2013
	(In thousands)
Current:
Federal	$27,860	$22,377	$51,389
Foreign	43,796	30,878	37,221
State	10,238	7,710	11,605
Total current	81,894	60,965	100,215
Deferred:
Federal	(75,479)	(26,922)	(34,897)
Foreign	(2,746)	(1,023)	(8,413)
State	(11,153)	(9,037)	(8,538)
Total deferred	(89,378)	(36,982)	(51,848)
Total provision	$(7,484)	$23,983	$48,367

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the breakdown between current and non-current net deferred tax assets:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets - current (1)	$—	$45,892
Deferred tax liabilities - current (1)	—	(1,053)
Deferred tax assets- non current	215,196	128,198
Deferred tax liabilities - non current	(3,903)	(8,722)
Total net deferred tax assets	$211,293	$164,315

(1)
During the year ended December 31, 2015, the Company elected to early adopt an accounting standard update on income taxes on a prospective basis. The new authoritative guidance requires deferred tax liabilities and assets along with any related valuation allowance to be classified as noncurrent on the consolidated balance sheet. The December 31, 2014 consolidated balance sheet was not retrospectively adjusted.

The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Accruals and reserves	$36,628	$27,105
Deferred revenue	84,631	65,541
Tax credits	41,444	43,211
Net operating losses	50,466	75,318
Other	7,527	12,878
Stock based compensation	46,582	63,993
Valuation allowance	(16,673)	(15,167)
Total deferred tax assets	250,605	272,879
Deferred tax liabilities:
Depreciation and amortization	(16,113)	(16,835)
Acquired technology	(15,825)	(82,357)
Prepaid expenses	(7,374)	(9,372)
Total deferred tax liabilities	(39,312)	(108,564)
Total net deferred tax assets	$211,293	$164,315
The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2015, the Company determined that a $16.7 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary.
The Company does not expect to remit earnings from its foreign subsidiaries. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $2.33 billion at December 31, 2015 and are primarily held by its foreign subsidiary in the Cayman Islands. Those earnings are considered to be permanently reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States.
At December 31, 2015, the Company had $113.1 million of remaining net operating loss carry forwards in the United States from acquisitions. The utilization of these net operating loss carry forwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2020. At December 31, 2015, the Company had $32.3 million of remaining net operating loss carry forwards in foreign jurisdictions that do not expire.
At December 31, 2015, the Company had research and development tax credit carry forwards of $65.6 million that begin to expire in 2018.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.9	1.2	1.2
Foreign operations	(22.3)	(13.8)	(14.8)
Permanent differences	6.1	3.3	(1.1)
Change in deferred tax liability related to acquired intangibles	(6.6)	(5.9)	—
Tax credits	(13.4)	(13.7)	(10.9)
Stock option compensation	0.5	1.9	0.4
Change in accruals for uncertain tax positions	(3.2)	(0.3)	3.3
Other	0.6	1.0	(0.6)
	(2.4)%	8.7%	12.5%
The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States. It was not practicable to determine the amount of unrecognized deferred tax liability for temporary differences related to investments in foreign and domestic subsidiaries.
The Company and certain of its subsidiaries are subject to U.S. federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2012.
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
The Company's effective tax rate was approximately (2.4)% and 8.7% for the year ended December 31, 2015 and 2014, respectively. The decrease in the effective tax rate when comparing the year ended December 31, 2015 to the year ended December 31, 2014 was primarily due to a change in the combination of income between the Company's U.S. and foreign operations, the decline in reserve for uncertain tax positions, as well as the impact of discrete tax benefits related to the extension of the 2015 federal research and development tax credit.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015 and 2014 is as follows (in thousands):

Balance at January 1, 2014	$63,792
Additions based on tax positions related to the current year	5,711
Additions for tax positions of prior years	12,998
Reductions related to the expiration of statutes of limitations	(4,118)
Settlements	(11,465)

Balance at December 31, 2014	66,918
Additions based on tax positions related to the current year	6,613
Additions for tax positions of prior years	4,675
Reductions related to the expiration of statutes of limitations	(9,521)
Settlements	(14,064)

Balance at December 31, 2015	$54,621

The Company does not anticipate the total amount of unrecognized tax benefits will change significantly over the next 12 months.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015 the Company is offsetting unrecognized tax benefits of $25.4 million against long-term deferred tax assets.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the year ended December 31, 2015, amounts recognized related to interest and penalties were immaterial.
The federal research and development credit expired on December 31, 2013. On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2013 and before January 1, 2015. The effects of these changes in the tax law result in net tax benefits of approximately $12.3 million, which was recognized in the fourth quarter of 2014, the quarter in which the law was enacted. The Protecting Americans from Tax Hikes Act of 2015 was signed into law on December 18, 2015, permanently extending the research credit under Section 41 for amounts paid or incurred after December 31, 2014. Accordingly, the Company recognized $19.2 million of federal research and development credit in the fourth quarter of 2015.
11. SEGMENT INFORMATION
The Enterprise and Service Provider the Mobility Apps business units constitute the Company’s two reportable segments. The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise and Service Provider and Mobility Apps products. Segment profit for each segment includes certain research and development, sales, marketing, general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, separation costs, stock-based compensation costs, charges or benefits related to significant litigation that are not anticipated to be ongoing costs, amortization and impairment of product related intangible assets, amortization and impairment of other intangible assets, net interest and other expense, net. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.
As part of its continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Cloud Services business unit that will include the ShareFile product line. The ShareFile product line is currently included within the Company's Workflow Cloud products under the Mobility Apps segment. The Company is currently evaluating its segment reporting and goodwill reporting units for 2016 as a result of these changes.
International revenues (sales outside of the United States) accounted for approximately 43.1%, 45.2% and 45.4% of the Company’s net revenues for the year ended December 31, 2015, 2014, and 2013, respectively.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenues and segment profit for 2015, 2014 and 2013 classified by the Company’s reportable segments, are presented below:

	2015	2014	2013
	(In thousands)
Net revenues:
Enterprise and Service Provider	$2,544,302	$2,491,294	$2,335,562
Mobility Apps	731,292	651,562	582,872
Consolidated	$3,275,594	$3,142,856	$2,918,434
Segment profit (1):
Enterprise and Services Provider	$759,614	$589,076	$588,138
Mobility Apps	83,535	115,998	116,061
Unallocated expenses (2):
Amortization and impairment of intangible assets	(239,915)	(192,325)	(139,541)
Patent litigation charge	—	(20,727)	—
Other	982	—	—
Restructuring	(100,411)	(20,424)	—
Net interest and other (expense) income, net	(38,208)	(26,605)	7,173
Stock-based compensation	(147,368)	(169,287)	(183,941)
Separation costs	(6,352)	—	—
Consolidated income before income taxes	$311,877	$275,706	$387,890

(1)
Effective January 1, 2015, the Company revised its methodology for allocating certain corporate costs within General and administrative expenses to more closely align these costs to the employees directly utilizing the related services within each of its reporting segments in connection with organizational structure changes that changed the manner in which shared support services are provided. This change in presentation does not affect the Company's consolidated financial position, results from operations or cash flows.

(2)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.
Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2015	2014
	(In thousands)
Identifiable assets:
Enterprise and Service Provider	$4,578,436	$4,879,513
Mobility Apps	903,002	632,494
Total identifiable assets	$5,481,438	$5,512,007

	December 31,
	2015	2014
	(In thousands)
Property and equipment, net:
United States	$294,982	$284,463
United Kingdom	28,851	29,556
Other countries	49,984	53,760
Total property and equipment, net	$373,817	$367,779
The decreases in identifiable assets are primarily due to decreases in the Company's available for sale investments. See Note 4 for additional information regarding the Company’s investments.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal year 2015, there was no individual customer that accounted for over 10% of the Company's total net revenues. In fiscal years 2014 and 2013, one distributor, Ingram Micro, accounted for 13% and 14%, respectively, of the Company’s total net revenues. The Company’s distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), one of which was individually responsible for over 10% of the Company’s total net revenues in fiscal years 2014 and 2013. Total net revenues associated with Ingram Micro are included in the Company's Enterprise and Service Provider business unit.
Revenues by product grouping for the Company’s Enterprise and Service Provider and Mobility Apps business units were as follows for the years ended:

	December 31,
	2015	2014	2013
	(In thousands)
Net revenues:
Enterprise and Service Provider
Workspace Services revenues(1)	$1,645,331	$1,606,903	$1,549,383
Delivery Networking revenues(2)	741,121	695,734	634,598
Professional services(3)	147,488	175,541	138,879
Other	10,362	13,116	12,702
Total Enterprise and Service Provider revenues	2,544,302	2,491,294	2,335,562
Mobility Apps revenues	731,292	651,562	582,872
Total net revenues	$3,275,594	$3,142,856	$2,918,434

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s windows app delivery products, which includes XenDesktop and XenApp, and the Company's mobile app delivery products, which include XenMobile and related license updates and maintenance and support.

(2)	Delivery Networking revenues primarily include NetScaler, ByteMobile Smart Capacity and CloudBridge products and related license updates and maintenance and support.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the years ended:

	December 31,
	2015	2014	2013
	(In thousands)
Net revenues:
Enterprise and Service Provider
Americas	$1,394,985	$1,328,851	$1,263,673
EMEA	866,775	859,404	785,862
Asia-Pacific	282,542	303,039	286,027
Total Enterprise and Service Provider revenues	2,544,302	2,491,294	2,335,562
Mobility Apps
Americas	616,900	541,145	488,307
EMEA	91,324	87,705	73,529
Asia-Pacific	23,068	22,712	21,036
Total Mobility Apps revenues	731,292	651,562	582,872
Total net revenues	$3,275,594	$3,142,856	$2,918,434
Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2015, 2014 and 2013 were $180.2 million, $193.8 million and $215.3 million, respectively.
12. CONVERTIBLE SENIOR NOTES
Convertible Notes Offering
During 2014, the Company completed a private placement of approximately $1.44 billion principal amount of 0.500% Convertible Notes due 2019. The net proceeds from this offering were approximately $1.42 billion, after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company. The Company used approximately $82.6 million of the net proceeds to pay the cost of the Bond Hedges described below (after such cost was partially offset by the proceeds to the Company from the Warrant Transactions described below). The Company used the remainder of the net proceeds from the offering and a portion of its existing cash and investments to purchase an aggregate of approximately $1.5 billion of its common stock, as authorized under its share repurchase program. The Company used approximately $101.0 million to purchase shares of common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of common stock through an Accelerated Share Repurchase ("ASR") which the Company entered into with Citibank, N.A. (the “ASR Counterparty”) on April 25, 2014 (the “ASR Agreement”).
The Convertible Notes are governed by the terms of an indenture, dated as of April 30, 2014 (the “Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.500% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The Convertible Notes will mature on April 15, 2019, unless earlier repurchased or converted. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. As of December 31, 2015, none of the conditions allowing holders of the Notes to convert had been met.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Convertible Notes consist of the following (in thousands):

December 31, 2015
Liability component
Principal	$1,437,500
Less: note discount	(112,508)
Net carrying amount	1,324,992
Equity component *	$162,869
* Recorded in the consolidated balance sheet within additional paid-in capital.
The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

	Year Ended December 31,
	2015	2014
Contractual interest expense	$7,188	$4,792
Amortization of debt issuance costs	3,974	2,461
Amortization of debt discount	32,039	20,832
	$43,201	$28,085
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $120.00 per share. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity. As of December 31, 2015, no warrants have been exercised.
Aside from the initial payment of a premium to the Option Counterparties under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparties under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.
13. CREDIT FACILITY
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including future acquisitions. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at the LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. The weighted average interest rate for the period that amounts were outstanding under the Credit Facility was 1.82%. As of December 31, 2015, there were no amounts outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of December 31, 2015.
14. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of December 31, 2015, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed twelve months and the maximum term is eighteen months.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total cumulative unrealized loss on cash flow derivative instruments was $2.3 million at December 31, 2015 and the total cumulative unrealized loss on cash flow derivative instruments was $8.3 million at December 31, 2014, and is included in Accumulated other comprehensive loss in the accompanying consolidated balance sheets. The net unrealized loss as of December 31, 2015 is expected to be recognized in income over the next twelve months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$436	Prepaid expenses and other current assets	$435	Accrued expenses and other current liabilities	$2,895	Accrued expenses and other current liabilities	$9,364

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$627	Prepaid expenses and other current assets	$771	Accrued expenses and other current liabilities	$783	Accrued expenses and other current liabilities	$328
The Effect of Derivative Instruments on Financial Performance

	For the Year ended December 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2015	2014		2015	2014
Foreign currency forward contracts	$6,090	$(11,197)	Operating expenses	$(13,027)	$2,123
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year ended December 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2015	2014
Foreign currency forward contracts	Other expense, net	$1,669	$3,551
Outstanding Foreign Currency Forward Contracts
As of December 31, 2015, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 1,433
Brazilian Real	BRL 5,700
British pounds sterling	GBP 21,510
Canadian dollars	CAD 4,700
Chinese renminbi	CNY 35,000
Danish krone	DKK 19,000
Euro	EUR 1,500
Hong Kong dollars	HKD 50,813
Indian rupees	INR 660,475
Japanese yen	JPY 449,015
Singapore dollars	SGD 11,629
Swiss francs	CHF 20,400

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$319,361	$251,723	$339,523
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	158,874	169,879	186,672
Effect of dilutive employee stock awards:
Employee stock awards	1,488	1,391	1,573
Denominator for diluted earnings per share - weighted-average shares outstanding	160,362	171,270	188,245
Basic earnings per share	$2.01	$1.48	$1.82
Diluted earnings per share	$1.99	$1.47	$1.80
Anti-dilutive weighted-average shares	2,151	3,026	3,647

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

The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Senior Notes (the "Convertible Notes") on diluted earnings per share, if applicable, as upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of $90.00 per share. For the year ended December 31, 2015, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 12 to the Company's consolidated financial statements for detailed information on the Convertible Notes offering.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows (in thousands):

	Foreign currency	Unrealized gain (loss) on available-for-sale securities	Unrealized gain (loss) on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2014	$(16,346)	$(990)	$(8,345)	$(11,109)	$(36,790)
Other comprehensive income (loss) before reclassifications	—	(2,080)	(6,937)	4,083	(4,934)
Amounts reclassified from Accumulated other comprehensive loss	—	170	13,027	—	13,197
Net current period other comprehensive income (loss)	—	(1,910)	6,090	4,083	8,263
Balance at December 31, 2015	$(16,346)	$(2,900)	$(2,255)	$(7,026)	$(28,527)
Income tax expense or benefit allocated to each component of other comprehensive loss is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows (in thousands):

	For the Twelve Months Ended December 31, 2015
	(In thousands)
Details about Accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss, net of tax	Affected line item in the Consolidated Statements of Income
Unrealized net loss on available-for-sale securities	$170	Other expense, net
Unrealized net loss on cash flow hedges	13,027	Operating expenses *
	$13,197
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
17. RESTRUCTURING
2015 Other Restructuring Program
On November 17, 2015, the Company announced the implementation of a restructuring program that will focus on simplification of the Company’s enterprise go-to-market motion and roles while improving coverage, reflect changes in the Company’s product focus, and balance resources with demand across the Company’s marketing, general and administration areas. The 2015 Other Restructuring Program calls for the elimination of approximately 700 full-time positions, of which 350 were communicated in 2015. During the year ended December 31, 2015, the Company incurred costs of $29.7 million associated with the program. The Company currently expects to record in the aggregate approximately $55.0 million to $60.0 million in pre-tax restructuring charges associated with this program. The majority of these charges are related to employee severance, outplacement, professional service fees, and facility closing costs. The Company currently anticipates completing the activities related to the 2015 Other Restructuring Program during the first half of fiscal year 2016.
2015 Restructuring Program
On January 28, 2015, the Company announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, the Company eliminated approximately 700 full-time positions in the first half of 2015. During the year ended December 31, 2015, the Company incurred costs of $68.9 million, primarily related to employee severance arrangements and the consolidation of leased facilities. The majority of the activities related to the 2015 Restructuring Program were substantially completed by the end of 2015.
2014 Restructuring Program
During the first quarter of 2014, the Company announced the implementation of the 2014 Restructuring Program. The purpose of this program was to better align resources to strategic initiatives and resulted in the Company reducing its headcount

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by approximately 325 full-time positions. The pre-tax charges incurred were primarily related to severance and other costs directly related to the reduction of the Company's workforce. The activities under the 2014 Restructuring Program were substantially completed as of the end of the first quarter of 2015. As of December 31, 2015, total charges related to the 2014 Restructuring Program incurred since inception were $22.2 million, primarily related to employee severance and related costs.
Restructuring Charges by Segment
Restructuring charges related to the reduction of the Company's headcount by segment consists of the following (in thousands):

	Year ended	Year ended
	December 31, 2015	December 31, 2014
2014 Restructuring Program
Enterprise and Service Provider	$1,724	$14,092
Mobility Apps	50	6,332
2015 Restructuring Program
Enterprise and Service Provider	67,548	—
Mobility Apps	1,357	—
2015 Other Restructuring Program
Enterprise and Service Provider	27,680	—
Mobility Apps	2,052	—
Total restructuring charges	$100,411	$20,424
Restructuring accruals
The activity in the Company’s restructuring accruals for the year ended December 31, 2015 is summarized as follows (in thousands):

	2014 Restructuring Program	2015 Restructuring Program	2015 Other Restructuring Program	Total
Balance at January 1, 2015	$2,780	$—	$—	$2,780
Employee severance and related costs	2,060	44,837	29,732	76,629
Consolidation of leased facilities	—	22,100	—	22,100
Payments	(3,433)	(44,243)	(13,151)	(60,827)
Reversal of previous charges	(286)	—	—	(286)
Balance at December 31, 2015	$1,121	$22,694	$16,581	$40,396

As of December 31, 2015, the $40.4 million in outstanding restructuring accruals primarily relates to the Enterprise and Service Provider segment.
18. RECENT ACCOUNTING PRONOUNCEMENTS
In November 2015, the Financial Accounting Standards Board issued an accounting standard update on income taxes. The new authoritative guidance requires deferred tax liabilities and assets, along with any related valuation allowance, to be classified as noncurrent on the consolidated balance sheet. This standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period, with early adoption permitted. The amendment may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to prospectively adopt the accounting standard in the beginning of the fourth quarter of 2015. Prior periods in the Company's Consolidated Financial Statements were not retrospectively adjusted.
In September 2015, the Financial Accounting Standards Board issued an accounting standard update on business combinations. The new guidance requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed as of

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The guidance becomes effective for fiscal years and interim reporting periods beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations and cash flows.
In April 2015, the Financial Accounting Standards Board issued an accounting standard update on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance becomes effective for fiscal years and interim reporting periods beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position, results of operations and cash flows.
In May 2014, the Financial Accounting Standards Board issued an accounting standard update on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. In July 2015, the Financial Accounting Standards Board issued an accounting standard update that defers the effective date of the new revenue recognition standard by one year. The new guidance is effective for annual reporting periods beginning on or after December 15, 2017, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company has initiated an assessment of its systems, data and processes related to the implementation of this accounting standard, which is expected to be completed during 2016. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

CITRIX SYSTEMS, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2015
Net revenues	$760,802	$796,759	$813,270	$904,763	$3,275,594
Gross margin	628,196	664,008	667,016	702,010	2,661,230
Income from operations	51,732	122,149	63,798	112,406	350,085
Net income	28,887	103,275	55,925	131,274	319,361
Earnings per share - basic	0.18	0.64	0.35	0.85	2.01
Earnings per share - diluted	0.18	0.64	0.35	0.84	1.99
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2014
Net revenues	$750,819	$781,560	$758,994	$851,483	$3,142,856
Gross margin	616,493	606,304	623,009	676,831	2,522,637
Income from operations	71,887	54,419	58,597	117,408	302,311
Net income	55,939	53,024	47,532	95,228	251,723
Earnings per share - basic	0.30	0.31	0.29	0.59	1.48
Earnings per share - diluted	0.30	0.31	0.29	0.58	1.47
The sum of the quarterly net income per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2015
Deducted from asset accounts:
Allowance for doubtful accounts	$3,791	$5,664	$—		$3,174	(2)	$6,281
Allowance for returns	2,185	—	3,276	(1)	4,023	(4)	1,438
Valuation allowance for deferred tax assets	15,167	—	1,506	(5)	—		16,673
2014
Deducted from asset accounts:
Allowance for doubtful accounts	$3,292	$2,861	$76	(3)	$2,438	(2)	$3,791
Allowance for returns	2,062	—	5,049	(1)	4,926	(4)	2,185
Valuation allowance for deferred tax assets	26,465	—	(11,298)	(5)	—		15,167
2013
Deducted from asset accounts:
Allowance for doubtful accounts	$3,883	$1,046	$—		$1,637	(2)	$3,292
Allowance for returns	2,564	—	4,473	(1)	4,975	(4)	2,062
Valuation allowance for deferred tax assets	18,185	—	8,280	(5)	—		26,465

(1)	Charged against revenues.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Adjustments from acquisitions.

(4)	Credits issued for returns.

(5)	Related to deferred tax assets on foreign tax credits, net operating loss carryforwards, and depreciation.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 29, 2013)
3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 31, 2015)
4.1	Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended)
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
10.2*
First Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 28, 2010)

10.3*
Second Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.4*
Third Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated as of June 2, 2011)

10.5*
Fourth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated as of May 31, 2012)

10.6*
Fifth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013)

10.7*
Sixth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 29, 2013)

10.8*
Form of Global Stock Option Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.9*
Form of Restricted Stock Unit Agreement For Non-Employee Directors under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.10*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Performance Based Awards) (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.11*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Time Based Awards) (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.12*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Long Term Incentive) (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.13*
Form of Long Term Incentive Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

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
10.18*
Form of Change in Control Agreement by and between the Company and each of David J. Henshall, David R. Freidman and Alvaro J. Monserrat (incorporated by reference herein to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.19*
Form of First Amendment to Change of Control Agreement (Chief Executive Officer) between the Company and Mark Templeton (incorporated by reference herein to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.20*
Form of First Amendment to Change of Control Agreement between the Company and each of David J. Henshall, David R. Friedman and Alvaro J. Monserrat (incorporated by reference herein to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.21*
Form of Amendment to Change in Control Agreements by and between the Company and each of David J. Henshall, David R. Freidman and Alvaro J. Monserrat (incorporated herein by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.22*
Form of Indemnification Agreement by and between the Company and each of its Directors and executive officers (incorporated herein by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

10.23*
Form of Change in Control Agreement by and between the Company and each of William Burley Catherine Courage, Sudhakar Ramakrishna, Christopher Hylen, Timothy Minahan, Klaus Oestermann,
 Geir Ramleth, Robson Grieve and Carlos Sartorius (incorporated by reference herein to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.24*	Citrix Systems, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2014)
10.25
Form of Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2014)

10.26
Form of Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.27
Form of Additional Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.28
Form of Additional Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.29
Master Confirmation between Citibank, N.A. and Citrix Systems, Inc., dated April 25, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.30
Credit Agreement, dated as of January 7, 2015, by and among Citrix Systems, Inc., the initial lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2015)

10.31*
Mutual Separation and Release Agreement, dated as of February 25, 2015, by and between the Company and Sudhakar Ramakrishna (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2015)

10.32*
Mutual Separation and Release Agreement, dated as of January 12, 2015, by and between the Company and Al Monserrat (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2015)

10.33
Cooperation Agreement, by and among Citrix Systems, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated July 28, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 28, 2015)

10.34*	2015 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 7, 2015)
10.35*
Retention Agreement, dated October 12, 2015, by and between Citrix Systems, Inc. and Mark B. Templeton (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 16, 2015)

10.36*
Employment Agreement, dated October 20, 2015, by and between Citrix Systems, Inc. and Robert M. Calderoni (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 26, 2015)

10.37*
Form of Incentive Agreement by and between the Citrix Systems, Inc. and each of William Burley, David R. Friedman, David J. Henshall, Christopher Hylen, Jesse Lipson, Timothy Minahan, Klaus Oestermann, T. Geir Ramleth and Carlos Sartorius (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

10.38
First Amendment to Credit Agreement, dated as of August 7, 2015, by and among Citrix Systems, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

10.39*
Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert Calderoni granted August 1, 2015 (Time Based Awards) (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

10.40*
Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert Calderoni granted August 1, 2015 (Performance Based Awards) (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

10.41*
Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert Calderoni granted August 1, 2015 (Performance Based Awards) (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

10.42*
Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for each of William Burley, David J. Henshall, Christopher Hylen, Jesse Lipson, Timothy Minahan, Klaus Oestermann, Carlos Sartorius and T. Geir Ramleth (Performance Based Awards) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

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