Form 10-Q
period 2016-03-31
CITRIX SYSTEMS INC
filed 2016-05-06
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016 there were 155,102,006 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2016

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$513,306	$368,518
Short-term investments, available-for-sale	642,448	502,852
Accounts receivable, net of allowances of $6,113 and $7,719 at March 31, 2016 and December 31, 2015, respectively	450,000	669,276
Inventories, net	12,194	10,521
Prepaid expenses and other current assets	169,622	132,784
Total current assets	1,787,570	1,683,951
Long-term investments, available-for-sale	849,490	891,964
Property and equipment, net	376,012	373,817
Goodwill	1,962,232	1,962,722
Other intangible assets, net	281,796	283,418
Deferred tax assets, net	205,938	215,196
Other assets	55,651	56,449
Total assets	$5,518,689	$5,467,517
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$85,490	$95,396
Accrued expenses and other current liabilities	310,881	317,468
Income taxes payable	18,458	18,351
Current portion of deferred revenues	1,209,435	1,249,754
Total current liabilities	1,624,264	1,680,969
Long-term portion of deferred revenues	412,580	414,314
Convertible notes	1,320,240	1,311,071
Other liabilities	93,525	87,717
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 300,698 and 299,113 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	301	299
Additional paid-in capital	4,632,163	4,566,919
Retained earnings	3,558,088	3,474,625
Accumulated other comprehensive loss	(21,063)	(28,527)
	8,169,489	8,013,316
Less - common stock in treasury, at cost (146,151 and 145,296 shares at March 31, 2016 and December 31, 2015, respectively)	(6,101,409)	(6,039,870)
Total stockholders' equity	2,068,080	1,973,446
Total liabilities and stockholders' equity	$5,518,689	$5,467,517
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share information)
Revenues:
Product and licenses	$202,205	$183,281
Software as a service	197,848	169,364
License updates and maintenance	393,018	371,297
Professional services	32,607	36,860
Total net revenues	825,678	760,802
Cost of net revenues:
Cost of product and license revenues	31,395	24,684
Cost of services and maintenance revenues	92,582	89,190
Amortization of product related intangible assets	15,115	18,357
Impairment of product related intangible assets	—	375
Total cost of net revenues	139,092	132,606
Gross margin	686,586	628,196
Operating expenses:
Research and development	123,959	144,641
Sales, marketing and services	292,748	306,405
General and administrative	90,779	82,026
Amortization of other intangible assets	7,394	9,441
Restructuring	46,065	33,951
Separation	14,687	—
Total operating expenses	575,632	576,464
Income from operations	110,954	51,732
Interest income	3,751	2,834
Interest expense	11,155	11,120
Other expense, net	(1,003)	(7,849)
Income before income taxes	102,547	35,597
Income tax expense	19,084	6,710
Net income	$83,463	$28,887
Earnings per share:
Basic	$0.54	$0.18
Diluted	$0.54	$0.18
Weighted average shares outstanding:
Basic	154,067	160,323
Diluted	155,945	162,036

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)

Net income	$83,463	$28,887
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains	4,099	2,194
Less: reclassification adjustment for net (gains) losses included in net income	(22)	68
Net change (net of tax effect)	4,077	2,262
Cash flow hedges:
Change in unrealized gains (losses)	2,222	(5,691)
Less: reclassification adjustment for net losses included in net income	1,165	4,247
Net change (net of tax effect)	3,387	(1,444)
Other comprehensive income	7,464	818
Comprehensive income	$90,927	$29,705

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	2016	2015
	(In thousands)
Operating Activities
Net income	$83,463	$28,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	70,961	74,081
Stock-based compensation expense	42,097	34,211
Excess tax benefit from stock-based compensation	(5,889)	(1,151)
Deferred income tax expense	4,830	19,013
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,454)	10,007
Other non-cash items	2,641	3,490
Total adjustments to reconcile net income to net cash provided by operating activities	113,186	139,651
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	219,570	231,034
Inventories	(2,072)	319
Prepaid expenses and other current assets	(29,115)	(7,313)
Other assets	750	(9,185)
Income taxes, net	1,602	(18,954)
Accounts payable	(14,559)	1,883
Accrued expenses and other current liabilities	2,919	(34,405)
Deferred revenues	(37,402)	(41,840)
Other liabilities	1,623	1,794
Total changes in operating assets and liabilities, net of the effects of acquisitions	143,316	123,333
Net cash provided by operating activities	339,965	291,871
Investing Activities
Purchases of available-for-sale investments	(466,718)	(556,484)
Proceeds from sales of available-for-sale investments	234,242	432,908
Proceeds from maturities of available-for-sale investments	139,244	161,429
Purchases of property and equipment	(41,550)	(44,091)
Cash paid for acquisitions, net of cash acquired	—	(89,467)
Cash paid for licensing agreements and technology	(24,281)	(2,082)
Other	1,008	(737)
Net cash used in investing activities	(158,055)	(98,524)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	6,024	8,413
Proceeds from credit facility	—	95,000
Repayment of acquired debt	—	(3,175)
Excess tax benefit from stock-based compensation	5,889	1,151
Stock repurchases, net	(28,689)	(124,928)
Cash paid for tax withholding on vested stock awards	(22,428)	(19,394)
Net cash used in financing activities	(39,204)	(42,933)
Effect of exchange rate changes on cash and cash equivalents	2,082	(7,630)
Change in cash and cash equivalents	144,788	142,784
Cash and cash equivalents at beginning of period	368,518	260,149
Cash and cash equivalents at end of period	$513,306	$402,933
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
As part of its continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Cloud Services business unit that primarily includes the ShareFile product line. Prior to 2016, the ShareFile product line was included within the Company's Workflow Cloud products under the Mobility Apps segment. The Company's management has changed how it views the business primarily due to operational initiatives announced in 2015, which include increased emphasis and investments in core enterprise products for secure and reliable application and data delivery. As a result, the Company realigned its Cloud Services products and services to be included in the Enterprise and Service Provider segment effective January 1, 2016 in contemplation of the strategic shift and the proposed spin-off of the GoTo family of products. See Note 18 for more information on the Company's proposed spin-off.
The Company’s revenues are derived from its Enterprise and Service Provider products, which primarily include its Workspace Services, Delivery Networking and Cloud Services products and related license updates and maintenance and professional services, and from its Mobility Apps products, which primarily include Communications Cloud and Workflow Cloud products. Enterprise and Service Provider and Mobility Apps business units constitute the Company's two reportable segments. See Note 9 for more information on the Company's segments.
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
Available-for-sale Investments
Short-term and long-term available-for-sale investments as of March 31, 2016 and December 31, 2015 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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
Revenue Recognition
Net revenues include the following categories: Product and licenses, SaaS, License updates and maintenance and Professional services. Product and licenses revenues primarily represent fees related to the licensing of the Company’s software and hardware appliances. These revenues are reflected net of sales allowances, cooperative advertising agreements, partner incentive programs and provisions for returns. SaaS revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term, which is typically 12 months. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. License updates and maintenance revenues consist of fees related to the Subscription Advantage program and maintenance fees, which include technical support and hardware and software maintenance. Subscription Advantage is a renewable program that provides subscribers with immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract. Subscription Advantage and maintenance fees are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third-party commissions related to Subscription Advantage, maintenance and support renewals. The capitalized commissions are amortized to Sales, marketing and services expense at the time the related deferred revenue is recognized as revenue. Hardware and software maintenance and support contracts are typically sold separately. Hardware maintenance includes technical support, the latest software upgrades when and if they become available, and replacement of malfunctioning appliances. Dedicated account management is available as an add-on to the program for a higher level of service. Software maintenance includes unlimited technical support, immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract during the term of the contract. Professional services revenues are comprised of fees from consulting services related to the implementation of the Company’s products and fees from product training and certification, which are recognized as the services are provided.
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
The Citrix Service Provider ("CSP") program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.

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
The Company’s Mobility Apps products and a majority of Cloud Services are considered hosted service arrangements per the authoritative guidance, or SaaS. Generally, the Company’s Mobility Apps products are sold separately and not bundled with the Enterprise and Service Provider business unit’s products and services.
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.0 million and $1.4 million at March 31, 2016 and December 31, 2015, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income	$83,463	$28,887
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	154,067	160,323
Effect of dilutive employee stock awards	1,878	1,713
Denominator for diluted earnings per share - weighted-average shares outstanding	155,945	162,036
Basic earnings per share	$0.54	$0.18
Diluted earnings per share	$0.54	$0.18
Anti-dilutive weighted-average shares from stock awards	1,202	3,651

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include the effect of the potential outstanding common stock from the Company's Convertible Senior Notes (the "Convertible Notes") and warrants. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive.

The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share, if applicable, as upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of $90.00 per share. For the three months ended March 31, 2016 and 2015, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 10 to the Company's condensed consolidated financial statements for detailed information on the Convertible Notes offering.

Common shares potentially issuable of 1,104,819 from stock options for the three months ended March 31, 2016 are excluded from the calculation of diluted earnings per share because the weighted average exercise price of $79.72 was greater than the average market price of common stock for the period.
4. ACQUISITIONS AND DIVESTITURES
2016 Asset Acquisition
On January 8, 2016, the Company acquired certain monitoring technology assets from a privately-held company for total cash consideration of $23.6 million ("2016 Asset Acquisition"). The acquisition provides a monitoring solution for Citrix's products as it relates to Microsoft Windows applications and desktop delivery. The identifiable intangible assets acquired related primarily to product technologies.
2016 Divestiture
Effective February 29, 2016, the Company sold its CloudPlatform and CloudPortal Business Manager products to Persistent Telecom Solutions, Inc. The agreement included contingent consideration in the form of an earnout provision based on revenue for a period of five years following the closing date. Any income associated with the contingent consideration will be recognized if the earnout provisions are met.

2015 Acquisitions
Sanbolic
On January 8, 2015, the Company acquired all of the issued and outstanding securities of Sanbolic, Inc. (“Sanbolic”). The Company expected the Sanbolic technology would reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of the Company's Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.5 million, of which the Company expensed $0.2 million during the three months ended March 31, 2015, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of the Company's common stock, for which the vesting period began on the closing of the transaction. During the fourth quarter of 2015, management performed a comprehensive operational review which included an evaluation of all of the Company's products. In connection with this review, management determined that the Sanbolic technology was a non-core solution and that the related product offerings will no longer be developed. As a result, the Company impaired the remaining carrying value of the intangible assets related to this acquisition in the fourth quarter of 2015.
Grasshopper
On May 18, 2015, the Company acquired all of the membership interests of Grasshopper Group, LLC (“Grasshopper”), a leading provider of cloud-based phone solutions for small businesses. With the acquisition, the Company will expand its breadth of communication and collaboration solutions for small businesses, including GoToMeeting, GoToTraining, GoToWebinar and OpenVoice. Grasshopper became part of the Mobility Apps segment. Total cash consideration for this transaction was approximately $161.5 million, net of $3.6 million cash acquired. Transaction costs associated with the acquisition were $0.3 million, all of which the Company expensed during the three months ended March 31, 2015, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 105,765 shares of the Company's common stock, for which the vesting period commenced on the closing of the transaction.
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	March 31, 2016				December 31, 2015
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$540,090	$1,057	$(193)	$540,954	$530,981	$757	$(1,216)	$530,522
Corporate securities	736,440	1,048	(645)	736,843	699,210	90	(1,929)	697,371
Municipal securities	3,889	22	(1)	3,910	14,872	14	(8)	14,878
Government securities	210,065	170	(4)	210,231	152,376	9	(340)	152,045
Total	$1,490,484	$2,297	$(843)	$1,491,938	$1,397,439	$870	$(3,493)	$1,394,816
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2016 were approximately seven months and three years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three months ended March 31, 2016 and 2015, the Company received proceeds from the sales of available-for-sale investments of $234.2 million and $432.9 million, respectively.

The Company had realized gains on the sales of available-for-sale investments during the three months ended March 31, 2016 and 2015, of $0.2 million and $0.1 million, respectively. For the three months ended March 31, 2016 and 2015, the Company had realized losses on available-for-sale investments of $0.2 million and $0.2 million, respectively, primarily related to prepayments at par of securities purchased at a premium.
All realized gains and losses related to the sales of available-for-sale investments are included in Other expense, net, in the accompanying condensed consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of March 31, 2016 and December 31, 2015 were $0.8 million and $3.5 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $19.9 million as of March 31, 2016 and December 31, 2015, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. For the three months ended March 31, 2016, certain cost method investments with a combined carrying value of $1.0 million were determined to be impaired and written down to their estimated fair value of $0.7 million. The $0.3 million impairment charge is included in Other expense, net in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2015, the Company determined that certain cost method investments were impaired and recorded a charge of $0.5 million, which was included in Other expense, net in the accompanying condensed consolidated statements of income.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$235,431	$235,431	$—	$—
Money market funds	270,452	270,452	—	—
Corporate securities	7,423	—	7,423	—
Available-for-sale securities:
Agency securities	540,954	—	540,954	—
Corporate securities	736,843	—	735,491	1,352
Municipal securities	3,910	—	3,910	—
Government securities	210,231	—	210,231	—
Prepaid expenses and other current assets:
Foreign currency derivatives	3,836	—	3,836	—
Total assets	$2,009,080	$505,883	$1,501,845	$1,352
Accrued expenses and other current liabilities:
Foreign currency derivatives	3,279	—	3,279	—
Total liabilities	$3,279	$—	$3,279	$—

	As of December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$261,962	$261,962	$—	$—
Money market funds	102,968	102,968	—	—
Corporate securities	3,588	—	3,588	—
Available-for-sale securities:
Agency securities	530,522	—	530,522	—
Corporate securities	697,371	—	695,809	1,562
Municipal securities	14,878	—	14,878	—
Government securities	152,045	—	152,045	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,063	—	1,063	—
Total assets	$1,764,397	$364,930	$1,397,905	$1,562
Accrued expenses and other current liabilities:
Foreign currency derivatives	3,678	—	3,678	—
Total liabilities	$3,678	$—	$3,678	$—
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

Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended March 31, 2016, certain cost method investments with a combined carrying value of $1.0 million were determined to be impaired and written down to their estimated fair value of $0.7 million. The $0.3 million impairment charge is included in Other expense, net in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2015, the Company determined that certain cost method investments were impaired and recorded a charge of $0.5 million which was included in Other expense, net in the accompanying condensed consolidated financial statements. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
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
In connection with the change in segment composition, during the first quarter of 2016, the Company performed an assessment of its goodwill reporting units and determined that the recent Cloud Services reorganization resulted in the identification of three goodwill reporting units. The identification of these reporting units triggered a reallocation of goodwill as of January 1, 2016 based on the relative fair value approach. The fair value of each reporting unit was determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on revenue and earnings multiples for guideline public companies and guideline transactions in the reporting unit's peer group. Specific to the income approach, key assumptions used include forecasts of revenue and expenses over an extended period of time, tax rates, long term growth rates and estimated costs of debt and equity capital to discount the projected cash flows. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. See Note 8 to the Company's condensed consolidated financial statements for detailed information related to Goodwill and Other Intangible Assets.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of March 31, 2016, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended March 31, 2016, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
Convertible Senior Notes	$1,564,000	$1,320,240

7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2016, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its 2014 Equity Incentive Plan (the "2014 Plan"). In December 2014, the Company's Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company's Annual Meeting of Stockholders held on May 28, 2015. The 2015 ESPP has replaced the Company's Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the "2005 ESPP"). In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 2005 Equity Incentive Plan and the 2005 ESPP.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 29,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s Amended and Restated 2005 Equity Incentive Plan, as amended, that are forfeited, canceled or otherwise terminated (other than by exercise) are added to its shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of March 31, 2016, there were 22,786,674 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans including authorization under its 2014 Plan to grant stock-based awards covering 16,119,469 shares of common stock.
Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of March 31, 2016, 3,872,661 shares had been issued under the 2005 ESPP. As of March 31, 2016, 527,367 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plans of $2.7 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.
The Company used the Black-Scholes model to estimate the fair value of its Employee Stock Purchase Plan awards with the following weighted-average assumptions:

Three Months Ended
March 31, 2016
Expected volatility factor	0.41
Risk free interest rate	0.35%
Expected dividend yield	0%
Expected life (in years)	0.5
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
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended	Three Months Ended
Income Statement Classifications	March 31, 2016	March 31, 2015
Cost of services and maintenance revenues	$770	$550
Research and development	10,076	13,257
Sales, marketing and services	12,390	10,696
General and administrative	18,861	9,708
Total	$42,097	$34,211
Non-vested Stock Units
Performance, Market Performance and Service Condition Stock Units
In January 2016, the Company granted its Chief Executive Officer 220,235 non-vested stock units that vest based on certain target performance conditions; and in March 2016, the Company granted senior level employees 234,816 non-vested stock units that vest based on certain target performance conditions. The attainment level under the awards will be based on the Company's compound annualized total return to stockholders over a three-year performance period, with 100% of such stock units earned if the Company achieves total shareholder return of 10% over the performance period. Further, if the Company achieves annualized total shareholder return of less than 10% during the performance period, the awardees may earn all or a portion of the target award, but not in excess of 100% of such stock units, depending upon the Company’s relative total shareholder return compared to companies listed in the S&P Computer Software Select Index. If the Company's compound annualized total shareholder return is 5% or above, the number of non-vested stock units earned will be based on interpolation, with the maximum number of non-vested stock units earned capped at 200% of the target number of non-vested stock units for a compound annualized total return to stockholders of 30% over a three-year performance period as set forth in the award agreement. Within sixty days following an interim measurement period of 18 months, the Compensation Committee will determine the number of restricted stock units that would be deemed earned based on performance to date, and up to 33% of the target award may be earned based on such performance; however, any stock units that are deemed earned will remain subject to continued service vesting until the end of the three-year performance period, or a change in control, if earlier. Within sixty days following the conclusion of the performance period, the Company’s Compensation Committee will determine the number of restricted stock units that would vest upon the final day of the performance period based on the Company’s performance during the period and in accordance with the terms of the award. On the vesting date, the greater of the full period restricted stock units, or the interim earned restricted stock units, will vest in one installment.
In March 2015, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 393,464 non-vested stock units that vest based on certain target market performance and service conditions. The number of non-vested stock units underlying the award will be determined within sixty days of the calendar year following the end of a three-year performance period ending December 31, 2017. The attainment level under the award will be based on the Company's total return to stockholders over the performance period compared to the return on the Nasdaq Composite Total Return Index (the "XCMP"). If the Company's return is positive and meets or exceeds the indexed return, the number of non-vested stock units earned will be based on interpolation, with the maximum number of non-vested stock units earned pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement if the Company's return exceeds the indexed return by 40% or more. If the Company's return over the performance period is positive but underperforms the index, a number of non-vested stock units will be issued, below the target award, based on interpolation; however, no non-vested stock units will be issued if the Company's return underperforms the index by more than 20% over the performance period. In the event the Company's return to stockholders is negative but still meets or exceeds the indexed return, only 75% of the target award shall be issued. If the awardee is not employed by the Company at the end of the performance period; the extent to which the awardee will vest in the award, if at all, is dependent upon the timing and character of the termination as provided in the award agreement. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company's common stock.

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

	March 2016 Grant	January 2016 Grant	March 2015 Grant
Expected volatility factor	0.29 - 0.39	0.29 - 0.37	0.14 - 0.29
Risk free interest rate	0.91%	1.10%	0.85%
Expected dividend yield	0%	0%	0%

For the March 2016 and January 2016 grants, the range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the average of its peer group. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and its peer group in order to model the stock price movements. The volatilities used were calculated over a 3.00 year period, which is commensurate with the awards’ performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model. The estimated fair value of each award as of the date of grant was $66.18 for the March 2016 grant and $49.68 for the January 2016 grant.
For the March 2015 grant, the range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the XCMP. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and the XCMP in order to model the stock price movements. The volatilities used were calculated over a 2.76 year period, which was the remaining term of the performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model. The estimated fair value of the award as of the date of grant was $61.01.
Service Based Stock Units
The Company also awards senior level employees, certain other employees and new non-employee directors non-vested stock units granted under the 2014 Plan that vest based on service. The majority of these non-vested stock unit awards generally vest 33.33% on each anniversary subsequent to the date of the award. The Company also assumes non-vested stock units in connection with certain of its acquisitions. The assumed awards have the same three year vesting schedule. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its continuing non-employee directors. These awards vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company's common stock.
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

Unrecognized Compensation Related to Stock Units
As of March 31, 2016, the number of all non-vested stock units outstanding, including market performance and service condition awards and service-based awards, including service-based awards assumed in connection with acquisitions, were 5,295,739. As of March 31, 2016, there was $311.6 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.41 years. See Note 4 for more information regarding the Company's acquisitions.
Non-vested Stock
During the three months ended March 31, 2016, the Company granted non-vested stock awards of 118,588 shares to certain executive officers which typically vest between one to three years from the date of grant, subject to the holder’s continued employment with the Company. Non-vested stock is issued and outstanding upon grant; however, award holders are restricted from selling the shares until they vest. If the vesting conditions are not met, the award will be forfeited. Compensation expense is measured based on the closing market price of the Company’s common stock at the date of grant and is recognized on a straight-line basis over the vesting period. For the three months ended March 31, 2016, the Company recognized $2.6 million of stock-based compensation expense related to non-vested stock awards. At March 31, 2016, there was approximately $12.3 million of total unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.88 years.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2015. There were no indicators of impairment during the three months ended March 31, 2016. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.
As part of its continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Cloud Services business unit, which resulted in a change in segment composition. In connection with this change, during the first quarter of 2016, the Company performed an assessment of its goodwill reporting units and determined that the recent Cloud Services reorganization resulted in the identification of three goodwill reporting units (Enterprise and Service Provider excluding Cloud Services, Cloud Services and Mobility Apps). The identification of these reporting units triggered a reallocation of goodwill as of January 1, 2016 based on the relative fair value approach. The Company’s reportable segments remain unchanged.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the three months ended March 31, 2016 (in thousands):

	Balance at January 1, 2016		Additions	Other		Balance at March 31, 2016
Enterprise and Service Provider	$1,581,805	(1)	$—	$(490)	(2)	$1,581,315
Mobility Apps	380,917	(1)	—	—		380,917
Consolidated	$1,962,722		$—	$(490)		$1,962,232

(1)
Beginning balance as of January 1, 2016 adjusted to reflect the Company’s re-alignment of its reporting unit structure. The change resulted in a goodwill reallocation of $86.5 million from the Mobility Apps segment into the Enterprise and Service Provider segment.

(2)
Amount relates to goodwill associated with the sale of the Company’s CloudPlatform and CloudPortal Business Manager products. See Note 4 for more information regarding the Company's acquisitions and divestitures.

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
Intangible assets consist of the following (in thousands):

	March 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$605,301	$484,842	$589,847	$476,141
Other	445,693	284,356	447,816	278,104
Total	$1,050,994	$769,198	$1,037,663	$754,245
Amortization of product-related intangible assets, which consists primarily of product-related technologies and patents, was $15.1 million and $18.4 million for the three months ended March 31, 2016 and 2015, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $7.4 million and $9.4 million for the three months ended March 31, 2016 and 2015, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of March 31, 2016 is as follows (in thousands):

Year ending December 31,	Amount
2016 (remaining nine months)	$65,900
2017	67,796
2018	59,702
2019	37,690
2020	19,111
Thereafter	31,597
Total	$281,796

9. SEGMENT INFORMATION
The Enterprise and Service Provider and the Mobility Apps business units constitute the Company’s two reportable segments. The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise and Service Provider and Mobility Apps products. The Company's CEO is the CODM. Segment profit for each segment includes certain research and development, sales, marketing and services and general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, charges or benefits related to significant litigation that are not anticipated to be ongoing costs, amortization of product related intangible assets, impairment of product related intangible assets, amortization of other intangible assets, net interest and other expense, net and separation costs. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.
As part of its continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Cloud Services business unit that primarily includes the ShareFile product line. Prior to 2016, the ShareFile product line was included within the Company's Workflow Cloud products under the Mobility Apps segment. The Company's CODM has changed how it views the business primarily due to operational initiatives announced in 2015, which include increased emphasis and investments in core enterprise products for secure and reliable application and data delivery. As a result, the Company realigned its Cloud Services products and services to the Enterprise and Service Provider segment effective January 1, 2016 in contemplation of the strategic shift and the proposed spin-off of the GoTo family of products. See Note 18 for more information on the Company's proposed spin-off. In addition, previously reported segment results have been recast to conform to the 2016 presentation.
Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net revenues:
Enterprise and Service Provider	$658,773	$613,125
Mobility Apps	166,905	147,677
Consolidated	$825,678	$760,802
Segment profit:
Enterprise and Service Provider	$200,445	$118,456
Mobility Apps	35,868	28,631
Unallocated expenses(1):
Amortization and impairment of intangible assets	(22,509)	(28,173)
Stock-based compensation	(42,097)	(34,211)
Restructuring	(46,065)	(33,951)
Separation costs	(14,687)	—
Other	—	982
Net interest and other expense, net	(8,408)	(16,137)
Consolidated income before income taxes	$102,547	$35,597

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Revenues by Product Grouping
Revenues by product grouping for the Company’s Enterprise and Service Provider and Mobility Apps business units were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net revenues:
Enterprise and Service Provider
Workspace Services revenues(1)	$400,916	$389,363
Delivery Networking revenues(2)	195,470	162,969
Cloud Services revenues(3)	29,732	21,777
Professional services(4)	32,607	36,860
Other	48	2,156
Total Enterprise and Service Provider revenues	658,773	613,125
Mobility Apps revenues	166,905	147,677
Total net revenues	$825,678	$760,802

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s windows app delivery products, which include XenDesktop and XenApp, and the Company's mobile app delivery products, which include XenMobile and related license updates and maintenance and support.

(2)	Delivery Networking revenues primarily include NetScaler, ByteMobile Smart Capacity and CloudBridge products and related license updates and maintenance and support.

(3)	Cloud Services revenues primarily include ShareFile, Podio and Citrix Workspace Cloud products.

(4)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net revenues:
Enterprise and Service Provider
Americas	$388,686	$339,846
EMEA	206,931	204,682
Asia-Pacific	63,156	68,597
Total Enterprise and Service Provider revenues	658,773	613,125
Mobility Apps
Americas	140,821	122,946
EMEA	21,086	19,812
Asia-Pacific	4,998	4,919
Total Mobility Apps revenues	166,905	147,677
Total net revenues	$825,678	$760,802

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
The Convertible Notes are governed by the terms of an indenture, dated as of April 30, 2014 (the “Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.500% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The Convertible Notes will mature on April 15, 2019, unless earlier repurchased or converted. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. As of March 31, 2016, none of the conditions allowing holders of the Notes to convert had been met.
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

The Convertible Notes consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Liability component
Principal	$1,437,500	$1,437,500
Less: note discount and issuance costs	(117,260)	(126,429)
Net carrying amount	1,320,240	1,311,071

Equity component *	$162,869	$162,869
* Recorded in the condensed consolidated balance sheet within additional paid-in capital.

The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Contractual interest expense	$1,797	$1,797
Amortization of debt issuance costs	1,009	982
Amortization of debt discount	8,161	7,920
	$10,967	$10,699
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $120.00 per share. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity. As of
March 31, 2016, no warrants have been exercised.
Aside from the initial payment of a premium to the Option Counterparties under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparties under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.

11. CREDIT FACILITY
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. As of March 31, 2015, there was $95 million outstanding under the Credit Facility and the weighted average interest rate for the amounts outstanding under the Credit Facility was 1.71%. In April 2015, the Company repaid all amounts outstanding under the Credit Facility. As such, the amount outstanding was classified as Short-term debt in the accompanying condensed consolidated balance sheet. As of March 31, 2016, there were no amounts outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of March 31, 2016.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of March 31, 2016, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized gain on cash flow derivative instruments was $1.1 million at March 31, 2016 and the total cumulative unrealized loss on cash flow derivative instruments was $2.3 million at December 31, 2015, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 13 for more information related to comprehensive income. The net unrealized gain as of March 31, 2016 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,654	Prepaid expenses and other current assets	$436	Accrued expenses and other current liabilities	$1,434	Accrued expenses and other current liabilities	$2,895

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,182	Prepaid expenses and other current assets	$627	Accrued expenses and other current liabilities	$1,845	Accrued expenses and other current liabilities	$783

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended March 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2016	2015		2016	2015
Foreign currency forward contracts	$3,387	$(1,444)	Operating expenses	$(1,165)	$(4,247)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended March 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss)Gain Recognized in Income on Derivative
		2016	2015
Foreign currency forward contracts	Other expense, net	$(1,973)	$1,636

Outstanding Foreign Currency Forward Contracts
As of March 31, 2016, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 3,300
Brazilian Real	BRL 5,700
Pounds Sterling	GBP 8,567
Canadian Dollar	CAD 2,175
Chinese Yuan Renminbi	CNY 36,400
Danish Krone	DKK 55,575
Euro	EUR 6,999
Hong Kong Dollar	HKD 36,625
Indian Rupee	INR 436,247
Japanese Yen	JPY 1,432,644
Singapore Dollar	SGD 10,394
Swiss Franc	CHF 37,500
13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized (loss) gain on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2015	$(16,346)	$(2,900)	$(2,255)	$(7,026)	$(28,527)
Other comprehensive income before reclassifications	—	4,099	2,222	—	6,321
Amounts reclassified from accumulated other comprehensive loss	—	(22)	1,165	—	1,143
Net current period other comprehensive income	—	4,077	3,387	—	7,464
Balance at March 31, 2016	$(16,346)	$1,177	$1,132	$(7,026)	$(21,063)
Income tax expense or benefit allocated to each component of other comprehensive loss is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended March 31, 2016
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(22)	Other expense, net
Unrealized net losses on cash flow hedges	1,165	Operating expenses *
	$1,143
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.

14. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $56.3 million and $54.6 million as of March 31, 2016 and December 31, 2015, respectively. All amounts included in the balance at March 31, 2016 for tax positions would affect the annual effective tax rate if recognized. The Company has $1.2 million accrued for the payment of interest and penalties as of March 31, 2016.
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
At March 31, 2016, the Company had approximately $202.9 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. During the quarter ended March 31, 2016, the Company did not record a change in the Company's valuation allowance.
The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 18.6% and 18.9% for the three months ended March 31, 2016 and 2015, respectively. The decrease in effective tax rate was not significant.
The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. The Company has not provided for U.S. taxes for those earnings because it plans to reinvest all of those earnings indefinitely outside the United States. From time to time, there may be other items that impact the Company's effective tax rate, such as the items specific to the current period discussed above.
15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $6.3 billion, of which $400.0 million was approved in January 2016. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2016, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended March 31, 2016, the Company expended approximately $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
During the three months ended March 31, 2015, the Company expended approximately $124.9 million on open market purchases under the stock repurchase program, repurchasing 1,982,115 shares of outstanding common stock at an average price of $63.03.

Shares for Tax Withholding
During the three months ended March 31, 2016, the Company withheld 428,838 shares from stock units that vested, totaling $32.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended March 31, 2015, the Company withheld 412,466 shares from stock units that vested, totaling $26.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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

17. RESTRUCTURING
2015 Other Restructuring Program
On November 17, 2015, the Company announced the implementation of a restructuring program designed to simplify the Company’s enterprise go-to-market motion and roles while improving coverage, reflect changes in the Company’s product focus, and balance resources with demand across the Company’s marketing, general and administration areas. The 2015 Other Restructuring Program eliminated approximately 700 full-time positions, of which 350 were communicated in 2015 and 350 in the first quarter of 2016. During the three months ended March 31, 2016, the Company incurred costs of $39.1 million associated with the program. The majority of these charges are related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to the 2015 Other Restructuring Program were substantially completed as of the end of the first quarter of 2016. As of March 31, 2016, total charges related to the 2015 Other Restructuring Program incurred since inception were $68.8 million.
2015 Restructuring Program
On January 28, 2015, the Company announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, the Company eliminated approximately 700 full-time positions in the first half of 2015. During the three months ended March 31, 2016, the Company incurred $7.0 million primarily related to employee severance arrangements and the consolidation of leased facilities. The majority of the activities related to the 2015 Restructuring Program were substantially completed by the end of 2015. As of March 31, 2016, total charges related to the 2015 Restructuring Program incurred since inception were $75.9 million.
2014 Restructuring Program
During the first quarter of 2014, the Company announced the implementation of the 2014 Restructuring Program to better align resources to strategic initiatives. As a result, the Company reduced its headcount by approximately 325 full-time positions since inception. The pre-tax charges incurred were primarily related to severance and other costs directly related to the reduction of the Company's workforce. The activities under the 2014 Restructuring Program were substantially completed as of the end of the first quarter of 2015. As of March 31, 2016, total charges related to the 2014 Restructuring Program incurred since inception were $22.2 million, primarily related to employee severance and related costs.
Restructuring Charges by Segment
Restructuring charges by segment consists of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
2014 Restructuring Program
Enterprise and Service Provider	$—	$834
Mobility Apps	—	50
2015 Restructuring Program
Enterprise and Service Provider	7,053	32,755
Mobility Apps	(79)	312
2015 Other Restructuring Program
Enterprise and Service Provider	38,503	—
Mobility Apps	588	—
Total restructuring charges	$46,065	$33,951

Restructuring accruals
The activity in the Company’s restructuring accruals for the three months ended March 31, 2016 is summarized as follows (in thousands):

	2014 Restructuring Program	2015 Restructuring Program	2015 Other Restructuring Program	Total
Balance at January 1, 2016	$1,121	$22,694	$16,581	$40,396
Employee severance and related costs	—	73	36,379	36,452
Consolidation of leased facilities	—	6,980	2,712	9,692
Payments	—	(3,324)	(36,701)	(40,025)
Reversal of previous charges	—	(79)	—	(79)
Balance at March 31, 2016	$1,121	$26,344	$18,971	$46,436
As of March 31, 2016, the $46.4 million in outstanding restructuring accruals primarily relates to the Enterprise and Service Provider segment.
18. PROPOSED SPIN-OFF TRANSACTION
As announced in November 2015, the Company is pursuing a plan to spinoff its GoTo family of products into a separate, publicly traded company. The company established as a result of the spinoff will be made up of the following products and services: GoToAssist, GoToMeeting, GoToMyPC, GoToTraining, GoToWebinar, Grasshopper and OpenVoice. The proposed separation, which is intended to be a tax-free spinoff to the Company's stockholders, is expected to be completed in the second half of 2016. Upon completion of the separation, Chris Hylen, who currently serves as the Company's Senior Vice President and General Manager of the Mobility Apps business unit, will serve as Chief Executive Officer of the new spinoff company. The proposed spinoff is subject to certain conditions, including, among others, obtaining final approval from the Company's Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction for federal income tax purposes and the effectiveness of a Form 10 filing with the SEC.
The Company expects to incur significant costs in connection with the planned separation of its GoTo business. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation. Costs related to employee retention or stock-based compensation are classified on a basis consistent with their regular compensation charges and included within Cost of net revenues, Research and development, Sales, marketing and services, or General and administrative expense in the condensed consolidated statements of income as applicable. Costs other than those related to employees are included within Separation expense in the condensed consolidated statements of income. During the quarter ended March 31, 2016, the Company incurred approximately $14.7 million related to separation costs. The Company expects to incur additional separation costs in 2016 until it completes the separation of the GoTo business. The Company currently expects to incur, in the aggregate, approximately $100.0 million to $110.0 million in separation costs, although that estimate is subject to a number of assumptions and uncertainties and the actual amount of separation costs could differ materially from this estimate. These estimates do not include potential tax related charges or potential capital expenditures which may be incurred related to the proposed transaction. These additional costs could be significant.
19. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting of stock-based compensation. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The new guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.
In February 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting of leases. The new guidance requires that lessees in a leasing arrangement recognize a right-of-use asset and a lease liability for most leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The new guidance is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.
In April 2015, the Financial Accounting Standards Board issued an accounting standard update on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this standard effective January 1, 2016. As of March 31, 2016, the Company classified deferred financing costs as a direct deduction from the carrying value of the long-term debt liability on the condensed consolidated balance sheets. Additionally, the Company retroactively adjusted the long-term debt liability presented as of December 31, 2015 by reducing the long-term debt liability by the amount of the deferred financing costs of $13.9 million and reducing the deferred financing costs asset included in other assets on the on the condensed consolidated balance sheets by a corresponding amount. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
In April 2015, Financial Accounting Standards Board issued an accounting standard update on customer's accounting for fees paid in a cloud computing arrangement. The amendments in this update provide guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The Company adopted this standard effective January 1, 2016 on a prospective basis. Adoption of this standard did not have a material impact on the Company's financial position and results of operations.
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
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, research and development, offerings of products and services, market positioning and opportunities, headcount, customer demand, distribution and sales channels, financial information and results of operations for future periods, product and price competition, strategy and growth initiatives, seasonal factors, restructuring activities, international operations, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, tax rates, the expected benefits of acquisitions, changes in domestic and foreign economic conditions and credit markets, liquidity and debt obligations, share repurchase activity, litigation and intellectual property matters, the completion and timing of the proposed spinoff, the expected, the expected strategic, operational and competitive benefits of the proposed spinoff, the effect of the separation on Citrix, its shareholders, customers, partners and employees, and expected benefits from our strategic and operational review and related initiatives, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
Our vision is to power a world where people, organizations and things are securely connected and accessible to make the extraordinary possible. We accomplish this by building and selling the world’s best integrated technology services for secure delivery of apps and data anytime, anywhere.
We market and license our products directly to customers, over the Web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, original equipment manufacturers, or OEMs and service providers.
Executive Summary
Our products and services mobilize desktops, apps, data, and people to help our customers drive value. We continue driving innovation in the datacenter with our products and services across both physical and software defined networking platforms while powering some of the world’s largest clouds and giving enterprises the capabilities to combine best-in-class application networking services on a single, consolidated footprint. Our work with Citrix Service Providers, or CSPs, to deliver XenApp in the cloud and our cloud-based offering of XenMobile are how we’re meeting customer demand for subscription-based services for the delivery of apps - from Windows to web to mobile.
During the first quarter of 2016, we experienced solid progress with the operational initiatives introduced during 2015, which included restructuring programs, changes in our field and channel strategies and continued focus on our core strategy, the secure delivery of apps and data.
In November 2015, we announced the implementation of a restructuring program focused on the simplification of our enterprise go-to-market motion and roles while improving coverage, reflecting changes in our product focus, and balancing resources with demand across our marketing, general and administration areas. The 2015 Other Restructuring Program eliminated approximately 700 full-time positions. During the three months ended March 31, 2016, we incurred costs of $39.1 million primarily related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to the 2015 Other Restructuring Program were substantially completed as of the end of the first quarter of 2016.
As announced in November 2015, we plan to spinoff our GoTo family of products into a separate, publicly traded company. The proposed spinoff is subject to certain conditions, including, among others, obtaining final approval from our Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction for federal income tax purposes and the effectiveness of a Form 10 filing with the SEC.
In January 2016, we announced that Kirill Tatarinov was appointed President and Chief Executive Officer, effective January 25, 2016. Mr. Tatarinov also joined our Board of Directors as a director at that time.
Summary of Results
For the three months ended March 31, 2016 compared to the three months ended March 31, 2015, a summary of our results included:

•	Product and licenses revenue increased 10.3% to $202.2 million;

•	Software as a service revenue increased 16.8% to $197.8 million;

•	License updates and maintenance revenue increased 5.9% to $393.0 million;

•	Professional services revenue decreased 11.5% to $32.6 million;

•	Gross margin as a percentage of revenue increased 0.6% to 83.2%;

•	Operating income increased 114.5% to $111.0 million; and

•	Diluted net income per share increased 200.0% to $0.54.
The increase in our Product and licenses revenue was driven by higher sales of our Delivery Networking products, primarily NetScaler. Our Software as a service revenue increased primarily due to increased sales of our Communications Cloud products, led by GoToMeeting and Grasshopper, and our Cloud Services products, led by ShareFile. The increase in License updates and maintenance revenue was driven by increased sales of software maintenance contracts across our Workspace Services products, partially offset by a decrease in our Subscription Advantage and Premier Support product resulting from new software maintenance offerings implemented in 2015. The decrease in Professional services revenue was primarily due to decreased product training and certification and implementation services related to our Workspace Services products as a result of changes in our field and channel strategies. We currently expect total revenue to increase when comparing the second quarter of 2016 to the second quarter of 2015 and when comparing the 2016 fiscal year to the 2015 fiscal year. The increase in gross margin was not significant. The increase in operating income and diluted net income per share was primarily due to the increase in total revenue and lower operating expenses in the first quarter of 2016, primarily as a result of cost savings from our restructuring activities, partially offset by separation costs incurred in conjunction with the planned spin-off of our GoTo business. Also contributing to the increase in diluted net income per share is the impact of share repurchases during 2015, which reduced our weighted-average shares outstanding.
2016 Asset Acquisition
On January 8, 2016, we acquired certain monitoring technology assets from a privately-held company for total cash consideration of $23.6 million ("2016 Asset Acquisition"). The acquisition provides a monitoring solution for Citrix's products as it relates to Microsoft Windows applications and desktop delivery. The identifiable intangible assets acquired related primarily to product technologies.
2016 Divestiture
Effective February 29, 2016, we sold our CloudPlatform and CloudPortal Business Manager products to Persistent Telecom Solutions, Inc. The agreement included contingent consideration in the form of an earnout provision based on revenue for a period of five years following the closing date. Any income associated with the contingent consideration will be recognized if the earnout provisions are met.

2015 Acquisitions
Sanbolic
On January 8, 2015, we acquired all of the issued and outstanding securities of Sanbolic, Inc. ("Sanbolic"). We expected the Sanbolic technology would reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of our Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.5 million, of which we expensed $0.2 million during the three months ended March 31, 2015 and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of our common stock, for which the vesting period began on the closing of the transaction. During the fourth quarter of 2015, management performed a comprehensive operational review which included an evaluation of all our products. In connection with this review, management determined that the Sanbolic technology was a non-core solution and that the related product offerings will no longer be developed. As a result, we impaired the remaining carrying value of the intangible assets related to this acquisition in the fourth quarter of 2015.
Grasshopper
On May 18, 2015, we acquired all of the membership interests of Grasshopper Group, LLC ("Grasshopper"), a leading provider of cloud-based phone solutions for small businesses. With the acquisition, we will expand our breadth of communication and collaboration solutions for small businesses, including GoToMeeting, GoToTraining, GoToWebinar and OpenVoice. Grasshopper became part of our Mobility Apps segment. Total cash consideration for this transaction was approximately $161.5 million, net of $3.6 million cash acquired. Transaction costs associated with the acquisition were $0.3 million, all of which we expensed during the three months ended March 31, 2015, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 105,765 shares of our common stock, for which the vesting period commenced on the closing of the transaction.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2015, or the Annual Report, and Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies disclosed in the Annual Report.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2016
	2016	2015	vs. March 31, 2015
Revenues:
Product and licenses	$202,205	$183,281	10.3%
Software as a service	197,848	169,364	16.8
License updates and maintenance	393,018	371,297	5.9
Professional services	32,607	36,860	(11.5)
Total net revenues	825,678	760,802	8.5
Cost of net revenues:
Cost of product and license revenues	31,395	24,684	27.2
Cost of services and maintenance revenues	92,582	89,190	3.8
Amortization of product related intangible assets	15,115	18,357	(17.7)
Impairment of product related intangible assets	—	375	(100.0)
Total cost of net revenues	139,092	132,606	4.9
Gross margin	686,586	628,196	9.3
Operating expenses:
Research and development	123,959	144,641	(14.3)
Sales, marketing and services	292,748	306,405	(4.5)
General and administrative	90,779	82,026	10.7
Amortization of other intangible assets	7,394	9,441	(21.7)
Restructuring	46,065	33,951	35.7
Separation	14,687	—	*
Total operating expenses	575,632	576,464	(0.1)
Income from operations	110,954	51,732	114.5
Interest income	3,751	2,834	32.4
Interest expense	11,155	11,120	0.3
Other expense, net	(1,003)	(7,849)	(87.2)
Income before income taxes	102,547	35,597	188.1
Income tax expense	19,084	6,710	184.4
Net income	$83,463	$28,887	188.9

*	not meaningful

Revenues
Net revenues of our Enterprise and Service Provider business unit include Product and licenses, License updates and maintenance, Professional services and SaaS revenues related to our Cloud Services products. Product and licenses primarily represent fees related to the licensing of the following major products:

•
Workspace Services is primarily comprised of our Windows App Delivery products which include XenDesktop and XenApp, our Mobile App Delivery products which include XenMobile products and Workspace Suite; and

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
Our SaaS revenues, which are recognized ratably over the contractual term, primarily consist of fees related to our Mobility Apps and Cloud Services products including:

•	Communications Cloud products, which primarily include GoToMeeting, GoToWebinar, GoToTraining and Grasshopper; and

•	Workflow Cloud products, which primarily include GoToMyPC and GoToAssist; and

•	Cloud Services products, which primarily include ShareFile.

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2016
	2016	2015	vs. March 31, 2015
	(In thousands)
Product and licenses	$202,205	$183,281	$18,924
Software as a service	197,848	169,364	28,484
License updates and maintenance	393,018	371,297	21,721
Professional services	32,607	36,860	(4,253)
Total net revenues	$825,678	$760,802	$64,876
Product and Licenses
The increase in Product and licenses revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to higher sales of our Delivery Networking products, primarily NetScaler. These Product and licenses revenue results were primarily due to the progress made on initiatives implemented in 2015 to our field and channel strategies and increased focus on our core strategy as discussed in the Executive Summary Overview above. We currently expect Product and licenses revenue to decrease when comparing the second quarter of 2016 to the second quarter of 2015 as a result of our product portfolio rationalization actions taken in 2015.

Software as a Service
Software as a service revenue increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increased sales of our Communications Cloud products of $21.0 million, led by GoToMeeting and Grasshopper, and increased sales of our Cloud Services products of $7.8 million, led by ShareFile. We currently expect Software as a service revenue to increase when comparing the second quarter of 2016 to the second quarter of 2015.
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
License updates and maintenance revenue increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increased sales of software maintenance contracts across our Workspace Services products of $80.0 million, partially offset by a decrease in our Subscription Advantage product of $47.6 million and our Premier Support product of $10.7 million as a result of our new Software Maintenance offering discussed above. We currently expect License updates and maintenance revenue to increase when comparing the second quarter of 2016 to the second quarter of 2015.
Professional Services
The decrease in Professional services revenue when comparing the three months ended March 31, 2016 to the three months ended March 31, 2015 was primarily due to decreased product training and certification and implementation services related to our Workspace Services products as a result of changes in our field and channel strategies. We currently expect Professional services revenue to decrease when comparing the second quarter of 2016 to the second quarter of 2015 due to our continued effort to enhance our field and channel engagement.
Deferred Revenue

Deferred revenues are primarily comprised of License updates and maintenance revenue from maintenance fees, which include software and hardware maintenance, our Subscription Advantage product and technical support. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. Deferred revenues decreased approximately $42.1 million as of March 31, 2016 compared to December 31, 2015 primarily due to a decrease in sales of our software maintenance offerings of $22.5 million, a decrease in sales of technical support of $8.0 million and a decrease in sales of our hardware maintenance offerings of $6.1 million. We currently anticipate that deferred revenues will remain consistent throughout the remainder of 2016.
International Revenues
International revenues (sales outside the United States) accounted for approximately 40.4% of our net revenues for the three months ended March 31, 2016 and 43.8% of our net revenues for the three months ended March 31, 2015. The decrease in our international revenues as a percentage of our net revenues for the periods presented is primarily due to increased sales in the United States. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Segment Revenues
Our revenues are derived from sales of Enterprise and Service Provider products which include Workspace Services products, Delivery Networking products, Cloud Services products and related License updates and maintenance and Professional services and SaaS from our Mobility Apps business unit’s Communications Cloud and Workflow Cloud products. The Enterprise and Service Provider and the Mobility Apps business units constitute our two reportable segments. As part of our continued transformation, effective January 1, 2016, we reorganized a part of our business by creating a new Cloud Services business unit that primarily includes the ShareFile product line. Prior to 2016, the ShareFile product line was included within our Workflow Cloud products under the Mobility Apps segment. Management has changed how it views the business primarily due to operational initiatives announced in 2015, which include increased emphasis and investments in core enterprise products for secure and reliable application and data delivery. As a result, we realigned our Cloud Services products and services to the Enterprise and Service Provider segment effective January 1, 2016 in contemplation of the strategic shift and the proposed spin-off of the GoTo family of products. See Note 18 of our condensed consolidated financial statements for additional information on the proposed spin-off.

An analysis of our reportable segment net revenue is presented below (in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2016
	2016	2015	vs. March 31, 2015
Enterprise and Service Provider	$658,773	$613,125	7.4%
Mobility Apps	166,905	147,677	13.0%
Net revenues	$825,678	$760,802	8.5%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.
Cost of Net Revenues

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2016
	2016	2015	vs. March 31, 2015
	(In thousands)
Cost of product and license revenues	$31,395	$24,684	$6,711
Cost of services and maintenance revenues	92,582	89,190	3,392
Amortization of product related intangible assets	15,115	18,357	(3,242)
Impairment of product related intangible assets	—	375	(375)
Total cost of net revenues	$139,092	$132,606	$6,486
Cost of product and license revenues consists primarily of hardware, shipping expense, royalties, product media and duplication, manuals and packaging materials. Cost of services and maintenance revenues consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to providing our Mobility Apps, which includes the cost to support the voice and video offerings in our Communications Cloud products. Also included in Cost of net revenues is amortization of product related intangible assets and impairment of product related intangible assets.
Cost of product and license revenues increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to increased sales of our Delivery Networking products, many of which contain hardware components that have a higher cost than our other software products. We currently expect a decrease in Cost of product and license revenues when comparing the second quarter of 2016 to the second quarter of 2015 consistent with the expected decrease in Product and licenses revenue.
Cost of services and maintenance revenues increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in sales of our Communications Cloud products of $9.0 million, partially offset by a decrease in implementation services of $4.6 million related to sales of our Workspace Services products. We currently expect Cost of services and maintenance revenues to increase when comparing the second quarter of 2016 to the second quarter of 2015, consistent with the expected increases in Software as a service revenue as discussed above.
Amortization of product-related intangible assets decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the impairments of certain acquired intangible assets in 2015.
Gross Margin
Gross margin as a percentage of revenue was 83.2% for the three months ended March 31, 2016 and 82.6% for the three months ended March 31, 2015. The increase in gross margin when comparing the three months ended March 31, 2016 to March 31, 2015 was not significant.

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
Research and Development Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2016
	2016	2015	vs. March 31, 2015
	(In thousands)
Research and development	$123,959	$144,641	$(20,682)
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses decreased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a decrease in compensation and other employee-related costs of $16.1 million and a decrease in stock-based compensation of $3.2 million primarily related to a net decrease in headcount resulting from restructuring initiatives.
Sales, Marketing and Services Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2016
	2016	2015	vs. March 31, 2015
	(In thousands)
Sales, marketing and services	$292,748	$306,405	$(13,657)
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
Sales, marketing and services expenses decreased during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to a decrease in compensation and other employee-related costs as a result of restructuring initiatives of $21.0 million, including variable compensation, partially offset by an increase in marketing program costs of $8.6 million related to various marketing campaigns and events.
General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2016
	2016	2015	vs. March 31, 2015
	(In thousands)
General and administrative	$90,779	$82,026	$8,753
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in stock-based compensation.

Amortization of Other Intangible Assets

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2016
	2016	2015	vs. March 31, 2015
	(In thousands)
Amortization of Other Intangible Assets	$7,394	$9,441	$(2,047)
Amortization of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions.
The decrease in Amortization of other intangible assets when comparing the three months ended March 31, 2016 compared to the three months ended March 31, 2015 was primarily due to impairments of certain intangible assets in 2015.
Restructuring Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2016
	2016	2015	vs. March 31, 2015
	(In thousands)
Restructuring	$46,065	$33,951	$12,114
On November 17, 2015, we announced the implementation of a restructuring program that will focus on simplification of our enterprise go-to-market motion and roles while improving coverage, reflect changes in our product focus, and balance resources with demand across our marketing, general and administration areas. The 2015 Other Restructuring Program called for the elimination of approximately 700 full-time positions. During the three months ended March 31, 2016, we incurred costs of $39.1 million primarily related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to the 2015 Other Restructuring Program were substantially completed as of the end of the first quarter of 2016.
On January 28, 2015, we announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, we eliminated approximately 700 full-time positions in the first half of 2015. During the three months ended March 31, 2016, we incurred $7.0 million primarily related to employee severance arrangements and the consolidation of leased facilities. The majority of the activities related to the 2015 Restructuring Program were substantially completed by the end of 2015.
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
Separation Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2016
	2016	2015	vs. March 31, 2015
	(In thousands)
Separation	$14,687	$—	$14,687

We are incurring incremental costs in connection with our planned spin-off of our GoTo business. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation. Costs related to employee retention or stock-based compensation are classified on a basis consistent with their regular compensation charges and included within Cost of net revenues, Research and development, Sales, marketing and services, or General and administrative expense in our condensed consolidated statements of income as applicable. Costs other than those related to employees are included within Separation expense in our condensed consolidated statements of income.

During the first quarter of 2016, we incurred $14.7 million related to the separation. We expect to incur additional separation costs in 2016 until we complete the spin-off of our GoTo business. We currently expect to record in the aggregate approximately $100.0 million to $110.0 million in separation costs, although that estimate is subject to a number of assumptions and uncertainties and the actual amount of separation costs could differ materially from this estimate. These estimates do not include potential tax related charges or potential capital expenditures which may be incurred related to the proposed transaction. These additional costs could be significant.
2016 Operating Expense Outlook
When comparing the second quarter of 2016 to the second quarter of 2015, we are currently expecting an overall decrease in Operating expenses with an expected decrease in Sales, marketing and services and Research and development as we continue to simplify our focus and portfolio, and rebalance our investments, and expect General and administrative expense to remain consistent. We also expect to incur costs in the second quarter of 2016 related to the planned spinoff of our GoTo business.
Other Expense, Net

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2016
	2016	2015	vs. March 31, 2015
	(In thousands)
Other expense, net	$(1,003)	$(7,849)	$6,846
Other expense, net is primarily comprised of gains (losses) from remeasurement of foreign currency transaction, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other expense, net during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily driven by a decrease in net losses on remeasurement and settlements of foreign currency transactions.
Income Taxes
As of March 31, 2016, our net unrecognized tax benefits totaled approximately $56.3 million as compared to $54.6 million as of December 31, 2015. All amounts included in the balance at March 31, 2016 for tax positions would affect the annual effective tax rate if recognized. We have $1.2 million accrued for the payment of interest and penalties as of March 31, 2016.
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
At March 31, 2016, we had approximately $202.9 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. During the quarter ended March 31, 2016, we did not record a change in our valuation allowance.
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from its foreign subsidiaries. Our effective tax rate was approximately 18.6% and 18.9% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the effective tax rate when comparing the three months ended March 31, 2016 to the three months ended March 31, 2015 was not significant. We anticipate our effective tax rate to increase when comparing the second quarter of 2016 to the second quarter of 2015 due to non recurring discrete tax benefits.
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
Liquidity and Capital Resources
During the three months ended March 31, 2016, we generated operating cash flows of $340.0 million. These operating cash flows related primarily to net income of $83.5 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $61.8 million and stock-based compensation expense of $42.1 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $143.3 million, net of effect of our acquisitions. Our investing activities used $158.1 million of cash consisting primarily of cash paid for net purchases of investments of $92.5 million, cash paid for the purchase of property and equipment of $41.6 million and cash paid for licensing agreements and technology of $24.3 million. Our financing activities used cash of $39.2 million primarily due to cash paid for stock repurchases of $28.7 million and cash paid for tax withholding on vested stock awards of $22.4 million, partially offset by the issuance of common stock under our employee stock-based compensation plans of $6.0 million.
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
Credit Facility
On January 7, 2015, we entered into a credit agreement, or Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years, of which we drew $95.0 million as of March 31, 2015. In April 2015, we repaid all amounts outstanding under the Credit Facility. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement.
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
Cash, Cash Equivalents and Investments

	March 31, 2016	December 31, 2015	2016 Compared to 2015
	(In thousands)
Cash, cash equivalents and investments	$2,005,244	$1,763,334	$241,910
The increase in Cash, cash equivalents and investments when comparing March 31, 2016 to December 31, 2015, is primarily due to cash provided by our operating activities of $340.0 million and proceeds from the issuance of common stock under our employee stock-based compensation plans of $6.0 million, partially offset by cash paid for purchases of property and equipment of $41.6 million, cash paid for stock repurchases of $28.7 million, cash paid for licensing agreements and technology of $24.3 million, and cash paid for tax withholding on vested stock awards of $22.4 million. As of March 31, 2016, $1.73 billion of the $2.01 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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

Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended March 31, 2016, certain cost method investments with a combined carrying value of $1.0 million were determined to be impaired and written down to their estimated fair value of $0.7 million. The $0.3 million impairment charge is included in Other expense, net in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2015, we determined that certain cost method investments were impaired and recorded a charge of $0.5 million which was included in Other expense, net in the accompanying condensed consolidated financial statements. In determining the fair value of cost method investments, we considered many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
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
In connection with the change in segment composition, during the first quarter of 2016, we performed an assessment of our goodwill reporting units and determined that the recent Cloud Services reorganization resulted in the identification of three goodwill reporting units. The identification of these reporting units triggered a reallocation of goodwill as of January 1, 2016 based on the relative fair value approach. The fair value of each reporting unit was determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on revenue and earnings multiples for guideline public companies and guideline transactions in the reporting unit's peer group. Specific to the income approach, key assumptions used include forecasts of revenue and expenses over an extended period of time, tax rates, long term growth rates and estimated costs of debt and equity capital to discount the projected cash flows. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. See Note 8 to our condensed consolidated financial statements for detailed information related to Goodwill and Other Intangible Assets.
Accounts Receivable, Net

	March 31, 2016	December 31, 2015	2016 Compared to 2015
	(In thousands)
Accounts receivable	$456,113	$676,995	$(220,882)
Allowance for returns	(1,031)	(1,438)	407
Allowance for doubtful accounts	(5,082)	(6,281)	1,199
Accounts receivable, net	$450,000	$669,276	$(219,276)
The decrease in Accounts receivable, net, when comparing March 31, 2016 to December 31, 2015 was primarily due to increased collections during the three months ended March 31, 2016 on higher sales in the fourth quarter of 2015. The activity in our Allowance for returns was comprised primarily of $1.1 million in credits issued for returns during the three month period ended March 31, 2016, partially offset by $0.7 million of provisions for returns recorded during the three month period ended March 31, 2016. The activity in our Allowance for doubtful accounts was comprised primarily of $1.2 million of uncollectible accounts written off, net of recoveries during the three month period ended March 31, 2016. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.3 billion, of which $400.0 million was approved in January 2016. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At March 31, 2016, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended March 31, 2016, we expended approximately $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
During the three months ended March 31, 2015, we expended approximately $124.9 million on open market purchases under the stock repurchase program, repurchasing 1,982,115 shares of outstanding common stock at an average price of $63.03.
Shares for Tax Withholding
During the three months ended March 31, 2016, we withheld 428,838 shares from stock units that vested, totaling $32.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended March 31, 2015, we withheld 412,466 shares from stock units that vested, totaling $26.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended March 31, 2016 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2016, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the Securities and Exchange Commission on February 18, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.3 billion, of which $400.0 million was approved in January 2016. The objective of the stock repurchase program is to improve stockholders’ returns. As of March 31, 2016, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended March 31, 2016:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
January 1, 2016 through January 31, 2016	15,583	$72.79	—	$432,695
February 1, 2016 through February 29, 2016	447,825	67.49	426,300	404,006
March 1, 2016 through March 31, 2016	391,730	77.05	—	404,006
Total	855,138		426,300	404,006

(1)
Represents shares acquired in open market purchases and 428,838 shares withheld from stock units that vested in the first quarter of 2016 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We expended approximately $28.7 million during the quarter ended March 31, 2016 for repurchases of our common stock. For more information see Note 15 to our condensed consolidated financial statements.

(2)
Shares withheld from stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of stock units do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that William L. Burley, our Corporate Vice President and Acting General Manager, Workspace Services, and Murray J. Demo, a member of our Board of Directors, each entered into a new trading plan in the first quarter of 2016 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

10.1*
Employment Agreement, dated January 19, 2016, by and between Citrix Systems, Inc. and Kirill Tatarinov (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 20, 2016)

10.2*	Employment Agreement, dated February 16, 2016, by and between Citrix Systems, Inc. and Christopher Hylen

10.3*	Amended and Restated Incentive Agreement, dated February 16, 2016, by and between Citrix Systems, Inc. and Christopher Hylen

10.4*	Restricted Stock Award Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert M. Calderoni

10.5*	Restricted Stock Award Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Kirill Tatarinov

10.6*	Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Kirill Tatarinov (2016 Performance-Based Awards)

10.7*	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (2016 Performance-Based Awards)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of May 2016.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*
Employment Agreement, dated January 19, 2016, by and between Citrix Systems, Inc. and Kirill Tatarinov (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 20, 2016)

10.2*	Employment Agreement, dated February 16, 2016, by and between Citrix Systems, Inc. and Christopher Hylen

10.3*	Amended and Restated Incentive Agreement, dated February 16, 2016, by and between Citrix Systems, Inc. and Christopher Hylen

10.4*	Restricted Stock Award Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert M. Calderoni

10.5*	Restricted Stock Award Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Kirill Tatarinov

10.6*	Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Kirill Tatarinov (2016 Performance-Based Awards)

10.7*	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (2016 Performance-Based Awards)

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Furnished herewith.