Form 10-Q
period 2016-06-30
CITRIX SYSTEMS INC
filed 2016-08-05
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2016 there were 155,726,896 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2016

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$666,232	$368,518
Short-term investments, available-for-sale	684,599	502,852
Accounts receivable, net of allowances of $5,694 and $7,719 at June 30, 2016 and December 31, 2015, respectively	504,420	669,276
Inventories, net	11,509	10,521
Prepaid expenses and other current assets	135,031	132,784
Total current assets	2,001,791	1,683,951
Long-term investments, available-for-sale	854,486	891,964
Property and equipment, net	365,804	373,817
Goodwill	1,962,169	1,962,722
Other intangible assets, net	260,668	283,418
Deferred tax assets, net	214,505	215,196
Other assets	54,791	56,449
Total assets	$5,714,214	$5,467,517
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$72,639	$95,396
Accrued expenses and other current liabilities	315,259	317,468
Income taxes payable	27,682	18,351
Current portion of deferred revenues	1,211,103	1,249,754
Total current liabilities	1,626,683	1,680,969
Long-term portion of deferred revenues	425,979	414,314
Convertible notes	1,329,478	1,311,071
Other liabilities	90,029	87,717
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 301,356 and 299,113 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	301	299
Additional paid-in capital	4,697,059	4,566,919
Retained earnings	3,678,986	3,474,625
Accumulated other comprehensive loss	(21,900)	(28,527)
	8,354,446	8,013,316
Less - common stock in treasury, at cost (146,285 and 145,296 shares at June 30, 2016 and December 31, 2015, respectively)	(6,112,401)	(6,039,870)
Total stockholders' equity	2,242,045	1,973,446
Total liabilities and stockholders' equity	$5,714,214	$5,467,517
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share information)
Revenues:
Product and licenses	$219,618	$204,974	$421,823	$388,255
Software as a service	201,646	177,584	399,494	346,948
License updates and maintenance	386,864	377,161	779,882	748,458
Professional services	34,852	37,040	67,459	73,900
Total net revenues	842,980	796,759	1,668,658	1,557,561
Cost of net revenues:
Cost of product and license revenues	33,623	24,290	65,018	48,974
Cost of services and maintenance revenues	95,029	89,733	187,611	178,923
Amortization of product related intangible assets	15,670	18,728	30,785	37,085
Impairment of product related intangible assets	—	—	—	375
Total cost of net revenues	144,322	132,751	283,414	265,357
Gross margin	698,658	664,008	1,385,244	1,292,204
Operating expenses:
Research and development	124,761	140,203	248,720	284,844
Sales, marketing and services	298,449	296,258	591,197	602,663
General and administrative	97,136	79,872	187,915	161,898
Amortization of other intangible assets	7,286	10,992	14,680	20,433
Restructuring	4,016	14,534	50,081	48,485
Separation	13,923	—	28,610	—
Total operating expenses	545,571	541,859	1,121,203	1,118,323
Income from operations	153,087	122,149	264,041	173,881
Interest income	4,164	2,841	7,915	5,675
Interest expense	11,196	11,001	22,351	22,121
Other expense, net	(272)	(3,262)	(1,275)	(11,111)
Income before income taxes	145,783	110,727	248,330	146,324
Income tax expense	24,885	7,452	43,969	14,162
Net income	$120,898	$103,275	$204,361	$132,162
Earnings per share:
Basic	$0.78	$0.64	$1.32	$0.82
Diluted	$0.77	$0.64	$1.31	$0.82
Weighted average shares outstanding:
Basic	154,998	161,085	154,485	160,347
Diluted	156,666	162,027	156,258	161,674

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Net income	$120,898	$103,275	$204,361	$132,162
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains (losses)	1,793	(896)	5,892	1,298
Less: reclassification adjustment for net (gains) losses included in net income	(270)	(136)	(292)	(68)
Net change (net of tax effect)	1,523	(1,032)	5,600	1,230
Cash flow hedges:
Change in unrealized (losses) gains	(2,218)	2,347	4	(3,344)
Less: reclassification adjustment for net (gains)losses included in net income	(142)	5,421	1,023	9,668
Net change (net of tax effect)	(2,360)	7,768	1,027	6,324
Other comprehensive (loss) income	(837)	6,736	6,627	7,554
Comprehensive income	$120,061	$110,011	$210,988	$139,716

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Operating Activities
Net income	$204,361	$132,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	149,019	150,960
Stock-based compensation expense	87,920	65,003
Excess tax benefit from stock-based compensation	(10,308)	(1,924)
Deferred income tax benefit	(9,508)	(5,554)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(2,242)	9,318
Other non-cash items	2,819	8,335
Total adjustments to reconcile net income to net cash provided by operating activities	217,700	226,138
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	164,000	168,851
Inventories	(1,463)	(771)
Prepaid expenses and other current assets	(15,565)	(3,381)
Other assets	1,790	(6,023)
Income taxes, net	34,399	8,380
Accounts payable	(29,020)	38
Accrued expenses and other current liabilities	17,238	(20,082)
Deferred revenues	(22,316)	(18,319)
Other liabilities	(2,797)	6,025
Total changes in operating assets and liabilities, net of the effects of acquisitions	146,266	134,718
Net cash provided by operating activities	568,327	493,018
Investing Activities
Purchases of available-for-sale investments	(907,498)	(1,048,809)
Proceeds from sales of available-for-sale investments	446,932	834,578
Proceeds from maturities of available-for-sale investments	322,100	333,633
Purchases of property and equipment	(76,677)	(80,005)
Cash paid for acquisitions, net of cash acquired	—	(251,184)
Cash paid for licensing agreements and technology	(24,836)	(9,334)
Other	544	(1,058)
Net cash used in investing activities	(239,435)	(222,179)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	30,559	43,419
Proceeds from credit facility	—	95,000
Repayment of credit facility	—	(95,000)
Repayment of acquired debt	—	(7,569)
Excess tax benefit from stock-based compensation	10,308	1,924
Stock repurchases, net	(28,689)	(172,132)
Cash paid for tax withholding on vested stock awards	(43,842)	(28,321)
Net cash used in financing activities	(31,664)	(162,679)
Effect of exchange rate changes on cash and cash equivalents	486	(5,996)
Change in cash and cash equivalents	297,714	102,164
Cash and cash equivalents at beginning of period	368,518	260,149
Cash and cash equivalents at end of period	$666,232	$362,313
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
As part of its continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Cloud Services business unit that primarily includes the ShareFile product line. Prior to 2016, the ShareFile product line was included within the Company's Workflow Cloud products under the Mobility Apps segment. The Company's management has changed how it views the business primarily due to operational initiatives announced in 2015, which include increased emphasis and investments in core enterprise products for secure and reliable application and data delivery. As a result, the Company realigned its Cloud Services products and services to be included in the Enterprise and Service Provider segment effective January 1, 2016 in contemplation of the strategic shift and the proposed separation of the GoTo family of products. See Notes 18 and 20 for more information on the Company's proposed separation of its GoTo business.
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
Available-for-sale Investments
Short-term and long-term available-for-sale investments as of June 30, 2016 and December 31, 2015 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.2 million and $1.4 million at June 30, 2016 and December 31, 2015, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	$120,898	$103,275	$204,361	$132,162
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	154,998	161,085	154,485	160,347
Effect of dilutive employee stock awards	1,668	942	1,773	1,327
Denominator for diluted earnings per share - weighted-average shares outstanding	156,666	162,027	156,258	161,674
Basic earnings per share	$0.78	$0.64	$1.32	$0.82
Diluted earnings per share	$0.77	$0.64	$1.31	$0.82
Anti-dilutive weighted-average shares from stock awards	296	2,426	574	2,514

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

The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share, if applicable, as upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of $90.00 per share. For the three and six months ended June 30, 2016 and 2015, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 10 to the Company's condensed consolidated financial statements for detailed information on the Convertible Notes offering.

Common shares potentially issuable of 213,037 and 509,140 from stock options for the three and six months ended June 30, 2016 are excluded from the calculation of diluted earnings per share because the weighted average exercise price of $84.37 and $83.17, respectively, was greater than the average market price of common stock for the period.
4. ACQUISITIONS AND DIVESTITURES
2016 Asset Acquisition
On January 8, 2016, the Company acquired certain monitoring technology assets from a privately-held company for total cash consideration of $23.6 million. The acquisition provides a monitoring solution for Citrix's products as it relates to Microsoft Windows applications and desktop delivery. The identifiable intangible assets acquired related primarily to product technologies.
2016 Divestiture
On February 29, 2016, the Company sold its CloudPlatform and CloudPortal Business Manager products to Persistent Telecom Solutions, Inc. The agreement included contingent consideration in the form of an earnout provision based on revenue for a period of five years following the closing date. Any income associated with the contingent consideration will be recognized if the earnout provisions are met. No earnout provisions were met during the six months ended June 30, 2016, therefore no income was recognized during the six months ended June 30, 2016.

2015 Acquisitions
Sanbolic
On January 8, 2015, the Company acquired all of the issued and outstanding securities of Sanbolic, Inc. (“Sanbolic”). The Company expected the Sanbolic technology would reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of the Company's Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.5 million. No transaction costs were recorded during the three months ended June 30, 2015 and the Company expensed $0.2 million during the six months ended June 30, 2015, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of the Company's common stock, for which the vesting period began on the closing of the transaction. During the fourth quarter of 2015, management performed a comprehensive operational review which included an evaluation of all of the Company's products. In connection with this review, management determined that the Sanbolic technology was a non-core solution and that the related product offerings will no longer be developed. As a result, the Company impaired the remaining carrying value of the intangible assets related to this acquisition in the fourth quarter of 2015.
Grasshopper
On May 18, 2015, the Company acquired all of the membership interests of Grasshopper Group, LLC (“Grasshopper”), a leading provider of cloud-based phone solutions for small businesses. With the acquisition, the Company will expand its breadth of communication and collaboration solutions for small businesses, including GoToMeeting, GoToTraining, GoToWebinar and OpenVoice. Grasshopper became part of the Mobility Apps segment. Total cash consideration for this transaction was approximately $161.5 million, net of $3.6 million cash acquired. No transaction costs were recorded during the three months ended June 30, 2015 and the Company expensed $0.3 million, during the six months ended June 30, 2015, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 105,765 shares of the Company's common stock, for which the vesting period commenced on the closing of the transaction.
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	June 30, 2016				December 31, 2015
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$538,278	$1,278	$(125)	$539,431	$530,981	$757	$(1,216)	$530,522
Corporate securities	783,996	1,865	(295)	785,566	699,210	90	(1,929)	697,371
Municipal securities	3,888	18	—	3,906	14,872	14	(8)	14,878
Government securities	209,826	356	—	210,182	152,376	9	(340)	152,045
Total	$1,535,988	$3,517	$(420)	$1,539,085	$1,397,439	$870	$(3,493)	$1,394,816
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2016 were approximately six months and three years, respectively.

Realized Gains and Losses on Available-for-sale Investments
For the three and six months ended June 30, 2016, the Company received proceeds from the sales of available-for-sale investments of $212.7 million and $446.9 million, respectively, and for the three and six months ended June 30, 2015, it received proceeds from the sales of available-for-sale investments of $401.7 million and $834.6 million, respectively.
The Company had realized gains on the sales of available-for-sale investments during the three and six months ended June 30, 2016 of $0.3 million and $0.5 million, respectively, and for the three and six months ended June 30, 2015, it had realized gains on the sales of available-for-sale investments of $0.3 million and $0.4 million, respectively.
For the three and six months ended June 30, 2016, the Company had realized losses on available-for-sale investments of $0.1 million and $0.3 million, respectively, and for the three and six months ended June 30, 2015, it had realized losses of $0.1 million and $0.3 million, respectively, primarily related to sales of these investments during the period.
All realized gains and losses related to the sales of available-for-sale investments are included in Other expense, net, in the accompanying condensed consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of June 30, 2016 and December 31, 2015 were $0.4 million and $3.5 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $20.5 million and $19.9 million as of June 30, 2016 and December 31, 2015, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. For the three months ended June 30, 2016, no cost method investments were determined to be impaired. For the six months ended June 30, 2016, certain cost method investments with a combined carrying value of $1.0 million were determined to be impaired and written down to their estimated fair value of $0.7 million, respectively. Accordingly, the Company recorded $0.3 million in impairment charges during the six months ended June 30, 2016, which are included in Other expense, net in the accompanying condensed consolidated financial statements. For the three and six months ended June 30, 2015, the Company determined that certain cost method investments were impaired and recorded a charge of $2.5 million and $3.0 million, respectively, which were included in Other expense, net in the accompanying condensed consolidated statements of income.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$347,336	$347,336	$—	$—
Money market funds	317,750	317,750	—	—
Corporate securities	1,146	—	1,146	—
Available-for-sale securities:
Agency securities	539,431	—	539,431	—
Corporate securities	785,566	—	784,315	1,251
Municipal securities	3,906	—	3,906	—
Government securities	210,182	—	210,182	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,624	—	2,624	—
Total assets	$2,207,941	$665,086	$1,541,604	$1,251
Accrued expenses and other current liabilities:
Foreign currency derivatives	4,246	—	4,246	—
Total liabilities	$4,246	$—	$4,246	$—

	As of December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$261,962	$261,962	$—	$—
Money market funds	102,968	102,968	—	—
Corporate securities	3,588	—	3,588	—
Available-for-sale securities:
Agency securities	530,522	—	530,522	—
Corporate securities	697,371	—	695,809	1,562
Municipal securities	14,878	—	14,878	—
Government securities	152,045	—	152,045	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,063	—	1,063	—
Total assets	$1,764,397	$364,930	$1,397,905	$1,562
Accrued expenses and other current liabilities:
Foreign currency derivatives	3,678	—	3,678	—
Total liabilities	$3,678	$—	$3,678	$—

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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended June 30, 2016, no cost method investments were determined to be impaired. During the six months ended June 30, 2016, certain cost method investments with a combined carrying value of $1.0 million were determined to be impaired and written down to their estimated fair value of $0.7 million. Accordingly, the Company recorded $0.3 million in impairment charges during the six months ended June 30, 2016, which are included in Other expense, net in the accompanying condensed consolidated financial statements. For the three and six months ended June 30, 2015, the Company determined that certain cost method investments were impaired and recorded a charge of $2.5 million and $3.0 million, respectively, which were included in Other expense, net in the accompanying condensed consolidated financial statements. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
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
As of June 30, 2016, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended June 30, 2016, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
Convertible Senior Notes	$1,611,797	$1,329,478

7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2016, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its 2014 Equity Incentive Plan (the "2014 Plan"). In December 2014, the Company's Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company's Annual Meeting of Stockholders held on May 28, 2015. The 2015 ESPP has replaced the Company's Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the "2005 ESPP"). In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 2005 Equity Incentive Plan and the 2005 ESPP.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 29,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s Amended and Restated 2005 Equity Incentive Plan, as amended, that are forfeited, canceled or otherwise terminated (other than by exercise) are added to its shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of June 30, 2016, there were 21,980,489 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans including authorization under its 2014 Plan to grant stock-based awards covering 16,526,939 shares of common stock.
Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of June 30, 2016, 3,872,661 shares had been issued under the 2005 ESPP. As of June 30, 2016, 527,367 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plans of $2.5 million and $5.2 million for the three and six months ended June 30, 2016, respectively, and the Company recorded stock-based compensation costs of $1.3 million and $2.9 million for the three and six months ended June 30, 2015, respectively.
The Company used the Black-Scholes model to estimate the fair value of its Employee Stock Purchase Plan awards with the following weighted-average assumptions:

Six Months Ended
June 30, 2016
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
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended		Six Months Ended
Income Statement Classifications	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cost of services and maintenance revenues	$880	$742	$1,650	$1,292
Research and development	12,546	9,079	22,622	22,336
Sales, marketing and services	14,204	10,465	26,594	21,161
General and administrative	18,193	10,506	37,054	20,214
Total	$45,823	$30,792	$87,920	$65,003
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

For the March 2016 and January 2016 grants, the range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the average of its peer group. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and its peer group in order to model the stock price movements. The volatilities used were calculated over a three year period, which is commensurate with the awards’ performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model. The estimated fair value of each award as of the date of grant was $66.18 for the March 2016 grant and $49.68 for the January 2016 grant.
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

Unrecognized Compensation Related to Stock Units
As of June 30, 2016, the number of all non-vested stock units outstanding, including market performance and service condition awards and service-based awards, including service-based awards assumed in connection with acquisitions, were 5,151,781. As of June 30, 2016, there was $277.1 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.05 years. See Note 4 for more information regarding the Company's acquisitions.
Non-vested Stock
During the six months ended June 30, 2016, the Company granted non-vested stock awards of 118,588 shares to certain executive officers which typically vest between one to three years from the date of grant, subject to the holder’s continued employment with the Company. Non-vested stock is issued and outstanding upon grant; however, award holders are restricted from selling the shares until they vest. If the vesting conditions are not met, the award will be forfeited. Compensation expense is measured based on the closing market price of the Company’s common stock at the date of grant and is recognized on a straight-line basis over the vesting period. For the three and six months ended June 30, 2016, the Company recognized $2.8 million and $5.4 million, respectively, of stock-based compensation expense related to non-vested stock awards. At June 30, 2016, there was approximately $9.5 million of total unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.86 years.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2015. There were no indicators of impairment during the six months ended June 30, 2016. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.
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
The following table presents the change in goodwill allocated to the Company’s reportable segments during the six months ended June 30, 2016 (in thousands):

	Balance at January 1, 2016		Additions	Other		Balance at June 30, 2016
Enterprise and Service Provider	$1,581,805	(1)	$—	$(553)	(2)	$1,581,252
Mobility Apps	380,917	(1)	—	—		380,917
Consolidated	$1,962,722		$—	$(553)		$1,962,169

(1)
Beginning balance as of January 1, 2016 adjusted to reflect the Company’s re-alignment of its reporting unit structure. The change resulted in a goodwill reallocation of $86.5 million from the Mobility Apps segment into the Enterprise and Service Provider segment.

(2)
Amount relates to goodwill associated with the sale of the Company’s CloudPlatform and CloudPortal Business Manager products and to adjustments to the preliminary purchase price allocation associated with 2015 acquisitions. See Note 4 for more information regarding the Company's acquisitions and divestitures.

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
Intangible assets consist of the following (in thousands):

	June 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$605,300	$497,550	$589,847	$476,141
Other	447,522	294,604	447,816	278,104
Total	$1,052,822	$792,154	$1,037,663	$754,245
Amortization of product-related intangible assets, which consists primarily of product-related technologies and patents, was $15.7 million and $18.7 million for the three months ended June 30, 2016 and 2015, respectively, and $30.8 million and $37.1 million for the six months ended June 30, 2016 and 2015, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $7.3 million and $11.0 million for the three months ended June 30, 2016 and 2015, respectively, and $14.7 million and $20.4 million for the six months ended June 30, 2016 and 2015, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of June 30, 2016 is as follows (in thousands):

Year ending December 31,	Amount
2016 (remaining six months)	$42,903
2017	67,709
2018	59,841
2019	37,300
2020	19,297
Thereafter	33,618
Total	$260,668
9. SEGMENT INFORMATION
The Enterprise and Service Provider and the Mobility Apps business units constitute the Company’s two reportable segments. The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise and Service Provider and Mobility Apps products. The Company's CEO is the CODM. Segment profit for each segment includes certain research and development, sales, marketing and services and general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, charges or benefits related to significant litigation that are not anticipated to be ongoing costs, amortization and impairment of product and other related intangible assets, net interest and other expense, net and separation costs. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.
As part of its continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Cloud Services business unit that primarily includes the ShareFile product line. Prior to 2016, the ShareFile product line was included within the Company's Workflow Cloud products under the Mobility Apps segment. The Company's CODM has changed how it views the business primarily due to operational initiatives announced in 2015, which include increased emphasis and investments in core enterprise products for secure and reliable application and data delivery. As a result, the Company realigned its Cloud Services products and services to the Enterprise and Service Provider segment effective January 1, 2016 in contemplation of the strategic shift and the proposed separation of the GoTo family of products.

See Notes 18 and 20 for more information on the Company's proposed separation of its GoTo business. In addition, previously reported segment results have been recast to conform to the 2016 presentation.
Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues:
Enterprise and Service Provider	$673,987	$643,913	$1,332,760	$1,257,038
Mobility Apps	168,993	152,846	335,898	300,523
Consolidated	$842,980	$796,759	$1,668,658	$1,557,561
Segment profit:
Enterprise and Service Provider	$206,154	$160,729	$411,940	$278,600
Mobility Apps	33,651	36,464	64,178	65,680
Unallocated expenses(1):
Amortization and impairment of intangible assets	(22,956)	(29,720)	(45,465)	(57,893)
Stock-based compensation	(45,823)	(30,792)	(87,920)	(65,003)
Restructuring	(4,016)	(14,534)	(50,081)	(48,485)
Separation	(13,923)	—	(28,610)	—
Other	—	—	—	982
Net interest and other expense, net	(7,304)	(11,420)	(15,712)	(27,557)
Consolidated income before income taxes	$145,783	$110,727	$248,330	$146,324

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Revenues by Product Grouping
Revenues by product grouping for the Company’s Enterprise and Service Provider and Mobility Apps business units were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues:
Enterprise and Service Provider
Workspace Services revenues(1)	$411,862	$404,300	$812,778	$793,663
Delivery Networking revenues(2)	194,898	175,271	390,368	338,240
Cloud Services revenues(3)	32,312	24,918	62,044	46,695
Professional services(4)	34,852	37,040	67,459	73,900
Other	63	2,384	111	4,540
Total Enterprise and Service Provider revenues	673,987	643,913	1,332,760	1,257,038
Mobility Apps revenues	168,993	152,846	335,898	300,523
Total net revenues	$842,980	$796,759	$1,668,658	$1,557,561

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s windows app delivery products, which include XenDesktop and XenApp, and the Company's mobile app delivery products, which include XenMobile and related license updates and maintenance and support.

(2)	Delivery Networking revenues primarily include NetScaler, ByteMobile Smart Capacity and CloudBridge products and related license updates and maintenance and support.

(3)	Cloud Services revenues primarily include ShareFile, Podio and Citrix Workspace Cloud products.

(4)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenues:
Enterprise and Service Provider
Americas	$402,684	$362,672	$791,370	$702,518
EMEA	205,064	208,676	411,995	413,358
Asia-Pacific	66,239	72,565	129,395	141,162
Total Enterprise and Service Provider revenues	673,987	643,913	1,332,760	1,257,038
Mobility Apps
Americas	143,257	127,680	284,078	250,626
EMEA	21,446	20,374	42,532	40,186
Asia-Pacific	4,290	4,792	9,288	9,711
Total Mobility Apps revenues	168,993	152,846	335,898	300,523
Total net revenues	$842,980	$796,759	$1,668,658	$1,557,561

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
The Convertible Notes are governed by the terms of an indenture, dated as of April 30, 2014 (the “Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.500% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The Convertible Notes will mature on April 15, 2019, unless earlier repurchased or converted. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. As of June 30, 2016, none of the conditions allowing holders of the Notes to convert had been met.
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
Depending upon the structure of the separation of the GoTo business as determined by the Company, the holders of the Convertible Notes may be entitled to conversion rights and/or an adjustment in the conversion price of the Convertible Notes in connection with the proposed RMT transaction with LogMeIn. See Notes 18 and 20 for more information related to the separation of the GoTo business.
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

The Convertible Notes consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Liability component
Principal	$1,437,500	$1,437,500
Less: note discount and issuance costs	(108,022)	(126,429)
Net carrying amount	1,329,478	1,311,071

Equity component *	$162,869	$162,869
* Recorded in the condensed consolidated balance sheet within additional paid-in capital.

The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Contractual interest expense	$1,797	$1,797	$3,594	$3,594
Amortization of debt issuance costs	1,015	992	2,024	1,974
Amortization of debt discount	8,222	7,980	16,383	15,900
	$11,034	$10,769	$22,001	$21,468
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $120.00 per share. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity. As of
June 30, 2016, no warrants have been exercised.
Aside from the initial payment of a premium to the Option Counterparties under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparties under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.

11. CREDIT FACILITY
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. The weighted average interest rate for the period that amounts were outstanding under the Credit Facility was 1.82%. As of June 30, 2016, there were no amounts outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of June 30, 2016.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of June 30, 2016, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $1.2 million at June 30, 2016 and $2.3 million at December 31, 2015, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 13 for more information related to comprehensive income. The net unrealized loss as of June 30, 2016 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,487	Prepaid expenses and other current assets	$436	Accrued expenses and other current liabilities	$2,770	Accrued expenses and other current liabilities	$2,895

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,137	Prepaid expenses and other current assets	$627	Accrued expenses and other current liabilities	$1,476	Accrued expenses and other current liabilities	$783

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive (Loss)Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2016	2015		2016	2015
Foreign currency forward contracts	$(2,360)	$7,768	Operating expenses	$142	$(5,421)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2016	2015		2016	2015
Foreign currency forward contracts	$1,027	$6,324	Operating expenses	$(1,023)	$(9,668)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2016	2015
Foreign currency forward contracts	Other expense, net	$(1,992)	$(1,147)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2016	2015
Foreign currency forward contracts	Other expense, net	$(3,965)	$489
Outstanding Foreign Currency Forward Contracts
As of June 30, 2016, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 10,000
Brazilian Real	BRL 7,700
Pounds Sterling	GBP 20,117
Canadian Dollar	CAD 1,775
Chinese Yuan Renminbi	CNY 35,700
Danish Krone	DKK 28,455
Euro	EUR 13,557
Hong Kong Dollar	HKD 32,500
Indian Rupee	INR 368,570
Japanese Yen	JPY 1,441,169
Singapore Dollar	SGD 10,227
Swiss Franc	CHF 33,100
13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized (loss) gain on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2015	$(16,346)	$(2,900)	$(2,255)	$(7,026)	$(28,527)
Other comprehensive income before reclassifications	—	5,892	4	—	5,896
Amounts reclassified from accumulated other comprehensive loss	—	(292)	1,023	—	731
Net current period other comprehensive income	—	5,600	1,027	—	6,627
Balance at June 30, 2016	$(16,346)	$2,700	$(1,228)	$(7,026)	$(21,900)
Income tax expense or benefit allocated to each component of other comprehensive loss is not material.

Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended June, 2016
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(270)	Other expense, net
Unrealized net gains on cash flow hedges	(142)	Operating expenses *
	$(412)

	For the Six Months Ended June 30, 2016
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(292)	Other expense, net
Unrealized net losses on cash flow hedges	1,023	Operating expenses *
	$731
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
14. INCOME TAXES
The Company’s net unrecognized tax benefits totaled approximately $58.9 million and $54.6 million as of June 30, 2016 and December 31, 2015, respectively. All amounts included in the balance at June 30, 2016 for tax positions would affect the annual effective tax rate if recognized. The Company has $1.9 million accrued for the payment of interest and penalties as of June 30, 2016.
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
At June 30, 2016, the Company had approximately $212.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. During the quarter ended June 30, 2016, the Company did not record a change in the Company's valuation allowance.
The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 17.1% and 6.7% for the three months ended June 30, 2016 and 2015, respectively and 17.7% and 9.7% for the six months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate when comparing the three months ended June 30, 2016 to the three months ended June 30, 2015 and the six months ended June 30, 2016 to the six months ended June 30, 2015, was primarily due to the impact of settling the IRS examination for the tax years 2011 and 2012 that closed during the quarter ended June 30, 2015.
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
15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $6.3 billion, of which $400.0 million was approved in January 2016. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2016, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended June 30, 2016, the Company had no open market purchases. During the six months ended June 30, 2016, the Company expended approximately $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
During the three months ended June 30, 2015, the Company expended approximately $47.2 million on open market purchases under the stock repurchase program, repurchasing 711,385 shares of outstanding common stock at an average price of $66.36. During the six months ended June 30, 2015, the Company expended approximately $172.1 million on open market purchases under the stock repurchase program, repurchasing 2,693,500 shares of outstanding common stock at an average price of $63.91.
Shares for Tax Withholding
During the three months ended June 30, 2016, the Company withheld 134,771 shares from stock units that vested, totaling $11.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2016, the Company withheld 563,609 shares from stock units that vested, totaling $43.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended June 30, 2015, the Company withheld 33,356 shares from stock units that vested, totaling $2.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2015, the Company withheld 445,822 shares from stock units that vested, totaling $28.3 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
In April 2014, John Calma, ostensibly on behalf of the Company, filed a shareholder derivative complaint against certain of the directors of the Company (and the Company as a nominal defendant) in the Court of Chancery of the State of Delaware (the "Court"). The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment related to stock awards that they received under the Company's director compensation program. The complaint seeks the recovery of monetary damages and other relief for damages allegedly caused to the Company. In May 2016, the parties filed with the Court a Stipulation of Compromise and Settlement regarding this matter, which is subject to Court approval. The Court has scheduled a settlement hearing for September 9, 2016. Whether or not the settlement is approved by the Court, the Company believes that its directors and the Company have meritorious defenses to these allegations and that it is not reasonably possible that the ultimate outcome of this suit will materially and adversely affect the Company's business, financial condition, results of operations or cash flows.
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

17. RESTRUCTURING
2015 Other Restructuring Program
On November 17, 2015, the Company announced the implementation of a restructuring program designed to simplify the Company’s enterprise go-to-market motion and roles while improving coverage, reflect changes in the Company’s product focus, and balance resources with demand across the Company’s marketing, general and administration areas. The 2015 Other Restructuring Program eliminated approximately 700 full-time positions, of which 350 were communicated in 2015 and 350 in the first quarter of 2016. During the three and six months ended June 30, 2016, the Company incurred costs of $4.2 million and $43.2 million, respectively, associated with the program. The majority of these charges are related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to the 2015 Other Restructuring Program were substantially completed as of the end of the first quarter of 2016. As of June 30, 2016, total charges related to the 2015 Other Restructuring Program incurred since inception were $73.0 million.
2015 Restructuring Program
On January 28, 2015, the Company announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, the Company eliminated approximately 700 full-time positions in the first half of 2015. Costs incurred related to this program during the three months ended June 30, 2016 were not significant. During the six months ended June 30, 2016, the Company incurred costs of $7.0 million, primarily related to employee severance arrangements and the consolidation of leased facilities. The majority of the activities related to the 2015 Restructuring Program were substantially completed by the end of 2015. As of June 30, 2016, total charges related to the 2015 Restructuring Program incurred since inception were $75.9 million.
2014 Restructuring Program
During the first quarter of 2014, the Company announced the implementation of the 2014 Restructuring Program to better align resources to strategic initiatives. As a result, the Company reduced its headcount by approximately 325 full-time positions since inception. The pre-tax charges incurred were primarily related to severance and other costs directly related to the reduction of the Company's workforce. The activities under the 2014 Restructuring Program were substantially completed as of the end of the first quarter of 2015. As of June 30, 2016, total charges related to the 2014 Restructuring Program incurred since inception were $22.0 million, primarily related to employee severance and related costs.
Restructuring Charges by Segment
Restructuring charges by segment consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
2014 Restructuring Program
Enterprise and Service Provider	$(177)	$1,176	$(177)	$2,010
Mobility Apps	—	—	—	50
2015 Restructuring Program
Enterprise and Service Provider	43	13,111	7,092	45,866
Mobility Apps	—	247	(79)	559
2015 Other Restructuring Program
Enterprise and Service Provider	3,713	—	42,220	—
Mobility Apps	437	—	1,025	—
Total restructuring charges	$4,016	$14,534	$50,081	$48,485

Restructuring accruals
The activity in the Company’s restructuring accruals for the six months ended June 30, 2016 is summarized as follows (in thousands):

	2014 Restructuring Program	2015 Restructuring Program	2015 Other Restructuring Program	Total
Balance at January 1, 2016	$1,121	$22,694	$16,581	$40,396
Employee severance and related costs	—	72	39,421	39,493
Consolidation of leased facilities	—	7,082	3,822	10,904
Payments	(9)	(5,728)	(51,107)	(56,844)
Reversal of previous charges	(177)	(141)	—	(318)
Balance at June 30, 2016	$935	$23,979	$8,717	$33,631
As of June 30, 2016, the $33.6 million in outstanding restructuring accruals primarily relates to the Enterprise and Service Provider segment.
18. PROPOSED SEPARATION OF GOTO BUSINESS
The Company announced in November 2015 that it was pursuing a plan to spinoff its GoTo family of products into a separate, publicly traded company. The company established as a result of the spinoff would be made up of the following products and services: GoToAssist, GoToMeeting, GoToMyPC, GoToTraining, GoToWebinar, Grasshopper and OpenVoice. The proposed separation, which was intended to be a tax-free spinoff to the Company's stockholders, was expected to be completed in the second half of 2016. The proposed spinoff was subject to certain conditions, including, among others, obtaining final approval from the Company's Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction for federal income tax purposes and the effectiveness of a Form 10 filing with the SEC.
The Company has incurred significant costs in connection with the planned separation of its GoTo business. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation. Costs related to employee retention or stock-based compensation are classified on a basis consistent with their regular compensation charges and included within Cost of net revenues, Research and development, Sales, marketing and services, or General and administrative expense in the condensed consolidated statements of income as applicable. Costs other than those related to employees are included within Separation expense in the condensed consolidated statements of income. During the three and six months ended June 30, 2016, the Company incurred approximately $13.9 million and $28.6 million, respectively, related to separation costs. The Company expects to incur additional separation costs in 2016 and 2017 until it completes the separation of the GoTo business. The Company currently expects to incur, in the aggregate, approximately $120.0 million to $130.0 million in separation costs, although that estimate is subject to a number of assumptions and uncertainties and the actual amount of separation costs could differ materially from this estimate. These estimates do not include potential tax related charges or potential capital expenditures which may be incurred related to the proposed transaction. These additional costs could be significant. See Note 20 for further information.
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
In April 2015, the Financial Accounting Standards Board issued an accounting standard update on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this standard effective January 1, 2016 and retroactively adjusted the long-term debt liability presented as of December 31, 2015 by reducing the long-term debt liability by the amount of the deferred financing costs of $13.9 million and reducing the deferred financing costs asset included in other assets on the condensed consolidated balance sheets by a corresponding amount. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
20. SUBSEQUENT EVENT

On July 26, 2016, the Company entered into definitive agreements with GetGo, Inc., its wholly-owned subsidiary (“GetGo”), and LogMeIn, Inc., a Delaware corporation (“LogMeIn”), with respect to a Reverse Morris Trust (RMT) transaction. Subject to the terms and conditions of those agreements, (1) the Company will transfer its GoTo business to GetGo, (2) after which, the Company will distribute to its stockholders all of the issued and outstanding shares of common stock of GetGo held by the Company, at the Company’s sole option, by way of a pro rata dividend or an exchange offer, and (3) immediately after the distribution, Lithium Merger Sub, Inc., a wholly-owned subsidiary of LogMeIn, will merge with and into GetGo, with GetGo as the surviving corporation. In connection with the merger, GetGo (which at that time will hold the GoTo business) will become a wholly-owned subsidiary of LogMeIn, and GetGo’s stockholders will receive an aggregate of approximately 26.9 million shares of LogMeIn common stock. Completion of the transaction is subject to the satisfaction or waiver of customary closing conditions, including receipt of approval of LogMeIn stockholders, regulatory approvals and opinions of tax counsel. The proposed transaction, which is intended to be tax-free to the Company and its stockholders for U.S. federal income tax purposes, is expected to be completed in the first quarter of 2017. See Note 18 for more information related to the GoTo products and services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, research and development, offerings of products and services, market positioning and opportunities, headcount, customer demand, distribution and sales channels, financial information and results of operations for future periods, product and price competition, strategy and growth initiatives, seasonal factors, restructuring activities, international operations, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, tax rates, the expected benefits of acquisitions, changes in domestic and foreign economic conditions and credit markets, liquidity and debt obligations, share repurchase activity, litigation and intellectual property matters, the completion and timing of the proposed separation of our GoTo business and subsequent merger with LogMeIn, the expected strategic, operational and competitive benefits of the proposed separation of our GoTo business, the effect of the separation on Citrix, its shareholders, customers, partners and employees, and expected benefits from our strategic and operational review and related initiatives, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months and six ended June 30, 2016. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
Our vision is to power a world where people, organizations and things are securely connected and accessible to make the extraordinary possible. We accomplish this by building and selling the world’s best integrated technology services for secure delivery of apps and data anytime, anywhere, as a service in the Citrix Cloud.
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
During the first half of 2016, we experienced solid progress with the operational initiatives introduced during 2015, which included restructuring programs, changes in our field and channel strategies and continued focus on our core strategy, the secure delivery of apps and data.
In November 2015, we announced the implementation of a restructuring program focused on the simplification of our enterprise go-to-market motion and roles while improving coverage, reflecting changes in our product focus, and balancing resources with demand across our marketing, general and administration areas. The 2015 Other Restructuring Program eliminated approximately 700 full-time positions. During the three and six months ended June 30, 2016, we incurred costs of $4.2 million and $43.2 million, respectively, primarily related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to the 2015 Other Restructuring Program were substantially completed as of the end of the first quarter of 2016.
In November 2015, we announced a plan to spinoff our GoTo family of products into a separate, publicly traded company.
In January 2016, we announced that Kirill Tatarinov was appointed President and Chief Executive Officer, effective January 25, 2016. Mr. Tatarinov also joined our Board of Directors as a director at that time.

In July 2016, we announced that we, along with GetGo, our wholly-owned subsidiary, and LogMeIn had entered into definitive agreements with respect to a Reverse Morris Trust (RMT) transaction. Subject to the terms and conditions of those agreements, (1) we will transfer our GoTo business to GetGo, (2) after which, we will distribute to our stockholders all of the issued and outstanding shares of common stock of GetGo held by us, and (3) immediately after such distribution, a wholly-owned subsidiary of LogMeIn will merge with and into GetGo, with GetGo as the surviving corporation. Completion of the transaction is subject to the satisfaction or waiver of customary closing conditions, including receipt of approval of LogMeIn stockholders, regulatory approvals and opinions of tax counsel. The proposed transaction, which is intended to be tax-free to our stockholders and us for U.S. federal income tax purposes, is expected to be completed in the first quarter of 2017. See Note 18 for more information related to the GoTo products and services.
Summary of Results
For the three months ended June 30, 2016 compared to the three months ended June 30, 2015, a summary of our results included:

•	Product and licenses revenue increased 7% to $219.6 million;

•	Software as a service revenue increased 14% to $201.6 million;

•	License updates and maintenance revenue increased 3% to $386.9 million;

•	Professional services revenue decreased 6% to $34.9 million;

•	Gross margin as a percentage of revenue remained consistent;

•	Operating income increased 25% to $153.1 million; and

•	Diluted net income per share increased 20% to $0.77.
The increase in our Product and licenses revenue was driven by higher sales of our Delivery Networking products, primarily NetScaler. Our Software as a service revenue increased primarily due to increased sales of our Communications Cloud products, led by GoToMeeting and Grasshopper, and our Cloud Services products, led by ShareFile. The increase in License updates and maintenance revenue was driven by increased sales of software maintenance contracts across our Workspace Services products and increased sales of hardware maintenance, partially offset by a decrease in our Subscription Advantage and technical and premier support resulting from new software maintenance offerings implemented in 2015. The decrease in Professional services revenue was primarily due to decreased product training and certification and implementation services related to our Workspace Services products as a result of changes in our field and channel strategies. We currently expect total revenue to increase when comparing the third quarter of 2016 to the third quarter of 2015 and when comparing the 2016 fiscal year to the 2015 fiscal year. The increase in gross margin was not significant. The increase in operating income and diluted net income per share was primarily due to the increase in total revenue and lower operating expenses in the second quarter of 2016, primarily as a result of cost savings from our restructuring activities, partially offset by separation costs incurred in conjunction with the planned separation of our GoTo business. Also contributing to the increase in diluted net income per share is the impact of share repurchases during 2015, which reduced our weighted-average shares outstanding.
2016 Asset Acquisition
On January 8, 2016, we acquired certain monitoring technology assets from a privately-held company for total cash consideration of $23.6 million. The acquisition provides a monitoring solution for Citrix's products as it relates to Microsoft Windows applications and desktop delivery. The identifiable intangible assets acquired related primarily to product technologies.
2016 Divestiture
On February 29, 2016, we sold our CloudPlatform and CloudPortal Business Manager products to Persistent Telecom Solutions, Inc. The agreement included contingent consideration in the form of an earnout provision based on revenue for a period of five years following the closing date. Any income associated with the contingent consideration will be recognized if the earnout provisions are met.
2015 Acquisitions
Sanbolic
On January 8, 2015, we acquired all of the issued and outstanding securities of Sanbolic, Inc. ("Sanbolic"). We expected the Sanbolic technology would reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of our Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.5 million. No transaction costs were recorded during the three months ended June 30, 2015 and we expensed $0.2 million during the six months ended June 30, 2015, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of our common stock, for which the vesting period began on the closing of the transaction. During the fourth quarter of 2015, management performed a comprehensive operational review which included an evaluation of all our products. In connection with this review, management determined that the Sanbolic technology was a non-core solution and that the related product offerings will no longer be developed. As a result, we impaired the remaining carrying value of the intangible assets related to this acquisition in the fourth quarter of 2015.
Grasshopper
On May 18, 2015, we acquired all of the membership interests of Grasshopper Group, LLC ("Grasshopper"), a leading provider of cloud-based phone solutions for small businesses. With the acquisition, we will expand our breadth of communication and collaboration solutions for small businesses, including GoToMeeting, GoToTraining, GoToWebinar and OpenVoice. Grasshopper became part of our Mobility Apps segment. Total cash consideration for this transaction was approximately $161.5 million, net of $3.6 million cash acquired. No transaction costs were recorded during the three months ended June 30, 2015 and we expensed $0.3 million, during the six months ended June 30, 2015, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 105,765 shares of our common stock, for which the vesting period commenced on the closing of the transaction.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2016	June 30, 2016
	2016	2015	2016	2015	vs. June 30, 2015	vs. June 30, 2015
Revenues:
Product and licenses	$219,618	$204,974	$421,823	$388,255	7.1%	8.6%
Software as a service	201,646	177,584	399,494	346,948	13.5	15.1
License updates and maintenance	386,864	377,161	779,882	748,458	2.6	4.2
Professional services	34,852	37,040	67,459	73,900	(5.9)	(8.7)
Total net revenues	842,980	796,759	1,668,658	1,557,561	5.8	7.1
Cost of net revenues:
Cost of product and license revenues	33,623	24,290	65,018	48,974	38.4	32.8
Cost of services and maintenance revenues	95,029	89,733	187,611	178,923	5.9	4.9
Amortization of product related intangible assets	15,670	18,728	30,785	37,085	(16.3)	(17.0)
Impairment of product related intangible assets	—	—	—	375	*	(100.0)
Total cost of net revenues	144,322	132,751	283,414	265,357	8.7	6.8
Gross margin	698,658	664,008	1,385,244	1,292,204	5.2	7.2
Operating expenses:
Research and development	124,761	140,203	248,720	284,844	(11.0)	(12.7)
Sales, marketing and services	298,449	296,258	591,197	602,663	0.7	(1.9)
General and administrative	97,136	79,872	187,915	161,898	21.6	16.1
Amortization of other intangible assets	7,286	10,992	14,680	20,433	(33.7)	(28.2)
Restructuring	4,016	14,534	50,081	48,485	(72.4)	3.3
Separation	13,923	—	28,610	—	*	*
Total operating expenses	545,571	541,859	1,121,203	1,118,323	0.7	0.3
Income from operations	153,087	122,149	264,041	173,881	25.3	51.9
Interest income	4,164	2,841	7,915	5,675	46.6	39.5
Interest expense	11,196	11,001	22,351	22,121	1.8	1.0
Other expense, net	(272)	(3,262)	(1,275)	(11,111)	(91.7)	(88.5)
Income before income taxes	145,783	110,727	248,330	146,324	31.7	69.7
Income tax expense	24,885	7,452	43,969	14,162	233.9	210.5
Net income	$120,898	$103,275	$204,361	$132,162	17.1	54.6

*	not meaningful

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
Our SaaS revenues, which are recognized ratably over the contractual term, primarily consist of fees related to our Mobility Apps and Cloud Services products including:

•	Communications Cloud products, which primarily include GoToMeeting, GoToWebinar, GoToTraining and Grasshopper; and

•	Workflow Cloud products, which primarily include GoToMyPC and GoToAssist; and

•	Cloud Services products, which primarily include ShareFile.

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2016	June 30, 2016
	2016	2015	2016	2015	vs. June 30, 2015	vs. June 30, 2015
	(In thousands)
Product and licenses	$219,618	$204,974	$421,823	$388,255	$14,644	$33,568
Software as a service	201,646	177,584	399,494	346,948	24,062	52,546
License updates and maintenance	386,864	377,161	779,882	748,458	9,703	31,424
Professional services	34,852	37,040	67,459	73,900	(2,188)	(6,441)
Total net revenues	$842,980	$796,759	$1,668,658	$1,557,561	$46,221	$111,097
Product and Licenses
The increase in Product and licenses revenue for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily due to higher sales of our Delivery Networking products, primarily NetScaler. These Product and licenses revenue results were primarily due to the progress made on initiatives implemented in 2015 to our field and channel strategies and increased focus on our core strategy as discussed in the Executive Summary Overview above. We currently expect Product and licenses revenue to decrease when comparing the third quarter of 2016 to the third quarter of 2015 as a result of our product portfolio rationalization actions taken in the second half of 2015.

Software as a Service
Software as a service revenue increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to increased sales of our Communications Cloud products of $17.9 million, led by GoToMeeting and Grasshopper, and increased sales of our Cloud Services products of $6.7 million, led by ShareFile. Software as a service revenue increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to increased sales of our Communications Cloud products of $38.8 million, led by GoToMeeting and Grasshopper, and increased sales of our Cloud Services products of $14.5 million, led by ShareFile. We currently expect Software as a service revenue to increase when comparing the third quarter of 2016 to the third quarter of 2015.
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
License updates and maintenance revenue increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to increased sales of software maintenance contracts across our Workspace Services products of $71.6 million and increased sales of hardware maintenance products of $3.7 million, partially offset by a decrease in our Subscription Advantage product of $52.0 million and our technical and premier support of $13.6 million. License updates and maintenance revenue increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to increased sales of software maintenance contracts across our Workspace Services products of $142.7 million and increased sales of hardware maintenance of $12.7 million, partially offset by a decrease in our Subscription Advantage product of $99.7 million and our technical and premier support of $24.3 million. These results are due to our new Software Maintenance offering discussed above. We currently expect License updates and maintenance revenue to increase when comparing the third quarter of 2016 to the third quarter of 2015.
Professional Services
The decrease in Professional services revenue when comparing the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015 was primarily due to decreased product training and certification and implementation services related to our Workspace Services products as a result of changes in our field and channel strategies. We currently expect Professional services revenue to decrease when comparing the third quarter of 2016 to the third quarter of 2015 due to our continued effort to enhance our field and channel engagement.
Deferred Revenue

Deferred revenues are primarily comprised of License updates and maintenance revenue from maintenance fees, which include software and hardware maintenance, our Subscription Advantage product and technical support. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. Deferred revenues decreased approximately $27.0 million as of June 30, 2016 compared to December 31, 2015 primarily due to a decrease in sales of technical and premier support of $16.9 million, a decrease in sales of our software maintenance offerings of $7.6 million, and a decrease in sales of our hardware maintenance offerings of $6.7 million. Decreases are partially offset by an increase in sales of SaaS revenue of $11.5 million. We currently anticipate that deferred revenues will remain consistent throughout the remainder of 2016.
International Revenues
International revenues (sales outside the United States) accounted for approximately 40.6% and 40.5% of our net revenues for the three and six months ended June 30, 2016, respectively, and 43.0% and 43.4% of our net revenues for the three and six months ended June 30, 2015, respectively. The decrease in our international revenues as a percentage of our net revenues for the periods presented is primarily due to increased sales in the United States. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.

Segment Revenues
Our revenues are derived from sales of Enterprise and Service Provider products which include Workspace Services products, Delivery Networking products, Cloud Services products and related License updates and maintenance and Professional services and SaaS from our Mobility Apps business unit’s Communications Cloud and Workflow Cloud products. The Enterprise and Service Provider and the Mobility Apps business units constitute our two reportable segments. As part of our continued transformation, effective January 1, 2016, we reorganized a part of our business by creating a new Cloud Services business unit that primarily includes the ShareFile product line. Prior to 2016, the ShareFile product line was included within our Workflow Cloud products under the Mobility Apps segment. Management has changed how it views the business primarily due to operational initiatives announced in 2015, which include increased emphasis and investments in core enterprise products for secure and reliable application and data delivery. As a result, we realigned our Cloud Services products and services to the Enterprise and Service Provider segment effective January 1, 2016 in contemplation of the strategic shift and the proposed separation of the GoTo family of products. See Notes 18 and 20 of our condensed consolidated financial statements for additional information on the proposed separation of our GoTo business.
An analysis of our reportable segment net revenue is presented below (in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30, 2016
	2016	2015	vs. June 30, 2015
Enterprise and Service Provider	$673,987	$643,913	4.7%
Mobility Apps	168,993	152,846	10.6%
Net revenues	$842,980	$796,759	5.8%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.
Cost of Net Revenues

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2016	June 30, 2016
	2016	2015	2016	2015	vs. June 30, 2015	vs. June 30, 2015
	(In thousands)
Cost of product and license revenues	$33,623	$24,290	$65,018	$48,974	$9,333	$16,044
Cost of services and maintenance revenues	95,029	89,733	187,611	178,923	5,296	8,688
Amortization of product related intangible assets	15,670	18,728	30,785	37,085	(3,058)	(6,300)
Impairment of product related intangible assets	—	—	—	375	—	(375)
Total cost of net revenues	$144,322	$132,751	$283,414	$265,357	$11,571	$18,057
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
Cost of product and license revenues increased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily due to increased sales of our Delivery Networking products, many of which contain hardware components that have a higher cost than our other software products. We currently expect a decrease in Cost of product and license revenues when comparing the third quarter of 2016 to the third quarter of 2015 consistent with the expected decrease in Product and licenses revenue.
Cost of services and maintenance revenues increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to an increase in sales of our Communications Cloud products of $6.7 million and support and maintenance costs related to our Workspace Services and Delivery Networking products of $2.2 million, partially offset by a decrease in implementation services of $5.1 million related to sales of our Workspace Services products. Cost of services and maintenance revenues increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to an increase in sales of our Communications Cloud products of $15.7 million, partially offset by a decrease in implementation services of $8.0 million related to sales of our Workspace Services products. We currently expect Cost of services and maintenance revenues to increase when comparing the third quarter of 2016 to the third quarter of 2015, consistent with the expected increases in Software as a service revenue and License updates and maintenance revenue as discussed above.
Amortization of product-related intangible assets decreased for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily due to the impairments of certain acquired intangible assets in 2015.
Gross Margin
Gross margin as a percentage of revenue was 82.9% for the three months ended June 30, 2016 and 83.3% for the three months ended June 30, 2015. Gross margin as a percentage of revenue was 83.0% for the six months ended June 30, 2016 and 82.9% for the six months ended June 30, 2015. The change in gross margin when comparing the three and six months ended June 30, 2016 to June 30, 2015 was not significant.
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
Research and Development Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2016	June 30, 2016
	2016	2015	2016	2015	vs. June 30, 2015	vs. June 30, 2015
	(In thousands)
Research and development	$124,761	$140,203	$248,720	$284,844	$(15,442)	$(36,124)
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses decreased during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 primarily due to a decrease in compensation and other employee-related costs of primarily related to a net decrease in headcount resulting from restructuring initiatives.
Sales, Marketing and Services Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2016	June 30, 2016
	2016	2015	2016	2015	vs. June 30, 2015	vs. June 30, 2015
	(In thousands)
Sales, marketing and services	$298,449	$296,258	$591,197	$602,663	$2,191	$(11,466)
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
Sales, marketing and services expenses increased during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to an increase in variable compensation of $4.4 million due to an increase in sales, and an increase in stock-based compensation of $3.7 million, partially offset by a decrease in compensation and other employee-related costs as a result of restructuring initiatives of $6.1 million.
Sales, marketing and services expenses decreased during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to a decrease in compensation and other employee-related costs as a result of restructuring initiatives of $31.4 million, partially offset by an increase in variable compensation of $8.7 million due to an increase in sales, an increase in marketing program costs of $8.6 million related to various marketing campaigns and events, and in increase in stock-based compensation of $5.4 million.
General and Administrative Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2016	June 30, 2016
	2016	2015	2016	2015	vs. June 30, 2015	vs. June 30, 2015
	(In thousands)
General and administrative	$97,136	$79,872	$187,915	$161,898	$17,264	$26,017
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to an increase in stock-based compensation of $7.7 million and an increase in certain facility and depreciation costs of $5.8 million.
General and administrative expenses increased for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to an increase in stock-based compensation of $16.9 million and an increase in compensation and other employee-related costs of $6.1 million.
Amortization of Other Intangible Assets

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2016	June 30, 2016
	2016	2015	2016	2015	vs. June 30, 2015	vs. June 30, 2015
	(In thousands)
Amortization of Other Intangible Assets	$7,286	$10,992	$14,680	$20,433	$(3,706)	$(5,753)
Amortization of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions.
The decrease in Amortization of other intangible assets when comparing the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was primarily due to impairments of certain intangible assets in 2015.
Restructuring Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2016	June 30, 2016
	2016	2015	2016	2015	vs. June 30, 2015	vs. June 30, 2015
	(In thousands)
Restructuring	$4,016	$14,534	$50,081	$48,485	$(10,518)	$1,596

On November 17, 2015, we announced the implementation of a restructuring program that will focus on simplification of our enterprise go-to-market motion and roles while improving coverage, reflect changes in our product focus, and balance resources with demand across our marketing, general and administration areas. The 2015 Other Restructuring Program called for the elimination of approximately 700 full-time positions. During the three and six months ended June 30, 2016, we incurred costs of $4.2 million and $43.2 million, respectively, primarily related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to the 2015 Other Restructuring Program were substantially completed as of the end of the first quarter of 2016.
On January 28, 2015, we announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, we eliminated approximately 700 full-time positions in the first half of 2015. Costs incurred related to this program during the three months ended June 30, 2016 were not significant. During the six months ended June 30, 2016, we incurred costs of 7.0 million, primarily related to employee severance arrangements and the consolidation of leased facilities. The majority of the activities related to the 2015 Restructuring Program were substantially completed by the end of 2015.
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
Separation Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2016	June 30, 2016
	2016	2015	2016	2015	vs. June 30, 2015	vs. June 30, 2015
	(In thousands)
Separation	$13,923	$—	$28,610	$—	$13,923	$28,610

We are incurring incremental costs in connection with our planned separation of our GoTo business. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation. Costs related to employee retention or stock-based compensation are classified on a basis consistent with their regular compensation charges and included within Cost of net revenues, Research and development, Sales, marketing and services, or General and administrative expense in our condensed consolidated statements of income as applicable. Costs other than those related to employees are included within Separation expense in our condensed consolidated statements of income.

During the three and six months ended June 30, 2016, we incurred $13.9 million and $28.6 million, respectively, related to the separation. We expect to incur additional separation costs in 2016 and 2017 until we complete the separation of our GoTo business. We currently expect to record in the aggregate approximately $120.0 million to $130.0 million in separation costs, although that estimate is subject to a number of assumptions and uncertainties and the actual amount of separation costs could differ materially from this estimate. These estimates do not include potential tax related charges or potential capital expenditures which may be incurred related to the proposed transaction. These additional costs could be significant.
2016 Operating Expense Outlook
When comparing the third quarter of 2016 to the third quarter of 2015, we are currently expecting an overall decrease in Operating expenses with an expected decrease in Research and development as we continue to simplify our focus and portfolio, and rebalance our investments, and expect Sales, marketing and services and General and administrative expense to remain consistent. We also expect to incur costs in the third quarter of 2016 related to the planned separation of our GoTo business.

Other Expense, Net

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2016	June 30, 2016
	2016	2015	2016	2015	vs. June 30, 2015	vs. June 30, 2015
	(In thousands)
Other expense, net	$(272)	$(3,262)	$(1,275)	$(11,111)	$2,990	$9,836
Other expense, net is primarily comprised of gains (losses) from remeasurement of foreign currency transaction, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other expense, net during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily driven by an impairment charge of $2.5 million recognized on cost method investments during the three months ended June 30, 2015.
The change in Other expense, net during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily driven by a decrease in net losses on remeasurement and settlements of foreign currency transactions of $7.0 million and an impairment charge of $2.5 million recognized on cost method investments during the three months ended June 30, 2015.
Income Taxes
As of June 30, 2016, our net unrecognized tax benefits totaled approximately $58.9 million as compared to $54.6 million as of December 31, 2015. All amounts included in the balance at June 30, 2016 for tax positions would affect the annual effective tax rate if recognized. We have $1.9 million accrued for the payment of interest and penalties as of June 30, 2016.
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
At June 30, 2016, we had approximately $212.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. During the quarter ended June 30, 2016, we did not record a change in our valuation allowance.
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from its foreign subsidiaries. Our effective tax rate was approximately 17.1% and 6.7% for the three months ended June 30, 2016 and 2015, respectively and 17.7% and 9.7% for the six months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate when comparing the three months ended June 30, 2016 to the three months ended June 30, 2015 and the six months ended June 30, 2016 to the six months ended June 30, 2015, was primarily due to the impact of settling the IRS examination for the tax years 2011 and 2012 that closed during the three months ended June 30, 2015.
We currently are targeting our effective tax rate to increase when comparing the third quarter of 2016 to the third quarter of 2015.

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
Liquidity and Capital Resources
During the six months ended June 30, 2016, we generated operating cash flows of $568.3 million. These operating cash flows related primarily to net income of $204.4 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $130.6 million and stock-based compensation expense of $87.9 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $146.3 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of changes in accounts receivable of $164.0 million driven by an increase in collections from higher bookings and changes in income taxes, net of $34.4 million mostly due to decreases in prepaid taxes and income taxes payable. These inflows are partially offset by outflows in accounts payable of $29.0 million due to timing of payments to our vendors and decreases in deferred revenue of $22.3 million. Our investing activities used $239.4 million of cash consisting primarily of cash paid for net purchases of investments of $138.2 million, cash paid for the purchase of property and equipment of $76.7 million and cash paid for licensing agreements and technology of $24.8 million. Our financing activities used cash of $31.7 million primarily due to cash paid for tax withholding on vested stock awards of $43.8 million and cash paid for stock repurchases of $28.7 million, partially offset by the issuance of common stock under our employee stock-based compensation plans of $30.6 million.
During the six months ended June 30, 2015, we generated operating cash flows of $493.0 million. These operating cash flows related primarily to a change in operating assets and liabilities of $134.7 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of changes in accounts receivable of $168.9 million driven by an increase in collections from higher bookings, partially offset by outflows in accrued expenses and other current liabilities of $20.1 million mostly due to payment of SSL lawsuit and a decrease in deferred revenue of $18.3 million. Also contributing to these cash inflows was net income of $132.2 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $133.1 million and stock-based compensation expense of $65.0 million. Our investing activities used $222.2 million of cash consisting primarily of cash paid for acquisitions of $251.2 million, cash paid for the purchase of property and equipment of $80.0 million, partially offset by net proceeds from investments of $118.3 million. Our financing activities used cash of $162.7 million primarily due to cash paid for stock repurchases of $172.1 million and cash paid for tax withholding on vested stock awards of $28.3 million, partially offset by the issuance of common stock under our employee stock-based compensation plans of $43.4 million.
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
Depending upon the structure of the separation of the GoTo business as determined by us, the holders of the Convertible Notes may be entitled to conversion rights and/or an adjustment in the conversion price of the Convertible Notes in connection with the proposed RMT transaction with LogMeIn. See Notes 18 and 20 for more information related to the separation of the GoTo business.
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
Cash, Cash Equivalents and Investments

	June 30, 2016	December 31, 2015	2016 Compared to 2015
	(In thousands)
Cash, cash equivalents and investments	$2,205,317	$1,763,334	$441,983
The increase in Cash, cash equivalents and investments when comparing June 30, 2016 to December 31, 2015, is primarily due to cash provided by our operating activities of $568.3 million and proceeds from the issuance of common stock under our employee stock-based compensation plans of $30.6 million, partially offset by cash paid for purchases of property and equipment of $76.7 million, cash paid for tax withholding on vested stock awards of $43.8 million and cash paid for stock repurchases of $28.7 million. As of June 30, 2016, $1.89 billion of the $2.21 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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

Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended June 30, 2016, no cost method investments were determined to be impaired. During the six months ended June 30, 2016, certain cost method investments with a combined carrying value of $1.0 million were determined to be impaired and written down to their estimated fair value of $0.7 million. Accordingly, we recorded $0.3 million in impairment charges during the six months ended June 30, 2016, which are included in Other expense, net in the accompanying condensed consolidated financial statements. For the three and six months ended June 30, 2015, we determined that certain cost method investments were impaired and recorded charges of $2.5 million and $3.0 million, respectively, which were included in Other expense, net in the accompanying condensed consolidated financial statements. In determining the fair value of cost method investments, we considered many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
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
Accounts Receivable, Net

	June 30, 2016	December 31, 2015	2016 Compared to 2015
	(In thousands)
Accounts receivable	$510,114	$676,995	$(166,881)
Allowance for returns	(1,190)	(1,438)	248
Allowance for doubtful accounts	(4,504)	(6,281)	1,777
Accounts receivable, net	$504,420	$669,276	$(164,856)
The decrease in Accounts receivable, net, when comparing June 30, 2016 to December 31, 2015 was primarily due to increased collections during the six months ended June 30, 2016 on higher sales in the fourth quarter of 2015. The activity in our Allowance for returns was comprised primarily of $1.6 million in credits issued for returns during the six month period ended June 30, 2016, partially offset by $1.4 million of provisions for returns recorded during the six month period ended June 30, 2016. The activity in our Allowance for doubtful accounts was comprised primarily of $1.5 million of uncollectible accounts written off, net of recoveries during the six month period ended June 30, 2016. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.3 billion, of which $400.0 million was approved in January 2016. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At June 30, 2016, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended June 30, 2016, we had no open market purchases. During the six months ended June 30, 2016, we expended approximately $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
During the three months ended June 30, 2015, we expended approximately $47.2 million on open market purchases under the stock repurchase program, repurchasing 711,385 shares of outstanding common stock at an average price of $66.36. During the six months ended June 30, 2015, we expended approximately $172.1 million on open market purchases under the stock repurchase program, repurchasing 2,693,500 shares of outstanding common stock at an average price of $63.91.
Shares for Tax Withholding
During the three months ended June 30, 2016, we withheld 134,771 shares from stock units that vested, totaling $11.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2016, we withheld 563,609 shares from stock units that vested, totaling $43.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended June 30, 2015, we withheld 33,356 shares from stock units that vested, totaling $2.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the six months ended June 30, 2015, we withheld 445,822 shares from stock units that vested, totaling $28.3 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended June 30, 2016 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2016, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In April 2014, John Calma, ostensibly on behalf of Citrix, filed a shareholder derivative complaint against certain of our directors (and Citrix as a nominal defendant) in the Court of Chancery of the State of Delaware (the "Court"). The complaint alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment related to stock awards that the directors received under our director compensation program. The complaint seeks among other things the recovery of monetary damages and other relief for damages allegedly caused to Citrix. In May 2016, the parties filed with the Court a Stipulation of Compromise and Settlement regarding this matter, which is subject to Court approval. The Court has scheduled a settlement hearing for September 9, 2016. Whether or not the settlement is approved by the Court, we believe that our directors and Citrix have meritorious defenses to these allegations and that it is not reasonably possible that the ultimate outcome of this suit will materially and adversely affect our business, financial condition, results of operations or cash flows.
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

The proposed RMT transaction with LogMeIn is subject to various risks and uncertainties, and there is no assurance that the transaction will be completed on the terms or timeline contemplated, if at all.

The proposed separation of our GoTo business, distribution of the shares of GetGo common stock to our stockholders, and subsequent merger of GetGo with a wholly-owned subsidiary of LogMeIn may not be completed as currently contemplated or at all. Completion of the pending RMT transaction is subject to the satisfaction or waiver of a number of conditions, including the receipt of approval of LogMeIn stockholders, regulatory approvals and opinions of tax counsel, and there can be no assurance that we will receive the required approvals in a timely manner or at all, or that such approvals will not contain adverse conditions. In addition, the parties have rights to terminate the related merger agreement under certain circumstances, which may or may not result in our receiving a termination fee or reimbursement of expenses. If the transaction is not completed or not completed in the timeframe expected, our business, financial results and stock price may be adversely affected.
We are subject to business uncertainties while the RMT transaction with LogMeIn is pending.

Uncertainty about the effect of the pending RMT transaction with LogMeIn on our employees, customers, partners, and suppliers may have adverse effects on our GoTo business, financial condition and results of operations. These risks include, among others, disruption to our GoTo business and the potential loss of customers and other business opportunities. We also may face challenges in attracting, retaining and motivating key employees in our GoTo business. Planning and executing the proposed separation, distribution and subsequent merger will require significant time, effort and expense, and may divert the attention of our management and employees from other aspects of our business operations, and any delays in completion of the proposed RMT transaction may increase the amount of time, effort, and expense that we devote to the transaction.
We may not realize the intended benefits of the proposed separation of our GoTo business.

We may not be able to achieve some or all of the anticipated strategic, financial, operational, marketing or other benefits expected to result from the separation of our GoTo business, or such benefits may be delayed. Following the separation, distribution and subsequent merger, Citrix will be a smaller, less diversified company with a focus on the secure delivery of apps and data and may be more vulnerable to changing market conditions, which could materially adversely affect our business, results of operations and financial condition. Separating the businesses may also eliminate or reduce certain synergies that existed between our various businesses prior to the separation. Further, shares of our common stock will represent an investment in a smaller company with its business concentrated in the secure delivery of apps and data. These changes may not meet some shareholders’ investment strategies, which could cause investors to sell their shares of our common stock and result in a decrease in the market price of our common stock.
There can be no assurances as to the value of the shares of LogMeIn common stock to be received by our stockholders in the RMT transaction.

Our stockholders will receive approximately 50.1% of the shares of LogMeIn common stock on a fully diluted basis in exchange for shares of GetGo common stock if the RMT transaction is completed. The actual value of the LogMeIn common stock to be received by our stockholders will depend on the value of such shares at the time of closing of the transaction, and our stockholders may receive more or less than the current value of LogMeIn common stock. Following the RMT transaction, LogMeIn and the GoTo business could face difficulties in integrating their businesses, or the combined company could fail to realize the anticipated synergies, growth opportunities and other expected operational and financial benefits, as a result of which our stockholders may not receive the anticipated benefits of the merger.

If the distribution, together with certain related transactions, or the subsequent merger does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and/or our stockholders could be subject to significant tax liabilities.

Both the distribution of the shares of GetGo common stock and the subsequent merger of GetGo with a wholly-owned subsidiary of LogMeIn are expected to generally qualify as transactions that are tax-free for U.S. federal income tax purposes to us, GetGo and our U.S. stockholders (except, in the case of our stockholders, with respect to the receipt of cash in lieu of fractional shares of LogMeIn common stock). If the distribution, together with certain related transactions, or the subsequent merger is ultimately determined to be taxable, we and our stockholders could incur significant U.S. federal income tax liabilities. An estimate of the range of the potential tax liability, if any, that may result if the RMT transaction is taxable to us is not practicable at this time. This potential tax liability, if any, could also be mitigated in certain circumstances by payments from LogMeIn under the Tax Matters Agreement entered into by and among us, GetGo and LogMeIn in connection with the transactions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.3 billion, of which $400.0 million was approved in January 2016. The objective of the stock repurchase program is to improve stockholders’ returns. As of June 30, 2016, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended June 30, 2016:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
April 1, 2016 through April 30, 2016	103,179	$80.92	—	$404,006
May 1, 2016 through May 31, 2016	14,417	83.05	—	404,006
June 1, 2016 through June 30, 2016	17,175	84.14	—	404,006
Total	134,771		—	404,006

(1)
Represents shares acquired in open market purchases and 134,771 shares withheld from stock units that vested in the second quarter of 2016 to satisfy minimum tax withholding obligations that arose on the vesting of stock units. We had no open market purchases of our common stock during the quarter ended June 30, 2016. For more information see Note 15 to our condensed consolidated financial statements.

(2)
Shares withheld from stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of stock units do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
Not applicable.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of August 2016.

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