Form 10-Q
period 2016-09-30
CITRIX SYSTEMS INC
filed 2016-11-04
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2016 there were 155,966,012 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2016

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$1,308,683	$368,518
Short-term investments, available-for-sale	354,328	502,852
Accounts receivable, net of allowances of $5,561 and $7,719 at September 30, 2016 and December 31, 2015, respectively	475,085	669,276
Inventories, net	14,809	10,521
Prepaid expenses and other current assets	119,482	132,784
Total current assets	2,272,387	1,683,951
Long-term investments, available-for-sale	789,038	891,964
Property and equipment, net	352,521	373,817
Goodwill	1,965,024	1,962,722
Other intangible assets, net	247,392	283,418
Deferred tax assets, net	231,681	215,196
Other assets	64,460	56,449
Total assets	$5,922,503	$5,467,517
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$85,655	$95,396
Accrued expenses and other current liabilities	279,947	317,468
Income taxes payable	51,341	18,351
Current portion of deferred revenues	1,194,101	1,249,754
Convertible notes, short-term	1,338,782	—
Total current liabilities	2,949,826	1,680,969
Long-term portion of deferred revenues	418,169	414,314
Convertible notes, long-term	—	1,311,071
Other liabilities	114,931	87,717
Commitments and contingencies
Temporary equity from Convertible notes	87,841	—
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 302,107 and 299,113 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	302	299
Additional paid-in capital	4,687,343	4,566,919
Retained earnings	3,810,887	3,474,625
Accumulated other comprehensive loss	(22,835)	(28,527)
	8,475,697	8,013,316
Less - common stock in treasury, at cost (146,420 and 145,296 shares at September 30, 2016 and December 31, 2015, respectively)	(6,123,961)	(6,039,870)
Total stockholders' equity	2,351,736	1,973,446
Total liabilities, temporary equity and stockholders' equity	$5,922,503	$5,467,517
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share information)
Revenues:
Product and licenses	$206,179	$206,252	$628,002	$594,507
Software as a service	207,050	190,757	606,544	537,705
License updates and maintenance	398,171	379,585	1,178,053	1,128,043
Professional services	29,851	36,676	97,310	110,576
Total net revenues	841,251	813,270	2,509,909	2,370,831
Cost of net revenues:
Cost of product and license revenues	28,059	34,859	93,077	83,833
Cost of services and maintenance revenues	93,829	91,295	281,440	270,218
Amortization of product related intangible assets	14,959	19,140	45,744	56,225
Impairment of product related intangible assets	1,128	960	1,128	1,335
Total cost of net revenues	137,975	146,254	421,389	411,611
Gross margin	703,276	667,016	2,088,520	1,959,220
Operating expenses:
Research and development	126,887	139,128	375,607	423,972
Sales, marketing and services	291,848	293,587	883,045	896,250
General and administrative	93,686	79,799	281,601	241,697
Amortization of other intangible assets	7,387	12,534	22,067	32,967
Impairment of other intangible assets	—	64,404	—	64,404
Restructuring	12,061	13,766	62,142	62,251
Separation	17,580	—	46,190	—
Total operating expenses	549,449	603,218	1,670,652	1,721,541
Income from operations	153,827	63,798	417,868	237,679
Interest income	4,193	3,004	12,108	8,679
Interest expense	11,254	11,075	33,605	33,196
Other income (expense), net	494	(2,369)	(781)	(13,480)
Income before income taxes	147,260	53,358	395,590	199,682
Income tax expense (benefit)	15,359	(2,567)	59,328	11,595
Net income	$131,901	$55,925	$336,262	$188,087
Earnings per share:
Basic	$0.85	$0.35	$2.17	$1.17
Diluted	$0.84	$0.35	$2.15	$1.16
Weighted average shares outstanding:
Basic	155,525	160,359	154,847	160,359
Diluted	157,532	161,777	156,697	161,716

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Net income	$131,901	$55,925	$336,262	$188,087
Other comprehensive income:
Available for sale securities:
Change in net unrealized (losses) gains	(1,029)	94	4,863	1,392
Less: reclassification adjustment for net (gains) losses included in net income	(928)	232	(1,220)	164
Net change (net of tax effect)	(1,957)	326	3,643	1,556
Cash flow hedges:
Change in unrealized gains (losses)	382	(2,348)	386	(5,692)
Less: reclassification adjustment for net losses included in net income	641	1,794	1,663	11,462
Net change (net of tax effect)	1,023	(554)	2,049	5,770
Other comprehensive (loss) income	(934)	(228)	5,692	7,326
Comprehensive income	$130,967	$55,697	$341,954	$195,413

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Operating Activities
Net income	$336,262	$188,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	219,155	295,810
Stock-based compensation expense	136,202	103,674
Excess tax benefit from stock-based compensation	(12,374)	(2,236)
Deferred income tax benefit	(23,912)	(31,873)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(3,489)	13,382
Other non-cash items	9,247	11,155
Total adjustments to reconcile net income to net cash provided by operating activities	324,829	389,912
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	193,023	198,075
Inventories	(5,354)	1,084
Prepaid expenses and other current assets	14,306	(7,375)
Other assets	(8,341)	(1,460)
Income taxes, net	51,967	21,088
Accounts payable	(17,778)	6,658
Accrued expenses and other current liabilities	484	(674)
Deferred revenues	(47,128)	(47,982)
Other liabilities	14,513	5,400
Total changes in operating assets and liabilities, net of the effects of acquisitions	195,692	174,814
Net cash provided by operating activities	856,783	752,813
Investing Activities
Purchases of available-for-sale investments	(1,411,077)	(1,806,781)
Proceeds from sales of available-for-sale investments	1,156,168	1,552,983
Proceeds from maturities of available-for-sale investments	511,023	518,755
Purchases of property and equipment	(105,339)	(119,591)
Cash paid for acquisitions, net of cash acquired	(11,455)	(250,986)
Cash paid for licensing agreements and technology	(26,079)	(10,666)
Other	464	(3,400)
Net cash provided by (used in) investing activities	113,705	(119,686)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	39,438	79,338
Proceeds from credit facility	—	95,000
Repayment of credit facility	—	(95,000)
Repayment of acquired debt	—	(7,569)
Excess tax benefit from stock-based compensation	12,374	2,236
Stock repurchases, net	(28,689)	(398,070)
Cash paid for tax withholding on vested stock awards	(55,402)	(32,351)
Net cash used in financing activities	(32,279)	(356,416)
Effect of exchange rate changes on cash and cash equivalents	1,956	(9,266)
Change in cash and cash equivalents	940,165	267,445
Cash and cash equivalents at beginning of period	368,518	260,149
Cash and cash equivalents at end of period	$1,308,683	$527,594
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
As part of its continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Cloud Services business unit that primarily includes the ShareFile product line. Prior to 2016, the ShareFile product line was included within the Company's Workflow Cloud products under the GoTo Business segment (formerly Mobility Apps). The Company's management has changed how it views the business primarily due to operational initiatives announced in 2015, which include increased emphasis and investments in core enterprise products for secure and reliable application and data delivery. As a result, the Company realigned its Cloud Services products and services to be included in the Enterprise and Service Provider segment effective January 1, 2016 in contemplation of the strategic shift and the proposed separation of the GoTo Business. See Note 18 more information on the Company's proposed separation of its GoTo Business.
The Company's revenues are derived from sales of Enterprise and Service Provider products which include Workspace Services products, Delivery Networking products, Cloud Services products and related License updates and maintenance and Professional services and sales of the GoTo Business, which are delivered as cloud-based SaaS, and include Communications Cloud and Workflow Cloud service offerings. The Enterprise and Service Provider and the GoTo business units constitute the Company's two reportable segments. See Note 9 for more information on the Company's segments.
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
Available-for-sale Investments
Short-term and long-term available-for-sale investments as of September 30, 2016 and December 31, 2015 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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
The Company’s GoTo Business products and a majority of Cloud Services are considered hosted service arrangements per the authoritative guidance, or SaaS. Generally, the Company’s GoTo Business products are sold separately and not bundled with the Enterprise and Service Provider business unit’s products and services.
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.2 million and $1.4 million at September 30, 2016 and December 31, 2015, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. Effective January 1, 2015, the functional currency of the Company’s wholly-owned foreign subsidiaries of its GoTo Business segment became the U.S. dollar as a result of a reorganization in the foreign subsidiaries' operations. Prior to January 1, 2015, the functional currency of the Company’s wholly-owned foreign subsidiaries of its GoTo Business segment was the currency of the country in which each subsidiary is located. The Company translated assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date and included accumulated net translation adjustments in equity as a component of Accumulated other comprehensive loss. The change in functional currency is applied on a prospective basis, therefore any gains and losses that were previously recorded in Accumulated other comprehensive loss remain unchanged from January 1, 2015. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. See Note 9 for information on the Company's Enterprise and Service Provider and GoTo Business segments.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income	$131,901	$55,925	$336,262	$188,087
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	155,525	160,359	154,847	160,359
Effect of dilutive employee stock awards	2,007	1,418	1,850	1,357
Denominator for diluted earnings per share - weighted-average shares outstanding	157,532	161,777	156,697	161,716
Basic earnings per share	$0.85	$0.35	$2.17	$1.17
Diluted earnings per share	$0.84	$0.35	$2.15	$1.16
Anti-dilutive weighted-average shares from stock awards	60	1,572	460	2,416
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
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share, if applicable, as upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of $90.00 per share. For the three and nine months ended September 30, 2016 and 2015, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 10 to the Company's condensed consolidated financial statements for detailed information on the Convertible Notes offering.
4. ACQUISITIONS AND DIVESTITURES
2016 Business Combination
On September 7, 2016, the Company acquired all of the issued and outstanding securities of a privately held company. The acquisition provides a software solution that cuts the cost of desktop and application virtualization and delivers workspace performance by accelerating desktop logon and application response times for any Microsoft Windows-based environment. The acquired company became part of the Company’s Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $11.5 million, net of $0.8 million cash acquired. Transaction costs were $0.4 million, of which $0.3 million were recorded during the three months ended September 30, 2016 and $0.4 million during the nine months ended September 30, 2016. All transaction costs are presented within General and administrative expense in the accompanying condensed consolidated statements of income. The assets related to this acquisition relate primarily to $8.2 million of product technology identifiable intangible assets with a 4 year life and goodwill of $2.9 million.
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

2016 Divestiture
On February 29, 2016, the Company sold its CloudPlatform and CloudPortal Business Manager products to Persistent Telecom Solutions, Inc. The agreement included contingent consideration in the form of an earnout provision based on revenue for a period of five years following the closing date. Any income associated with the contingent consideration will be recognized if the earnout provisions are met. No earnout provisions were met during the nine months ended September 30, 2016, therefore no income was recognized during the nine months ended September 30, 2016.
2015 Acquisitions
Sanbolic
On January 8, 2015, the Company acquired all of the issued and outstanding securities of Sanbolic, Inc. (“Sanbolic”). The Company expected the Sanbolic technology would reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of the Company's Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.5 million. No transaction costs were recorded during the three months ended September 30, 2015 and the Company expensed $0.2 million during the nine months ended September 30, 2015, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of the Company's common stock, for which the vesting period began on the closing of the transaction. During the fourth quarter of 2015, management performed a comprehensive operational review which included an evaluation of all of the Company's products. In connection with this review, management determined that the Sanbolic technology was a non-core solution and that the related product offerings will no longer be developed. As a result, the Company impaired the remaining carrying value of the intangible assets related to this acquisition in the fourth quarter of 2015.
Grasshopper
On May 18, 2015, the Company acquired all of the membership interests of Grasshopper Group, LLC (“Grasshopper”), a leading provider of cloud-based phone solutions for small businesses. With the acquisition, the Company will expand its breadth of communication and collaboration solutions for small businesses, including GoToMeeting, GoToTraining, GoToWebinar and OpenVoice. Grasshopper became part of the GoTo Business segment. Total cash consideration for this transaction was approximately $161.5 million, net of $3.6 million cash acquired. No transaction costs were recorded during the three months ended September 30, 2015 and the Company expensed $0.3 million during the nine months ended September 30, 2015, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 105,765 shares of the Company's common stock, for which the vesting period commenced on the closing of the transaction.
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	September 30, 2016				December 31, 2015
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$376,248	$727	$(206)	$376,769	$530,981	$757	$(1,216)	$530,522
Corporate securities	606,851	855	(357)	607,349	699,210	90	(1,929)	697,371
Municipal securities	9,990	15	—	10,005	14,872	14	(8)	14,878
Government securities	149,252	89	(98)	149,243	152,376	9	(340)	152,045
Total	$1,142,341	$1,686	$(661)	$1,143,366	$1,397,439	$870	$(3,493)	$1,394,816
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2016 were approximately eight months and three years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three and nine months ended September 30, 2016, the Company received proceeds from the sales of available-for-sale investments of $709.2 million and $1.16 billion, respectively, and for the three and nine months ended September 30, 2015, it received proceeds from the sales of available-for-sale investments of $718.4 million and $1.55 billion, respectively.
The Company had realized gains on the sales of available-for-sale investments during the three and nine months ended September 30, 2016 of $1.0 million and $1.6 million, respectively, and for the three and nine months ended September 30, 2015, it had realized gains on the sales of available-for-sale investments of $0.3 million and $0.7 million, respectively.
For the three and nine months ended September 30, 2016, the Company had realized losses on available-for-sale investments of $0.1 million and $0.3 million, respectively, and for the three and nine months ended September 30, 2015, it had realized losses of $0.6 million and $0.9 million, respectively, primarily related to sales of these investments during the period.
All realized gains and losses related to the sales of available-for-sale investments are included in Other income (expense), net, in the accompanying condensed consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of September 30, 2016 and December 31, 2015 were $0.7 million and $3.5 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $19.7 million and $19.9 million as of September 30, 2016 and December 31, 2015, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. For the three months ended September 30, 2016, certain cost method investments with a combined carrying value of $1.0 million were determined to be impaired and written down to their estimated fair values of $0.1 million. For the nine months ended September 30, 2016, certain cost method investments with a combined carrying value of $1.2 million were determined to be impaired and written down to their estimated fair values $0.1 million. Accordingly, the Company recorded $0.9 million and $1.1 million impairment charges during the three and nine months ended September 30, 2016 respectively, which are included in Other income (expense), net in the accompanying condensed consolidated financial statements. For the three months ended September 30, 2015, no cost method investments were determined to be impaired. For the nine months ended September 30, 2015, the Company determined that certain cost method investments were impaired and recorded a charge of $3.0 million, which was included in Other income (expense), net in the accompanying condensed consolidated statements of income.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of September 30, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$498,627	$498,627	$—	$—
Money market funds	797,035	797,035	—	—
Corporate securities	13,021	—	13,021	—
Available-for-sale securities:
Agency securities	376,769	—	376,769	—
Corporate securities	607,349	—	606,201	1,148
Municipal securities	10,005	—	10,005	—
Government securities	149,243	—	149,243	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,902	—	1,902	—
Total assets	$2,453,951	$1,295,662	$1,157,141	$1,148
Accrued expenses and other current liabilities:
Foreign currency derivatives	2,364	—	2,364	—
Total liabilities	$2,364	$—	$2,364	$—

	As of December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$261,962	$261,962	$—	$—
Money market funds	102,968	102,968	—	—
Corporate securities	3,588	—	3,588	—
Available-for-sale securities:
Agency securities	530,522	—	530,522	—
Corporate securities	697,371	—	695,809	1,562
Municipal securities	14,878	—	14,878	—
Government securities	152,045	—	152,045	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,063	—	1,063	—
Total assets	$1,764,397	$364,930	$1,397,905	$1,562
Accrued expenses and other current liabilities:
Foreign currency derivatives	3,678	—	3,678	—
Total liabilities	$3,678	$—	$3,678	$—
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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended September 30, 2016, certain cost method investments with a combined carrying value of $1.0 million were determined to be impaired and written down to their estimated fair values of $0.1 million. During the nine months ended September 30, 2016, certain cost method investments with a combined carrying value of $1.2 million were determined to be impaired and written down to their estimated fair values $0.1 million. Accordingly, the Company recorded $0.9 million and $1.1 million impairment charges during the three and nine months ended September 30, 2016 respectively, which are included in Other income (expense), net in the accompanying condensed consolidated financial statements. For the three months ended September 30, 2015, no cost method investments were determined to be impaired. For the nine months ended September 30, 2015, the Company determined that certain cost method investments were impaired and recorded a charge of $3.0 million, which was included in Other income (expense), net in the accompanying condensed consolidated statements of income. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
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
As of September 30, 2016, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended September 30, 2016, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
Convertible Senior Notes	$1,583,550	$1,338,782

7. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2016, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its 2014 Equity Incentive Plan (the "2014 Plan"). In December 2014, the Company's Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company's Annual Meeting of Stockholders held on May 28, 2015. The 2015 ESPP has replaced the Company's Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the "2005 ESPP"). In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 2005 Equity Incentive Plan and the 2005 ESPP.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 29,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s Amended and Restated 2005 Equity Incentive Plan, as amended, that are forfeited, canceled or otherwise terminated (other than by exercise) are added to its shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of September 30, 2016, there were 21,286,552 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans including authorization under its 2014 Plan to grant stock-based awards covering 16,230,548 shares of common stock.
Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of September 30, 2016, 3,872,661 shares had been issued under the 2005 ESPP. As of September 30, 2016, 825,513 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plans of $2.6 million and $7.8 million for the three and nine months ended September 30, 2016, respectively, and the Company recorded stock-based compensation costs of $2.3 million and $5.2 million for the three and nine months ended September 30, 2015, respectively.
The Company used the Black-Scholes model to estimate the fair value of its Employee Stock Purchase Plan awards with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Expected volatility factor	0.27 - 0.41	0.35	0.27 - 0.41	0.35
Risk free interest rate	0.35% - 0.42%	0.25%	0.25% - 0.42%	0.25%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	0.5	0.5	0.5	0.5

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
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Income Statement Classifications	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cost of services and maintenance revenues	$911	$803	$2,561	$2,095
Research and development	13,256	9,118	35,878	31,454
Sales, marketing and services	14,848	16,922	41,442	38,083
General and administrative	19,267	11,828	56,321	32,042
Total	$48,282	$38,671	$136,202	$103,674
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
Service Based Stock Units
The Company also awards senior level employees, certain other employees and new non-employee directors, non-vested stock units granted under the 2014 Plan that vest based on service. The majority of these non-vested stock unit awards generally vest 33.33% on each anniversary subsequent to the date of the award. The Company also assumes non-vested stock units in connection with certain of its acquisitions. The assumed awards have the same three year vesting schedule. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its continuing non-employee directors. These awards vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company's common stock.
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

Unrecognized Compensation Related to Stock Units
As of September 30, 2016, the number of all non-vested stock units outstanding, including market performance and service condition awards and service-based awards, including service-based awards assumed in connection with acquisitions, were 4,904,470. As of September 30, 2016, there was $243.3 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.99 years. See Note 4 for more information regarding the Company's acquisitions.
Non-vested Stock
During the nine months ended September 30, 2016, the Company granted non-vested stock awards of 118,588 shares to certain executive officers which typically vest between one to three years from the date of grant, subject to the holder’s continued employment with the Company. Non-vested stock is issued and outstanding upon grant; however, award holders are restricted from selling the shares until they vest. If the vesting conditions are not met, the award will be forfeited. Compensation expense is measured based on the closing market price of the Company’s common stock at the date of grant and is recognized on a straight-line basis over the vesting period. For the three and nine months ended September 30, 2016, the Company recognized $2.8 million and $8.2 million, respectively, of stock-based compensation expense related to non-vested stock awards. At September 30, 2016, there was approximately $6.7 million of total unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 2.03 years.
8. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2015. There were no indicators of impairment during the nine months ended September 30, 2016. See Note 4 for more information regarding the Company's acquisitions and Note 9 for more information regarding the Company's segments.
As part of its continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Cloud Services business unit, which resulted in a change in segment composition. In connection with this change, during the first quarter of 2016, the Company performed an assessment of its goodwill reporting units and determined that the recent Cloud Services reorganization resulted in the identification of three goodwill reporting units (Enterprise and Service Provider excluding Cloud Services, Cloud Services and GoTo Business). The identification of these reporting units triggered a reallocation of goodwill as of January 1, 2016 based on the relative fair value approach. The Company’s reportable segments remain unchanged.
The following table presents the change in goodwill allocated to the Company’s reportable segments during the nine months ended September 30, 2016 (in thousands):

	Balance at January 1, 2016		Additions		Other		Balance at September 30, 2016
Enterprise and Service Provider	$1,581,805	(1)	$2,927	(2)	$(625)	(3)	$1,584,107
GoTo Business	380,917	(1)	—		—		380,917
Consolidated	$1,962,722		$2,927		$(625)		$1,965,024

(1)
Beginning balance as of January 1, 2016 adjusted to reflect the Company’s re-alignment of its reporting unit structure. The change resulted in a goodwill reallocation of $86.5 million from the GoTo Business segment into the Enterprise and Service Provider segment.

(2)	Amount relates to preliminary purchase price allocation of goodwill associated with the 2016 business combination. See Note 4 for more information regarding the Company's acquisitions.

(3)
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
Intangible assets consist of the following (in thousands):

	September 30, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$602,060	$499,231	$589,847	$476,141
Other	449,560	304,997	447,816	278,104
Total	$1,051,620	$804,228	$1,037,663	$754,245
Amortization of product-related intangible assets, which consists primarily of product-related technologies and patents, was $15.0 million and $19.1 million for the three months ended September 30, 2016 and 2015, respectively, and $45.7 million and $56.2 million for the nine months ended September 30, 2016 and 2015, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $7.4 million and $12.5 million for the three months ended September 30, 2016 and 2015, respectively, and $22.1 million and $33.0 million for the nine months ended September 30, 2016 and 2015, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
The Company monitors its intangible assets for indicators of impairment. If the Company determines that an impairment has occurred, it will write-down the intangible asset to its fair value. For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. During the nine months ended September 30, 2015, due to disruptions in the business as a result of the announced plan to explore strategic alternatives, the Company identified certain definite-lived intangible assets, primarily customer relationships from the acquisition of ByteMobile, that were impaired within the Enterprise and Service Provider business unit and recorded non-cash impairment charges of $65.4 million to write down the intangible assets to their estimated fair value of $27.6 million. Of the impairment charge, $64.4 million is included in Impairment of other intangible assets and $1.0 million is included in Impairment of product related intangible assets in the accompanying condensed consolidated statements of income. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Key assumptions used in the valuation include forecasts of revenue and expenses over an extended period of time, customer retention rates, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change, therefore, further disruptions in the business could result in additional amounts becoming impaired.
Estimated future amortization expense of intangible assets with finite lives as of September 30, 2016 is as follows (in thousands):

Year ending December 31,	Amount
2016 (remaining three months)	$20,558
2017	69,636
2018	62,135
2019	39,594
2020	20,943
Thereafter	34,526
Total	$247,392

9. SEGMENT INFORMATION
The Enterprise and Service Provider and the GoTo business units constitute the Company’s two reportable segments. The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise and Service Provider and GoTo Business segment products. The Company's CEO is the CODM. Segment profit for each segment includes certain research and development, sales, marketing and services and general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, charges or benefits related to significant litigation that are not anticipated to be ongoing costs, amortization and impairment of product and other related intangible assets, net interest and other expense, net and separation costs. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.
As part of its continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Cloud Services business unit that primarily includes the ShareFile product line. Prior to 2016, the ShareFile product line was included within the Company's Workflow Cloud products under the GoTo Business segment. The Company's CODM has changed how it views the business primarily due to operational initiatives announced in 2015, which include increased emphasis and investments in core enterprise products for secure and reliable application and data delivery. As a result, the Company realigned its Cloud Services products and services to the Enterprise and Service Provider segment effective January 1, 2016 in contemplation of the strategic shift and the proposed separation of the GoTo Business. See Note 18 for more information on the Company's proposed separation of its GoTo Business. In addition, previously reported segment results have been recast to conform to the 2016 presentation.
Net revenues and segment profit, classified by the Company’s two reportable segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues:
Enterprise and Service Provider	$668,736	$649,185	$2,001,496	$1,906,223
GoTo Business	172,515	164,085	508,413	464,608
Consolidated	$841,251	$813,270	$2,509,909	$2,370,831
Segment profit:
Enterprise and Service Provider	$209,991	$175,488	$621,930	$454,088
GoTo Business	45,233	37,785	109,412	103,465
Unallocated expenses(1):
Amortization and impairment of intangible assets	(23,474)	(97,038)	(68,939)	(154,931)
Stock-based compensation	(48,282)	(38,671)	(136,202)	(103,674)
Restructuring	(12,061)	(13,766)	(62,142)	(62,251)
Separation	(17,580)	—	(46,190)	—
Other	—	—	—	982
Net interest and other expense, net	(6,567)	(10,440)	(22,279)	(37,997)
Consolidated income before income taxes	$147,260	$53,358	$395,590	$199,682

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

Revenues by Product Grouping
Revenues by product grouping for the Company’s Enterprise and Service Provider and GoTo business units were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues:
Enterprise and Service Provider
Workspace Services revenues(1)	$414,394	$394,523	$1,227,172	$1,188,186
Delivery Networking revenues(2)	191,243	189,746	581,612	527,987
Cloud Services revenues(3)	33,185	26,448	95,229	73,142
Professional services(4)	29,851	36,675	97,310	110,575
Other	63	1,793	173	6,333
Total Enterprise and Service Provider revenues	668,736	649,185	2,001,496	1,906,223
GoTo Business revenues	172,515	164,085	508,413	464,608
Total net revenues	$841,251	$813,270	$2,509,909	$2,370,831

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s windows app delivery products, which include XenDesktop and XenApp, and the Company's mobile app delivery products, which include XenMobile and related license updates and maintenance and support.

(2)	Delivery Networking revenues primarily include NetScaler, ByteMobile Smart Capacity and CloudBridge products and related license updates and maintenance and support.

(3)	Cloud Services revenues primarily include ShareFile, Podio and Citrix Cloud products.

(4)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenues:
Enterprise and Service Provider
Americas	$397,349	$369,574	$1,188,719	$1,072,092
EMEA	199,837	208,224	611,832	621,582
Asia-Pacific	71,550	71,387	200,945	212,549
Total Enterprise and Service Provider revenues	668,736	649,185	2,001,496	1,906,223
GoTo Business
Americas	144,682	135,922	428,760	386,547
EMEA	22,356	22,632	64,888	62,819
Asia-Pacific	5,477	5,531	14,765	15,242
Total GoTo Business revenues	172,515	164,085	508,413	464,608
Total net revenues	$841,251	$813,270	$2,509,909	$2,370,831

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
In accounting for the transaction costs related to the Convertible Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the $1.34 billion liability component are being amortized to expense over the term of the Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in stockholders' equity. Additionally, a deferred tax liability of $8.2 million related to a portion of the equity component transaction costs which are deductible for tax purposes is included in Other liabilities in the accompanying condensed consolidated balance sheets.
As a result of the structure of the proposed Reverse Morris Trust (RMT) transaction with LogMeIn, Inc., and the notification on October 10, 2016 to noteholders in accordance with the Indenture, the Convertible Notes will be convertible until the earlier of (1) the close of business on the business day immediately preceding the ex-dividend date for the distribution of the outstanding shares of GetGo common stock to the Company’s stockholders by way of a pro rata dividend, and (2) the Company’s announcement that such distribution will not take place, even though the Convertible Notes were not otherwise convertible at September 30, 2016. The conversion rate for the Convertible Notes, Convertible Note Hedge and Warrant

Transactions also will be subject to adjustment as of the opening of business on the ex-dividend date for the distribution. The $1.44 billion Convertible Notes became convertible with the notice to noteholders. Accordingly, as of September 30, 2016, the carrying amount of the Convertible Notes of $1.34 billion was reclassified from Other liabilities to Current liabilities and the difference between the face value and carrying value of $87.8 million was reclassified from stockholders’ equity to temporary equity in the accompanying condensed consolidated balance sheets. See Note 18 for more information on the Company's proposed separation of its GoTo Business.
The Convertible Notes consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Liability component
Principal	$1,437,500	$1,437,500
Less: note discount and issuance costs	(98,718)	(126,429)
Net carrying amount	$1,338,782	$1,311,071

Equity component
Temporary equity	$87,841	$—
Additional paid-in capital	75,028	162,869
Total equity (including temporary equity)	$162,869	$162,869
The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Contractual interest expense	$1,797	$1,797	$5,391	$5,391
Amortization of debt issuance costs	1,021	997	3,045	2,971
Amortization of debt discount	8,284	8,039	24,667	23,939
	$11,102	$10,833	$33,103	$32,301
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $120.00 per share. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity. As of

September 30, 2016, no warrants have been exercised.
Aside from the initial payment of a premium to the Option Counterparties under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparties under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.
11. CREDIT FACILITY
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. The weighted average interest rate for the period that amounts were outstanding under the Credit Facility was 1.82%. As of September 30, 2016, there were no amounts outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of September 30, 2016.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of September 30, 2016, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $0.2 million at September 30, 2016 and $2.3 million at December 31, 2015, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 13 for more information related to comprehensive income. The net unrealized loss as of September 30, 2016 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,476	Prepaid expenses and other current assets	$436	Accrued expenses and other current liabilities	$1,690	Accrued expenses and other current liabilities	$2,895

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$425	Prepaid expenses and other current assets	$627	Accrued expenses and other current liabilities	$674	Accrued expenses and other current liabilities	$783

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss)Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2016	2015		2016	2015
Foreign currency forward contracts	$1,023	$(554)	Operating expenses	$(641)	$(1,794)

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2016	2015		2016	2015
Foreign currency forward contracts	$2,049	$5,770	Operating expenses	$(1,663)	$(11,462)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2016	2015
Foreign currency forward contracts	Other expense, net	$(1,693)	$1,238

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2016	2015
Foreign currency forward contracts	Other expense, net	$(5,658)	$1,727
Outstanding Foreign Currency Forward Contracts
As of September 30, 2016, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 14,700
Brazilian Real	BRL 7,800
Pounds Sterling	GBP 2,567
Canadian Dollar	CAD 1,450
Chinese Yuan Renminbi	CNY 33,800
Danish Krone	DKK 20,276
Euro	EUR 23,832
Hong Kong Dollar	HKD 32,500
Indian Rupee	INR 320,873
Japanese Yen	JPY 1,321,457
Singapore Dollar	SGD 10,097
Swiss Franc	CHF 32,000
13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized (loss) gain on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2015	$(16,346)	$(2,900)	$(2,255)	$(7,026)	$(28,527)
Other comprehensive income before reclassifications	—	4,863	386	—	5,249
Amounts reclassified from accumulated other comprehensive loss	—	(1,220)	1,663	—	443
Net current period other comprehensive income	—	3,643	2,049	—	5,692
Balance at September 30, 2016	$(16,346)	$743	$(206)	$(7,026)	$(22,835)
Income tax expense or benefit allocated to each component of other comprehensive loss is not material.

Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended September 30, 2016
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(928)	Other income (expense), net
Unrealized net losses on cash flow hedges	641	Operating expenses *
	$(287)

	For the Nine Months Ended September 30, 2016
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(1,220)	Other income (expense), net
Unrealized net losses on cash flow hedges	1,663	Operating expenses *
	$443
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
14. INCOME TAXES
The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its condensed consolidated financial statements. The Company maintains certain strategic management and operational activities in overseas subsidiaries and its foreign earnings are taxed at rates that are generally lower than in the United States. The Company does not expect to remit earnings from its foreign subsidiaries. The Company’s effective tax rate was approximately 10.4% and (4.8)% for the three months ended September 30, 2016 and 2015, respectively and 15.0% and 5.8% for the nine months ended September 30, 2016 and 2015, respectively. The increase in the effective tax rate when comparing the three months ended September 30, 2016 to the three months ended September 30, 2015 was primarily due to a change in the mix of income between the Company’s U.S. and foreign operations driven by impairment charges of certain domestic intangible assets recorded in the third quarter of 2015. The increase in the effective tax rate when comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015, was primarily due to the impact of settling the IRS examination for the tax years 2011 and 2012 that closed during the quarter ended June 30, 2015, and the impact of the intangible asset impairment recorded in the three months ended September 30, 2015.
The Company’s net unrecognized tax benefits totaled approximately $65.8 million and $54.6 million as of September 30, 2016 and December 31, 2015, respectively. All amounts included in the balance at September 30, 2016 for tax positions would affect the annual effective tax rate if recognized. The Company has $2.2 million accrued for the payment of interest and penalties as of September 30, 2016.
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
At September 30, 2016, the Company had approximately $229.5 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. During the quarter ended September 30, 2016, the Company did not record a change in the Company's valuation allowance.
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
15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $6.3 billion, of which $400.0 million was approved in January 2016. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2016, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended September 30, 2016, the Company had no open market purchases. During the nine months ended September 30, 2016, the Company expended approximately $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
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
Shares for Tax Withholding
During the three months ended September 30, 2016, the Company withheld 134,782 shares from equity awards that vested, totaling $12.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the nine months ended September 30, 2016, the Company withheld 698,391 shares from equity awards that vested, totaling $55.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three months ended September 30, 2015, the Company withheld 55,963 shares from equity awards that vested, totaling $4.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the nine months ended September 30, 2015, the Company withheld 501,785 shares from equity awards that vested, totaling $32.4 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
In the third quarter of 2016, the previously disclosed purported shareholder derivative action initiated by John Calma against certain of the directors of the Company, and against the Company as a nominal defendant, alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment related to stock awards that they received under the Company's director compensation program, was settled and dismissed. No defendant was required to make any monetary contribution to the settlement nor concede any wrongdoing as part of the settlement. The settlement provided for an award of attorneys’ fees to plaintiff’s counsel.
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
17. RESTRUCTURING
2015 Other Restructuring Program
On November 17, 2015, the Company announced the implementation of a restructuring program designed to simplify the Company’s enterprise go-to-market motion and roles while improving coverage, reflect changes in the Company’s product focus, and balance resources with demand across the Company’s marketing, general and administration areas. The 2015 Other Restructuring Program eliminated approximately 700 full-time positions, of which 350 were communicated in 2015 and 350 in the first quarter of 2016. During the three and nine months ended September 30, 2016, the Company incurred costs of $4.4 million and $47.7 million, respectively, associated with the program. The majority of these charges are related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to the 2015 Other Restructuring Program were substantially completed as of the end of the first quarter of 2016. As of September 30, 2016, total charges related to the 2015 Other Restructuring Program incurred since inception were $77.4 million.

2015 Restructuring Program
On January 28, 2015, the Company announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, the Company eliminated approximately 700 full-time positions in the first half of 2015. During the three and nine months ended September 30, 2016, the Company recorded charges of $7.6 million and $14.6 million, respectively, primarily related to the consolidation of leased facilities. The majority of the activities related to the 2015 Restructuring Program were substantially completed by the end of 2015. As of September 30, 2016, total charges related to the 2015 Restructuring Program incurred since inception were $83.5 million.
Restructuring Charges by Segment
Restructuring charges by segment consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
2014 Restructuring Program
Enterprise and Service Provider	$—	$(263)	$(177)	$1,747
GoTo Business	—	—	—	50
2015 Restructuring Program
Enterprise and Service Provider	7,625	13,714	14,716	59,580
GoTo Business	—	315	(79)	874
2015 Other Restructuring Program
Enterprise and Service Provider	4,551	—	46,772	—
GoTo Business	(115)	—	910	—
Total restructuring charges	$12,061	$13,766	$62,142	$62,251
Restructuring accruals
The activity in the Company’s restructuring accruals for the nine months ended September 30, 2016 is summarized as follows (in thousands):

	2014 Restructuring Program	2015 Restructuring Program	2015 Other Restructuring Program	Total
Balance at January 1, 2016	$1,121	$22,694	$16,581	$40,396
Employee severance and related costs	—	72	43,238	43,310
Consolidation of leased facilities	—	14,706	4,442	19,148
Payments	(9)	(7,952)	(59,646)	(67,607)
Reversal of previous charges	(177)	(141)	—	(318)
Other	—	—	1,158	1,158
Balance at September 30, 2016	$935	$29,379	$5,773	$36,087
As of September 30, 2016, the $36.1 million in outstanding restructuring accruals primarily relates to the Enterprise and Service Provider segment.
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

On July 26, 2016, the Company entered into definitive agreements with GetGo, Inc., its wholly-owned subsidiary (“GetGo”), and LogMeIn, Inc., a Delaware corporation (“LogMeIn”), with respect to a RMT transaction. Subject to the terms and conditions of those agreements, (1) the Company will transfer its GoTo Business to GetGo, (2) after which, the Company will distribute to its stockholders all of the issued and outstanding shares of common stock of GetGo held by the Company, at the Company’s sole option, by way of a pro rata dividend or an exchange offer, and (3) immediately after the distribution, Lithium Merger Sub, Inc., a wholly-owned subsidiary of LogMeIn, will merge with and into GetGo, with GetGo as the surviving corporation. In connection with the merger, GetGo (which at that time will hold the GoTo Business) will become a wholly-owned subsidiary of LogMeIn, and GetGo’s stockholders will receive an aggregate of approximately 26.9 million shares of LogMeIn common stock. On August 31, 2016, pursuant to the terms of the definitive agreements, Citrix notified LogMeIn that it has elected to effect the distribution through a spin-off. On September 26, 2016, LogMeIn announced the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the proposed merger. Completion of the transaction remains subject to the satisfaction or waiver of customary closing conditions, including receipt of approval of LogMeIn stockholders, other regulatory approvals and opinions of tax counsel. The proposed transaction, which is intended to be tax-free to the Company and its stockholders for U.S. federal income tax purposes, is expected to be completed in the first quarter of 2017.
The Company has incurred significant costs in connection with the planned separation of its GoTo Business. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation. Costs related to employee retention or stock-based compensation are classified on a basis consistent with their regular compensation charges and included within Cost of net revenues, Research and development, Sales, marketing and services, or General and administrative expense in the condensed consolidated statements of income as applicable. Costs other than those related to employees are included within Separation expense in the condensed consolidated statements of income. During the three and nine months ended September 30, 2016, the Company incurred approximately $17.6 million and $46.2 million, respectively, related to separation costs. As of September 30, 2016, the Company has incurred total separation costs of $52.5 million. The Company expects to incur additional separation costs in 2016 and 2017 until it completes the separation and proposed merger of the GoTo Business with LogMeIn. The Company currently expects to incur, in the aggregate, approximately $120.0 million to $130.0 million in separation costs, although that estimate is subject to a number of assumptions and uncertainties and the actual amount of separation costs could differ materially from this estimate. These estimates do not include potential tax related charges or potential capital expenditures which may be incurred related to the proposed transaction. These additional costs could be significant.
19. RECENT ACCOUNTING PRONOUNCEMENTS
In October 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting for income taxes, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. This update is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. A modified retrospective approach with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption is required. The Company is currently evaluating the effect that this standard will have on its condensed consolidated financial statements and related disclosures.
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

Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
Executive Summary
Our products and services mobilize desktops, apps, data, and people to help our customers drive value. We continue driving innovation in the datacenter with our products and services across both physical and software defined networking platforms while powering some of the world’s largest clouds and giving enterprises the capabilities to combine best-in-class application networking services on a single, consolidated footprint. Our work with Citrix Service Providers, or CSPs, to deliver our products in the cloud are how we’re meeting customer demand for subscription-based services for the delivery of apps - from Windows to web to mobile.
In November 2015, we announced the implementation of a restructuring program focused on the simplification of our enterprise go-to-market motion and roles while improving coverage, reflecting changes in our product focus, and balancing resources with demand across our marketing, general and administration areas. The 2015 Other Restructuring Program eliminated approximately 700 full-time positions. During the three and nine months ended September 30, 2016, we recorded charges of $4.4 million and $47.7 million, respectively, primarily related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to the 2015 Other Restructuring Program were substantially completed as of the end of the first quarter of 2016.
In November 2015, we announced a plan to spinoff our GoTo family of products into a separate, publicly traded company.
In January 2016, we announced that Kirill Tatarinov was appointed President and Chief Executive Officer, effective January 25, 2016. Mr. Tatarinov also joined our Board of Directors as a director at that time.
In July 2016, we announced that we, along with GetGo, our wholly-owned subsidiary, and LogMeIn had entered into definitive agreements with respect to a Reverse Morris Trust (RMT) transaction. Subject to the terms and conditions of those agreements, (1) we will transfer our GoTo Business to GetGo, (2) after which, we will distribute to our stockholders all of the issued and outstanding shares of common stock of GetGo held by us, and (3) immediately after such distribution, a wholly-owned subsidiary of LogMeIn will merge with and into GetGo, with GetGo as the surviving corporation. Completion of the transaction is subject to the satisfaction or waiver of customary closing conditions, including receipt of approval of LogMeIn stockholders, regulatory approvals and opinions of tax counsel. The proposed transaction, which is intended to be tax-free to our stockholders and us for U.S. federal income tax purposes, is expected to be completed in the first quarter of 2017. See Note 18 for more information related to the GoTo Business.
During the nine months ended September 30, 2016, we experienced solid progress in the execution of our operational initiatives introduced during 2015, which included restructuring programs, changes in our field and channel strategies and continued focus on our core strategy, the secure delivery of apps and data.

Summary of Results
For the three months ended September 30, 2016 compared to the three months ended September 30, 2015, a summary of our results included:

•	Product and licenses revenue remained consistent at $206.2 million;

•	Software as a service revenue increased 9% to $207.1 million;

•	License updates and maintenance revenue increased 5% to $398.2 million;

•	Professional services revenue decreased 19% to $29.9 million;

•	Gross margin as a percentage of revenue increased 1.6% to 83.6%;

•	Operating income increased 141% to $153.8 million; and

•	Diluted net income per share increased 140% to $0.84.
Our Product and licenses revenue remained consistent due to higher sales of our Workspace Services products and our Delivery Networking product, NetScaler, partially offset by decreases in our other Delivery Networking products, primarily ByteMobile, CloudPlatform and other non-core products. Our Software as a service revenue increased primarily due to increased sales of our Communications Cloud products, led by GoToMeeting, Grasshopper, OpenVoice and increased sales of our Cloud Services products, led by ShareFile. The increase in License updates and maintenance revenue was driven by increased sales of software maintenance contracts across our Workspace Services products and increased sales of our hardware maintenance contracts, partially offset by a decrease in our Subscription Advantage offerings and technical and premier support resulting from new software maintenance offerings implemented in 2015. The decrease in Professional services revenue was primarily due to decreased product training and certification and implementation services related to our Workspace Services products as a result of changes in our field and channel strategies. We currently expect total revenue to decrease when comparing the fourth quarter of 2016 to the fourth quarter of 2015 and increase when comparing the 2016 fiscal year to the 2015 fiscal year. The increase in gross margin was primarily due to lower Cost of product and license revenues as a result of lower overall sales of our Delivery Networking products, primarily ByteMobile. Also contributing to the increase in gross margin was lower amortization of product-related intangible assets due to the impairments of certain acquired intangible assets in 2015. The increase in operating income and diluted net income per share was primarily due to an increase in total revenue and impairment charges of other intangible assets recorded in the third quarter of 2015.
Our preliminary outlook for the 2017 fiscal year is for net revenue to decrease compared to the 2016 fiscal year as a result of the separation of our GoTo Business through a RMT transaction with LogMeIn, which is expected to be completed in the first quarter of 2017. In addition, we currently expect operating income to improve.
2016 Business Combination
On September 7, 2016, we acquired all of the issued and outstanding securities of a privately held company. The acquisition provides a software solution that cuts the cost of desktop and application virtualization and delivers workspace performance by accelerating desktop logon and application response times for any Microsoft Windows-based environment. The acquired company became part of our Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $11.5 million, net of $0.8 million cash acquired. Transaction costs were $0.4 million, of which $0.3 million were recorded during the three months ended September 30, 2016 and $0.4 million during the nine months ended September 30, 2016. All transaction costs are presented within General and administrative expense in the accompanying condensed consolidated statements of income. The assets related to this acquisition relate primarily to $8.2 million of product technology identifiable intangible assets with a 4 year life and goodwill of $2.9 million.
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

2015 Acquisitions
Sanbolic
On January 8, 2015, we acquired all of the issued and outstanding securities of Sanbolic, Inc. ("Sanbolic"). We expected the Sanbolic technology would reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of our Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.5 million. No transaction costs were recorded during the three months ended September 30, 2015 and we expensed $0.2 million during the nine months ended September 30, 2015, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of our common stock, for which the vesting period began on the closing of the transaction. During the fourth quarter of 2015, management performed a comprehensive operational review which included an evaluation of all our products. In connection with this review, management determined that the Sanbolic technology was a non-core solution and that the related product offerings will no longer be developed. As a result, we impaired the remaining carrying value of the intangible assets related to this acquisition in the fourth quarter of 2015.
Grasshopper
On May 18, 2015, we acquired all of the membership interests of Grasshopper Group, LLC ("Grasshopper"), a leading provider of cloud-based phone solutions for small businesses. With the acquisition, we will expand our breadth of communication and collaboration solutions for small businesses, including GoToMeeting, GoToTraining, GoToWebinar and OpenVoice. Grasshopper became part of our GoTo Business segment (formerly Mobility Apps). Total cash consideration for this transaction was approximately $161.5 million, net of $3.6 million cash acquired. No transaction costs were recorded during the three months ended September 30, 2015 and we expensed $0.3 million, during the nine months ended September 30, 2015, and are included in General and administrative expense in the accompanying condensed consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 105,765 shares of our common stock, for which the vesting period commenced on the closing of the transaction.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2016	September 30, 2016
	2016	2015	2016	2015	vs. September 30, 2015	vs. September 30, 2015
Revenues:
Product and licenses	$206,179	$206,252	$628,002	$594,507	0.0%	5.6%
Software as a service	207,050	190,757	606,544	537,705	8.5	12.8
License updates and maintenance	398,171	379,585	1,178,053	1,128,043	4.9	4.4
Professional services	29,851	36,676	97,310	110,576	(18.6)	(12.0)
Total net revenues	841,251	813,270	2,509,909	2,370,831	3.4	5.9
Cost of net revenues:
Cost of product and license revenues	28,059	34,859	93,077	83,833	(19.5)	11.0
Cost of services and maintenance revenues	93,829	91,295	281,440	270,218	2.8	4.2
Amortization of product related intangible assets	14,959	19,140	45,744	56,225	(21.8)	(18.6)
Impairment of product related intangible assets	1,128	960	1,128	1,335	17.5	(15.5)
Total cost of net revenues	137,975	146,254	421,389	411,611	(5.7)	2.4
Gross margin	703,276	667,016	2,088,520	1,959,220	5.4	6.6
Operating expenses:
Research and development	126,887	139,128	375,607	423,972	(8.8)	(11.4)
Sales, marketing and services	291,848	293,587	883,045	896,250	(0.6)	(1.5)
General and administrative	93,686	79,799	281,601	241,697	17.4	16.5
Amortization of other intangible assets	7,387	12,534	22,067	32,967	(41.1)	(33.1)
Impairment of other intangible assets	—	64,404	—	64,404	*	*
Restructuring	12,061	13,766	62,142	62,251	(12.4)	(0.2)
Separation	17,580	—	46,190	—	*	*
Total operating expenses	549,449	603,218	1,670,652	1,721,541	(8.9)	(3.0)
Income from operations	153,827	63,798	417,868	237,679	141.1	75.8
Interest income	4,193	3,004	12,108	8,679	39.6	39.5
Interest expense	11,254	11,075	33,605	33,196	1.6	1.2
Other income (expense), net	494	(2,369)	(781)	(13,480)	(120.9)	(94.2)
Income before income taxes	147,260	53,358	395,590	199,682	176.0	98.1
Income tax expense (benefit)	15,359	(2,567)	59,328	11,595	(698.3)	411.7
Net income	$131,901	$55,925	$336,262	$188,087	135.9	78.8

*	not meaningful

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
Our SaaS revenues, which are recognized ratably over the contractual term, primarily consist of fees related to our GoTo Business and Cloud Services products including:

•	Communications Cloud products, which primarily include GoToMeeting, GoToWebinar, GoToTraining and Grasshopper; and

•	Workflow Cloud products, which primarily include GoToMyPC and GoToAssist; and

•	Cloud Services products, which primarily include ShareFile.

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2016	September 30, 2016
	2016	2015	2016	2015	vs. September 30, 2015	vs. September 30, 2015
	(In thousands)
Product and licenses	$206,179	$206,252	$628,002	$594,507	$(73)	$33,495
Software as a service	207,050	190,757	606,544	537,705	16,293	68,839
License updates and maintenance	398,171	379,585	1,178,053	1,128,043	18,586	50,010
Professional services	29,851	36,676	97,310	110,576	(6,825)	(13,266)
Total net revenues	$841,251	$813,270	$2,509,909	$2,370,831	$27,981	$139,078
Product and Licenses
Product and licenses revenue remained consistent for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to higher sales of our Workspace Services products of $4.3 million and higher sales of our Delivery Networking product, NetScaler of $4.3 million. These increases were partially offset by lower sales of our other Delivery Networking products, primarily ByteMobile of $5.4 million and CloudPlatform products of $1.0 million and other non-core products of $2.5 million. The increase in Product and licenses revenue for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to higher sales of our Delivery Networking products, $35.4 million, primarily NetScaler. These Product and licenses revenue results were primarily due to the impact from the implementation of our 2015 Restructuring Programs, organizational and leadership evolution and changes to our field and channel strategies. We currently expect Product and licenses revenue to decrease when comparing the fourth quarter of 2016 to the fourth quarter of 2015 as a result of our product portfolio rationalization actions taken in the second half of 2015.
Software as a Service
Software as a service revenue increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to increased sales of our Communications Cloud products of $11.7 million, led by GoToMeeting of $4.3 million, Grasshopper of $2.3 million and OpenVoice of $1.9 million, and increased sales of our Cloud Services products of $6.3 million, led by ShareFile. Software as a service revenue increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to increased sales of our Communications Cloud products of $50.6 million, led by GoToMeeting $25.6 million and Grasshopper $19.7 million, and increased sales of our Cloud Services products of $20.8 million, led by ShareFile. We currently expect Software as a service revenue to increase when comparing the fourth quarter of 2016 to the fourth quarter of 2015.
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
License updates and maintenance revenue increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to increased sales of software maintenance contracts across our Workspace Services products of $66.2 million and increased sales of hardware maintenance contracts of $5.3 million, partially offset by a decrease in our Subscription Advantage offerings of $42.3 million and our technical and premier support of $10.7 million. License updates and maintenance revenue increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to increased sales of software maintenance contracts across our Workspace Services products of $208.9 million and increased sales of hardware maintenance of $18.0 million, partially offset by a decrease in our Subscription Advantage offerings of $141.9 million and our technical and premier support of $35.0 million. These results are due to our new Software Maintenance offering discussed above. We currently expect License updates and maintenance revenue to increase when comparing the fourth quarter of 2016 to the fourth quarter of 2015.
Professional Services
The decrease in Professional services revenue when comparing the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015 was primarily due to decreased product training and certification and implementation services related to our Workspace Services products as a result of our continued effort to enhance our field and channel engagement. We currently expect Professional services revenue to remain consistent when comparing the fourth quarter of 2016 to the fourth quarter of 2015.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from maintenance fees, which include software and hardware maintenance, our Subscription Advantage product and technical support. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts. Deferred revenues decreased approximately $24.3 million as of September 30, 2016 compared to December 31, 2015 primarily due to a decrease in sales of technical and premier support of $24.5 million, and a decrease in sales of our software maintenance offerings of $10.1 million. These decreases are partially offset by an increase in sales of SaaS revenue of $10.8 million. We currently anticipate that deferred revenues will remain consistent in the fourth quarter of 2016.
International Revenues
International revenues (sales outside the United States) accounted for approximately 38.7% and 39.9% of our net revenues for the three and nine months ended September 30, 2016, respectively, and 42.4% and 43.0% of our net revenues for the three and nine months ended September 30, 2015, respectively. The decrease in our international revenues as a percentage of our net revenues for the periods presented is primarily due to increased sales in the United States. See Note 9 to our condensed consolidated financial statements for detailed information on net revenues by geography.

Segment Revenues
Our revenues are derived from sales of Enterprise and Service Provider products which include Workspace Services products, Delivery Networking products, Cloud Services products and related License updates and maintenance and Professional services and sales of our GoTo Business, which are delivered as cloud-based SaaS, and include Communications Cloud and Workflow Cloud service offerings. The Enterprise and Service Provider and the GoTo business units constitute our two reportable segments. As part of our continued transformation, effective January 1, 2016, we reorganized a part of our business by creating a new Cloud Services business unit that primarily includes the ShareFile product line. Prior to 2016, the ShareFile product line was included within our Workflow Cloud products under the GoTo Business segment. Management has changed how it views the business primarily due to operational initiatives announced in 2015, which include increased emphasis and investments in core enterprise products for secure and reliable application and data delivery. As a result, we realigned our Cloud Services products and services to the Enterprise and Service Provider segment effective January 1, 2016 in contemplation of the strategic shift and the proposed separation of the GoTo family of products. See Note 18 of our condensed consolidated financial statements for additional information on the proposed separation of our GoTo Business.
An analysis of our reportable segment net revenue is presented below (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2016	September 30, 2016
	2016	2015	2016	2015	vs. September 30, 2015	vs. September 30, 2015
Enterprise and Service Provider	$668,736	$649,185	$2,001,496	$1,906,223	3.0%	5.0%
GoTo Business	172,515	164,085	508,413	464,608	5.1%	9.4%
Net revenues	$841,251	$813,270	$2,509,909	$2,370,831	3.4%	5.9%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 9 of our condensed consolidated financial statements for additional information on our segment revenues.
Cost of Net Revenues

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2016	September 30, 2016
	2016	2015	2016	2015	vs. September 30, 2015	vs. September 30, 2015
	(In thousands)
Cost of product and license revenues	$28,059	$34,859	$93,077	$83,833	$(6,800)	$9,244
Cost of services and maintenance revenues	93,829	91,295	281,440	270,218	2,534	11,222
Amortization of product related intangible assets	14,959	19,140	45,744	56,225	(4,181)	(10,481)
Impairment of product related intangible assets	1,128	960	1,128	1,335	168	(207)
Total cost of net revenues	$137,975	$146,254	$421,389	$411,611	$(8,279)	$9,778
Cost of product and license revenues consists primarily of hardware, shipping expense, royalties, product media and duplication, manuals and packaging materials. Cost of services and maintenance revenues consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to providing our GoTo Business, which includes the cost to support the voice and video offerings in our Communications Cloud products. Also included in Cost of net revenues is amortization of product related intangible assets and impairment of product related intangible assets.
Cost of product and license revenues decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to lower overall sales of our Delivery Networking products, primarily ByteMobile, which contains hardware components that have a higher cost than our software products. The increase for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to increased sales of our Delivery Networking products, led by NetScaler, which contains hardware components that have a higher cost than our software products. We currently expect a decrease in Cost of product and license revenues when comparing the fourth quarter of 2016 to the fourth quarter of 2015 consistent with the expected decrease in Product and licenses revenue.
Cost of services and maintenance revenues increased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to an increase in sales of our Communications Cloud products of $7.2 million and Cloud Services products of $1.3 million, partially offset by a decrease in implementation services of $5.9 million related to sales of our Workspace Services products. Cost of services and maintenance revenues increased for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase in sales of our Communications Cloud products of $22.9 million, partially offset by a decrease in implementation services of $13.9 million related to sales of our Workspace Services products. We currently expect Cost of services and maintenance revenues to increase when comparing the fourth quarter of 2016 to the fourth quarter of 2015, consistent with the expected increases in Software as a service revenue and License updates and maintenance revenue as discussed above.
Amortization of product-related intangible assets decreased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily due to the impairments of certain acquired intangible assets in 2015.
Gross Margin
Gross margin as a percentage of revenue was 83.6% for the three months ended September 30, 2016 and 82.0% for the three months ended September 30, 2015. Gross margin as a percentage of revenue was 83.2% for the nine months ended September 30, 2016 and 82.6% for the nine months ended September 30, 2015. The change in gross margin when comparing the three months ended September 30, 2016 to September 30, 2015 was primarily due to lower Cost of product and license revenue and lower Amortization of product-related intangible assets as discussed above. The change in gross margin when comparing the nine months ended September 30, 2016 to September 30, 2015 was not significant.
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
Research and Development Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2016	September 30, 2016
	2016	2015	2016	2015	vs. September 30, 2015	vs. September 30, 2015
	(In thousands)
Research and development	$126,887	$139,128	$375,607	$423,972	$(12,241)	$(48,365)
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses decreased during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily due to decreases of $14.7 million and $45.4 million, respectively, in compensation and other employee-related costs primarily related to a net decrease in headcount resulting from restructuring initiatives, partially offset by increases in stock-based compensation of $4.1 million and $4.4 million, respectively.

Sales, Marketing and Services Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2016	September 30, 2016
	2016	2015	2016	2015	vs. September 30, 2015	vs. September 30, 2015
	(In thousands)
Sales, marketing and services	$291,848	$293,587	$883,045	$896,250	$(1,739)	$(13,205)
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
Sales, marketing and services expenses decreased during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to a decrease in marketing programs of $2.4 million, a decrease in stock-based compensation of $2.1 million, a decrease in certain facility and depreciation costs of $0.9 million, partially offset by an increase in variable compensation of $3.5 million due to an increase in sales.
Sales, marketing and services expenses decreased during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to a decrease in compensation and other employee-related costs as a result of restructuring initiatives of $32.9 million, partially offset by an increase in variable compensation of $12.2 million due to an increase in sales, an increase in marketing program costs of $6.2 million related to various marketing campaigns and events, and an increase in stock-based compensation of $3.3 million.
General and Administrative Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2016	September 30, 2016
	2016	2015	2016	2015	vs. September 30, 2015	vs. September 30, 2015
	(In thousands)
General and administrative	$93,686	$79,799	$281,601	$241,697	$13,887	$39,904
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 primarily due to an increase in stock-based compensation of $7.4 million and $24.3 million, respectively, and an increase in compensation and other employee-related costs of $4.4 million and $12.3 million, respectively.
Amortization of Other Intangible Assets

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2016	September 30, 2016
	2016	2015	2016	2015	vs. September 30, 2015	vs. September 30, 2015
	(In thousands)
Amortization of Other Intangible Assets	$7,387	$12,534	$22,067	$32,967	$(5,147)	$(10,900)
Amortization of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions.
The decrease in Amortization of other intangible assets when comparing the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily due to impairments of certain intangible assets in 2015.

Impairment of Other Intangible Assets

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2016	September 30, 2016
	2016	2015	2016	2015	vs. September 30, 2015	vs. September 30, 2015
	(In thousands)
Impairment of Other Intangible Assets	$—	$64,404	$—	$64,404	$(64,404)	$(64,404)
Impairment of other intangible assets consists of impairment charges related to customer relationships, trade names and covenants not to compete primarily related to our acquisitions.
The decrease in Impairment of other intangible assets when comparing the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was primarily due to impairments of certain intangible assets in the three months ended September 30, 2015 within the Enterprise and Service Provider segment related to ByteMobile.
Restructuring Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2016	September 30, 2016
	2016	2015	2016	2015	vs. September 30, 2015	vs. September 30, 2015
	(In thousands)
Restructuring	$12,061	$13,766	$62,142	$62,251	$(1,705)	$(109)
On November 17, 2015, we announced the implementation of a restructuring program that will focus on simplification of our enterprise go-to-market motion and roles while improving coverage, reflect changes in our product focus, and balance resources with demand across our marketing, general and administration areas. The 2015 Other Restructuring Program called for the elimination of approximately 700 full-time positions. During the three and nine months ended September 30, 2016, we incurred costs of $4.4 million and $47.7 million, respectively, primarily related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to the 2015 Other Restructuring Program were substantially completed as of the end of the first quarter of 2016.
Additionally, on January 28, 2015, we announced the implementation of a restructuring program designed to increase strategic focus and operational efficiency and began to execute against the program in February 2015. As a result, we eliminated approximately 700 full-time positions in the first half of 2015. During the three and nine months ended September 30, 2016, we recorded charges of $7.6 million and $14.6 million, primarily related to employee severance arrangements and the consolidation of leased facilities. The majority of the activities related to the 2015 Restructuring Program were substantially completed by the end of 2015. For more information, see “—Executive Summary— Overview” and Note 17 to our condensed consolidated financial statements.
Separation Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2016	September 30, 2016
	2016	2015	2016	2015	vs. September 30, 2015	vs. September 30, 2015
	(In thousands)
Separation	$17,580	$—	$46,190	$—	$17,580	$46,190

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
During the three and nine months ended September 30, 2016, we incurred $17.6 million and $46.2 million, respectively, related to the separation. As of September 30, 2016, we incurred total separation costs of $52.5 million. We expect to incur additional separation costs in 2016 and 2017 until we complete the separation and proposed merger of our GoTo Business with LogMeIn. We currently expect to incur, in the aggregate, approximately $120.0 million to $130.0 million in separation costs, although that estimate is subject to a number of assumptions and uncertainties and the actual amount of separation costs could differ materially from this estimate. These estimates do not include potential tax related charges or potential capital expenditures which may be incurred related to the proposed transaction. These additional costs could be significant.
2016 Operating Expense Outlook
When comparing the fourth quarter of 2016 to the fourth quarter of 2015, we currently expect an overall decrease in Operating expenses with an expected decrease in General and administrative expense as a result of cost savings from our restructuring activities, an expected decrease in Research and development as we continue to simplify our focus and portfolio, and rebalance our investments, and we expect Sales, marketing and services to remain consistent. We also expect to incur costs in the fourth quarter of 2016 related to the planned separation of our GoTo Business.
Other Income (Expense), Net

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2016	September 30, 2016
	2016	2015	2016	2015	vs. September 30, 2015	vs. September 30, 2015
	(In thousands)
Other income (expense), net	$494	$(2,369)	$(781)	$(13,480)	$2,863	$12,699
Other income (expense), net is primarily comprised of gains (losses) from remeasurement of foreign currency transaction, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other income (expense), net during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily driven by a decrease in net losses on remeasurement and settlements of foreign currency transactions.
The change in Other income (expense), net during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily driven by an increase in net gains on remeasurement and settlements of foreign currency transactions of $9.3 million and an impairment charge of $2.5 million recognized on cost method investments during the nine months ended September 30, 2015.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from its foreign subsidiaries. Our effective tax rate was approximately 10.4% and (4.8)% for the three months ended September 30, 2016 and 2015, respectively and 15.0% and 5.8% for the nine months ended September 30, 2016 and 2015, respectively. The increase in the effective tax rate when comparing the three months ended September 30, 2016 to the three months ended September 30, 2015 was primarily due to a change in the mix of income between our U.S. and foreign operations driven by impairment charges of certain domestic intangible assets recorded in the third quarter of 2015. The increase in the effective tax rate when comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015, was primarily due to the impact of settling the IRS examination for the tax years 2011 and 2012 that closed during the quarter ended June 30, 2015, and the impact of the intangible asset impairment recorded in the three months ended September 30, 2015.

Our net unrecognized tax benefits totaled approximately $65.8 million and $54.6 million as of September 30, 2016 and December 31, 2015 respectively. All amounts included in the balance at September 30, 2016 for tax positions would affect the annual effective tax rate if recognized. We have $2.2 million accrued for the payment of interest and penalties as of September 30, 2016.
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
At September 30, 2016, we had approximately $229.5 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. During the quarter ended September 30, 2016, we did not record a change in our valuation allowance.
We currently expect our effective tax rate to increase when comparing the fourth quarter of 2016 to the fourth quarter of 2015.
Our effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by our foreign operations that are taxed primarily in Switzerland. We have not provided for U.S. taxes for those earnings because we plan to reinvest all of those earnings indefinitely outside the United States. From time to time, there may be other items that impact the tax rate, such as the items specific to the current period discussed above.
Liquidity and Capital Resources
During the nine months ended September 30, 2016, we generated operating cash flows of $856.8 million. These operating cash flows related primarily to net income of $336.3 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $191.4 million and stock-based compensation expense of $136.2 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $195.7 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of changes in accounts receivable of $193.0 million driven by an increase in collections from higher bookings and changes in income taxes, net of $52.0 million mostly due to decreases in prepaid taxes and income taxes payable. These inflows are partially offset by outflows in accounts payable of $17.8 million due to timing of payments to our vendors and decreases in deferred revenue of $47.1 million. Our investing activities provided $113.7 million of cash consisting primarily of net proceeds from the sale of investments of $256.3 million, cash paid for the purchase of property and equipment of $105.3 million, cash paid for licensing agreements and technology of $26.1 million and cash paid for acquisitions of $11.5 million. Our financing activities used cash of $32.3 million primarily due to cash paid for tax withholding on vested stock awards of $55.4 million and cash paid for stock repurchases of $28.7 million, partially offset by the issuance of common stock under our employee stock-based compensation plans of $39.4 million.
During the nine months ended September 30, 2015, we generated operating cash flows of $752.8 million. These operating cash flows related primarily to net income of $188.1 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $268.9 million and stock-based compensation expense of $103.7 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $174.8 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of changes in accounts receivable of $198.1 million driven by an increase in collections from higher bookings, and an inflow from income taxes, net of $21.1 million mostly due to a decrease in prepaid taxes. These inflows are partially offset by a decrease in deferred revenue of $48.0 million. Our investing activities used $119.7 million of cash consisting primarily of cash paid for acquisitions of $251.0 million, cash paid for the purchase of property and equipment of $119.6 million, partially offset by net proceeds from investments of $261.6 million. Our financing activities used cash of $356.4 million primarily due to cash paid for stock repurchases of $398.1 million and cash paid for tax withholding on vested stock awards of $32.4 million, partially offset by the issuance of common stock under our employee stock-based compensation plans of $79.3 million.
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
The Credit Agreement requires us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. In addition, the Credit Agreement contains customary representations and warranties. Please see Note 11 to our condensed consolidated financial statements for additional details on our Credit Agreement.
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
As a result of the structure of the proposed RMT transaction with LogMeIn, and the notification on October 10, 2016 to noteholders in accordance with the Indenture, the Convertible Notes will be convertible until the earlier of (1) the close of business on the business day immediately preceding the ex-dividend date for the distribution of the outstanding shares of GetGo common stock to our stockholders by way of a pro rata dividend, and (2) our announcement that such distribution will not take place, even though the Convertible Notes were not otherwise convertible at September 30, 2016. The conversion rate for the Convertible Notes, Convertible Note Hedge and Warrant Transactions also will be subject to adjustment as of the opening of business on the ex-dividend date for the distribution.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2016. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions, potential redemption of our Convertible Notes and for general corporate purposes.

Cash, Cash Equivalents and Investments

	September 30, 2016	December 31, 2015	2016 Compared to 2015
	(In thousands)
Cash, cash equivalents and investments	$2,452,049	$1,763,334	$688,715
The increase in Cash, cash equivalents and investments when comparing September 30, 2016 to December 31, 2015, is primarily due to cash provided by our operating activities of $856.8 million and proceeds from the issuance of common stock under our employee stock-based compensation plans of $39.4 million, partially offset by cash paid for purchases of property and equipment of $105.3 million, cash paid for tax withholding on vested stock awards of $55.4 million and cash paid for stock repurchases of $28.7 million. As of September 30, 2016, $1.97 billion of the $2.45 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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

Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended September 30, 2016, certain cost method investments with a combined carrying value of $1.0 million were determined to be impaired and written down to their estimated fair values of $0.1 million. For the nine months ended September 30, 2016, certain cost method investments with a combined carrying value of $1.2 million were determined to be impaired and written down to their estimated fair values $0.1 million. Accordingly, we recorded $0.9 million and $1.1 million impairment charges during the three and nine months ended September 30, 2016 respectively, which are included in Other income (expense), net in the accompanying condensed consolidated financial statements. For the three months ended September 30, 2015, no cost method investments were determined to be impaired. For the nine months ended September 30, 2015, we determined that certain cost method investments were impaired and recorded a charge of $3.0 million, which was included in Other income (expense), net in the accompanying condensed consolidated statements of income. In determining the fair value of cost method investments, we consider many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
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
Accounts Receivable, Net

	September 30, 2016	December 31, 2015	2016 Compared to 2015
	(In thousands)
Accounts receivable	$480,646	$676,995	$(196,349)
Allowance for returns	(1,226)	(1,438)	212
Allowance for doubtful accounts	(4,335)	(6,281)	1,946
Accounts receivable, net	$475,085	$669,276	$(194,191)
The decrease in Accounts receivable, net, when comparing September 30, 2016 to December 31, 2015 was primarily due to increased collections during the nine months ended September 30, 2016 on higher sales in the fourth quarter of 2015. The activity in our Allowance for returns was comprised primarily of $2.1 million in credits issued for returns during the nine month period ended September 30, 2016, partially offset by $1.9 million of provisions for returns recorded during the nine month period ended September 30, 2016. The activity in our Allowance for doubtful accounts was comprised primarily of $2.2 million of uncollectible accounts written off, net of recoveries during the nine month period ended September 30, 2016. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.

Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.3 billion, of which $400.0 million was approved in January 2016. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At September 30, 2016, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended September 30, 2016, we had no open market purchases. During the nine months ended September 30, 2016, we expended approximately $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
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
Shares for Tax Withholding
During the three months ended September 30, 2016, we withheld 134,782 shares from equity awards that vested, totaling $12.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the nine months ended September 30, 2016, we withheld 698,391 shares from equity awards that vested, totaling $55.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three months ended September 30, 2015, we withheld 55,963 shares from equity awards that vested, totaling $4.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the nine months ended September 30, 2015, we withheld 501,785 shares from equity awards that vested, totaling $32.4 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended September 30, 2016 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2016, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In the third quarter of 2016, the previously disclosed purported shareholder derivative action initiated by John Calma against certain of our current and former directors, and against us as a nominal defendant, alleging breach of fiduciary duty, waste of corporate assets and unjust enrichment related to stock awards that they received under our director compensation program, was settled and dismissed. No defendant was required to make any monetary contribution to the settlement nor concede any wrongdoing as part of the settlement. The settlement provided for an award of attorneys’ fees to plaintiff’s counsel.
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
Uncertainty about the effect of the pending RMT transaction with LogMeIn on our company, employees, customers, partners, and suppliers may have adverse effects on our GoTo Business, financial condition and results of operations. These risks include, among others, disruption to our GoTo Business, the potential loss of customers and other business opportunities, and the possible conversion of our convertible notes by holders prior to the ex-dividend date for the distribution. We also may face challenges in attracting, retaining and motivating key employees in our GoTo Business. Planning and executing the proposed separation, distribution and subsequent merger will require significant time, effort and expense, and may divert the attention of our management and employees from other aspects of our business operations, and any delays in completion of the proposed RMT transaction may increase the amount of time, effort, and expense that we devote to the transaction.
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
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.3 billion, of which $400.0 million was approved in January 2016. The objective of the stock repurchase program is to improve stockholders’ returns. As of September 30, 2016, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended September 30, 2016:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
July 1, 2016 through July 31, 2016	15,624	$81.54	—	$404,006
August 1, 2016 through August 31, 2016	23,189	86.76	—	404,006
September 1, 2016 through September 30, 2016	95,969	86.21	—	404,006
Total	134,782		—	404,006

(1)
Represents shares acquired in open market purchases and 134,782 shares withheld from restricted stock units and stock awards that vested in the third quarter of 2016 to satisfy minimum tax withholding obligations that arose on the vesting of such restricted stock units and stock awards. We had no open market purchases of our common stock during the quarter ended September 30, 2016. For more information see Note 15 to our condensed consolidated financial statements.

(2)
Shares withheld from restricted stock units and stock awards that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
Not applicable.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of July 26, 2016, among Citrix Systems, Inc., GetGo, Inc., LogMeIn, Inc. and Lithium Merger Sub, Inc.  (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed July 28, 2016)*

2.2
Separation and Distribution Agreement, dated as of July 26, 2016, by and among Citrix Systems, Inc., GetGo, Inc. and LogMeIn, Inc.  (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed July 28, 2016)*

2.3	Amended and Restated Tax Matters Agreement, dated as of September 13, 2016, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc.*

10.1
Letter Agreement, dated as of July 26, 2016, among Citrix Systems, Inc., GetGo, Inc., LogMeIn, Inc., Elliott Associates, L.P. and Elliott International, L.P.  (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 28, 2016)

10.2	Retention Agreement, dated as of July 1, 2016, by and between Citrix and William Burley**

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

**	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of November 2016.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of July 26, 2016, among Citrix Systems, Inc., GetGo, Inc., LogMeIn, Inc. and Lithium Merger Sub, Inc.  (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed July 28, 2016)*

2.2
Separation and Distribution Agreement, dated as of July 26, 2016, by and among Citrix Systems, Inc., GetGo, Inc. and LogMeIn, Inc.  (incorporated herein by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K filed July 28, 2016)*

2.3	Amended and Restated Tax Matters Agreement, dated as of September 13, 2016, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc.*

10.1
Letter Agreement, dated as of July 26, 2016, among Citrix Systems, Inc., GetGo, Inc., LogMeIn, Inc., Elliott Associates, L.P. and Elliott International, L.P.  (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 28, 2016)

10.2	Retention Agreement, dated as of July 1, 2016, by and between Citrix and William Burley**

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

**	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Furnished herewith.