Form 10-K
period 2016-12-31
CITRIX SYSTEMS INC
filed 2017-02-16
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $12,491,715,548. As of February 10, 2017 there were 156,352,410 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
ITEM 1. BUSINESS
Business Overview
Citrix is a Delaware corporation founded on April 17, 1989. We deliver solutions to make applications and data secure and easy to access, anywhere, anytime and on any device or network.
The world is in a new era where physical and digital worlds are converging, and where everything is connected. The pace of change is exponential and the possibilities for improving how we work and live are limitless.
Digital transformation is occurring in every industry and is being fueled by unprecedented adoption and convergence of mobile, cloud, big data analytics and the Internet of Things (IoT). At the same time, organizations are struggling with technological complexity, heterogeneity and information overload.
Businesses have spent years building unique operating models, investing in countless systems, platforms, and devices and then deeply customizing it all. Yet these legacy systems are making it difficult to adopt new innovations, devices and platforms needed to move forward. It is also creating new challenges for IT departments that must manage and secure it all. Further, an increasing number of workloads are becoming mobile.
Finally, concerns about security are top of mind for every organization today. And the pressures of the multitude of devices, endpoints and networks are straining the limits of existing infrastructures and calling into question traditional device- or network-centric security approaches, which cannot keep pace with the new devices, application platforms and networks being introduced.
Our mission is to power a world where people, organizations and things are securely connected and accessible. We aim to accomplish this by building the world’s best integrated technology services for secure delivery of apps and data anytime, anywhere.
We market and license our products directly to customers, over the Web, and through independent software vendors, or ISVs, in addition to indirectly through systems integrators, or SIs, value-added resellers, or VARs, value-added distributors, or VADs, original equipment manufacturers, or OEMs and service providers.
Separation of GoTo Business
On January 31, 2017, we completed the separation and subsequent merger of the GoTo family of service offerings of our wholly-owned subsidiary, GetGo, to LogMeIn pursuant to a pro rata distribution to our stockholders of 100% of the shares of common stock of GetGo, pursuant to a Reverse Morris Trust (RMT) transaction. The GoTo family of service offerings consists of GoToMeeting, GoToWebinar, GoToTraining, GoToMyPC, GoToAssist, Grasshopper and OpenVoice, or the GoTo Business, and had historically been part of our GoTo Business segment (formerly the Mobility Apps segment). As a result, in 2017, we will report the GoTo Business as discontinued operations.
Products and Services
We are enabling the future of work by delivering the industry’s most comprehensive and integrated platform for secure app and data delivery and network functionality as a cloud-based service through technology leadership in application virtualization, VDI, mobility, networking and cloud. Our products and services target customers of all sizes, from small businesses to large global enterprises. Through three functional centers of excellence we administer the research and development, marketing and product management for our offerings.
Workspace Services
Application Virtualization and VDI
Our Application Virtualization and VDI solutions give employees the freedom to work from anywhere while cutting IT costs, securely delivering Windows, Linux, Web and SaaS apps, plus full virtual desktops to any device.

•
XenDesktop is a fully-integrated, cloud-enabled desktop virtualization solution that gives customers the flexibility to deliver desktops and applications as a service - from any cloud, on-premises datacenters or both. XenDesktop includes HDX technologies to give users a high-definition experience - even when using multimedia, real-time voice and video collaboration, USB devices and 3D graphics content - while consuming less bandwidth than competing solutions. XenDesktop is available in multiple editions designed for different requirements, from simple VDI-only deployments to sophisticated, enterprise-class desktop and application delivery services that can meet the needs of everything from basic call center environments to high-powered graphics workstations. In XenDesktop Enterprise and Platinum editions, customers also receive the industry-leading Citrix XenApp to manage and mobilize Windows applications.

•
XenApp is a widely deployed solution that allows Windows applications to be delivered as cloud services to Android and iOS mobile devices, Macs, PCs and thin clients. XenApp enables people to work better by running applications in the security of the data center, or cloud, and using HDX technologies to deliver a superior user experience to any device, anywhere. XenApp optimizes the application experience for smartphones, tablets and touchscreen laptops, providing intuitive touch capabilities for the latest generation of devices. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing applications on every PC. XenApp runs on all current versions of Microsoft Windows Server and tightly integrates with the Microsoft Desktop Optimization Pack, Microsoft App-V, and Microsoft System Center. Our joint solution lowers the cost of delivering and maintaining Windows applications for all users in the enterprise. The capabilities of XenApp are available standalone as well as integrated within XenDesktop Enterprise and Platinum editions.

Enterprise Mobility Management
Increasingly, for many employees, mobile devices are their workspaces. Our XenMobile solutions are designed to increase productivity and security with mobile device management (MDM), mobile application management (MAM), mobile content management (MCM), secure network gateway, and enterprise-grade mobile apps in one comprehensive solution.

•
XenMobile includes mobile device management (MDM), mobile application management (MAM), mobile content management (MCM), unified endpoint management (UEM), mobile productivity apps and end-to-end security. These capabilities allow IT to meet mobile device security and compliance requirements for "bring your own device" programs and corporate devices while enabling user productivity. In addition, XenMobile helps IT securely deliver business applications, including native mobile, Web, SaaS and virtual apps (through XenApp and XenDesktop integration) to mobile users on nearly any device. XenMobile also provides strong security with an additional layer of application encryption and network protection with Citrix NetScaler Gateway integration.

Citrix Workspace Suite
We offer customers the opportunity to acquire our mobility, desktop and app products through a single comprehensive integrated product offering - Citrix Workspace Suite, which includes our XenApp, XenDesktop, XenMobile, ShareFile and NetScaler SD-WAN products. Citrix Workspace Suite securely delivers the apps, desktops, branch networking and WAN, enterprise mobility management and data people need for business productivity. We offer the industry’s most complete and integrated digital workspace that’s streamlined for IT control and easily accessible for users.

•
Citrix Workspace Suite delivers the user experience for any app or desktop using a universal client, Citrix Receiver, which is available on tablets, smartphones, PCs, Macs or thin clients. IT can securely deliver content over low-bandwidth high-latency WANs, highly variable 3G/4G mobile networks or a reliable corporate LAN to improve end-user experience while offering enterprise-grade security to data and applications. Citrix Workspace Suite provides a single, flexible solution that can streamline application and desktop deployment and lifecycle management to reduce IT costs, and offers choice of device, cloud and network, and can be deployed on-premises, via Citrix Cloud or as a hosted service.

Delivery Networking
Our Delivery Networking products allow organizations to deliver apps and data with the security, reliability, and speed trusted by thousands of customers worldwide.

•
NetScaler ADC is a software-defined application delivery controller (ADC) and load balancer designed to improve application performance and reliability for mobile, remote and branch users; allow customers to transition their infrastructure to an app-driven, software-defined network; eliminate multiple remote access solutions for improved security; and consolidate data centers for greater efficiency. Additionally, we extend the platform with best-of-breed web application firewall (WAF) capabilities that protects web applications and sites from both known and unknown attacks, including application-layer and zero-day threats.

•
NetScaler SD-WAN increases the security, performance and reliability of traditional enterprise applications, SaaS applications and virtual desktops for remote users. It is an integrated platform that can help customers effectively and economically increase WAN throughput while accelerating enterprise applications and ensuring the performance and availability of mission critical applications through a hybrid WAN architecture.

Cloud Services
Citrix cloud-based services enable our customers to provide a flexible way to manage their applications and data. This cloud-based approach is designed to provide reduced infrastructure, centralized control and SaaS-style updates, contributing to lower administration cost and complexity.

•
ShareFile is a secure, cloud-based file sharing and storage solution built for business, giving users enterprise-class data services across all corporate and personal mobile devices, while maintaining total IT control. ShareFile delivers the data fabric of our integrated platform for secure app, data and network delivery through Citrix Cloud. ShareFile protects data throughout the storage and transfer process, using up to 256-bit encryption and SSL or Transport Layer Security, or TLS encryption protocols for transfer and 256-bit encryption for files at rest on ShareFile servers. Password protection and granular access to folders and files stored with ShareFile ensure that data remains in control of the company. With ShareFile Enterprise, organizations can manage their data on-premises in customer managed StorageZones, select Citrix managed secure cloud options or create a mix of both to meet the needs for data sovereignty, compliance, performance and costs. Additionally, ShareFile supports e-signature, feedback and approval workflows that help businesses adopt the mobile, digital office.

•
Citrix Cloud delivers our XenApp, XenDesktop, XenMobile, ShareFile and NetScaler Gateway services virtually through the cloud so customers can easily and rapidly configure and deliver workspaces to meet the needs of given functions, roles or vertical segments; flexibly integrate apps and data across any cloud, platform or device; set and monitor access, security and data sovereignty rules across their entire infrastructure; and monitor and manage all corporate apps, data and networks through a unified control console. This cloud-based approach means reduced infrastructure, centralized control and SaaS-style updates, contributing to lower administration cost and complexity.

GoTo Business
The GoTo Business was composed of the Communications Cloud and Workflow Cloud products that allow organizations to enable mobile workstyles and offer employees the ability to move seamlessly across a diverse mix of devices and collaborate and share information.
Communications Cloud

•
GoToMeeting was our easy-to-use, secure and cost-effective product for online meetings, sales demonstrations and collaborative gatherings and comes equipped with integrated conference dial-in numbers, Voice over Internet Protocol, or VoIP and HDFaces high-definition video conferencing.

•	GoToWebinar was our easy-to-use, do-it-yourself, full-featured webinar product, allowing organizations to increase market reach and effectively present online to geographically dispersed audiences.

•	GoToTraining was our easy-to-use and secure online training product that enables individuals and enterprises to provide interactive training sessions to customers and employees in any location.

•
OpenVoice was our reservation-less audio conferencing service, providing robust web-based account tools that allows user provisioning and audio meeting controls for users to manage small and large audio conferences without operator assistance.

•
Grasshopper was our provider of cloud-based telephony solutions for small businesses that allows organizations to establish professional voice presence (e.g., interactive voice response (IVR), routing, voicemail) without costly hardware investments and enables employees to use their personal devices to make and receive calls from their business line via a mobile app.

Workflow Cloud

•
GoToMyPC was our online service that enables mobile workstyles by providing secure, remote access to a PC or Mac from virtually any Internet-connected computer, as well as from supported iOS or Android mobile devices.

•
GoToAssist was our easy-to-use cloud-based IT support solutions for IT managers, consultants and managed service providers to deliver maximum uptime for people and their computers, mobile devices and apps.

License Updates and Maintenance
We provide several ways for customers to receive upgrades, support and maintenance for products.

•
Software Maintenance combines 24x7x365 unlimited worldwide support with product version upgrades when available. The first year of Software Maintenance is required with certain corresponding product purchases. In October 2016, we announced the launch of Customer Success Services, which will replace Software Maintenance and provide a higher standard of service that empowers customer success whether in the cloud, on-premises or a hybrid approach through additional services providing expert guidance, proactive monitoring and enablement. In connection with this launch, beginning in 2017, our customers began migrating from the Subscription Advantage and Software Maintenance programs to this new offering. Customer Success Services gives customers a choice of tiered support offerings that combine the elements of product version upgrades, guidance, enablement, support and proactive monitoring to help our customers and our partners fully realize their business goals.

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

•
Citrix Consulting helps guide the successful implementation of Citrix technologies and solutions through the use of proven methodologies, tools and leading practices. Citrix Consulting focuses on strategic engagements with enterprise customers who have complex, mission-critical, or large-scale Citrix deployments. These engagements are typically fee-based engagements for the most challenging projects in scope and complexity, requiring consultants who are qualified with project methodology and Citrix product expertise. Citrix Consulting is also responsible for the development of best practice knowledge that is disseminated to businesses with which we have a business relationship and end-users through training and written documentation. Leveraging these best practices enables our integration resellers to provide more complex systems, reach new buyers within existing customer organizations and provide more sophisticated system proposals to prospective customers. Citrix Consulting has worked with Fortune Global 500 companies, technology providers, and government organizations to deliver solutions that achieve their unique technical and business objectives.

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

Technology
Our products are based on a full range of core proprietary technologies and certain industry-standard open source technologies.

•
Citrix HDX Technologies is a family of innovations that optimize the end-to-end user experience in virtual desktop and virtual application environments. These technologies incorporate our ICA protocol, which consists of server- and client-side technology that allows graphical user interfaces to be transmitted securely over any network, and includes optimizations for multimedia, unified communications, high-end graphics and mobile networks which work together to provide a high-definition user experience across a wide array of applications, devices and networks.

•
NetScaler nCore Technology is an architecture that enables execution of multiple packet engines in parallel. nCore technology allows the distribution of packet flows across multiple central processing unit cores to achieve efficient, high-performance parallel processing across multiple packet engines. The architecture incorporates innovations in flow distribution and state sharing and provides for efficient execution across packet engines.

•
XenMobile is our foundational technology that delivers a holistic mobile computing platform for enterprises. Its main components include MDM, MAM, MCM, UEM, end-to-end security and a set of mobile productivity apps including secure email, corporate app store, Web browsing, data sharing, secure note taking and document editing on a host of mobile platforms including iOS, Android and Windows mobile.

•
GoTo Business Technologies included our Internet Overlay Platform, our PSTN/VoIP Bridge and HDFaces that provides screen-sharing technology, seamless integration of Public Switched Telephone Network/Voice over Internet Protocol, or PSTN/VoIP, in products that use our audio conferencing and high-definition video conferencing over the public Internet, respectively. The GoTo Business technologies are part of the separation of the GoTo Business subject to limited licenses for certain continued use.

Innovation is a core Citrix competency. We have many additional unique innovations that are important enablers of our continued leadership in application virtualization, VDI and networking.
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

•	Network Architects who are responsible for delivering Web-based applications who have primary responsibility for the WAN infrastructure for all applications.

•	Server Operations Managers who are responsible for specifying datacenter systems and managing daily operations.

•	Individuals and prosumers, who are responsible for choosing personal solutions and helping small businesses select simple-to-use computing solutions.

•	Small business owners who are responsible for choosing the systems needed to support their business goals, such as SaaS.

•	Line of business and functional executives that determine the need for the GoTo Business offerings at certain enterprises.

•	Chief technology officer and engineering department (managers, architects, etc.) for telecommunications service providers.

•	Chief information officer and engineering departments within service providers, using our products to deliver desktops and applications as hosted cloud services.
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

Perpetual license software products come primarily in electronic-based forms and, in selected markets. We also offer subscription licenses to service providers through the Citrix Service Provider program, which are invoiced on a monthly basis or based on reported license usage. Our Cloud Services and GoTo Business products are accessed over the Internet for usage during the subscription period. Our hardware appliances come pre-loaded with software for which customers can purchase perpetual licenses and annual support and maintenance.
Technology Relationships
We have a number of technology relationships in place to accelerate the development of existing and future products and our go-to-market initiatives. These relationships include cross-licensing, OEM, resell, joint reference architectures, and other arrangements that result in better solutions for our customers.
Microsoft
For over 25 years, Citrix and Microsoft have maintained a very strategic partnership spanning product development, go-to-market initiatives and partner development, with the goal of helping customers to enable secure delivery of applications and data on any device, wherever they go. Over the past year, the two companies have expanded that collaboration to help our joint customers make the transition from delivering apps and desktops from an on-premises IT infrastructure approach to a hybrid and cloud IT infrastructure model. Citrix and Microsoft are offering services that enable customers to deploy Windows 10 desktops on the Microsoft Azure cloud platform, services to deploy apps directly on Azure, and smart tools to simplify the deployment of new workspaces. In addition, the partnership is extending to Citrix mobility and network management products and services that complement Microsoft Enterprise Mobility + Security (EMS) and provide comprehensive security and value for Citrix and Microsoft customers. This next-generation model encompasses not just the Microsoft platform but extends to enable customers to leverage other platforms to deliver the best experiences through Microsoft and Citrix technologies.
Hewlett Packard Enterprise (HPE)
Citrix and HPE have a 20-year alliance that has been marked by innovation in response to changes that occur across industries and organizations, often fueled by dynamic technology trends. Through the Citrix and HPE alliance we are extending our leadership in the secure delivery of apps and data by building innovative solutions and services that leverage the full Citrix software stack and Citrix Cloud. The most recent example is the HPE Edgeline EL4000 Intelligent Edge Workspace, a solution that combines Atlantis USX software-defined storage with Citrix XenApp and XenDesktop Service.
Google
Together, Google and Citrix offer today’s enterprise a new approach to end user computing. The two companies continue working to optimize Citrix Receiver for Chrome to enable organizations to easily provision, centrally manage and deliver enterprise apps and data with high security over any network on any Chrome OS device. Our mobility technology collaboration ensures that XenMobile offers complete enterprise mobility management support for Android in the enterprise. Google and Citrix have extended our technical collaboration to encompass workflow and connectors that enable enterprise cloud computing, including ShareFile support for Google G-Suite and Drive, in addition to Citrix Cloud services running in the Google Cloud Platform. NetScaler CPX development is utilizing Kubernetes to lead the move to container based software defined networking.
Additional Relationships
Our partners continue to expand their focus on the broad range of Citrix products. Some examples include IBM and Fujitsu which have multiple offerings in the market with our Workspace Services solutions and Delivery Networking products. We also have established relationships with Intel, SAP, Samsung, and NVIDIA that complement the benefits provided by Citrix products. Citrix and Nutanix have a joint secure and scalable hyper-converged infrastructure solution that delivers a strong user experience and value while reducing infrastructure complexity and an industry-leading VDI solution.
Through our Citrix Ready program, more than 30,000 products have been verified to work with Citrix technologies. The program is trusted by customers, providing them choice and confidence when identifying Citrix verified partner products critical to their solution deployment. In addition, numerous partners proactively incorporate Citrix products and technologies such as Receiver, XenDesktop, XenApp, NetScaler ADC, and HDX (ICA) technologies into their customer offerings. Our HDX and Receiver technologies are often included with or offered for thin clients, industry-standard servers and mobile devices, such as Apple's iPhone and iPad, Windows Mobile and Google Android devices. Licensees include Dell, Samsung, Fujitsu and HPE, among others.

Research and Development
We focus our research and development efforts on developing new products and core technologies in our core markets and to further enhancing the functionality, reliability, performance and flexibility of existing products. We solicit extensive feedback concerning product development from customers, both directly from and indirectly through our channel distributors.
We believe that our software development teams and core technologies represent a significant competitive advantage for us. Included in the software development teams are individuals focused on research activities that include prototyping ways to integrate emerging technologies and standards into our product offerings, such as emerging Web services technologies, management standards and Microsoft's newest technologies. Many groups within the software development teams have expertise in Extensible Markup Language, or XML, based software development, integration of acquired technology, multi-tier Web-based application development and deployment, SSL secure access, hypervisor technologies, cloud technologies, networking technologies, VoIP-based audio technology, Web-based video technology and building SaaS. We incurred research and development expenses of approximately $489.3 million in 2016, $564.0 million in 2015 and $553.8 million in 2014.
Sales, Marketing and Services
We market and license our products and services through multiple channels worldwide, including selling through resellers and direct over the Web. Our partner community comprises thousands of value-added resellers known as Citrix Solution Advisors, VADs, cloud service providers, SIs, ISVs and OEMs. Distribution channels are managed by our worldwide sales and services organization. Partners receive training and certification opportunities to support our portfolio of products, solutions and services. In addition, the GoTo Business segment provided our collaboration and data sharing offerings through direct corporate sales, our partner community, and direct through our websites.
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
As we lead with the cloud, we have been cultivating a global base of partners within the Citrix Service Provider program. These partners, consisting of managed service providers, IT hosting companies and telcos, license our desktop, application, networking and enterprise mobility management products on a monthly subscription basis. With these technologies partners then create various vertically differentiated offers of their own, consisting of cloud-hosted applications and cloud-hosted desktops, which they then resell both to SMBs and to enterprise IT. Besides supplying technology, we are actively engaged in assisting these partners develop their hosted businesses either within their data centers or leveraging public cloud infrastructure by supplying business and marketing assistance.
For all of our channels, we regularly take actions to improve the effectiveness of our partner programs and further strengthen our channel relationships through management of non-performing partners, recruitment of partners with expertise in selling into new markets and forming additional strategic global and national partnerships. Engagement with SIs and ISVs continues to be a substantial part of our strategic roadmap within large enterprise and government markets. Our integrator partnerships include organizations such as Accenture, Capgemini, Computer Sciences Corporation, Dimension Data, HPE, Fujitsu, IBM Global Services, and Wipro, among others. Computer Sciences Corporation, Fujitsu, HPE, IBM and Wipro all deliver offerings powered by the Citrix Workspace Suite. The ISV program maintains a strong representation across targeted industry verticals including healthcare, financial services and telecommunications. Members in the ISV program include Allscripts, Cerner Corporation, Epic Systems Corporation, McKesson Corporation, and Siemens Medical Health Solutions, among several others.
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
In fiscal years 2016 and 2015, there were no individual customers that accounted for over 10% of our total net revenues. In fiscal year 2014, one distributor, Ingram Micro, accounted for 13% of our total net revenues. Our distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions. Each agreement is negotiated separately and is independent of any other contract (such as a master distribution agreement), one of which was individually responsible for over 10% of our total net revenues in fiscal year 2014.
We are not obligated to accept product returns from our distributors under any conditions, unless the product item is defective in manufacture. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 for information regarding our revenue recognition policy.
International revenues (sales outside the United States) accounted for approximately 40.7% of our net revenues for the year ended December 31, 2016, 43.1% of our net revenues for the year ended December 31, 2015 and 45.2% of our net revenues for the year ended December 31, 2014. For detailed information on our international revenues, please refer to Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016.
Segment Revenue
Our revenues are derived from our Enterprise and Service Provider products, which primarily include Workspace Services solutions, Delivery Networking products, Cloud Services solutions, and related license updates and maintenance, support and professional services and from the GoTo Business segment's Communications Cloud and Workflow Cloud products. The Enterprise and Service Provider and the GoTo Business segment constitute our two reportable segments. On January 31, 2017, we completed the divestiture of the GoTo Business of our wholly-owned subsidiary, GetGo. As such, we are currently evaluating our segment reporting for 2017 as a result of these changes. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016.
Operations
For our Delivery Networking products, which include NetScaler ADC, we use independent contractors to provide a redundant source of manufacture and assembly capabilities. Independent contractors provide us with the flexibility needed to meet our product quality and delivery requirements. We have manufacturing relationships that we enter into in the ordinary course of business, primarily with Flextronics under which we have subcontracted the majority of our hardware manufacturing activity, generally on a purchase order basis. These third-party contract manufacturers also provide final test, warehousing and shipping services. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. Our contract manufacturers manufacture our products based on forecasted demand for our products. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. We are dual-sourced on our components, however, in some instances, those sources may be located in the same geographic area. Accordingly, if a natural disaster occurred in one of those areas, we may need to seek additional sources. Products are then shipped to our distributors, VARs or end-users. If the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for products ordered to meet our forecast or customer orders. In 2016, we did not experience any material difficulties or significant delays in the manufacture and assembly of our products.
We control all purchasing, inventory, scheduling, order processing and accounting functions related to our operations. For our software products, production, warehousing and shipping are performed by our independent contractors HPE, Ireland and Digital River. Master software, development of user manuals, packaging designs, initial product quality control and testing are primarily performed at our facilities. In some cases, independent contractors also duplicate master software, print documentation and package and assemble products to our specifications.
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
We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations' fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to compensation plan accelerators that are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. We expect this trend to continue through the first quarter of 2017. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues.

Competition
We sell our products in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. As the markets for our products and services continue to develop, additional companies, including those with significant market presence in the computer appliances, software, cloud services and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See “Technology Relationships” and Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2016.
Workspace Services
Our Application Virtualization and VDI solutions are based on an alternative technology platform the success of which will depend on organizations and customers perceiving technological, operational and security benefits and cost savings associated with adopting desktop and application virtualization solutions. We differentiate from basic virtualization solutions with robust security, flexibility and end user experience to enable IT to deliver Windows apps and desktops for better business outcomes. Our primary competition in this market is the existing IT desktop management practice of manually configuring physical desktops, which is time-consuming, expensive and subject to inconsistency. We also face numerous competitors that provide automation of these processes and alternative approaches, including VMware's Horizon product and the emergence of virtual applications and desktop delivery from public and private cloud services, including Amazon Web Service’s product Amazon WorkSpaces. Also, there continues to be an increase in the number of alternatives to Windows-based applications and Windows operating system powered desktops, in particular SaaS-delivered applications and mobile devices such as smartphones and tablet computers. We believe XenApp and XenDesktop give us a competitive advantage by providing customers multiple ways to virtualize and deliver desktops and/or apps with one, integrated virtualization system and delivering a higher performance user experience, more robust security and the flexibility for people to use any device and IT to use any infrastructure - public or private clouds, hyper-converged, traditional servers and storage, or combinations of each. No other competitor can currently match this level of flexibility and choice in VDI and app virtualization solutions.
Our Enterprise Mobility Management product line, XenMobile, competes with AirWatch by VMware, MobileIron, Good Technology by BlackBerry and many other smaller competitors. We believe we differentiate ourselves from these competitors by providing the most complete solution on the market, with MDM, MAM and superior core mobile productivity applications, including secure mobile email, calendar, browser, notes and more along with integration with Microsoft's mobility management platform, EMS. Our apps feature unique workflow integrations designed to make people work better, a significant advantage over competitors that do not focus on the end user experience and either have basic applications or rely on third parties for their mobile apps and can drive similar integrations.
We also see competition from competitors that are combining mobile and desktop technologies. We believe our solution, Citrix Workspace Suite, is the best solution available today that can securely deliver a secure digital workspace - with any Windows, Web, SaaS and native mobile applications, data and virtual desktops - to any device, anywhere. For example, VMware offers the VMware Workspace Suite and more recently introduced VMware Workspace ONE. We expect other vendors to follow suit. We offer market-leading technologies for every component of the Citrix Workspace Suite. Further, we believe that our end-user experience is a competitive edge when compared to the alternative solutions due to the integration, intuitiveness and self-service features of our offerings.
Delivery Networking
Our NetScaler ADC products compete against other established competitors, including, F5 Networks, Inc., or F5, and to a lesser extent, Radware, A10 Networks and Amazon Web Services. The ADC segment also includes a number of emerging start-up and open source-based competitors. The companies compete with us for traditional enterprise sales opportunities, while F5 is our principal competitor in the Internet-centric market segment. We continue to enhance NetScaler ADC's feature capability and invest in go-to-market resources to market NetScaler ADC to our existing customer base and new potential customers as well as expanding into telco and cloud provider markets. NetScaler ADC’s integration with XenApp and XenDesktop provides a major competitive advantage with customers who are already using these products.
Our NetScaler SD-WAN product competes against both traditional WAN optimization and infrastructure vendors, such as Riverbed, Cisco, Silver Peak and Blue Coat, and managed service providers.

Cloud Services
In the data sharing segment, our ShareFile product's direct competition includes Dropbox, Box, Syncplicity, BlackBerry's Watchdox, Accellion, Microsoft and Google, as well as legacy solutions such as traditional file transfer protocol, or FTP. Many of these competitors have strong brand recognition through consumer and free versions of their products. However, we believe our ShareFile product offers a superior solution for businesses as it is built specifically for the needs of business. Further, we believe that our strong reputation in certain vertical segments, along with ShareFile's integration with other Citrix products, such as Receiver and XenMobile, and our unique ability to store data on-premise or in the Cloud, are key differentiators.
GoTo Business
The GoTo Business segment competed against a host of products offered by a number of established technology players including Adobe, Google, Apple, Cisco, LMI and Microsoft, and its voice service offerings compete against services provided by telecom service providers such as Verizon, AT&T, Intercall, PGi, RingCentral, Vonage and BT. Additionally, the GoTo Business competed against a number of emerging players such as Zoom, HighFive, TeamViewer, Blue Jeans, Intercall, PGi, Ring Central, Vonage and Splashtop. The GoTo Business also competed against a host of alternative technologies, such as VPN or cloud-based platforms, and on-premise support options.
Proprietary Technology
Our success is dependent upon certain proprietary technologies and core intellectual property. We have been awarded numerous domestic and foreign patents and have numerous pending patent applications in the United States and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have established proprietary trademark rights in markets across the globe, and own hundreds of U.S. and foreign trademark registrations and pending registration applications for marks such as Citrix, NetScaler ADC, NetScaler SD-WAN, ShareFile, Xen, XenApp, XenDesktop, XenServer, XenMobile and many others (including the widely known “GoTo” marks, which were transferred to LogMeIn in connection with the spin-off and subsequent merger of our subsidiary GetGo with LogMeIn that was completed in January 2017). While our competitive position could be affected by our ability to protect our proprietary information, we believe that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our technology relationships, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, enhance and market software products could be more significant in maintaining our competitive position. See Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2016.
Available Information
Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2016.
Employees
As of December 31, 2016, we had approximately 9,600 employees, including approximately 1,700 employees related to the GoTo Business. We believe our relations with employees are good. In certain countries outside the United States, our relations with employees are governed by labor regulations that provide for specific terms of employment between our company and our employees.

ITEM 1A. RISK FACTORS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2016, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2016, that are not historical facts, including, but not limited to, statements concerning new products, product development and offerings of products and services, market positioning, distribution and sales channels, our partners and other strategic or technology relationships, financial information and results of operations for future periods, product and price competition, strategy, operational and growth initiatives, seasonal factors, natural disasters, stock-based compensation, licensing and subscription renewal programs, international operations and expansion, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, acquisitions, stock repurchases, our debt, changes in accounting rules or guidance, changes in domestic and foreign economic conditions, delays or reductions in technology purchases, liquidity, litigation matters and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition could vary materially from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2016, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY

A significant portion of our revenues has historically come from our Application Virtualization and VDI solutions, and decreases in sales for certain of these products could adversely affect our results of operations and financial condition.
A significant portion of our revenues has historically come from our Application Virtualization and VDI solutions. We continue to anticipate that sales of our Application Virtualization and VDI solutions and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future; and with the completion of the spinoff of the GoTo Business, our business will be further dependent upon sales of these products. Declines and variability in sales of certain of our Application Virtualization and VDI solutions could occur as a result of:

•	new competitive product releases and updates to existing products, especially cloud-based products;

•	industry trend to focus on the secure delivery of applications on mobile devices;

•	introduction of new or alternative technologies, products or service offerings by third parties;

•	termination or reduction of our product offerings and enhancements;

•	potential market saturation;

•	failure to enter new markets;

•	price and product competition resulting from rapid and frequent technological changes and customer needs;

•	general economic conditions;

•	complexities and cost in implementation;

•	failure to deliver satisfactory technical support;

•	dissatisfied customers; or

•	lack of commercial success of our technology relationships.
 In addition, we have experienced increased competition in the Application Virtualization and VDI business from directly competing products, alternative products and products on new platforms. For example, Amazon Web Services provides Amazon WorkSpaces and VMWare provides Horizon, both of which compete with our XenApp product offerings. Also, there continues to be an increase in the number of alternatives to Windows operating system powered desktops, in particular mobile devices such as smartphones and tablet computers. Users may increasingly turn to these devices to perform functions that would have been traditionally performed on desktops and laptops, which in turn may reduce the market for our Application Virtualization and VDI solutions. Further, increased use of certain SaaS applications may result in customers relying less on Windows applications. If sales of our Application Virtualization and VDI solutions decline as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected. In addition, modifications to certain of our Application Virtualization and VDI solutions may cause variability in our Application Virtualization and VDI revenue, and make it difficult to predict our revenue growth and trends, as our customers adjust their purchasing decisions in response to such events.

Our business could be adversely impacted by conditions affecting the information technology market.
The markets for our products and services are characterized by:

•	rapid technological change;

•	evolving industry standards;

•	fluctuations in customer demand;

•	changing customer business models and increasingly sophisticated customer needs; and

•	frequent new product and service introductions and enhancements.
The demand for our products and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers, and general economic conditions. Moreover, the purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. U.S economic forecasts for the information technology, or IT, sector are uncertain and continue to highlight an industry in transition from legacy platforms to mobile, cloud, data analytics and social solutions. If our current and prospective customers cut costs, they may significantly reduce their information technology expenditures. Additionally, if our current and prospective customers shift their IT spending more rapidly towards newer technologies and solutions as mobile, cloud, data analytics and social platforms evolve, the demand for our products and services most aligned with legacy platforms (such as our desktop virtualization products) could decrease. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition.
We face intense competition, which could result in customer loss, fewer customer orders and reduced revenues and margins.
We sell our products and services in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. We compete based on our ability to offer to our customers the most current and desired product and services features. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may be less costly, more heavily discounted or free, provide better performance or include additional features when compared to our products. Additionally, there is a risk that our products may become outdated or that our market share may erode. Further, the announcement of the release, and the actual release, of new products incorporating similar features to our products could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings. Existing or new products and services that provide alternatives to our products and services could materially impact our ability to compete in these markets. As the markets for our products and services, especially those products in early stages of development, continue to develop, additional companies, including companies with significant market presence in the computer hardware, software, cloud, networking, mobile, data sharing and related industries, could enter, or increase their footprint in, the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.
We expect to continue to face additional competition as new participants enter our markets and as our current competitors seek to increase market share. Further, we may see new and increased competition in different geographic regions. The generally low barriers to entry in certain of our businesses increase the potential for challenges from new industry competitors, whether small and medium sized businesses or larger, more established companies. Smaller companies new to our market may have more flexibility to develop on more agile platforms and have greater ability to adapt their strategies and cost structures, which may give them a competitive advantage with our current or prospective customers. We may also experience increased competition from new types of products as the options for Workspace Services, Delivery Networking products and electronic file sync and sharing solutions increase. Further, as our industry evolves and if our company grows, companies with which we have strategic alliances may become competitors in other product areas, or our current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase the competitive pressures we face.

Potential new product and technology initiatives and transitions to new business models and markets subject us to additional business, legal and competitive risks.

Returning to growth may require us to introduce new products and services and transition to new business models and markets. For example, meeting customer demands for cloud-delivered services requires us to develop new products and distribution models. Our cloud-delivered solutions require continued investment in new operations and business processes, and may draw resources away from our traditional on-premise solutions. This and other potential new initiatives subject us to additional risks including:

•	certain of our new product initiatives have a subscription model, and we may not be able to accurately predict subscription renewal rates or their impact on our results of operations;

•	if customers do not adopt our new product or service offerings, we may be unable to recoup or realize a reasonable return on our investment in these new products and services;

•	sales of existing products and service offerings may be delayed while customers are investigating our new offerings;

•
competitive product and service offerings in emerging IT sectors may gain broad adoption before our products and services, and it may be difficult for us to displace such offerings regardless of the comparative technical merit, efficacy or cost of our products and services;

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

•	our operating margins in our new initiatives may be lower than those we have achieved in our more mature products and services markets.

Recent changes in our support offerings could adversely impact our business.

We recently redefined our support offerings with the introduction of Citrix Customer Success Services and our customers began migrating to this new service offering. While this offering provides greater benefits to our customers, it results in a price increase. If customers do not adopt Customer Success Services, we may be unable to recoup or realize a reasonable return on our investment in this new service, which could adversely affect our business, results of operations and financial condition.

Our Delivery Networking business has a concentrated number of customers.

Our Delivery Networking business has generated a substantial portion of its revenues from a limited number of customers. As a result, if our Delivery Networking business loses certain customers or one or more such customers significantly decreases its orders, our business, results of operations and financial condition could be adversely affected.
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
As a globally operated company, we are subject to the risks arising from adverse changes in global economic and market conditions. Continued economic uncertainty across all our significant geographic locations may adversely affect sales of our products and services and may result in longer sales cycles, slower adoption of technologies and increased price competition. For example, if the U.S. or China were to experience an economic downturn, these adverse economic conditions could contribute to a decline in our customers’ spending on our products and services. Additionally, in response to sustained economic uncertainty, many governmental organizations outside the U.S. that are current or prospective customers for our products and services continue to make significant spending cutbacks, which may continue to reduce the amount of government spending on IT and demand for our products and services from government organizations. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business.
Industry volatility and consolidation may result in increased competition.
The industry has been volatile and there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving and volatile industry and as companies are acquired or are unable to continue operations. For example, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. Further, some companies are making plans or may be under pressure by stockholders to divest businesses and such divestitures may result in stronger competition. Additionally, as IT companies attempt to strengthen or maintain their market positions in the evolving Workspace Services, Delivery Networking and electronic file sync and sharing markets, these companies continue to seek to deliver comprehensive IT solutions to end users and combine enterprise-level hardware and software solutions that may compete with our Workspace Services and Delivery Networking and Cloud Services solutions. These consolidators or potential consolidators may have significantly greater financial, technical and other resources and brand loyalty than we do, and may be better positioned to acquire and offer complementary products and services. The companies resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.
Actual or perceived security vulnerabilities in our products and services or cyberattacks on our networks could have a material adverse impact on our business, results of operations and financial condition.
Use of our products and services may involve the transmission and/or storage of data, including in certain instances customers' business and personally identifiable information. Thus, maintaining the security of products, computer networks and data storage resources is important as security breaches could result in product or service vulnerabilities and loss of and/or unauthorized access to confidential information. We devote significant resources to addressing security vulnerabilities in our products and services through our efforts to engineer more secure products and services, enhance security and reliability features in our products and services, deploy security updates to address security vulnerabilities and seek to respond to known security incidents in sufficient time to minimize any potential adverse impact. Despite our efforts, from time to time, we experience attacks and other cyber-threats. Generally speaking, unauthorized parties may attempt to misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that directly or indirectly, for example, through a vendor or other third-party, attack our products, services or networks, or otherwise exploit any security vulnerabilities of our products, services and networks. Because techniques used by these perpetrators to sabotage or obtain unauthorized access to our systems change frequently and generally are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security breaches.
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
Regulation of privacy and data security may adversely affect sales of our products and result in increased compliance costs.
We believe increased regulation is likely with respect to the solicitation, collection, processing or use of personal, financial and consumer information as regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, privacy and data security. This includes the Global Data Protection Regulation, which is expected to take effect in 2018. In addition, the interpretation and application of consumer and data protection laws and industry standards in the United States, Europe and elsewhere are often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Also, any new regulation, or interpretation of existing regulation, imposing greater fees or taxes or restricting information exchange over the Web, could result in a decline in the use and adversely affect sales of our products and our results of operations.
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
Certain of our offerings have sales cycles which are long and/or unpredictable which could cause significant variability and unpredictability in our revenue and operating results for any particular period.
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
Overall, the timing of our revenue is difficult to predict. Our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month, weeks and days of each quarter. In addition, our business is subject to seasonal fluctuations and such fluctuations are generally most significant in our fourth fiscal quarter, which we believe is due to the impact on revenue from the availability (or lack thereof) in our customers’ fiscal year budgets and an increase in expenses resulting from amounts paid pursuant to our sales compensation plans as performance milestones are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer.

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
We anticipate that sales and renewals of our license updates and maintenance products will continue to constitute a substantial portion of our deferred revenue. Our ability to continue to generate both recognized and deferred revenue from our license updates and maintenance products will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. Further, our customers began migrating to our new maintenance service offering, Citrix Customer Success Services. While this offering provides greater benefits to our customers, it results in a price increase. We may experience a decrease in renewal rate due to the price increase and perceived value of Customer Success Services offerings. Additionally, a decrease in demand for our license updates and maintenance products could occur as a result of a decrease in demand for our Workspace Services, Delivery Networking and Cloud Services solutions. If our customers do not continue to purchase our license updates and maintenance products, our deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.
Our international presence subjects us to additional risks that could harm our business.
We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2016, we derived approximately 40.7% of our revenues from sales outside the United States. Potential growth and profitability could require us to further expand our international operations. To successfully maintain and expand international sales, we may need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. In addition, there is significant competition for entry into high growth markets where we may seek to expand, such as China, the Middle East and Eastern Europe. Our international operations are subject to a variety of risks, which could adversely affect the results of our international operations. These risks include:

•	compliance with foreign regulatory and market requirements;

•
variability of foreign economic, political, labor conditions and global policy uncertainty (including the impact of the proposed exit of the United Kingdom from the European Union, commonly referred to as “Brexit”);

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. export laws;

•	regional data privacy laws that apply to the transmission of our customers’ data across international borders;

•	health or similar issues such as pandemic or epidemic;

•	difficulties in staffing and managing international operations;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	difficulties in enforcing and protecting intellectual property rights;

•	violations of the Foreign Corrupt Practices Act by acts of agents or other intermediaries;

•	burdens of complying with a wide variety of foreign laws; and

•	as we generate cash flow in non-U.S. jurisdictions, if required, we may experience difficulty transferring such funds to the U.S. in a tax efficient manner.
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
We are in the process of diversifying our base of channel relationships by adding and training more channel partners with abilities to reach larger enterprise customers and additional mid-market customers and to sell our newer products and services. We are also in the process of building relationships with new types of channel partners, such as systems integrators and service providers. In addition to this diversification of our partner base, we will need to maintain a healthy mix of channel members who service smaller customers. We may need to add and remove distribution partners to maintain customer satisfaction and a steady adoption rate of our products, which could increase our operating expenses. Through our Citrix Partner Network and other programs, we are currently investing, and intend to continue to invest, significant resources to develop these channels, which could reduce our results from operations if such channels do not result in increased revenues.
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
As of December 31, 2016, $2.08 billion of our cash, cash equivalents and investments were held in foreign countries. These amounts are not freely available for dividend repatriation to the U.S. without triggering significant adverse tax consequences in the U.S. As a result, if the cash generated by our domestic operations is not sufficient to fund our domestic operations, our broader corporate initiatives such as stock repurchases, acquisitions, and other strategic opportunities, and to service our outstanding indebtedness, we may need to raise additional funds through public or private debt or equity financings, or we may need to obtain new credit facilities to the extent we choose not to repatriate our overseas cash. Such additional financing may not be available on terms favorable to us, or at all, and any new equity financings or offerings would dilute our current stockholders’ ownership. Furthermore, lenders may not agree to extend us new, additional or continuing credit. If adequate funds are not available, or are not available on acceptable terms, we may be forced to repatriate our foreign sources of liquidity and incur a significant tax expense or we may not be able to take advantage of strategic opportunities, develop new products, respond to competitive pressures, repurchase outstanding stock or repay our outstanding indebtedness. In any such case, our business, operating results or financial condition could be adversely impacted. For further information, please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”
RISKS RELATED TO THE SEPARATION OF THE GOTO BUSINESS

We may not realize the intended benefits of the separation of the GoTo Business.

We may not be able to achieve some or all of the anticipated strategic, financial, operational, marketing or other benefits expected to result from the separation of the GoTo Business, or such benefits may be delayed. Following the separation of the GoTo Business in January 2017, Citrix became a smaller, less diversified company with a focus on the secure delivery of apps and data; and, as a result, we may be more vulnerable to changing market conditions, which could materially and adversely affect our business, results of operations and financial condition. The separation of the businesses may also eliminate or reduce certain synergies that existed between our various businesses prior to the separation. In addition, as a result of the separation of the GoTo Business, we may be limited in our ability to engage in significant stock repurchases or issuances.

The separation of the GoTo Business and the subsequent merger of GetGo, Inc. could result in substantial tax liability.

On January 31, 2017, we closed the divestiture of the GoTo Business via a “Reverse Morris Trust” transaction pursuant to which a wholly-owned subsidiary of the LogMeIn, Inc. merged with and into GetGo, Inc., with GetGo, Inc. surviving the merger and becoming a wholly-owned subsidiary of LogMeIn, Inc. The Reverse Morris Trust transaction was structured to qualify as tax-free to Citrix and its shareholders. We obtained an opinion of outside counsel that, for U.S. federal income tax purposes, the separation of the GoTo Business qualified, for both the company and our stockholders, as tax-free, and the subsequent merger of GetGo, Inc. with a wholly-owned subsidiary of LogMeIn, Inc. would not render the separation of the GoTo Business taxable to Citrix and its shareholders. The opinion of outside counsel was based, among other things, on various factual assumptions we have authorized and representations we, GetGo, Inc. and LogMeIn, Inc. have made to outside counsel. If any of these assumptions or representations are, or become, inaccurate or incomplete, reliance on the opinion may be affected. An opinion of outside counsel represents their legal judgment but is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinions or that a court would not sustain such a challenge. If the separation or certain internal transactions undertaken in anticipation of the separation are determined to be taxable for U.S. federal income tax purposes, we and/or our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

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
We have several strategic and technology relationships with large and complex organizations, such as Microsoft, and other companies with which we work to offer complementary products and services. We depend on the companies with which we have strategic relationships to successfully test our products, to incorporate our technology into their products and to market and sell those products. There can be no assurance we will realize the expected benefits from these strategic relationships or that they will continue in the future. If successful, these relationships may be mutually beneficial and result in industry growth. However, such relationships carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic relationship and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development, reduced sales or other operational difficulties and our business, results of operations and financial condition could be materially adversely affected.
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
We are routinely subject to patent infringement claims and may in the future be subject to an increased number of claims, including claims alleging the unauthorized use of a third-party's code in our products. This may occur for a variety of reasons, including:

•	the expansion of our product lines through product development and acquisitions;

•	the volume of patent infringement litigation commenced by non-practicing entities;

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
Further, responding to any infringement claim, regardless of its validity or merit, could result in costly litigation. Further, intellectual property litigation could compel us to do one or more of the following:

•	pay damages (including the potential for treble damages), license fees or royalties (including royalties for past periods) to the party claiming infringement;

•	cease selling products or services that use the challenged intellectual property;

•	obtain a license from the owner of the asserted intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign the challenged technology, which could be time consuming and costly, or not be accomplished.
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
The Citrix product and service brands that we have developed have significantly contributed to the success of our business. Maintaining and enhancing the Citrix product and service brands is critical to expanding our base of customers and partners. We may be subject to reputational risks and our brand loyalty may decline if others adopt the same or confusingly similar marks in an effort to misappropriate and profit on our brand name and do not provide the same level of quality as is delivered by our products and services. Additionally, we may be unable to use some of our brands in certain countries or unable to secure trademark rights in certain jurisdictions where we do business. In order to police, maintain, enhance and protect our brands, we may be required to make substantial investments that may not be successful. If we fail to police, maintain, enhance and protect the Citrix brands, if we incur excessive expenses in this effort or if customers or potential customers are confused by others’ trademarks, our business, operating results, and financial condition may be materially and adversely affected.
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
We have aggregate indebtedness of approximately $1.4 billion that we have incurred in connection with the issuance of our Convertible Notes and under our Credit Agreement, and we may incur additional indebtedness in the future. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our future indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Notes 12 and 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 for information regarding our Convertible Notes and our Credit Facility.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2016 fiscal year that remain unresolved.
ITEM 2. PROPERTIES
We lease and sublease office space in the Americas, which is comprised of the United States, Canada and Latin America, EMEA, which is comprised of Europe, the Middle East and Africa, and Asia-Pacific. The following table presents the location and square footage of our leased office space by reporting segment as of December 31, 2016:

	Enterprise and Service Provider	GoTo Business
	(square footage)
Americas	781,043	153,199
EMEA	190,081	82,990
Asia-Pacific	624,568	41,512
Total	1,595,692	277,701
In addition, we own land and buildings in Fort Lauderdale, Florida with approximately 317,000 square feet of office space used for our corporate headquarters, approximately 74,000 square feet of office space in Goleta, California related to the GoTo Business segment, and 41,000 square feet of office space in EMEA related to our Enterprise and Service Provider segment.
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

	High	Low
Year Ended December 31, 2016:
Fourth quarter	$92.40	$81.36
Third quarter	$89.50	$78.57
Second quarter	$90.00	$76.25
First quarter	$79.16	$60.91
Year Ended December 31, 2015:
Fourth quarter	$84.17	$68.50
Third quarter	$78.42	$65.11
Second quarter	$73.12	$60.85
First quarter	$64.99	$56.47
On February 10, 2017, the last reported sale price of our common stock on The NASDAQ Global Select Market was $78.55 per share. As of February 10, 2017, there were 549 holders of record of our common stock.
We currently intend to retain any earnings for use in our business, for investment in acquisitions and to repurchase shares of our common stock. We have not paid any cash dividends on our capital stock in the last two years and do not currently anticipate paying any cash dividends on our capital stock in the foreseeable future.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.8 billion, of which $500.0 million was approved in January 2017. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2016, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended December 31, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
October 1, 2016 through October 31, 2016	19,406	$84.14	$404,006
November 1, 2016 through November 30, 2016	40,634	$84.42	$404,006
December 1, 2016 through December 31, 2016	71,724	$86.06	$404,006
Total	131,764	$85.27	$404,006

(1)
Represents shares acquired in open market purchases and 131,764 shares withheld from restricted stock units and stock awards that vested in the fourth quarter of 2016 to satisfy minimum tax withholding obligations that arose on the vesting of such restricted stock units and stock awards. We had no open market purchases of our common stock during the quarter ended December 31, 2016 as a result of the separation of the GoTo Business, which closed on January 31, 2017. For more information see Note 8 to our consolidated financial statements.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$3,418,265	$3,275,594	$3,142,856	$2,918,434	$2,586,123
Cost of net revenues(a)	559,541	614,364	620,219	502,795	404,137
Gross margin	2,858,724	2,661,230	2,522,637	2,415,639	2,181,986
Operating expenses (b)	2,209,566	2,311,145	2,220,326	2,034,922	1,791,208
Income from operations	649,158	350,085	302,311	380,717	390,778
Interest income	16,686	11,675	9,421	8,194	10,152
Interest expense	44,949	44,153	28,332	128	312
Other (expense) income, net	(4,131)	(5,730)	(7,694)	(893)	9,611
Income before income taxes	616,764	311,877	275,706	387,890	410,229
Income tax expense (benefit)	80,652	(7,484)	23,983	48,367	57,682
Net income	536,112	319,361	251,723	339,523	352,547
Net income per share - diluted	$3.41	$1.99	$1.47	$1.80	$1.86
Weighted average shares outstanding - diluted	157,084	160,362	171,270	188,245	189,129

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$6,390,227	$5,467,517	$5,512,007	$5,212,249	$4,796,402
Total equity	2,608,727	1,973,446	2,173,645	3,319,807	3,121,777

(a)
Cost of net revenues includes amortization and impairment of product related intangible assets of $60.4 million, $131.2 million, $146.4 million, $97.9 million, and $80.0 million in 2016, 2015, 2014, 2013 and 2012, respectively.

(b)
Operating expenses includes amortization and impairment of other intangible assets of $29.2 million, $108.7 million, $45.9 million, $41.7 million, and $34.5 million in 2016, 2015, 2014, 2013 and 2012, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Citrix delivers solutions to make applications secure and easy to access, anywhere, anytime and on any device or network. Our mission is to power a world where people, organizations and things are securely connected and accessible.
We market and license our products directly to customers, over the Web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, original equipment manufacturers, or OEMs and service providers.
We are a Delaware corporation founded on April 17, 1989.
Executive Summary
Our products and services mobilize desktops, apps and data to help our customers drive value. We continue driving innovation in the datacenter with our products and services across both physical and software defined networking platforms while powering some of the world’s largest clouds and giving enterprises the capabilities to combine best-in-class application networking services on a single, consolidated footprint. Our work with Citrix Service Providers, or CSPs, to deliver our products in the cloud is how we are meeting customer demand for subscription-based services for the delivery of apps from Windows to web to mobile.
During the year ended December 31, 2016, we delivered solid progress on our operational initiatives designed to improve scalability of our infrastructure and cost saving efficiencies. This included restructuring programs, changes in our field and channel strategies and continued focus on our core strategy, the secure delivery of apps and data. Our efforts have contributed to higher operating margins and a foundation for sustained profitable growth of our business.
On January 25, 2017, we announced that our Board approved an increase of $500 million to our existing share repurchase program, bringing the total current authorization to over $900 million.
On January 31, 2017, we completed the spin-off of our GoTo Business (the “Spin-off”) and subsequent merger of that business with LogMeIn, Inc. ( “LogMeIn”) pursuant to the terms of (1) an Agreement and Plan of Merger, dated as of July 26, 2016 (the “Merger Agreement”), by and among Citrix, GetGo, Inc., a wholly-owned subsidiary of Citrix (“GetGo”), LogMeIn, and a wholly-owned subsidiary of LogMeIn (“Merger Sub”), and (2) a Separation and Distribution Agreement, dated as of July 26, 2016, by and among Citrix, LogMeIn and GetGo. Under the Spin-off, we distributed approximately 26.9 million shares of GetGo common stock to our stockholders of record as of the close of business on January 20, 2017. We delivered the shares of GetGo common stock to our transfer agent, who held such shares for the benefit of our stockholders. Immediately thereafter, Merger Sub was merged with and into GetGo, with GetGo continuing as a wholly owned subsidiary of LogMeIn (the “Merger”). As a result of the Merger, each share of GetGo common stock was converted into the right to receive one share of LogMeIn common stock. As a result of these transactions, our stockholders received approximately 26.9 million shares of LogMeIn common stock in the aggregate, or 0.171844291 of a share of LogMeIn common stock for each share of Citrix common stock held of record by our stockholders as of the close of business on January 20, 2017. No fractional shares of LogMeIn were issued, and our stockholders instead received cash in lieu of any fractional shares. The distribution of the shares of GetGo common stock to our stockholders also resulted in an adjustment to the conversion rate for our 0.500% Convertible Notes due 2019 (the “Convertible Notes”) under the terms of the related indenture.  As a result of this adjustment, the conversion rate for the Convertible Notes in effect as of the opening of business on February 1, 2017 was 13.9061 shares of Citrix common stock per $1,000 principal amount of Convertible Notes.
Summary of Results
For the year ended December 31, 2016 compared to the year ended December 31, 2015, we delivered the following financial performance:

•	Product and license revenue increased 0.9% to $883.3 million;

•	Software as a service revenue increased 11.6% to $816.4 million;

•	License updates and maintenance revenue increased 4.4% to $1.6 billion;

•	Professional services revenue decreased 11.0% to $131.2 million;

•	Gross margin as a percentage of revenue increased 2.4% to 83.6%;

•	Operating income increased 85.4% to $649.2 million; and

•	Diluted earnings per share increased 71.4% to $3.41.

The increase in our Product and licenses revenue was primarily driven by higher overall sales of our Workspace Services solutions and Delivery Networking products, partially offset by lower sales of our non-core products. Our Software as a service revenues increased due to increased sales of GoTo Business products and Cloud Services products. The increase in License updates and maintenance revenue was primarily due to increased sales of maintenance revenues across our Workspace Services and Delivery Networking products, partially offset by a decrease in our Subscription Advantage product and our technical and premier support as customers continue to migrate to our new software maintenance solutions. The decrease in Professional services revenue was primarily due to decreased implementation services and product training and certification related to our Workspace Services solutions. We currently expect total revenue, excluding the GoTo Business, to increase when comparing the first quarter of 2017 to the first quarter of 2016. In addition, when comparing the 2017 fiscal year to the 2016 fiscal year, we currently expect total revenue, excluding the GoTo Business, to increase. The increase in 2016 gross margin as a percentage of net revenue was primarily due to 2015 including the impairment of certain product related intangible assets. The increase in operating income and diluted earnings per share when comparing 2016 to 2015 was primarily due to an increase in revenues and gross margin, as well as a reduction in operating expenses as a result of our operational initiatives. Also contributing to the increase in diluted earnings per share was the impact of share repurchases during 2015, which reduced our weighted-average shares outstanding, partially offset by an increase in our effective tax rate.
Our preliminary outlook for the 2017 fiscal year is for net revenues and expenses to decrease overall compared to the 2016 fiscal year as a result of the separation of the GoTo Business, which was completed on January 31, 2017. In addition, we currently expect operating income to improve when comparing the 2017 fiscal year to the 2016 fiscal year. In 2017, the GoTo Business will be accounted for as a discontinued operation for all periods presented.
2016 Business Combination
On September 7, 2016, we acquired all of the issued and outstanding securities of a privately held company. The acquisition provides a software solution that cuts the cost of desktop and application virtualization and delivers workspace performance by accelerating desktop logon and application response times for any Microsoft Windows-based environment. The acquired company became part of our Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $11.5 million, net of $0.8 million cash acquired. Transaction costs of $0.4 million are presented within General and administrative expense in the accompanying consolidated statements of income. The assets related to this acquisition relate primarily to $8.2 million of product technology identifiable intangible assets with a 4 year life and goodwill of $4.7 million.
We have included the effects of this business acquired in 2016 in our results of operations prospectively from the date of the acquisition.
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
Grasshopper
On May 18, 2015, we acquired all of the membership interests of Grasshopper Group, LLC ("Grasshopper"), a leading provider of cloud-based phone solutions for small businesses. With the acquisition, we will expand our breadth of communication and collaboration solutions for small businesses, including GoToMeeting, GoToTraining, GoToWebinar and OpenVoice. Grasshopper became part of the GoTo Business segment. Total cash consideration for this transaction was approximately $161.5 million, net of $3.6 million cash acquired. Transaction costs associated with the acquisition were $0.3 million, all of which we expensed during the year ended December 31, 2015 and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, we assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 105,765 shares of our common stock, for which the vesting period commenced on the closing of the transaction.
Subsequent Event
On January 3, 2017, we acquired all of the issued and outstanding securities of Unidesk Corporation (“Unidesk”). Unidesk is the inventor of the Microsoft Windows application packaging and management technology known as application layering. We acquired Unidesk to enhance and provide a demonstrable difference in application management and delivery. By incorporating the Unidesk technology into XenApp and XenDesktop, we will advance our industry leadership by offering the most powerful and easy to deploy application layering solution available for delivering and managing applications and desktops in the cloud, on-premises and in hybrid deployment environments. Unidesk will become part of our Enterprise and Service Provider segment. The total preliminary cash consideration for this transaction was approximately $60.5 million, net of $2.7 million cash acquired. Transaction costs associated with the acquisition are currently estimated at $0.3 million, of which we expensed $0.3 million during the year ended December 31, 2016, which were included in General and administrative expense in the accompanying consolidated statements of income.
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
Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

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
For our non-software transactions, we allocate the arrangement consideration based on the relative selling price of the deliverables. For our hardware appliances, we use ESP as our selling price. For our support and services, we generally use

VSOE as our selling price. When we are unable to establish selling price using VSOE for our support and services, we use ESP in our allocation of arrangement consideration.
The GoTo Business and Cloud Services products are considered hosted service arrangements per the authoritative guidance; accordingly, fees related to online service agreements are recognized ratably over the contract term. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. Generally, GoTo Business products were sold separately and not bundled with Enterprise and Service Provider products and services. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 for further information on our revenue recognition.
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
After we have determined the fair value of our investments, for those that are in an unrealized loss position, we must then determine if the investment is other-than-temporarily impaired. We review our investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment and if different judgments are used the classification of the losses related to our investments could differ. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the carrying value of an available-for-sale investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than carrying value our intent to retain or sell the investment and whether it is more likely than not that we will not be required to sell the investment before the recovery of its amortized cost basis, which may not be until maturity. We also consider specific adverse conditions related to the financial health of and business outlook for the issuer, including industry and sector performance, rating agency actions and changes in credit default swap levels. For our cost method investments, our quarterly review of impairment indicators encompasses the analysis of specific criteria of the entity, such as cash position, financing needs, operational performance, management changes, competition and turnaround potential. If any of the above impairment indicators are present, we further evaluate whether an other-than-temporary impairment should be recorded. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. See Notes 4 and 5 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 and “Liquidity and Capital Resources” for more information on our investments and fair value measurements.
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
We monitor acquired intangible assets for impairment on a periodic basis by reviewing for indicators of impairment. If an indicator exists we compare the estimated net realizable value to the unamortized cost of the intangible asset. The recoverability of the intangible assets is primarily dependent upon our ability to commercialize products utilizing the acquired technologies, retain existing customers and customer contracts, and maintain brand awareness. The estimated net realizable value of the acquired intangible assets is based on the estimated undiscounted future cash flows derived from such intangible assets. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our products, customer retention rates and ability to secure and maintain our market position. Actual revenues and costs could vary significantly from these forecasted amounts. If these products are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology; or if we fail to retain acquired customers or successfully market acquired brands, we could determine that some or all of the remaining $228.0 million carrying value of our acquired intangible assets is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations. During the year ended December 31, 2015, we tested certain intangible assets for recoverability due to changes in facts and circumstances associated with the shift in strategic focus and reduced profitability expectations. As a result, we identified certain definite-lived intangible assets that were impaired within our Enterprise and Service Provider segment, primarily customer relationships and product technologies from the acquisition of ByteMobile, and recorded non-cash impairment charges of $123.0 million to write down the intangible assets to their estimated fair value of $26.8 million. Of the impairment charge, $67.1 million is included in Impairment of other intangible assets and $55.9 million is included in Impairment of product related intangible assets in the accompanying consolidated statements of income.
Goodwill
The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2016, we had $1.97 billion in goodwill related to our acquisitions. Our revenues are derived from sales of our Enterprise and Service Provider segment's products, which include our Workspace Services solutions, Delivery Networking products, and related license updates and maintenance, and our Cloud Services offerings, as well as from sales of the GoTo Business segment’s Communications Cloud and Workflow Cloud products. As part of our continued transformation, effective January 1, 2016, we reorganized a part of our business by creating a new Cloud Services product grouping, which resulted in a change in segment composition. In connection with this change, during the first quarter of 2016, we performed an assessment of our goodwill reporting units and determined that the Cloud Services reorganization resulted in the identification of three goodwill reporting units (Enterprise and Service Provider excluding Cloud Services, Cloud Services and GoTo Business). The identification of these reporting units triggered a reallocation of goodwill as of January 1, 2016 based on the relative fair value approach, however no further quantitative impairment test was deemed necessary. Our reportable segments remain unchanged. We evaluate goodwill between our reportable segments, which are the Enterprise and Services Provider segment and the GoTo Business segment. Additionally, on January 31, 2017, we completed the separation and subsequent merger of the GoTo Business to LogMeIn. As a result, we are reevaluating our operating segments in the first quarter of 2017. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 for additional information regarding our reportable segments.
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
In the fourth quarter of 2016, we performed a qualitative assessment to determine whether further quantitative impairment testing for goodwill and certain intangible assets is necessary, which we refer to this assessment as the Qualitative Screen. In performing the Qualitative Screen, we are required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If after performing the Qualitative Screen impairment indicators are present, we would perform a quantitative impairment test to estimate the fair value of goodwill and certain intangible assets. In doing so, we would estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the goodwill and certain intangible assets carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our results of operations. As a result of the Qualitative Screen, no further quantitative impairment test was deemed necessary. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2016 and 2015.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2016, we had approximately $249.8 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2016, we determined that a $14.2 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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
The following discussion relating to the individual financial statement captions, our overall financial performance, operations and financial position should be read in conjunction with the factors and events described in “— Overview” and Part 1 – Item 1A entitled “Risk Factors,” included in this Annual Report on Form 10-K for the year ended December 31, 2016, which could impact our future performance and financial position.
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
As a result of the structure of the Reverse Morris Trust (RMT) transaction with LogMeIn, Inc., and the notification on October 10, 2016 to noteholders in accordance with the Indenture, the Convertible Notes became convertible until the earlier of (1) the close of business on the business day immediately preceding the ex-dividend date for the distribution of the outstanding shares of GetGo common stock to our stockholders by way of a pro rata dividend, and (2) our announcement that such distribution will not take place, even though the Convertible Notes were not otherwise convertible at December 31, 2016. The conversion rate for the Convertible Notes, Convertible Note Hedge and Warrant Transactions also will be subject to adjustment as of the opening of business on the ex-dividend date for the distribution. The $1.44 billion Convertible Notes became convertible with the notice to noteholders. Accordingly, as of December 31, 2016, the carrying amount of the Convertible Notes of $1.3 billion was reclassified from Other liabilities to Current liabilities and the difference between the face value and carrying value of $79.5 million was reclassified from stockholders’ equity to temporary equity in the accompanying consolidated balance sheets. See Note 18 for more information on the separation of the GoTo Business.

Results of Operations
The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from year-to-year (in thousands other than percentages):

	Year Ended December 31,			2016 Compared to 2015	2015 Compared to 2014
	2016	2015	2014
Revenues:
Product and licenses	$883,329	$875,807	$899,736	0.9%	(2.7)%
Software as a service	816,436	731,292	651,562	11.6	12.2
License updates and maintenance	1,587,271	1,521,007	1,416,017	4.4	7.4
Professional services	131,229	147,488	175,541	(11.0)	(16.0)
Total net revenues	3,418,265	3,275,594	3,142,856	4.4	4.2
Cost of net revenues:
Cost of product and license revenues	121,391	118,265	124,110	2.6	(4.7)
Cost of services and maintenance revenues	377,731	364,916	349,683	3.5	4.4
Amortization of product related intangible assets	59,291	74,912	93,431	(20.9)	(19.8)
Impairment of product related intangible assets	1,128	56,271	52,995	(98.0)	6.2
Total cost of net revenues	559,541	614,364	620,219	(8.9)	(0.9)
Gross margin	2,858,724	2,661,230	2,522,637	7.4	5.5
Operating expenses:
Research and development	489,265	563,975	553,817	(13.2)	1.8
Sales, marketing and services	1,185,814	1,195,362	1,280,265	(0.8)	(6.6)
General and administrative	377,568	336,313	319,922	12.3	5.1
Amortization of other intangible assets	29,173	41,595	39,577	(29.9)	5.1
Impairment of other intangible assets	—	67,137	6,321	(100.0)	962.1
Restructuring	71,122	100,411	20,424	(29.2)	391.6
Separation	56,624	6,352	—	791.4	*
Total operating expenses	2,209,566	2,311,145	2,220,326	(4.4)	4.1
Income from operations	649,158	350,085	302,311	85.4	15.8
Interest income	16,686	11,675	9,421	42.9	23.9
Interest expense	44,949	44,153	28,332	1.8	55.8
Other expense, net	(4,131)	(5,730)	(7,694)	(27.9)	(25.5)
Income before income taxes	616,764	311,877	275,706	97.8	13.1
Income tax expense (benefit)	80,652	(7,484)	23,983	1,177.7	(131.2)
Net income	$536,112	$319,361	$251,723	67.9	26.9

*	not meaningful
Revenues by Segment
Net revenues of our Enterprise and Service Provider segment include Product and licenses, License updates and maintenance, Professional services and SaaS revenues related to our Cloud Services products. Product and licenses primarily represent fees related to the licensing of the following major products:

•	Workspace Services is primarily comprised of XenDesktop, XenApp, XenMobile and Workspace Suite; and

•	Delivery Networking primarily includes NetScaler ADC and NetScaler SD-WAN.
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

SaaS revenues, which are recognized ratably over the contractual term, primarily consist of fees related to our Cloud Services products, are comprised primarily of ShareFile.
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
Net revenues of the GoTo Business segment primarily include SaaS revenues, which are recognized ratably over the contractual term, consist of fees related to the following offerings:

•	Communications Cloud offerings, which primarily include GoToMeeting, GoToWebinar, GoToTraining and Grasshopper; and

•	Workflow Cloud offerings, which primarily include GoToMyPC and GoToAssist.

	Year Ended December 31,			2016 Compared to 2015	2015 Compared to 2014
	2016	2015	2014
	(In thousands)
Revenues:
Product and licenses	$883,329	$875,807	$899,736	$7,522	$(23,929)
Software as a Service	816,436	731,292	651,562	85,144	79,730
License updates and maintenance	1,587,271	1,521,007	1,416,017	66,264	104,990
Professional Services	131,229	147,488	175,541	(16,259)	(28,053)
Total net revenues	$3,418,265	$3,275,594	$3,142,856	$142,671	$132,738
Product and licenses

Product and licenses revenue increased during 2016 when compared to 2015 primarily due to higher overall sales of our Workspace Services solutions of $8.3 million and Delivery Networking products of $7.1 million. These increases were partially offset by lower sales of our non-core products of $8.0 million as a result of our product portfolio rationalization as discussed in the Executive Summary Overview above. Product and licenses revenue decreased during 2015 when compared to 2014 primarily due to lower overall sales of our Workspace Services solutions of $21.2 million. We currently expect Product and licenses revenue to decrease when comparing the first quarter of 2017 to the first quarter of 2016.
Software as a Service
Software as a service revenue increased during 2016 compared to 2015 primarily due to increased sales of GoTo Business products of $54.3 million and increased sales of our Cloud Services products of $27.3 million. Software as a service revenue increased during 2015 compared to 2014 primarily due to increased sales of GoTo Business products of $51.4 million and increased sales of our Cloud Services products of $24.7 million. We currently expect our Software as a Service revenue, excluding the GoTo Business, to increase when comparing the first quarter of 2017 to the first quarter of 2016.
License updates and maintenance
Effective February 16, 2015, we introduced Software Maintenance across all Citrix software products and discontinued our existing Premier Support offering. As a result, we have experienced declines in Subscription Advantage and Premier Support revenues, with a corresponding increase in sales of our software maintenance offerings as customers adopt the new solution. Additionally, in 2017, our customers began migrating to the new Citrix Customer Success Services offering from the Subscription Advantage and Software Maintenance programs.

License updates and maintenance revenue increased during 2016 compared to 2015 primarily due to an increase in hardware and software maintenance revenues of $291.2 million, primarily driven by increased sales of maintenance revenues across our Workspace Services and Delivery Networking products, partially offset by a decrease in our Subscription Advantage product of $180.4 million and our technical and premier support of $44.6 million. License updates and maintenance revenue increased during 2015 compared to 2014 primarily due to an increase in hardware and software maintenance revenues of $155.5 million, primarily driven by increased sales of maintenance revenues across our Workspace Services and Delivery Networking products, partially offset by a decrease in our Subscription Advantage product of $44.0 million. The overall change when comparing 2016 to 2015 and 2015 to 2014 is a result of customers migrating to our new Software Maintenance offerings discussed above. We currently expect that License updates and maintenance revenue will increase when comparing the first quarter of 2017 to the first quarter of 2016.
Professional services
The decrease in Professional services revenue when comparing 2016 to 2015 was primarily due to decreased implementation services and product training and certification related to our Workspace Services solutions. The decrease in Professional services revenue when comparing 2015 to 2014 was primarily due to decreased product training and certification and implementation services related to our Workspace Services solutions. These results are due to the operational initiatives as discussed in the Executive Summary above. We currently expect Professional services revenue to decrease when comparing the first quarter of 2017 to the first quarter of 2016 due to changes to our field and channel strategies.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from maintenance fees, which include software and hardware maintenance, our Subscription Advantage program and technical support. Deferred revenues also include SaaS revenue from annual service agreements for our online services and Professional services revenue primarily related to our consulting contracts.
Deferred revenues increased approximately $139.8 million as of December 31, 2016 compared to December 31, 2015 primarily due to a net increase in sales of our software maintenance offerings of $96.2 million and an increase in sales of our hardware maintenance offerings of $17.5 million. These changes were primarily related to our new Software Maintenance offering discussed in the license updates and maintenance revenue section above. We currently expect deferred revenue, excluding the GoTo Business, to increase in 2017.
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
International Revenues
International revenues (sales outside the United States) accounted for approximately 40.7% of our net revenues for the year ended December 31, 2016, 43.1% of our net revenues for the year ended December 31, 2015 and 45.2% of our net revenues for the year ended December 31, 2014. The change in our international revenues as a percentage of our net revenues for the periods presented is not significant. For detailed information on international revenues, please refer to Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016.
Segment Revenues
Our revenues are derived from sales of Enterprise and Service Provider products which include Workspace Services solutions, Delivery Networking products, Cloud Services products and related License updates and maintenance and Professional services and sales of the GoTo Business, which are delivered as cloud-based SaaS, and include Communications Cloud and Workflow Cloud service offerings. The Enterprise and Service Provider and the GoTo Business segment constitute our two reportable segments. As part of our continued transformation, effective January 1, 2016, we reorganized a part of our business by creating a new Cloud Services product grouping that primarily includes the ShareFile product line. Prior to 2016, the ShareFile product line was included within our Workflow Cloud products under the GoTo Business segment. Management has changed how it views the business primarily due to operational initiatives announced in 2015, which include increased emphasis and investments in core enterprise products for secure and reliable application and data delivery. As a result, we realigned our Cloud Services products and services to the Enterprise and Service Provider segment effective January 1, 2016 in contemplation of the strategic shift and the separation of the GoTo Business. See Note 18 of our consolidated financial statements for additional information on the separation of the GoTo Business. We are currently evaluating our segment reporting and goodwill reporting units for 2017 as a result of these changes.

An analysis of our reportable segment net revenue is presented below:

	Year Ended December 31,			Revenue Growth	Revenue Growth
	2016	2015	2014	2016 to 2015	2015 to 2014
	(In thousands)
Enterprise and Service Provider	$2,736,080	$2,646,154	$2,563,064	3.4%	3.2%
GoTo Business	682,185	629,440	579,792	8.4%	8.6%
Consolidated net revenues	$3,418,265	$3,275,594	$3,142,856	4.4%	4.2%
With respect to our segment revenues, the increase in net revenues for the comparative periods presented was due primarily to the factors previously discussed above. See Note 11 of our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on our segment revenues.
Cost of Net Revenues

	Year Ended December 31,			2016 Compared to 2015	2015 Compared to 2014
	2016	2015	2014
	(In thousands)
Cost of product and license revenues	$121,391	$118,265	$124,110	$3,126	$(5,845)
Cost of services and maintenance revenues	377,731	364,916	349,683	12,815	15,233
Amortization of product related intangible assets	59,291	74,912	93,431	(15,621)	(18,519)
Impairment of product related intangible assets	1,128	56,271	52,995	(55,143)	3,276
Total cost of net revenues	$559,541	$614,364	$620,219	$(54,823)	$(5,855)
Cost of product and license revenues consists primarily of hardware, shipping expense, royalties, product media and duplication, manuals and packaging materials. Cost of services and maintenance revenues consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to providing our software as a service offerings, which includes the cost to support the voice and video offerings in our Communications Cloud products. Also included in Cost of net revenues is amortization of product related intangible assets and impairment of product related intangible assets.
Cost of product and license revenues increased during 2016 when compared to 2015 primarily due to higher sales of our Delivery Networking products, some of which contain hardware components that have a higher cost than our software products. Cost of product and license revenues decreased during 2015 when compared to 2014 primarily due to lower sales of our Delivery Networking products, some of which contain hardware components that have a higher cost than our other products. We currently expect cost of product and license revenues will decrease when comparing the first quarter of 2017 to the first quarter of 2016.
Cost of services and maintenance revenues increased during 2016 compared to 2015 primarily due to an increase in sales of GoTo Business products of $26.8 million and Cloud Services of $4.2 million, partially offset by a decrease in implementation services and product training and certification costs of $20.1 million related to our Workspace Services solutions. Cost of services and maintenance revenues increased during 2015 compared to 2014 primarily due to an increase in sales of our Cloud Services products of $24.7 million, GoTo Business products of $2.9 million, and support and maintenance costs related to our Workspace Services and Delivery Networking products of $2.9 million. These increases are partially offset by a decrease in implementation services and product training and certification costs of $15.6 million related to our Workspace Services solutions. We currently expect cost of services and maintenance revenues, excluding the GoTo Business, will increase when comparing the first quarter of 2017 to the first quarter of 2016 consistent with the increase in Software as a Service revenues, excluding the GoTo Business, and License updates and maintenance revenues as discussed above.
Amortization of product related intangible assets decreased during 2016 as compared to 2015 primarily due to lower amortization of certain intangible assets becoming fully amortized as a result of impairments during 2015. Amortization of product related intangible assets decreased during 2015 as compared to 2014 primarily due to lower amortization of certain intangible assets becoming fully amortized as a result of impairments during 2015 and 2014.
Impairment of product related intangible assets decreased during 2016 as compared to 2015 primarily due to the impairments of certain acquired intangible assets in 2015. Impairment of product related intangible assets increased during 2015 as compared to 2014 primarily due to an increase in impairments related to certain acquired intangible assets in 2015.

Gross Margin
Gross margin as a percent of revenue was 83.6% for 2016, 81.2% for 2015 and 80.3% for 2014. The increase in gross margin as a percentage of net revenue when comparing 2016 to 2015 was primarily due to 2015 including the impairment of certain product related intangible assets.
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
Research and Development Expenses

	Year Ended December 31,			2016 Compared to 2015	2015 Compared to 2014
	2016	2015	2014
	(In thousands)
Research and development	$489,265	$563,975	$553,817	$(74,710)	$10,158
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses decreased during 2016 as compared to 2015 primarily due to a decrease in compensation and employee-related costs mostly related to a net decrease in headcount resulting from restructuring activities initiated in 2015.
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
Sales, Marketing and Services Expenses

	Year Ended December 31,			2016 Compared to 2015	2015 Compared to 2014
	2016	2015	2014
	(In thousands)
Sales, marketing and services	$1,185,814	$1,195,362	$1,280,265	$(9,548)	$(84,903)
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
Sales, marketing and services expenses decreased during 2016 compared to 2015 primarily due to a decrease in compensation and other employee-related costs of $21.6 million as a result of restructuring initiatives, partially offset by an increase in variable compensation of $11.6 million due to an increase in sales.
Sales, marketing and services expenses decreased during 2015 compared to 2014 primarily due to a decrease in compensation and other employee-related costs of $58.5 million and stock-based compensation of $12.6 million as a result of restructuring initiatives.

General and Administrative Expenses

	Year Ended December 31,			2016 Compared to 2015	2015 Compared to 2014
	2016	2015	2014
	(In thousands)
General and administrative	$377,568	$336,313	$319,922	$41,255	$16,391
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during 2016 compared to 2015 primarily due to an increase in stock-based compensation of $29.9 million and an increase in compensation and other employee-related costs of $17.4 million. These increases are partially offset by a decrease in professional fees of $10.8 million primarily due to fees incurred in connection with the operational and strategic review of the business in 2015 and the resulting cost reductions from operational efficiencies in 2016.
General and administrative expenses increased during 2015 compared to 2014 primarily due to an increase in professional fees of $16.8 million incurred in connection with the operational and strategic review of the business, an increase in certain facility and depreciation costs of $14.7 million and costs associated with the departure of our CEO of $5.2 million. Partially offsetting these increases is a charge related to a patent lawsuit of $20.7 million during 2014.
Amortization of Other Intangible Assets

	Year Ended December 31,			2016 Compared to 2015	2015 Compared to 2014
	2016	2015	2014
	(In thousands)
Amortization of other intangible assets	$29,173	$41,595	$39,577	$(12,422)	$2,018
Amortization of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions.
The decrease in Amortization of other intangible assets when comparing 2016 to 2015 was primarily due to lower amortization of certain intangible assets becoming fully amortized as a result of impairments during 2015.
The increase in Amortization of other intangible assets when comparing 2015 to 2014 was primarily due to amortization of other intangible assets acquired in conjunction with our 2015 acquisitions.
As of December 31, 2016, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $135.6 million. For more information regarding our acquisitions see, “— Overview” and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016.
Impairment of Other Intangible Assets

	Year Ended December 31,			2016 Compared to 2015	2015 Compared to 2014
	2016	2015	2014
	(In thousands)
Impairment of other intangible assets	$—	$67,137	$6,321	$(67,137)	$60,816
Impairment of other intangible assets consists of impairment charges related to customer relationships, trade names and covenants not to compete primarily related to our acquisitions.
The decrease in Impairment of other intangible assets when comparing 2016 to 2015 was primarily due to impairments of certain intangible assets within the Enterprise and Service Provider segment related to ByteMobile during the third quarter of 2015.
The increase in Impairment of other intangible assets when comparing 2015 to 2014 was primarily due to impairments of certain intangible assets within the Enterprise and Service Provider segment related to ByteMobile during the third quarter of 2015.

Restructuring Expenses

	Year Ended December 31,			2016 Compared to 2015	2015 Compared to 2014
	2016	2015	2014
	(In thousands)
Restructuring	$71,122	$100,411	$20,424	$(29,289)	$79,987
During the years ended December 31, 2016 and 2015, we incurred costs of $45.5 million and $29.7 million primarily related to our announced plan in November 2015 to simplify our enterprise go-to-market motion and roles while improving coverage, reflect changes in our product focus, and balance resources with demand across our marketing, general and administration areas. The charges are primarily related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to this program were substantially completed as of the end of the first quarter of 2016.
During the years ended December 31, 2016 and 2015, we also recorded charges of $24.0 million and $68.9 million related to our announced plan in January 2015 to increase strategic focus and operational efficiency. The charges primarily related to the severance and other costs directly related to the reduction of our workforce and consolidation of leased facilities. The majority of the activities related to this program were substantially completed by the end of 2015.
The amounts recorded during the year ended December 31, 2014 were primarily related to severance and other costs directly related to the reduction of our workforce pursuant to a restructuring plan initiated in 2014 to better align resources to strategic initiatives. For more information, see “—Executive Summary— Overview” and Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for the year-ended December 31, 2016.
Separation Expenses

	Year Ended December 31,			2016 Compared to 2015	2015 Compared to 2014
	2016	2015	2014
	(In thousands)
Separation	$56,624	$6,352	$—	$50,272	$6,352
We are incurring incremental costs in connection with the separation of the GoTo Business. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation of the GoTo Business. Costs related to employee retention or stock-based compensation are classified on a basis consistent with their regular compensation charges and included within Cost of net revenues, Research and development, Sales, marketing and services, or General and administrative expense in our consolidated statements of income as applicable. Costs other than those related to employees are included within Separation expense in our consolidated statements of income.
During the year ended December 31, 2016 and 2015, we incurred $56.6 million and $6.4 million related to the separation of the GoTo Business, primarily for professional services. We expect to incur additional separation costs in 2017 in connection with the separation of the GoTo Business, the majority of which will be incurred during the first quarter of 2017. We currently expect to incur, in the aggregate, approximately $120.0 million to $130.0 million in separation costs, although that estimate is subject to a number of assumptions and uncertainties and the actual amount of separation costs could differ materially from this estimate. These estimates do not include potential tax related charges or potential capital expenditures which may be incurred related to the transaction. These additional costs could be significant.
2017 Operating Expense Outlook
When comparing the first quarter of 2017 to the fourth quarter of 2016, excluding the GoTo Business, we expect operating expenses to increase in Sales, marketing and services related to go-to market investments to drive growth, while remaining at consistent levels across the other functional areas. We also expect to incur costs in the first quarter of 2017 related to the separation of the GoTo Business.

Interest income

	Year Ended December 31,			2016 Compared to 2015	2015 Compared to 2014
	2016	2015	2014
	(In thousands)
Interest income	$16,686	$11,675	$9,421	$5,011	$2,254
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income increased during 2016 compared to 2015 primarily due to overall higher average cash, cash equivalents and investment balances and higher yields on investments as a result of an increase in interest rates. Interest income increased during 2015 compared to 2014 primarily due to higher yields on investments as a result of an increase in interest rates. See Note 4 for investment information.
Interest Expense

	Year Ended December 31,			2016 Compared to 2015	2015 Compared to 2014
	2016	2015	2014
	(In thousands)
Interest expense	$44,949	$44,153	$28,332	$796	$15,821
Interest expense consists primarily of interest on our convertible senior notes and credit facility. The increase was primarily due to interest expense associated with the issuance of our convertible senior notes we entered into in April 2014 and amounts that were outstanding under our credit facility during the year ended December 31, 2015.
Other expense, net

	Year Ended December 31,			2016 Compared to 2015	2015 Compared to 2014
	2016	2015	2014
	(In thousands)
Other expense, net	$(4,131)	$(5,730)	$(7,694)	$1,599	$1,964
Other expense, net is primarily comprised of remeasurement of foreign currency transaction gains (losses), realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other expense, net when comparing 2016 to 2015 is primarily driven by a decrease in losses on the remeasurement and settlements of foreign currency transactions of $5.5 million, decrease in impairment charges of $2.2 million recognized on cost method investments and an increase in gains recognized on available for sale investments of $1.4 million. These changes are partially offset by a decrease in gains recognized on cost method investments of $7.0 million.
The change in Other expense, net when comparing 2015 to 2014 is primarily driven by an impairment charge of $5.2 million recognized on cost method investments during 2014 and an increase in gains recognized on cost method investments of $3.6 million, partially offset by an increase in losses on the remeasurement and settlements of foreign currency transactions of $5.8 million.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States. We do not expect to remit earnings from our foreign subsidiaries. Our effective tax rate was approximately 13.1% for the year ended December 31, 2016 and (2.4)% for the year ended December 31, 2015. The increase in the effective tax rate when comparing the year ended December 31, 2016 to the year ended December 31, 2015 was primarily due to the impact of settling the Internal Revenue Service (“IRS”) examination for tax years 2011 and 2012 that closed during 2015.
As of December 31, 2016, our net unrecognized tax benefits totaled approximately $69.8 million as compared to $54.6 million as of December 31, 2015. All amounts included in this balance affect the annual effective tax rate. As of the year ended December 31, 2016, we accrued $2.8 million for the payment of interest and penalties on uncertain tax positions.

We and one or more of our subsidiaries are subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. We are currently not subject to a U.S. federal income tax examination. With few exceptions, we are no longer subject to U.S., federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2013.
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
As of December 31, 2016, we had approximately $249.8 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. As of December 31, 2016, we determined that a $14.2 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
We currently expect our effective tax rate to increase in 2017 as compared to 2016 due to the separation of the GoTo Business. See Note 18 for more information on the separation of the GoTo Business.
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
Liquidity and Capital Resources
During 2016, we generated operating cash flows of $1.12 billion. These operating cash flows related primarily to net income of $536.1 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $249.0 million and stock-based compensation expense of $184.8 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $149.1 million, net of effects of acquisitions. The change in our net operating assets and liabilities was primarily a result of changes in deferred revenue of $144.4 million, and changes in income taxes, net of $49.8 million mostly due to a decrease in prepaid taxes and an increase in income taxes payable. These inflows are partially offset by an outflow in accounts receivable of $60.6 million driven by an increase in the receivable balance due to higher bookings. Our investing activities used $484.2 million of cash consisting primarily of cash paid for net purchases of investments of $311.6 million, cash paid for the purchase of property and equipment of $134.2 million, cash paid for licensing agreements and technology of $26.3 million, and cash paid for acquisitions of $13.2 million. Our financing activities used cash of $38.0 million primarily due to cash paid for tax withholding on vested stock awards of $66.6 million and stock repurchases of $28.7 million. This financing cash outflow was partially offset by proceeds from the issuance of common stock under our employee stock-based compensation plans of $41.2 million and excess tax benefit from stock-based compensation $16.0 million.
During 2015, we generated operating cash flows of $1.03 billion. These operating cash flows related primarily to net income of $319.4 million, adjusted for, among other things, non-cash charges including depreciation, amortization and impairment expenses of $392.9 million and stock-based compensation expense of $147.4 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $212.0 million, net of effects of acquisitions. The change in our net operating assets and liabilities was primarily a result of changes in deferred revenue of $107.2 million, changes in income taxes, net of $52.0 million mostly due to a decrease in prepaid taxes, and changes in accrued expenses and other liabilities $49.6 million. Our investing activities used $224.4 million of cash consisting primarily of cash paid for acquisitions of $256.9 million and cash paid for the purchase of property and equipment of $160.8 million. This investing outflow was partially offset by net proceeds from investments of $199.5 million. Our financing activities used cash of $691.5 million primarily due to stock repurchases of $755.7 million and cash paid for tax withholding on vested stock awards of $46.3 million. This financing cash outflow was partially offset by proceeds from the issuance of common stock under our employee stock-based compensation plans of $112.3 million.

Credit Facility
On January 7, 2015, we entered into a credit agreement, or Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250 million unsecured revolving credit facility for a term of five years, of which we have drawn and repaid $95.0 million during the year ended December 31, 2015. As of December 31, 2016, there were no outstanding borrowings under this Credit Agreement and the entire $250 million credit line remains available for borrowing. We may elect to increase the revolving credit facility by up to $250 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement.
The Credit Agreement requires us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change our business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. In addition, the Credit Agreement contains customary representations and warranties. Please see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 for additional details on our Credit Agreement.
Convertible Senior Notes
In April 2014, we completed a private placement of $1.44 billion principal amount of 0.500% Convertible Senior Notes due 2019, or the Convertible Notes. The net proceeds from this offering were approximately $1.42 billion (including the proceeds from the Over-Allotment Option), after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. We used approximately $82.6 million of the net proceeds to pay the cost of certain bond hedges entered into in connection with the offering (after such cost was partially offset by the proceeds to us from certain warrant transactions). Please see Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 for additional details on the Convertible Notes offering and the related bond hedges and warrant transactions.
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
The conversion period for the Convertible Notes that commenced on October 10, 2016 in connection with the structure of the RMT transaction with LogMeIn, terminated as of the close of business on January 31, 2017. As a result, the Convertible Notes were reclassified to Other liabilities from Current liabilities and the amount previously recorded as Temporary equity was reclassified to permanent equity as of January 31, 2017. The Distribution also resulted in an adjustment to the conversion rate for the Convertible Notes under the terms of the Indenture. As a result of this adjustment, the conversion rate for the Convertible Notes in effect as of the opening of business on February 1, 2017 is 13.9061 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of approximately $71.91 per share of common stock. Corresponding adjustments were made to the conversion rates for the Convertible Note Hedge and Warrant Transactions as of the opening of business on February 1, 2017.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2017. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions, potential redemption of our Convertible Notes and for general corporate purposes.

Cash, Cash Equivalents and Investments

	December 31,		2016 Compared to 2015
	2016	2015
	(In thousands)
Cash, cash equivalents and investments	$2,664,171	$1,763,334	$900,837
The increase in cash, cash equivalents and investments at December 31, 2016 as compared to December 31, 2015, is primarily due to cash provided by our operating activities of $1.12 billion and proceeds from the issuance of common stock under our employee stock-based compensation plans of $41.2 million, partially offset by purchases of property and equipment of $134.2 million, cash paid for tax withholding on vested stock awards of $66.6 million, cash paid for stock repurchases of $28.7 million, cash paid for licensing agreements and technology of $26.3 million, and cash paid for acquisitions, net of cash acquired, of $13.2 million. As of December 31, 2016, $2.08 billion of the $2.66 billion of cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. See “– Liquidity and Capital Resources.” We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Fair Value Measurements
The authoritative guidance defines fair value as an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an/ asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Our fixed income available-for-sale security portfolio generally consists of high quality, investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a minimum weighted-average credit rating of AA-/Aa3. We values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, and accordingly, we classify all of our fixed income available-for-sale securities as Level 2. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 for more information regarding our available-for-sale investments.

We measure our cash flow hedges, which are classified as Prepaid expenses and other current assets and Accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs).
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During 2016, certain cost method investments with a combined carrying value of $1.2 million were determined to be impaired and have been written down to their fair values of $0.1 million, resulting in impairment charges of $1.1 million. During 2015, certain cost method investments with a combined carrying value of $3.4 million were determined to be impaired and have been written down to their fair values of $0.1 million, resulting in impairment charges of $3.3 million. The impairment charges are included in Other expense, net in the accompanying consolidated financial statements for the years ended December 31, 2016 and 2015. In determining the fair value of cost method investments, we consider many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investment represents a Level 3 valuation as the assumptions used in valuing this investment were not directly or indirectly observable. See Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 for further information regarding cost method investments.
For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, we measure the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. These non-recurring fair value measurements are categorized as Level 3 significant unobservable inputs. See Note 2 to our consolidated financial statements for detailed information related to Goodwill and Other Intangible Assets.
Additional Disclosures Regarding Fair Value Measurements
As of December 31, 2016, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the year ended December 31, 2016, and carrying value of debt instruments (carrying value excludes the equity component of our Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
Convertible Senior Notes	$1,674,688	$1,348,156
The carrying value of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair value due to the short maturity of these items.
Accounts Receivable, Net

	December 31,		2016 Compared to 2015
	2016	2015
	(In thousands)
Accounts receivable	$731,823	$676,995	$54,828
Allowance for returns	(1,994)	(1,438)	(556)
Allowance for doubtful accounts	(3,889)	(6,281)	2,392
Accounts receivable, net	$725,940	$669,276	$56,664
The increase in accounts receivable at December 31, 2016 compared to December 31, 2015 was primarily due to higher bookings during the year ended December 31, 2016. The activity in our allowance for returns was comprised primarily of $2.1 million of provisions for returns recorded during 2016, partially offset by $1.5 million in credits issued for returns. The activity in our allowance for doubtful accounts was comprised primarily of $3.3 million of uncollectible accounts written off, net of recoveries, partially offset by $0.9 million in provisions for doubtful accounts.
From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At December 31, 2016 and December 31, 2015, there were no individual customers that accounted for over 10% of gross accounts receivable. For more information regarding significant customers see Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016.

Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.8 billion, of which $500.0 million was approved in January 2017. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At December 31, 2016, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2016. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan.
During the year ended December 31, 2016, we expended approximately $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
During the year ended December 31, 2015, we expended approximately $755.7 million on open market purchases, repurchasing 10,716,850 shares of outstanding common stock at an average price of $70.52.
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
See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 for detailed information on our Convertible Notes offering and the transactions related thereto and Note 8 to our consolidated financial statement for detailed information on the ASR.
During the year ended December 31, 2014, we expended approximately $139.9 million on open market purchases, repurchasing 2,046,400 shares of outstanding common stock at an average price of $68.36.
Shares for Tax Withholding
During the years ended December 31, 2016, 2015, and 2014, we withheld 830,155 shares, 679,694 shares and 560,239 shares, respectively, from equity awards that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of equity awards was $66.6 million for 2016, $46.3 million for 2015 and $33.7 million for 2014. These shares are reflected as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2016.
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

The following table summarizes our significant contractual obligations at December 31, 2016 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$367,636	$55,097	$95,886	$74,994	$141,659
Convertible senior notes (2)	1,437,500	—	1,437,500	—	—
Purchase obligations(3)	42,800	42,800	—	—	—
Total contractual obligations(4)	$1,847,936	$97,897	$1,533,386	$74,994	$141,659

(1)
The amounts in the table above include $86.4 million in exited facility costs related to restructuring activities. In addition, Citrix will remain liable to the lessor for the duration of certain GoTo Business leases of approximately $6.8 million. The future operating lease obligation in the table above excludes approximately $16.6 million related to the GoTo Business, since Citrix completed the spin-off and merger of its GoTo Business with LogMeIn, Inc. on January 31, 2017.

(2)
During the second quarter of 2014, we completed a private placement of $1.44 billion principal amount of 0.500% Convertible Senior Notes due 2019. The amount above represents the principal balance to be repaid. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 for detailed information on the Convertible Notes offering and the transactions related thereto.

(3)
Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end 2017 of approximately $18.3 million and a contingent obligation to purchase inventory, which is based on amount of usage, of approximately $24.5 million.

(4)
Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $69.8 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

As of December 31, 2016, we did not have any individually material capital lease obligations or other material long-term commitments reflected on our consolidated balance sheets.
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
We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2016. Actual results could differ materially.
Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016.
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
At December 31, 2016 and 2015, we had in place foreign currency forward sale contracts with a notional amount of $113.8 million and $85.3 million, respectively, and foreign currency forward purchase contracts with a notional amount of $152.3 million and $169.9 million, respectively. At December 31, 2016, these contracts had an aggregate fair value liability of $1.9 million and at December 31, 2015, these contracts had an aggregate fair value liability of $2.6 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2016 market rates, the fair value of our foreign currency forward contracts would decrease by $3.7 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2016 market rates would increase the fair value of our foreign currency forward contracts by $3.7 million, resulting in a net asset position. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as the prices of our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.
Exposure to Interest Rates
We have interest rate exposures resulting from our interest-based available-for-sale investments. We maintain available-for-sale investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2016 and 2015 levels, the fair value of the available-for-sale portfolio would decline by approximately $19.2 million and $14.4 million, respectively. If market interest rates were to decrease by 100 basis points from December 31, 2016 and 2015 levels, the fair value of the available-for-sale portfolio would increase by approximately $17.8 million and $12.2 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale and trading investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-42 of this Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with our independent registered public accountants on accounting or financial disclosure matters during our two most recent fiscal years.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2016, our management, with the participation of our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President, Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a – 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or the COSO criteria. Based on our assessment we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Citrix Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Citrix Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 of Citrix Systems, Inc. and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boca Raton, Florida
February 16, 2017

ITEM 9B. OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Timothy Minahan, our Senior Vice President and Chief Marketing Officer, entered into a new trading plan in the fourth quarter of 2016 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.
For a list of the consolidated financial information included herein, see page F-1.
2. Financial Statement Schedules.
The following consolidated financial statement schedule is included in Item 8:
Valuation and Qualifying Accounts
3. List of Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of July 26, 2016, among Citrix Systems, Inc., GetGo, Inc., LogMeIn, Inc. and Lithium Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 28, 2016)**

2.2
Separation and Distribution Agreement, dated as of July 26, 2016, by and among Citrix Systems, Inc., GetGo, Inc. and LogMeIn, Inc. (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed July 28, 2016)**

2.3†	Amended and Restated Tax Matters Agreement, dated as of September 13, 2016, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc**
2.4†	Amendment No. 1, dated as of December 8, 2016, to Agreement and Plan of Merger, dated as of July 26, 2016, by and among LogMeIn, Inc., Lithium Merger Sub, Inc., Citrix Systems, Inc. and GetGo, Inc**
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 29, 2013)
3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 31, 2015)
4.1	Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended)
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

10.18*	Citrix Systems, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2014)
10.19
Form of Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2014)

10.20
Form of Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.21
Form of Additional Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.22
Form of Additional Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.23
Master Confirmation between Citibank, N.A. and Citrix Systems, Inc., dated April 25, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.24
Credit Agreement, dated as of January 7, 2015, by and among Citrix Systems, Inc., the initial lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2015)

10.25
Cooperation Agreement, by and among Citrix Systems, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated July 28, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 28, 2015)

10.26*	2015 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q filed on August 7, 2015)
10.27*
Retention Agreement, dated October 12, 2015, by and between Citrix Systems, Inc. and Mark B. Templeton (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 16, 2015)

10.28*
Retention Agreement, dated as of July 1, 2016, by and between Citrix Systems, Inc. and William Burley (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2016)

10.29*
Employment Agreement, dated January 18, 2017, by and between Citrix Systems, Inc. and Robert M. Calderoni (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 20, 2017)

10.30*
Form of Executive Agreement of Citrix Systems, Inc. by and between the Company and each of David J. Henshall, Carlos E. Sartorius and Timothy Minahan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 20, 2017)

10.31
Letter Agreement, dated as of July 26, 2016, among Citrix Systems, Inc., GetGo, Inc., LogMeIn, Inc., Elliott Associates, L.P. and Elliott International, L.P.  (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 28, 2016)

10.32*
Employment Agreement, dated January 19, 2016, by and between Citrix Systems, Inc. and Kirill Tatarinov (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 20, 2016)

10.33*
Amended and Restated Incentive Agreement, dated February 16, 2016, by and between Citrix Systems, Inc. and Christopher Hylen (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 6, 2016)

10.34*
Restricted Stock Award Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Kirill Tatarinov (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 6, 2016)

10.35*
Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Kirill Tatarinov (2016 Performance-Based Awards) (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed May 6, 2016)

10.36*
Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (2016 Performance-Based Awards) (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed May 6, 2016)

10.37
First Amendment to Credit Agreement, dated as of August 7, 2015, by and among Citrix Systems, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

10.38*
Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for each of David J. Henshall, Timothy Minahan and Carlos E. Sartorius (Performance Based Awards) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

10.39*†	Amendment to 2015 Employee Stock Purchase Plan, dated October 27, 2016
21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.
**
Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

†	Filed herewith.
††	Furnished herewith.

(b) Exhibits.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2016, the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C., 20549 and at the Commission’s regional offices at 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604 and 3 World Financial Center, Suite 400, New York, NY 10281-1022.
(c) Financial Statement Schedule.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2016 the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 16th day of February, 2017.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 16th day of February, 2017.

Signature	Title(s)

/S/ KIRILL TATARINOV	President, Chief Executive Officer and Director (Principal Executive Officer)
Kirill Tatarinov

/S/ DAVID J. HENSHALL	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)
David J. Henshall

/S/ JESSICA SOISSON	Vice President, Controller (Principal Accounting Officer)
Jessica Soisson

/S/ ROBERT M. CALDERONI	Executive Chairman of the Board of Directors
Robert M. Calderoni

/S/ NANCI CALDWELL	Director
Nanci Caldwell

/S/ JESSE COHN	Director
Jesse Cohn

/S/ ROBERT D. DALEO	Director
Robert D. Daleo

/S/ MURRAY J. DEMO	Director
Murray J. Demo

/S/ PETER J. SACRIPANTI	Director
Peter J. Sacripanti

/S/ GRAHAM V. SMITH	Director
Graham V. Smith

/S/ GODFREY R. SULLIVAN	Director
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

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Stockholders of Citrix Systems, Inc.

We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citrix Systems, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citrix Systems Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boca Raton, Florida
February 16, 2017

CITRIX SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$956,956	$368,518
Short-term investments, available-for-sale	727,073	502,852
Accounts receivable, net of allowances of $5,883 and $7,719 at December 31, 2016 and 2015, respectively	725,940	669,276
Inventories, net	12,522	10,521
Prepaid expenses and other current assets	138,786	132,784
Total current assets	2,561,277	1,683,951
Long-term investments, available-for-sale	980,142	891,964
Property and equipment, net	343,820	373,817
Goodwill	1,966,810	1,962,722
Other intangible assets, net	227,993	283,418
Deferred tax assets, net	252,396	215,196
Other assets	57,789	56,449
Total assets	$6,390,227	$5,467,517
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$84,057	$95,396
Accrued expenses and other current liabilities	302,887	317,468
Income taxes payable	39,771	18,351
Current portion of deferred revenues	1,323,478	1,249,754
Convertible notes, short-term	1,348,156	—
Total current liabilities	3,098,349	1,680,969
Long-term portion of deferred revenues	480,359	414,314
Convertible notes, long-term	—	1,311,071
Other liabilities	123,297	87,717
Commitments and contingencies
Temporary equity from Convertible notes	79,495	—
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 302,851 and 299,113 shares issued and outstanding at December 31, 2016 and 2015, respectively	303	299
Additional paid-in capital	4,761,588	4,566,919
Retained earnings	4,010,737	3,474,625
Accumulated other comprehensive loss	(28,704)	(28,527)
	8,743,924	8,013,316
Less - common stock in treasury, at cost (146,552 and 145,296 shares at December 31, 2016 and 2015, respectively)	(6,135,197)	(6,039,870)
Total stockholders' equity	2,608,727	1,973,446
Total liabilities, temporary equity and stockholders' equity	$6,390,227	$5,467,517
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share information)
Revenues:
Product and licenses	$883,329	$875,807	$899,736
Software as a service	816,436	731,292	651,562
License updates and maintenance	1,587,271	1,521,007	1,416,017
Professional services	131,229	147,488	175,541
Total net revenues	3,418,265	3,275,594	3,142,856
Cost of net revenues:
Cost of product and license revenues	121,391	118,265	124,110
Cost of services and maintenance revenues	377,731	364,916	349,683
Amortization of product related intangible assets	59,291	74,912	93,431
Impairment of product related intangible assets	1,128	56,271	52,995
Total cost of net revenues	559,541	614,364	620,219
Gross margin	2,858,724	2,661,230	2,522,637
Operating expenses:
Research and development	489,265	563,975	553,817
Sales, marketing and services	1,185,814	1,195,362	1,280,265
General and administrative	377,568	336,313	319,922
Amortization of other intangible assets	29,173	41,595	39,577
Impairment of other intangible assets	—	67,137	6,321
Restructuring	71,122	100,411	20,424
Separation	56,624	6,352	—
Total operating expenses	2,209,566	2,311,145	2,220,326
Income from operations	649,158	350,085	302,311
Interest income	16,686	11,675	9,421
Interest expense	44,949	44,153	28,332
Other expense, net	(4,131)	(5,730)	(7,694)
Income before income taxes	616,764	311,877	275,706
Income tax expense (benefit)	80,652	(7,484)	23,983
Net income	$536,112	$319,361	$251,723
Earnings per share:
Basic	$3.46	$2.01	$1.48
Diluted	$3.41	$1.99	$1.47
Weighted average shares outstanding:
Basic	155,134	158,874	169,879
Diluted	157,084	160,362	171,270
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands)

Net income	$536,112	$319,361	$251,723
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	—	—	(21,804)

Available for sale securities:
Change in net unrealized gains (losses)	996	(2,080)	(911)
Less: reclassification adjustment for net (gains) losses included in net income	(1,204)	170	(1,317)
Net change (net of tax effect)	(208)	(1,910)	(2,228)

Gain (loss) on pension liability	906	4,083	(6,512)

Cash flow hedges:
Change in unrealized losses	(2,638)	(6,937)	(9,074)
Less: reclassification adjustment for net losses (gains) included in net income	1,763	13,027	(2,123)
Net change (net of tax effect)	(875)	6,090	(11,197)

Other comprehensive (loss) income	(177)	8,263	(41,741)

Comprehensive income	$535,935	$327,624	$209,982
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) income	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2013	291,078	$291	$3,974,297	$2,903,541	$4,951	(107,789)	$(3,563,273)	$3,319,807
Shares issued under stock-based compensation plans	3,031	3	46,618	—	—	—	—	46,621
Stock-based compensation expense	—	—	164,040	—	—	—	—	164,040
Common stock issued under employee stock purchase plan	565	1	33,908	—	—	—	—	33,909
Tax deficiency from employer stock plans, net	—	—	(14,679)	—	—	—	—	(14,679)
Stock repurchases, net	—	—	—	—	—	(25,549)	(1,640,885)	(1,640,885)
Restricted shares turned in for tax withholding	—	—	—	—	—	(560)	(33,672)	(33,672)
Other comprehensive loss, net of tax	—	—	—	—	(41,741)	—	—	(41,741)
Convertible note tax impact	—	—	8,166	—	—	—	—	8,166
Equity component of convertible note issuance	—	—	162,869	—	—	—	—	162,869
Purchase of convertible note hedges	—	—	(184,288)	—	—	—	—	(184,288)
Issuance of warrants	—	—	101,775	—	—	—	—	101,775
Net income	—	—	—	251,723	—	—	—	251,723
Balance at December 31, 2014	294,674	$295	$4,292,706	$3,155,264	$(36,790)	(133,898)	$(5,237,830)	$2,173,645
Shares issued under stock-based compensation plans	3,878	3	112,282	—	—	—	—	112,285
Stock-based compensation expense	—	—	139,816	—	—	—	—	139,816
Common stock issued under employee stock purchase plan	561	1	37,228	—	—	—	—	37,229
Tax deficiency from employer stock plans, net	—	—	(15,013)	—	—	—	—	(15,013)
Stock repurchases, net	—	—	—	—	—	(10,717)	(755,704)	(755,704)
Restricted shares turned in for tax withholding	—	—	—	—	—	(681)	(46,336)	(46,336)
Other	—	—	(100)	—	—	—	—	(100)
Other comprehensive income, net of tax	—	—	—	—	8,263	—	—	8,263
Net income	—	—	—	319,361	—	—	—	319,361
Balance at December 31, 2015	299,113	$299	$4,566,919	$3,474,625	$(28,527)	(145,296)	$(6,039,870)	$1,973,446
Shares issued under stock-based compensation plans	3,009	3	41,244	—	—	—	—	41,247
Stock-based compensation expense	—	—	175,980	—	—	—	—	175,980
Temporary equity reclassification	—	—	(79,495)	—	—	—	—	(79,495)
Common stock issued under employee stock purchase plan	729	1	57,514	—	—	—	—	57,515
Tax deficiency from employer stock plans, net	—	—	(574)	—	—	—	—	(574)
Stock repurchases, net	—	—	—	—	—	(426)	(28,689)	(28,689)
Restricted shares turned in for tax withholding	—	—	—	—	—	(830)	(66,638)	(66,638)
Other comprehensive loss, net of tax	—	—	—	—	(177)	—	—	(177)
Net income	—	—	—	536,112	—	—	—	536,112
Balance at December 31, 2016	302,851	$303	$4,761,588	$4,010,737	$(28,704)	(146,552)	$(6,135,197)	$2,608,727
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating Activities
Net income	$536,112	$319,361	$251,723
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of intangible assets	89,592	239,915	192,325
Depreciation and amortization of property and equipment	159,446	152,964	137,945
Amortization of debt discount and transaction costs	37,085	36,013	23,293
Stock-based compensation expense	184,788	147,368	169,287
Deferred income tax benefit	(41,104)	(89,378)	(36,982)
Excess tax benefit from stock-based compensation	(16,049)	(5,873)	(6,132)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	5,189	13,416	5,233
Other non-cash items	11,628	8,740	12,419
Total adjustments to reconcile net income to net cash provided by operating activities	430,575	503,165	497,388
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(60,636)	(7,226)	(30,962)
Inventories	(4,133)	703	(1,167)
Prepaid expenses and other current assets	(12,472)	(8,057)	(8,133)
Other assets	(2,460)	(2,550)	1,498
Income taxes, net	49,834	51,994	(79,119)
Accounts payable	(20,905)	10,959	40
Accrued expenses and other current liabilities	33,150	49,586	62,195
Deferred revenues	144,439	107,150	146,123
Other liabilities	22,326	9,463	6,395
Total changes in operating assets and liabilities, net of the effects of acquisitions	149,143	212,022	96,870
Net cash provided by operating activities	1,115,830	1,034,548	845,981
Investing Activities
Purchases of available-for-sale investments	(2,238,784)	(2,182,831)	(2,390,950)
Proceeds from sales of available-for-sale investments	1,294,636	1,745,290	1,694,886
Proceeds from maturities of available-for-sale investments	632,517	637,052	406,334
Proceeds from cost method investments, net	920	6,476	425
Purchases of property and equipment	(134,170)	(160,825)	(165,417)
Cash paid for acquisitions, net of cash acquired	(13,242)	(256,907)	(101,059)
Cash paid for licensing agreements and product related intangible assets	(26,342)	(11,403)	(13,676)
Other	261	(1,267)	—
Net cash used in investing activities	(484,204)	(224,415)	(569,457)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	41,247	112,285	46,618
Proceeds from issuance of convertible notes, net of issuance costs	—	—	1,415,717
Purchase of convertible note hedges	—	—	(184,288)
Proceeds from issuance of warrants	—	—	101,775
Proceeds from revolving credit facility	—	95,000	—
Repayments on credit facility	—	(95,000)	—
Repayment of acquired debt	—	(7,569)	(4,065)
Excess tax benefit from stock-based compensation	16,049	5,873	6,132
Stock repurchases, net	(28,689)	(755,704)	(1,640,885)
Cash paid for tax withholding on vested stock awards	(66,638)	(46,336)	(33,672)
Net cash used in financing activities	(38,031)	(691,451)	(292,668)
Effect of exchange rate changes on cash and cash equivalents	(5,157)	(10,313)	(4,447)
Change in cash and cash equivalents	588,438	108,369	(20,591)
Cash and cash equivalents at beginning of period	368,518	260,149	280,740
Cash and cash equivalents at end of period	$956,956	$368,518	$260,149
Supplemental Cash Flow Information
Cash paid for income taxes	$64,361	$45,827	$130,502
Cash paid for interest	$7,847	$8,215	$5,027
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
Citrix Systems, Inc. ("Citrix" or the "Company"), is a Delaware corporation founded on April 17, 1989. Citrix delivers solutions to make applications secure and easy to access, anywhere, anytime and on any device or network.
Citrix markets and licenses its products directly to customers, over the Web, and through systems integrators ("SIs"), in addition to indirectly through value-added resellers ("VARs"), value-added distributors ("VADs"), original equipment manufacturers ("OEMs"), and service providers.
The Company's revenues are derived from sales of Enterprise and Service Provider products which include Workspace Services solutions, Delivery Networking products, Cloud Services products and related License updates and maintenance and Professional services and sales of the GoTo Business service offerings, which are delivered as cloud-based SaaS, and include Communications Cloud and Workflow Cloud service offerings. The Enterprise and Service Provider and the GoTo Business segment (formerly Mobility Apps) constitute the Company's two reportable segments. See Note 11 for more information on the Company's segments.
As part of the Company's continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Cloud Services product grouping that primarily includes the ShareFile product line. Prior to 2016, the ShareFile product line was included within the Company's Workflow Cloud products under the GoTo Business segment. The Company's management has changed how it views the business primarily due to operational initiatives announced in 2015, which include increased emphasis and investments in core enterprise products for secure and reliable application and data delivery. As a result, the Company realigned its Cloud Services products and services to be included in the Enterprise and Service Provider segment effective January 1, 2016 in contemplation of the strategic shift and the separation of the GoTo Business. See Note 18 for more information on the Company's separation of its GoTo Business.
2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy
The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”) and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2016 and 2015 include marketable securities, which are primarily money market funds, commercial paper, agency, and government securities, municipal securities and corporate securities with initial or remaining contractual maturities when purchased of three months or less.
Available-for-sale Investments
Short-term and long-term investments at December 31, 2016 and 2015 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Accounts Receivable
The Company’s accounts receivable are attributable primarily to direct sales to end customers via the Web or through independent software vendors, or ISVs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, systems integrators, or SIs, original equipment manufacturers, or OEMs and service providers. Collateral is generally not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments which includes both general and specific reserves. The Company

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

periodically reviews these estimated allowances by conducting an analysis of the customer's payment history and credit worthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments. Based on this review, the Company specifically reserves for those accounts deemed uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts was $3.9 million and $6.3 million as of December 31, 2016 and 2015, respectively. If the financial condition of a significant distributor or customer were to deteriorate, the Company’s operating results could be adversely affected. As of December 31, 2016 and 2015, there were no individual customers that accounted for over 10% of gross accounts receivable.
Inventory
Inventories are stated at the lower of cost or market on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of December 31, 2016 and 2015.
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
During 2016 and 2015, the Company retired $220.8 million and $25.8 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of the assets retired was not material and no material asset retirement obligations were associated with them.
Property and equipment consist of the following:

	December 31,
	2016	2015
	(In thousands)
Buildings	$85,092	$85,092
Computer equipment	190,887	271,461
Software	538,905	487,191
Equipment and furniture	83,387	123,649
Leasehold improvements	199,303	217,200
	1,097,574	1,184,593
Less: accumulated depreciation and amortization	(797,224)	(852,460)
Assets under construction	15,883	14,097
Land	27,587	27,587
Total	$343,820	$373,817
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
For the year ended December 31, 2015, the Company identified certain intangible assets that were impaired within the Enterprise and Service Provider segment and recorded non-cash impairment charges of $123.0 million. These non-recurring fair value measurements were categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. The impairment charges are included in Impairment of product related intangible assets and Impairment of other intangible assets in the accompanying consolidated statements of income. See Note 3 for more information regarding the Company's acquisitions and Note 5 for more information regarding fair value measurements.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment analysis completed during the fourth quarters of 2016 and 2015, respectively. The authoritative guidance provides entities with an option to perform a qualitative assessment to determine whether further quantitative impairment testing is necessary. The Company performed the qualitative assessment when it performed its goodwill impairment test in the fourth quarter of 2016. As a result of the qualitative analysis, no further quantitative impairment test was deemed necessary. See Note 3 for more information regarding the Company's acquisitions and Note 11 for more information regarding the Company's segments.
As part of its continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Cloud Services product grouping, which resulted in a change in segment composition. In connection with this change, during the first quarter of 2016, the Company performed an assessment of its goodwill reporting units and determined that the Cloud Services reorganization resulted in the identification of three goodwill reporting units (Enterprise and Service Provider excluding Cloud Services, Cloud Services and GoTo Business). The identification of these reporting units triggered a reallocation of goodwill as of January 1, 2016 based on the relative fair value approach, however no further quantitative impairment test was deemed necessary. The Company’s reportable segments remain unchanged.
On January 31, 2017, Citrix completed the separation of the GoTo Business. As a result, the Company is reevaluating its operating segments in the first quarter of 2017.
The following table presents the change in goodwill allocated to the Company’s reportable segments during 2016 and 2015 (in thousands):

	Balance at January 1, 2016		Additions		Other		Balance at December 31, 2016	Balance at January 1, 2015	Additions		Other		Balance at December 31, 2015
Enterprise and Service Provider	$1,581,805	(1)	$4,713	(2)	$(625)	(3)	$1,585,893	$1,434,369	$61,641		$(740)	(5)	$1,495,270
GoTo Business	380,917	(1)	—		—		380,917	362,482	104,970		—		467,452
Consolidated	$1,962,722		$4,713		$(625)		$1,966,810	$1,796,851	$166,611	(4)	$(740)		$1,962,722

(1)
Beginning balance as of January 1, 2016 adjusted to reflect the Company’s re-alignment of its reporting unit structure. The change resulted in a goodwill reallocation of $86.5 million from the GoTo Business segment into the Enterprise and Service Provider segment.

(2)	Amount relates to preliminary purchase price allocation of goodwill associated with the 2016 business combination. See Note 3 for more information regarding the Company's acquisitions.

(3)
Amount relates to goodwill associated with the sale of the Company’s CloudPlatform and CloudPortal Business Manager products and to adjustments to the preliminary purchase price allocation associated with 2015 acquisitions. See Note 3 for more information regarding the Company's acquisitions and divestitures.

(4)	Amount primarily relates to 2015 acquisitions. See Note 3 for more information regarding the Company’s acquisitions.

(5)	Amount primarily relates to adjustments to purchase price allocations for certain acquisitions.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consist of the following (in thousands):

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$602,060	$509,706	5.54
Other	450,813	315,174	6.87
Total	$1,052,873	$824,880	6.11

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$589,847	$476,141	5.67
Other	447,816	278,104	6.48
Total	$1,037,663	$754,245	6.27
Amortization and impairment of product related intangible assets, which consists primarily of product-related technologies and patents, was $60.4 million and $131.2 million for the year ended December 31, 2016 and 2015, respectively, and is classified as a component of Cost of net revenues in the accompanying consolidated statements of income. Amortization and impairment of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $29.2 million and $108.8 million for the year ended December 31, 2016 and 2015, respectively, and is classified as a component of Operating expenses in the accompanying consolidated statements of income.
The Company monitors its intangible assets for indicators of impairment. If the Company determines that an impairment has occurred, it will write-down the intangible asset to its fair value. For certain intangible assets where the unamortized balances exceed the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. During the year ended December 31, 2015, the Company tested certain intangible assets for recoverability due to changes in facts and circumstances associated with the shift in strategic focus and reduced profitability expectations. As a result, due to disruptions in the business as a result of the announced plan to explore strategic alternatives, the Company identified certain definite-lived intangible assets, primarily customer relationships from the acquisition of ByteMobile, that were impaired within the Enterprise and Service Provider segment and recorded non-cash impairment charges of $123.0 million to write down the intangible assets to their estimated fair value of $26.8 million. Of the impairment charge, $67.1 million is included in Impairment of other intangible assets and $55.9 million is included in Impairment of product related intangible assets in the accompanying consolidated statements of income. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Key assumptions used in the valuation include forecasts of revenue and expenses over an extended period of time, customer retention rates, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change, therefore, further disruptions in the business could potentially result in additional amounts becoming impaired.
Estimated future amortization expense of intangible assets with finite lives as of December 31, 2016 is as follows (in thousands):

Year ending December 31,
2017	$69,792
2018	62,291
2019	39,750
2020	21,101
2021	11,657
Thereafter	23,402
Total	$227,993
Software Development Costs
The authoritative guidance requires certain internal software development costs related to software to be sold to be capitalized upon the establishment of technological feasibility. The Company's software development costs incurred subsequent

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to achieving technological feasibility have not been significant and substantially all software development costs have been expensed as incurred.
Internal Use Software
In accordance with the authoritative guidance, the Company capitalizes external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software. The amount of costs capitalized in 2016 and 2015 relating to internal use software was $36.2 million and $46.2 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three to seven years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internal use software was approximately $49.6 million, $44.6 million and $37.3 million, during the years ended December 31, 2016, 2015 and 2014, respectively.
The Company capitalized costs related to internally developed computer software to be sold as a service related to its Cloud Services products and GoTo Business offerings, incurred during the application development stage, of $48.6 million and $47.7 million, during the years ended December 31, 2016 and December 31, 2015, respectively, and is amortizing these costs over the expected lives of the related services, which is generally two years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internally developed computer software to be sold as a service was approximately $43.9 million, $37.2 million and $29.5 million, during the years ended December 31, 2016, 2015 and 2014, respectively.
Revenue Recognition
Net revenues include the following categories: Product and licenses, SaaS, License updates and maintenance and Professional services. Product and licenses revenues primarily represent fees related to the licensing of the Company’s software and hardware appliances. These revenues are reflected net of sales allowances, cooperative advertising agreements, partner incentive programs and provisions for returns. SaaS revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term, which is typically 12 months. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. License updates and maintenance revenues consist of fees related to the Subscription Advantage program and maintenance fees, which include technical support and hardware and software maintenance. Subscription Advantage and maintenance fees are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third-party commissions related to Subscription Advantage, maintenance and support renewals. The capitalized commissions are amortized to Sales, marketing and services expense at the time the related deferred revenue is recognized as revenue. Hardware and software maintenance and support contracts are typically sold separately. Hardware maintenance includes technical support, the latest software upgrades when and if they become available, and replacement of malfunctioning appliances. Dedicated account management is available as an add-on to the program for a higher level of service. Software maintenance, including the new Customer Success Services, includes unlimited technical support, immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract and configuration and installation support along with acceleration and automation tools. Professional services revenues are comprised of fees from consulting services related to the implementation of the Company’s products and fees from product training and certification, which are recognized as the services are provided.
The Company recognizes revenue when it is earned and when all of the following criteria are met: (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or the service has been provided and the Company has no remaining obligations; (3) the fee is fixed or determinable; and (4) collectability is probable.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s GoTo Business products and a majority of the Company's Cloud Services offerings are considered hosted service arrangements per the authoritative guidance, or SaaS. Generally, the Company’s GoTo Business products are sold separately and not bundled with the Enterprise and Service Provider segment’s products and services.
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $2.0 million and $1.4 million at December 31, 2016 and December 31, 2015, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Product Concentration
The Company derives a substantial portion of its revenues from its Workspace Services solutions, which include its XenDesktop and XenApp products and related services, and anticipates that these products and future derivative products and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for its Workspace Services solutions and other products, whether as a result of general economic conditions, the delay or reduction in technology purchases, new competitive product releases, price competition, lack of success of its strategic partners, technological change or other factors. Additionally, the Company's Delivery Networking products generate revenues from a limited number of customers. As a result, if the Delivery Networking product grouping loses certain customers or one or more such customers significantly decreases its orders, the Company's business, results of operations and financial condition could be adversely affected.
Cost of Net Revenues
Cost of product and license revenues consists primarily of hardware, shipping expense, royalties, product media and duplication, manuals and packaging materials. In addition, the Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its products or in the development of future products in exchange for the payment of fixed fees or amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one to five years, and generally include renewal options. However, some agreements are perpetual unless expressly terminated. Royalties and other costs related to these agreements are also included in Cost of net revenues.
Cost of services and maintenance revenues consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to providing the Company's software as a service offerings, which includes the cost to support the voice and video offerings in the Company's Communications Cloud products. Also included in Cost of net revenues is amortization of product related intangible assets and impairment of product related intangible assets.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. Effective January 1, 2015, the functional currency of the Company’s wholly-owned foreign subsidiaries of its GoTo Business segment became the U.S. dollar as a result of a reorganization in the foreign subsidiaries' operations. Prior to January 1, 2015, the functional currency of the Company’s wholly-owned foreign subsidiaries of its GoTo Business segment was the currency of the country in which each subsidiary is located. The Company translated assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date and included accumulated net translation adjustments in equity as a component of Accumulated other comprehensive loss. The change in functional currency is applied on a prospective basis, therefore any gains and losses that were previously recorded in Accumulated other comprehensive loss remain unchanged from January 1, 2015. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. See Note 11 for information on the Company's Enterprise and Service Provider and GoTo Business segments.
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
The Company had accrued $13.2 million and $13.8 million for these pension liabilities at December 31, 2016 and 2015, respectively. Expenses for the programs for 2016, 2015 and 2014 amounted to $2.5 million, $3.8 million and $3.2 million, respectively.
Advertising Costs
The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its products. The Company also has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Company products. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenses. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising were approximately $155.8 million, $144.1 million and $150.1 million, during the years ended December 31, 2016, 2015 and 2014, respectively.
Income Taxes
The Company and one or more of its subsidiaries is subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. The Company is currently not subject to a U.S. federal income tax examination. With few exceptions, the Company is no longer subject to U.S., federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2013.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS AND DIVESTITURES
2016 Business Combination
On September 7, 2016, the Company acquired all of the issued and outstanding securities of a privately held company. The acquisition provides a software solution that cuts the cost of desktop and application virtualization and delivers workspace performance by accelerating desktop logon and application response times for any Microsoft Windows-based environment. The acquired company became part of the Company’s Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $11.5 million, net of $0.8 million cash acquired. Transaction costs of $0.4 million are presented within General and administrative expense in the accompanying consolidated statements of income. The assets related to this acquisition relate primarily to $8.2 million of product technology identifiable intangible assets with a 4 year life and goodwill of $4.7 million.
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
2016 Divestiture
On February 29, 2016, the Company sold its CloudPlatform and CloudPortal Business Manager products to Persistent Telecom Solutions, Inc. The agreement included contingent consideration in the form of an earnout provision based on revenue for a period of five years following the closing date. Any income associated with the contingent consideration will be recognized if the earnout provisions are met. No earnout provisions were met during the year ended December 31, 2016.
2015 Acquisitions
Sanbolic
On January 8, 2015, the Company acquired all of the issued and outstanding securities of Sanbolic, Inc. (“Sanbolic”). The Company expected the Sanbolic technology would reduce the complexity of Microsoft Windows application delivery and desktop virtualization deployments. Sanbolic became part of the Company's Enterprise and Service Provider segment. The total cash consideration for this transaction was approximately $89.4 million, net of $0.2 million cash acquired. Transaction costs associated with the acquisition were $0.5 million, of which the Company expensed $0.3 million during the year ended December 31, 2015, and are included in General and administrative expense in the accompanying consolidated statements of income. In addition, in connection with the acquisition, the Company assumed non-vested stock units which were converted into the right to receive, in the aggregate, up to 37,057 shares of the Company's common stock, for which the vesting period began on the closing of the transaction. During the fourth quarter of 2015, management performed a comprehensive operational review which included an evaluation of all of the Company's products. In connection with this review, management determined that the Sanbolic technology was a non-core solution and that the related product offerings will no longer be developed. As a result, the Company impaired the remaining carrying value of the intangible assets related to this acquisition in the fourth quarter of 2015.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	December 31, 2016				December 31, 2015
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$411,963	$699	$(1,169)	$411,493	$530,981	$757	$(1,216)	$530,522
Corporate securities	843,037	193	(2,114)	841,116	699,210	90	(1,929)	697,371
Municipal securities	9,989	3	(4)	9,988	14,872	14	(8)	14,878
Government securities	445,083	135	(600)	444,618	152,376	9	(340)	152,045
Total	$1,710,072	$1,030	$(3,887)	$1,707,215	$1,397,439	$870	$(3,493)	$1,394,816
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2016 were approximately six months and two years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the years ended December 31, 2016 and 2015, the Company had realized gains on the sales of available-for-sale investments of $1.7 million and $0.8 million, respectively. For the years ended December 31, 2016 and 2015, the Company had realized losses on available-for-sale investments of $0.5 million and $1.0 million, respectively, primarily related to sales of these investments during the period. All realized gains and losses related to the sales of available-for-sale investments are included in Other expense, net, in the accompanying consolidated statements of income.
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
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $3.9 million and $3.5 million as of December 31, 2016 and 2015, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $19.7 million and $19.9 million as of December 31, 2016 and 2015, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. The Company determined that certain cost method investments were impaired during 2016, 2015 and 2014 and recorded a total charge of $1.1 million, $3.3 million, and $8.3 million, respectively, which is included in Other expense, net in the accompanying consolidated statements of income. During 2016, 2015 and 2014, certain companies in which the Company held direct investments were acquired by third parties and as a result of these sales transactions the Company recorded gains of $1.7 million, $8.7 million and 2.9 million, respectively, which was included in Other expense, net in the accompanying consolidated statements of income. See Note 5 for more information.

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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$649,498	$649,498	$—	$—
Money market funds	224,765	224,765	—	—
Corporate securities	82,693	—	82,693	—
Available-for-sale securities:
Agency securities	411,493	—	411,493	—
Corporate securities	841,116	—	839,968	1,148
Municipal securities	9,988	—	9,988	—
Government securities	444,618	—	444,618	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,506	—	2,506	—
Total assets	$2,666,677	$874,263	$1,791,266	$1,148
Accrued expenses and other current liabilities:
Foreign currency derivatives	4,435	—	4,435	—
Total liabilities	$4,435	$—	$4,435	$—

	As of December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$261,962	$261,962	$—	$—
Money market funds	102,968	102,968	—	—
Corporate securities	3,588	—	3,588	—
Available-for-sale securities:
Agency securities	530,522	—	530,522	—
Corporate securities	697,371	—	695,809	1,562
Municipal securities	14,878	—	14,878	—
Government securities	152,045	—	152,045	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,063	—	1,063	—
Total assets	$1,764,397	$364,930	$1,397,905	$1,562
Accrued expenses and other current liabilities:
Foreign currency derivatives	3,678	—	3,678	—
Total liabilities	$3,678	$—	$3,678	$—
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During 2016, certain cost method investments with a combined carrying value of $1.2 million were determined to be impaired and written down to their fair values of $0.1 million, resulting in impairment charges of $1.1 million. During 2015, certain cost method investments with a combined carrying value of $3.4 million were determined to be impaired and have been written down to their fair values of $0.1 million resulting in impairment charges of $3.3 million. The impairment charges are included in Other expense, net in the accompanying consolidated statements of income for the years ended December 31, 2016 and 2015. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable. See Note 4 for more information regarding cost method investments.
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
In connection with the change in segment composition, during the first quarter of 2016 the Company performed an assessment of its goodwill reporting units and determined that the recent Cloud Services reorganization resulted in the identification of three goodwill reporting units. The identification of these reporting units triggered a reallocation of goodwill as of January 1, 2016 based on the relative fair value approach. The fair value of each reporting unit was determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on revenue and earnings multiples for guideline public companies and guideline transactions in the reporting unit's peer group. Specific to the income approach, key assumptions used include forecasts of revenue and expenses over an extended period of time, tax rates, long term growth rates and estimated costs of debt and equity capital to discount the projected cash flows. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change. For Level 3 measurements, significant increases or decreases in long-term growth rates or discount rates in isolation or in combination could result in a significantly lower or higher fair value measurement. See Note 2 to the Company's consolidated financial statements for detailed information related to Goodwill and Other Intangible Assets.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of December 31, 2016, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the year ended December 31, 2016, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
Convertible Senior Notes	$1,674,688	$1,348,156
See Note 12 for more information on the Convertible Notes.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consist of the following:

	December 31,
	2016	2015
	(In thousands)
Accrued compensation and employee benefits	$170,219	$184,286
Other accrued expenses	132,668	133,182
Total	$302,887	$317,468

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2016, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its 2014 Equity Incentive Plan (the "2014 Plan"). In December 2014, the Company's Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company's Annual Meeting of Stockholders held on May 28, 2015. The 2015 ESPP has replaced the Company's Amended and Restated 2005 Employee Stock Purchase Plan (as amended, the "2005 ESPP"). In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. The Company’s superseded and expired stock plans include the Amended and Restated 2005 Equity Incentive Plan and the 2005 ESPP.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 29,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s Amended and Restated 2005 Equity Incentive Plan, as amended, that are forfeited, canceled or otherwise terminated (other than by exercise) are added to its shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of December 31, 2016, there were 20,068,672 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans, including authorization under its 2014 Plan to grant stock-based awards covering 15,584,300 shares of common stock.
Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of December 31, 2016, 3,872,661 shares had been issued under the 2005 ESPP. As of December 31, 2016, 974,830 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plans of $8.8 million, $7.6 million and $5.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company used the Black-Scholes model to estimate the fair value of its Employee Stock Purchase Plan awards with the following weighted-average assumptions:

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Expected volatility factor	0.27-0.41	0.35
Risk free interest rate	0.25%-0.42%	0.25%
Expected dividend yield	0%	0%
Expected life (in years)	0.5	0.5

The Company determined the expected volatility factor by considering the implied volatility in six-month market-traded

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Expense Information under the Authoritative Guidance
As required by the authoritative guidance, the Company estimates forfeitures of stock awards and recognizes compensation costs only for those awards expected to vest. Forfeiture rates are determined based on historical experience. The Company also considers whether there have been any significant changes in facts and circumstances that would affect its forfeiture rate quarterly. Estimated forfeitures are adjusted to actual forfeiture experience as needed. The Company recorded stock-based compensation costs, related deferred tax assets and tax benefits of $184.8 million, $61.5 million and $66.1 million, respectively, in 2016, $147.4 million, $46.1 million and $52.7 million, respectively, in 2015 and $169.3 million, $46.9 million and $43.9 million, respectively, in 2014.
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	2016	2015	2014
Cost of services and maintenance revenues	$3,433	$2,940	$2,560
Research and development	49,290	47,723	55,560
Sales, marketing and services	54,785	49,315	61,925
General and administrative	77,280	47,390	49,242
Total	$184,788	$147,368	$169,287
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
In March 2015 and 2014, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 393,464 and 378,022 non-vested stock units that vest based on certain target market performance and service conditions. The number of non-vested stock units underlying each award will be determined within sixty days of the calendar year following the end of a three-year performance period ending December 31, 2017 for the March 2015 awards and December 31, 2016 for the March 2014 awards. The attainment level under the award will be based on the Company's total return to stockholders over the performance period compared to the return on the Nasdaq Composite Total Return Index (the "XCMP"). If the Company's return is positive and meets or exceeds the indexed return, the number of non-vested stock units earned will be based on interpolation, with the maximum number of non-vested stock units earned pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement if the Company's return exceeds

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the indexed return by 40% or more. If the Company's return over the performance period is positive but underperforms the index, a number of non-vested stock units will be issued, below the target award, based on interpolation; however, no non-vested stock units will be issued if the Company's return underperforms the index by more than 20% over the performance period. In the event the Company's return to stockholders is negative but still meets or exceeds the indexed return, only 75% of the target award shall be issued. If the awardee is not employed by the Company at the end of the performance period; the extent to which the awardee will vest in the award, if at all, is dependent upon the timing and character of the termination as provided in the award agreement. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company's common stock. The performance metric under the March 2014 award was met, therefore awards vested as of December 31, 2016.
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

	March 2016 Grant	January 2016 Grant	March 2015 Grant	March 2014 Grant
Expected volatility factor	0.29 - 0.39	0.29 - 0.37	0.14 - 0.29	0.19 - 0.38
Risk free interest rate	0.91%	1.10%	0.85%	0.81%
Expected dividend yield	0%	0%	0%	0%
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
For the March 2015 and March 2014 grants, the range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the XCMP. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and the XCMP in order to model the stock price movements. The volatilities used were calculated over the most recent 2.76 year period, which is commensurate with the awards' performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model. The estimated fair value of each award as of the date of grant was $61.01 for the March 2015 grant and $56.94 for the March 2014 grant.
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
Performance Stock Units
During 2015, the Company awarded certain senior level employees non-vested performance stock units granted under the 2014 Plan. The number of non-vested stock units underlying each award will be determined within sixty days of the calendar year following completion of the one-year performance period ending December 31, 2016 and will be based on achievement of a specific corporate financial performance goal determined at the time of the award. The number of non-vested stock units

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 100% of the base number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. The financial performance goal under these awards was met as of December 31, 2016.
The following table summarizes the Company's non-vested stock unit activity for the year ended December 31, 2016:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock units at December 31, 2015	5,147,926	$65.00
Granted	2,538,589	76.27
Vested	(2,472,217)	66.25
Forfeited	(822,462)	65.59
Non-vested stock units at December 31, 2016	4,391,836	70.67
For the years ended December 31, 2016, 2015 and 2014, the Company recognized stock-based compensation expense of $166.4 million, $135.9 million and $143.1 million, respectively, related to non-vested stock units. The fair value of the non-vested stock units released in 2016, 2015, and 2014 was $163.8 million, $132.9 million and $118.3 million, respectively. As of December 31, 2016, there was $223.4 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.06 years.
Non-vested Stock
During 2016 and 2015, the Company granted non-vested stock awards of 118,588 and 102,851 shares to certain executive officers which typically vest between one to three years from the date of grant, subject to the holder’s continued employment with the Company. Non-vested stock is issued and outstanding upon grant; however, award holders are restricted from selling the shares until they vest. If the vesting conditions are not met, the award will be forfeited. Compensation expense is measured based on the closing market price of the Company’s common stock at the date of grant and is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2016 and 2015, the Company recognized $9.6 million and $1.4 million of stock-based compensation expense related to these awards. At December 31, 2016, there was approximately $5.3 million of total unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 2.00 years.
Benefit Plan
The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute up to 90% of their annual eligible earnings to the plan on a pretax and after-tax basis, including Roth contributions, limited to an annual maximum amount as set periodically by the IRS. The Company, at its discretion, may contribute up to $0.50 for each dollar of employee contribution. The Company’s total matching contribution to an employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $17.9 million, $15.9 million and $14.4 million in 2016, 2015 and 2014, respectively. Prior to June 2015, the Company’s contributions vested over a four-year period at 25% per year. Effective in June 2015, all matching contributions vest immediately.
8. CAPITAL STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $6.8 billion, of which $500.0 million was approved in January 2017. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At December 31, 2016, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, the Company expended approximately $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
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
Shares for Tax Withholding
During the years ended December 31, 2016, 2015 and 2014, the Company withheld 830,155 shares, 679,694 shares and 560,239 shares, respectively, from equity awards that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of equity awards was $66.6 million, $46.3 million and $33.7 million, for 2016, 2015 and 2014, respectively. These shares are reflected as treasury stock in the Company's consolidated balance sheets and the related cash outlays do not reduce the Company's total stock repurchase authority.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. No shares of such preferred stock were issued and outstanding at December 31, 2016 or 2015.
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
Rental expense for the year ended December 31, 2016 totaled approximately $94.1 million, of which $28.9 million related to charges for the consolidation of leased facilities related to restructuring activities. Rental expense for the year ended December 31, 2015 totaled approximately $97.1 million, of which $22.1 million related to charges for the consolidation of leased facilities related to restructuring activities. Rental expense for the year ended December 31, 2014 totaled approximately $77.1 million. Sublease income for the years ended December 31, 2016, 2015 and 2014 was approximately $0.3 million, $0.4 million and $0.3 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, are as follows:

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Leases *	Sublease Income
	(In thousands)
Years ending December 31,
2017	$55,097	$218
2018	48,952	204
2019	46,934	—
2020	39,959	—
2021	35,035	—
Thereafter	141,659	—
Total	$367,636	$422
* Citrix will remain liable to the lessor for the duration of certain GoTo Business leases of approximately $6.8 million.
The future operating lease obligation in the table above excludes approximately $16.6 million related to the GoTo Business, since Citrix completed the separation of the GoTo Business on January 31, 2017.
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
As of December 31, 2016, the Company's liabilities for loss on lease obligations total approximately $38.1 million, of which approximately $33.2 million relates to the Company's Santa Clara Office. The calculation of these liabilities requires judgment in estimating the timing of securing subleases for the vacant space, as well as the terms of possible subleases, including the length of the sublease periods, sublease rentals, rent concessions and other tenant incentives. While the Company believes that the assumptions used in the calculation of these liabilities are reasonable, due to the inherent uncertainties related to such assumptions, there can be no assurance that the Company will be able to secure such subleases within the timing assumed in its calculations, or at all, and with terms consistent with the assumptions used. In the Company's Santa Clara office, if the price per square foot assumption were to change by $0.50, it would impact the estimate of sublease rentals, which would result in a change of $8.6 million to the liabilities for loss on lease obligation.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

believes that it is not reasonably possible that the ultimate outcomes will materially and adversely affect its business, financial position, results of operations or cash flows.
Guarantees
The authoritative guidance requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of the authoritative guidance, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has not made material payments pursuant to these provisions as of December 31, 2016. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.
Purchase Obligations
The Company has agreements with suppliers to purchase inventory and estimates its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2017 to be approximately $18.3 million. The Company also has contingent obligations to purchase inventory for the fiscal year ended December 31, 2017, which are based on amount of usage, of approximately $24.5 million. The Company does not have any purchase obligations beyond December 31, 2017.
10. INCOME TAXES
The United States and foreign components of income before income taxes are as follows:

	2016	2015	2014
	(In thousands)
United States	$150,067	$(3,332)	$82,032
Foreign	466,697	315,209	193,674
Total	$616,764	$311,877	$275,706
The components of the provision for income taxes are as follows:

	2016	2015	2014
	(In thousands)
Current:
Federal	$58,109	$27,860	$22,377
Foreign	52,380	43,796	30,878
State	11,267	10,238	7,710
Total current	121,756	81,894	60,965
Deferred:
Federal	(26,886)	(75,479)	(26,922)
Foreign	(3,621)	(2,746)	(1,023)
State	(10,597)	(11,153)	(9,037)
Total deferred	(41,104)	(89,378)	(36,982)
Total provision	$80,652	$(7,484)	$23,983
The following table presents the breakdown of net deferred tax assets:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets	252,396	215,196
Deferred tax liabilities	(2,578)	(3,903)
Total net deferred tax assets	$249,818	$211,293

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Accruals and reserves	$44,897	$36,628
Deferred revenue	97,294	84,631
Tax credits	50,072	41,444
Net operating losses	41,986	50,466
Other	205	7,527
Stock based compensation	42,315	46,582
Transaction costs	11,712	—
Valuation allowance	(14,156)	(16,673)
Total deferred tax assets	274,325	250,605
Deferred tax liabilities:
Depreciation and amortization	(3,460)	(16,113)
Acquired technology	(6,664)	(15,825)
Prepaid expenses	(14,383)	(7,374)
Total deferred tax liabilities	(24,507)	(39,312)
Total net deferred tax assets	$249,818	$211,293
The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2016, the Company determined a $14.2 million valuation allowance was necessary. The amount disclosed in the table above relates to deferred tax assets for net operating losses and tax credits that may not be realized.
At December 31, 2016, the Company retained $92.1 million of remaining net operating loss carry forwards in the United States from acquisitions. The utilization of these net operating loss carry forwards are limited in any one year pursuant to Internal Revenue Code Section 382 and begin to expire in 2020. At December 31, 2016, the Company held $58.9 million of remaining net operating loss carry forwards in foreign jurisdictions that do not expire. At December 31, 2016, the Company had research and development tax credit carry forwards of $6.1 million that begin to expire in 2018.
The Company does not expect to remit earnings from its foreign subsidiaries. All income earned abroad, except for previously taxed income for U.S. tax purposes is considered indefinitely reinvested in the Company's non-U.S. operations and no provision for U.S. taxes is provided with respect to such income. As of December 31, 2016 the undistributed earnings of the Company’s foreign subsidiaries was approximately $2.75 billion and was primarily held by a foreign subsidiary in the United Kingdom. At this time, it is not practical to determine the amount of tax that may be payable if the Company were to repatriate those earnings. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.
A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.1	0.9	1.2
Foreign operations	(18.6)	(22.3)	(13.8)
Permanent differences	2.2	6.1	3.3
Change in deferred tax liability related to acquired intangibles	(0.6)	(6.6)	(5.9)
Tax credits	(8.4)	(13.4)	(13.7)
Stock option compensation	0.3	0.5	1.9
Change in accruals for uncertain tax positions	2.3	(3.2)	(0.3)
Other	(0.2)	0.6	1.0
	13.1%	(2.4)%	8.7%
The Company’s effective tax rate generally differs from the U.S. federal statutory rate of 35% due primarily to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland.
The Company's effective tax rate was approximately 13.1% and (2.4)% for the year ended December 31, 2016 and 2015, respectively. The increase in the effective tax rate when comparing the year ended December 31, 2016 to the year ended December 31, 2015 was primarily due to the impact of settling the Internal Revenue Service (“IRS”) examination for tax years 2011 and 2012 that closed during 2015. Specifically, during the quarter ended June 30, 2015, the IRS concluded its field examination, finalized tax adjustments primarily related to transfer pricing and the research and development tax credit, and formally closed the audit for the 2011 and 2012 tax years. Subsequently, during 2015 the Company recognized a net tax benefit of $20.3 million related to the IRS examination settlement.
The decrease in the effective tax rate when comparing the year ended December 31, 2015 to the year ended December 31, 2014 was primarily due to a change in the combination of income between the Company’s U.S. and foreign operations, the decline in reserve for uncertain tax positions, the impact of discrete tax benefits related to the extension of the 2015 federal research and development tax credit, and the impairment of certain intangible assets.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016 and 2015 is as follows (in thousands):

Balance at January 1, 2015	$66,918
Additions based on tax positions related to the current year	6,613
Additions for tax positions of prior years	4,675
Reductions related to the expiration of statutes of limitations	(9,521)
Settlements	(14,064)

Balance at December 31, 2015	54,621
Additions based on tax positions related to the current year	$11,588
Additions for tax positions of prior years	4,759
Reductions related to the expiration of statutes of limitations	(1,167)

Balance at December 31, 2016	$69,801

As of December 31, 2016 the Company is offsetting unrecognized tax benefits of $25.1 million against long-term deferred tax assets. All amounts included in this balance affect the annual effective tax rate. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of the year ended December 31, 2016, the Company accrued $2.8 million for the payment of interest and penalties.
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is currently no longer subject to U.S. federal income tax examination. With some exceptions, the Company is generally not under examination for state and local income tax, or non-U.S. jurisdictions by tax authorities for years prior to 2013.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects the total amount of unrecognized tax benefits will change significantly in the first quarter of 2017 pursuant to the spin-off and subsequent merger transaction with LogMeIn. See Note 18 for more information on the Company's separation of its GoTo Business and Note 20 for more information on the R&D tax credit.
11. SEGMENT INFORMATION
The Enterprise and Service Provider and the GoTo Business segment constitute the Company’s two reportable segments. The Company does not engage in intercompany revenue transfers between segments. The Company’s chief operating decision maker (“CODM”) evaluates the Company’s performance based primarily on profitability from its Enterprise and Service Provider and GoTo Business segment products. The Company's CEO is the CODM. Segment profit for each segment includes certain research and development, sales, marketing, and services and general and administrative expenses directly attributable to the segment as well as other corporate costs allocated to the segment and excludes certain expenses that are managed outside of the reportable segments. Costs excluded from segment profit primarily consist of certain restructuring charges, stock-based compensation costs, charges or benefits related to significant litigation that are not anticipated to be ongoing costs, amortization and impairment of product related and other intangible assets, net interest and other expense, and separation costs. Accounting policies of the Company’s segments are the same as its consolidated accounting policies.
As part of its continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Cloud Services product grouping that primarily includes the ShareFile product line. Prior to 2016, the ShareFile product line was included within the Company's Workflow Cloud products under the GoTo Business segment. The Company's CODM has changed how it views the business primarily due to operational initiatives announced in 2015, which include increased emphasis and investments in core enterprise products for secure and reliable application and data delivery. As a result, the Company realigned its Cloud Services products and services to the Enterprise and Service Provider segment effective January 1, 2016 in contemplation of the strategic shift and the separation of the GoTo Business. See Note 18 for more information on the Company's separation of its GoTo Business. In addition, previously reported segment results have been recasted to conform to current year presentation.
On January 31, 2017, Citrix completed the separation of the GoTo Business. As a result, the Company will reevaluate its operating segments in the first quarter of 2017.
International revenues (sales outside of the United States) accounted for approximately 40.7%, 43.1% and 45.2% of the Company’s net revenues for the year ended December 31, 2016, 2015, and 2014, respectively.
Net revenues and segment profit, classified by the Company’s two reportable segments were as follows:

	2016	2015	2014
	(In thousands)
Net revenues:
Enterprise and Service Provider	$2,736,080	$2,646,154	$2,563,064
GoTo Business	682,185	629,440	579,792
Consolidated	$3,418,265	$3,275,594	$3,142,856
Segment profit:
Enterprise and Services Provider	$891,187	$702,229	$558,069
GoTo Business	160,098	140,920	147,005
Unallocated expenses (1):
Amortization and impairment of intangible assets	(89,592)	(239,915)	(192,325)
Stock-based compensation	(184,788)	(147,368)	(169,287)
Restructuring	(71,122)	(100,411)	(20,424)
Separation costs	(56,624)	(6,352)	—
Patent litigation charge	—	—	(20,727)
Other	—	982	—
Net interest and other expense	(32,395)	(38,208)	(26,605)
Consolidated income before income taxes	$616,764	$311,877	$275,706

(1)	Represents expenses presented to management on a consolidated basis only and not allocated to the operating segments.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable assets classified by the Company’s reportable segments are shown below. Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2016	2015
	(In thousands)
Identifiable assets:
Enterprise and Service Provider	$5,690,343	$4,805,902
GoTo Business	699,884	661,615
Total identifiable assets	$6,390,227	$5,467,517

	December 31,
	2016	2015
	(In thousands)
Property and equipment, net:
United States	$267,305	$294,982
United Kingdom	25,321	28,851
Other countries	51,194	49,984
Total property and equipment, net	$343,820	$373,817
The increases in identifiable assets are primarily due to increases in the Company's available for sale investments. See Note 4 for additional information regarding the Company’s investments.
In fiscal years 2016 and 2015, there were no individual customers that accounted for over 10% of the Company's total net revenues. In fiscal year 2014, one distributor, Ingram Micro, accounted for 13% of the Company’s total net revenues. The Company’s distributor arrangements with Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions. Each of these agreements is separately negotiated and is independent of any other contract (such as a master distribution agreement), one of which was individually responsible for over 10% of the Company’s total net revenues in fiscal year 2014. Total net revenues associated with Ingram Micro are included in the Company's Enterprise and Service Provider segment.
Revenues by product grouping for the Company’s Enterprise and Service Provider and GoTo Business segments were as follows for the years ended:

	December 31,
	2016	2015	2014
	(In thousands)
Net revenues:
Enterprise and Service Provider
Workspace Services revenues(1)	$1,690,783	$1,639,072	$1,600,581
Delivery Networking revenues(2)	782,875	749,910	702,028
Cloud Services Revenues (3)	130,955	101,403	75,569
Professional services(4)	131,229	147,488	175,541
Other	238	8,281	9,345
Total Enterprise and Service Provider revenues	2,736,080	2,646,154	2,563,064
GoTo Business revenues	682,185	629,440	579,792
Total net revenues	$3,418,265	$3,275,594	$3,142,856

(1)	Workspace Services revenues are primarily comprised of sales from XenDesktop, XenApp, XenMobile and related license updates and maintenance and support.

(2)	Delivery Networking revenues are primarily comprised of NetScaler ADC and NetScaler SD-WAN, and related license updates and maintenance and support.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Cloud Services revenues primarily include ShareFile, Podio and Citrix Cloud products.

(4)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by segment and geographic location, for the years ended:

	December 31,
	2016	2015	2014
	(In thousands)
Net revenues:
Enterprise and Service Provider
Americas	$1,598,896	$1,487,364	$1,394,112
EMEA	863,517	873,620	863,179
Asia-Pacific	273,667	285,170	305,773
Total Enterprise and Service Provider revenues	2,736,080	2,646,154	2,563,064
GoTo Business
Americas	574,882	524,520	475,884
EMEA	87,331	84,481	83,930
Asia-Pacific	19,972	20,439	19,978
Total GoTo Business revenues	682,185	629,440	579,792
Total net revenues	$3,418,265	$3,275,594	$3,142,856
Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2016, 2015 and 2014 were $166.9 million, $180.2 million and $193.8 million, respectively.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As a result of the structure of the Reverse Morris Trust (RMT) transaction with LogMeIn, Inc., and the notification on October 10, 2016 to noteholders in accordance with the Indenture, the Convertible Notes became convertible until the earlier of (1) the close of business on the business day immediately preceding the ex-dividend date for the distribution of the outstanding shares of GetGo common stock to the Company’s stockholders by way of a pro rata dividend, and (2) the Company’s announcement that such distribution will not take place, even though the Convertible Notes were not otherwise convertible at December 31, 2016. The conversion rate for the Convertible Notes, Convertible Note Hedge and Warrant Transactions was also subject to adjustment as of the opening of business on the ex-dividend date for the distribution. The $1.44 billion Convertible Notes became convertible with the notice to noteholders. Accordingly, as of December 31, 2016, the carrying amount of the Convertible Notes of $1.3 billion was reclassified from Other liabilities to Current liabilities and the difference between the face value and carrying value of $79.5 million was reclassified from stockholders’ equity to temporary equity in the accompanying consolidated balance sheets. See Note 18 and Note 20 for more information on the Company's separation of its GoTo Business.
The Convertible Notes consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Liability component
Principal	$1,437,500	$1,437,500
Less: note discount and issuance costs	(89,344)	(112,508)
Net carrying amount	$1,348,156	$1,324,992

Equity component
Temporary Equity	$79,495	$—
Additional paid-in-capital	83,374	162,869
Total equity (including temporary equity)	$162,869	$162,869
The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Contractual interest expense	$7,187	$7,188	$4,792
Amortization of debt issuance costs	3,863	3,974	2,461
Amortization of debt discount	33,014	32,039	20,832
	$44,064	$43,201	$28,085
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $120.00 per share. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity. As of December 31, 2016, no warrants have been exercised.
Aside from the initial payment of a premium to the Option Counterparties under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparties under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.
13. CREDIT FACILITY
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at the LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. As of December 31, 2016, there were no amounts outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of December 31, 2016.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of December 31, 2016, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed twelve months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $3.1 million at December 31, 2016 and $2.3 million at December 31, 2015, and is included in Accumulated other comprehensive loss in the accompanying consolidated balance sheets. See Note 16 for more information related to comprehensive income. The net unrealized loss as of December 31, 2016 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$460	Prepaid expenses and other current assets	$436	Accrued expenses and other current liabilities	$3,816	Accrued expenses and other current liabilities	$2,895

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,046	Prepaid expenses and other current assets	$627	Accrued expenses and other current liabilities	$619	Accrued expenses and other current liabilities	$783

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Effect of Derivative Instruments on Financial Performance

	For the Year ended December 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive (Loss) Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2016	2015		2016	2015
Foreign currency forward contracts	$(875)	$6,090	Operating expenses	$(1,763)	$(13,027)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Year ended December 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2016	2015
Foreign currency forward contracts	Other expense, net	$(1,030)	$1,669
Outstanding Foreign Currency Forward Contracts
As of December 31, 2016, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 8,200
Brazilian Real	BRL 8,300
British pounds sterling	GBP 283
Canadian dollars	CAD 2,850
Chinese renminbi	CNY 48,300
Danish krone	DKK 21,735
Euro	EUR 8,307
Hong Kong dollars	HKD 32,500
Indian rupees	INR 3,875
Japanese yen	JPY 685,319
Singapore dollars	SGD 9,967
Swiss francs	CHF 37,700

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$536,112	$319,361	$251,723
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	155,134	158,874	169,879
Effect of dilutive employee stock awards:
Employee stock awards	1,950	1,488	1,391
Denominator for diluted earnings per share - weighted-average shares outstanding	157,084	160,362	171,270
Basic earnings per share	$3.46	$2.01	$1.48
Diluted earnings per share	$3.41	$1.99	$1.47
Anti-dilutive weighted-average shares from stock awards	322	2,151	3,026

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
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share, if applicable, as upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of $90.00 per share. For the years ended December 31, 2016, 2015 and 2014, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 12 to the Company's consolidated financial statements for detailed information on the Convertible Notes offering.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized loss on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2015	$(16,346)	$(2,900)	$(2,255)	$(7,026)	$(28,527)
Other comprehensive income (loss) before reclassifications	—	996	(2,638)	906	(736)
Amounts reclassified from accumulated other comprehensive loss	—	(1,204)	1,763	—	559
Net current period other comprehensive (loss) income	—	(208)	(875)	906	(177)
Balance at December 31, 2016	$(16,346)	$(3,108)	$(3,130)	$(6,120)	$(28,704)
Income tax expense or benefit allocated to each component of other comprehensive loss is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Twelve Months Ended December 31, 2016
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss, net of tax	Affected line item in the Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(1,204)	Other expense, net
Unrealized net losses on cash flow hedges	1,763	Operating expenses *
	$559
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
17. RESTRUCTURING
The Company has implemented multiple restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which has resulted in workforce reductions and the consolidation of certain leased facilities.
For the years ended December 31, 2016, 2015 and 2014, restructuring charges were comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Employee severance and related costs	$44,909	$76,629	$20,424
Consolidation of leased facilities	28,858	22,100	—
Reversal of previous charges	(2,645)	(286)	—
Other	—	1,968	—
Total Restructuring charges	$71,122	$100,411	$20,424
During the years ended December 31, 2016 and 2015, the Company incurred costs of $45.5 million and $29.7 million primarily related to its announced plan in November 2015 to simplify the Company’s enterprise go-to-market motion and roles while improving coverage, reflect changes in the Company’s product focus, and balance resources with demand across the Company’s marketing, general and administration areas. The charges are primarily related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to this program were substantially completed as of the end of the first quarter of 2016. As of December 31, 2016, total charges related to this program incurred since inception were $75.2 million.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2016 and 2015, the Company also recorded charges of $24.0 million and $68.9 million related to its announced plan in January 2015 to increase strategic focus and operational efficiency. The charges primarily related to the severance and other costs directly related to the reduction of the Company's workforce and consolidation of leased facilities. The majority of the activities related to this program were substantially completed by the end of 2015. As of December 31, 2016, total charges related to this program incurred since inception were $92.9 million.
The amounts recorded during the year ended December 31, 2014 were primarily related to severance and other costs directly related to the reduction of the Company's workforce pursuant to a restructuring plan initiated in 2014 to better align resources to strategic initiatives.
Restructuring Charges by Segment
Restructuring charges by segment consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Enterprise and Service Provider	$67,401	$96,952	$14,092
GoTo Business	3,721	3,459	6,332
Total Restructuring charges	$71,122	$100,411	$20,424
Restructuring accruals
The activity in the Company’s restructuring accruals for the year ended December 31, 2016 is summarized as follows (in thousands):

Total
Balance at January 1, 2016	$40,396
Restructuring charges	71,122
Payments	(72,733)
Other	1,158
Balance at December 31, 2016	$39,943
As of December 31, 2016, the $39.9 million in outstanding restructuring accruals primarily relate to future payments for leased facilities for the Enterprise and Service Provider segment.
18. SEPARATION
The Company announced in November 2015 that it was pursuing a plan to spinoff its GoTo Business into a separate, publicly traded company. The company established as a result of the spinoff would be made up of the following products and services: GoToAssist, GoToMeeting, GoToMyPC, GoToTraining, GoToWebinar, Grasshopper and OpenVoice. The separation of the GoTo Business, which was intended to be a tax-free spinoff to the Company's stockholders, was expected to be completed in the second half of 2016. The spinoff was subject to certain conditions, including, among others, obtaining final approval from the Company's Board of Directors, receipt of a favorable opinion and/or rulings with respect to the tax-free nature of the transaction for federal income tax purposes and the effectiveness of a Form 10 filing with the SEC.
On July 26, 2016, the Company entered into definitive agreements with GetGo, Inc., its wholly-owned subsidiary (“GetGo”), and LogMeIn, Inc., a Delaware corporation (“LogMeIn”), with respect to a RMT transaction. Subject to the terms and conditions of those agreements, (1) the Company will transfer its GoTo Business to GetGo, (2) after which, the Company will distribute to its stockholders all of the issued and outstanding shares of common stock of GetGo held by the Company, at the Company’s sole option, by way of a pro rata dividend or an exchange offer, and (3) immediately after the distribution, Lithium Merger Sub, Inc., a wholly-owned subsidiary of LogMeIn, will merge with and into GetGo, with GetGo as the surviving corporation. In connection with the merger, GetGo (which at that time will hold the GoTo Business) will become a wholly-owned subsidiary of LogMeIn, and GetGo’s stockholders will receive an aggregate of approximately 26.9 million shares of LogMeIn common stock. On August 31, 2016, pursuant to the terms of the definitive agreements, Citrix notified LogMeIn that it has elected to effect the distribution through a spin-off. On September 26, 2016, LogMeIn announced the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the merger. The transaction,

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which is intended to be tax-free to the Company and its stockholders for U.S. federal income tax purposes, was completed on January 31, 2017. See Note 20 for more information on the Company's separation of its GoTo Business.
The Company has incurred significant costs in connection with the separation of its GoTo Business. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation of the GoTo Business. Costs related to employee retention or stock-based compensation are classified on a basis consistent with their regular compensation charges and included within Cost of net revenues, Research and development, Sales, marketing and services, or General and administrative expense in the consolidated statements of income as applicable. Costs other than those related to employees are included within Separation expense in the consolidated statements of income. During the years ended December 31, 2016 and December 31, 2015, the Company incurred approximately $56.6 million and $6.4 million related to separation costs, respectively. The Company expects to incur additional separation costs in 2017, the majority of which will be incurred during the first quarter of 2017. The Company currently expects to incur, in the aggregate, approximately $120.0 million to $130.0 million in separation costs, although that estimate is subject to a number of assumptions and uncertainties and the actual amount of separation costs could differ materially from this estimate. These estimates do not include potential tax related charges or potential capital expenditures which may be incurred related to the transaction. These additional costs could be significant.
19. RECENT ACCOUNTING PRONOUNCEMENTS
In January 2017, the Financial Accounting Standards Board issued an accounting standard update on the accounting for business combinations by clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.
In October 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting for income taxes, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. This update is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. A modified retrospective approach with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption is required. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations.
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
In April 2015, the Financial Accounting Standards Board issued an accounting standard update on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this standard effective January 1, 2016 and retroactively adjusted the long-term debt liability presented as of December 31, 2015 by reducing the long-term debt liability by the amount of the deferred financing costs of $13.9 million and reducing the deferred financing costs asset included in other assets on the consolidated balance sheets by a corresponding amount. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In May 2014, the Financial Accounting Standards Board issued an accounting standard update on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. In July 2015, the Financial Accounting Standards Board issued an accounting standard update that defers the effective date of the new revenue recognition standard by one year. The new guidance is effective for annual reporting periods beginning on or after December 15, 2017, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company has completed its assessment of its information technology systems, data and processes related to the implementation of this accounting standard. Additionally, the Company has substantially completed its information technology system design and solution development, and will commence implementation of the solution in the first quarter of fiscal 2017. The Company expects to adopt the accounting standard update on a modified retrospective basis in the first quarter of fiscal 2018, and is currently evaluating the potential impact of this standard on its financial position and results of operations. Under the new standard the Company expects to capitalize and amortize certain commissions over the expected customer life rather than expensing them as incurred. Additionally, under the new standard, the Company would be required to recognize term license revenues upfront at time of delivery rather than ratably over the related contract period. The Company expects revenue recognition related to perpetual software, hardware, cloud offerings and professional services to remain substantially unchanged.
20. SUBSEQUENT EVENTS
On July 26, 2016, the Company entered into definitive agreements with GetGo, Inc., its wholly-owned subsidiary (“GetGo”), and LogMeIn, Inc. (“LogMeIn”), with respect to a Reverse Morris Trust transaction. Subject to the terms and conditions of those agreements, the Company transferred its GoTo Business to GetGo, and after the close of business on January 31, 2017, the Company distributed approximately 26.9 million shares of GetGo common stock to the Company’s stockholders of record as of the close of business on January 20, 2017 (the “Record Date”). Immediately following the Distribution, Lithium Merger Sub, Inc., a wholly-owned subsidiary of LogMeIn, merged with and into GetGo, with GetGo as the surviving corporation (the “Merger”). In connection with the Merger, GetGo became a wholly-owned subsidiary of LogMeIn, and each share of GetGo common stock was converted into the right to receive one share of LogMeIn common stock. As a result of these transactions, the Company’s stockholders received approximately 26.9 million shares of LogMeIn common stock in the aggregate, or 0.171844291 of a share of LogMeIn common stock for each share of the Company’s common stock held of record by such stockholders on the Record Date. No fractional shares of LogMeIn were issued, and the Company’s stockholders instead received cash in lieu of any fractional shares.
The conversion period for the Convertible Notes that commenced on October 10, 2016 in connection with the Distribution terminated as of the close of business on January 31, 2017. As a result, the Convertible Notes were reclassified to Other liabilities from Current liabilities and the amount previously recorded as Temporary equity was reclassified to permanent equity as of January 31, 2017. The Distribution also resulted in an adjustment to the conversion rate for the Convertible Notes under the terms of the Indenture. As a result of this adjustment, the conversion rate for the Convertible Notes in effect as of the opening of business on February 1, 2017 is 13.9061 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of approximately $71.91 per share of common stock. Corresponding adjustments were made to the conversion rates for the Convertible Note Hedge and Warrant Transactions as of the opening of business on February 1, 2017.
In connection with the Distribution, the Company made certain adjustments to outstanding restricted stock unit and stock option awards with the intention of preserving the intrinsic value of the awards prior to the Distribution. There was no change to the vesting terms of these awards. As a result of these adjustments, the Company currently expects to incur incremental expense in the first quarter of 2017.
As a result of the separation of the GoTo Business, the Company has evaluated its existing tax attributes to reflect the continuing operations of the Company. The Company expects to record a $45.2 million charge to income tax expense in the first quarter of 2017 as a result of changes in its expectations of realizability of state R&D credits due directly to the separation of the GoTo Business. The Company will have less income subject to taxation in California, and therefore, the R&D credits will not be able to be utilized.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 Acquisition
On January 3, 2017, the Company acquired all of the issued and outstanding securities of Unidesk Corporation (“Unidesk”). Unidesk is the inventor of the Microsoft Windows application packaging and management technology known as layering. Citrix acquired Unidesk to enhance and provide a demonstrable difference in application management and delivery. By incorporating the Unidesk technology into XenApp and XenDesktop, Citrix will advance its industry leadership by offering the most powerful and easy to deploy application layering solution available for delivering and managing applications and desktops in the cloud, on-premises and in hybrid deployment environments. Unidesk will become part of the Company's Enterprise and Service Provider segment. The total preliminary cash consideration for this transaction was approximately $60.5 million, net of $2.7 million cash acquired. Transaction costs associated with the acquisition are currently estimated at $0.3 million, of which the Company expensed $0.3 million during the year ended December 31, 2016, which were included in General and administrative expense in the accompanying consolidated statements of income.

CITRIX SYSTEMS, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2016
Net revenues	$825,678	$842,980	$841,251	$908,356	$3,418,265
Gross margin	686,586	698,658	703,276	770,204	2,858,724
Income from operations	110,954	153,087	153,827	231,290	649,158
Net income	83,463	120,898	131,901	199,850	536,112
Earnings per share - basic	0.54	0.78	0.85	1.28	3.46
Earnings per share - diluted	0.54	0.77	0.84	1.26	3.41
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2015
Net revenues	$760,802	$796,759	$813,270	$904,763	$3,275,594
Gross margin	628,196	664,008	667,016	702,010	2,661,230
Income from operations	51,732	122,149	63,798	112,406	350,085
Net income	28,887	103,275	55,925	131,274	319,361
Earnings per share - basic	0.18	0.64	0.35	0.85	2.01
Earnings per share - diluted	0.18	0.64	0.35	0.84	1.99
The sum of the quarterly net income per share amounts do not add to the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2016
Deducted from asset accounts:
Allowance for doubtful accounts	$6,281	$922	$—		$3,314	(2)	$3,889
Allowance for returns	1,438	—	2,088	(1)	1,532	(4)	1,994
Valuation allowance for deferred tax assets	16,673	—	(2,517)	(5)	—		14,156
2015
Deducted from asset accounts:
Allowance for doubtful accounts	$3,791	$5,664	$—		$3,174	(2)	$6,281
Allowance for returns	2,185	—	3,276	(1)	4,023	(4)	1,438
Valuation allowance for deferred tax assets	15,167	—	1,506	(5)	—		16,673
2014
Deducted from asset accounts:
Allowance for doubtful accounts	$3,292	$2,861	$76	(3)	$2,438	(2)	$3,791
Allowance for returns	2,062	—	5,049	(1)	4,926	(4)	2,185
Valuation allowance for deferred tax assets	26,465	—	(11,298)	(5)	—		15,167

(1)	Charged against revenues.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Adjustments from acquisitions.

(4)	Credits issued for returns.

(5)	Related to deferred tax assets on foreign tax credits, net operating loss carryforwards, and depreciation.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of July 26, 2016, among Citrix Systems, Inc., GetGo, Inc., LogMeIn, Inc. and Lithium Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed July 28, 2016)**

2.2
Separation and Distribution Agreement, dated as of July 26, 2016, by and among Citrix Systems, Inc., GetGo, Inc. and LogMeIn, Inc. (incorporated herein by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed July 28, 2016)**

2.3†	Amended and Restated Tax Matters Agreement, dated as of September 13, 2016, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc**
2.4†	Amendment No. 1, dated as of December 8, 2016, to Agreement and Plan of Merger, dated as of July 26, 2016, by and among LogMeIn, Inc., Lithium Merger Sub, Inc., Citrix Systems, Inc. and GetGo, Inc**
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 29, 2013)
3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 31, 2015)
4.1	Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-98542), as amended)
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

10.18*	Citrix Systems, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2014)
10.19
Form of Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2014)

10.20
Form of Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.21
Form of Additional Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.22
Form of Additional Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 6, 2014)

10.23
Master Confirmation between Citibank, N.A. and Citrix Systems, Inc., dated April 25, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 30, 2014)

10.24
Credit Agreement, dated as of January 7, 2015, by and among Citrix Systems, Inc., the initial lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2015)

10.25
Cooperation Agreement, by and among Citrix Systems, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated July 28, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 28, 2015)

10.26*	2015 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q filed on August 7, 2015)
10.27*
Retention Agreement, dated October 12, 2015, by and between Citrix Systems, Inc. and Mark B. Templeton (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 16, 2015)

10.28*
Retention Agreement, dated as of July 1, 2016, by and between Citrix Systems, Inc. and William Burley (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2016)

10.29*
Employment Agreement, dated January 18, 2017, by and between Citrix Systems, Inc. and Robert M. Calderoni (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 20, 2017)

10.30*
Form of Executive Agreement of Citrix Systems, Inc. by and between the Company and each of David J. Henshall, Carlos E. Sartorius and Timothy Minahan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 20, 2017)

10.31
Letter Agreement, dated as of July 26, 2016, among Citrix Systems, Inc., GetGo, Inc., LogMeIn, Inc., Elliott Associates, L.P. and Elliott International, L.P.  (incorporated herein by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed July 28, 2016)

10.32*
Employment Agreement, dated January 19, 2016, by and between Citrix Systems, Inc. and Kirill Tatarinov (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 20, 2016)

Exhibit No.	Description
10.33*
Amended and Restated Incentive Agreement, dated February 16, 2016, by and between Citrix Systems, Inc. and Christopher Hylen (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed May 6, 2016)

10.34*
Restricted Stock Award Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Kirill Tatarinov (incorporated herein by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed May 6, 2016)

10.35*
Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Kirill Tatarinov (2016 Performance-Based Awards) (incorporated herein by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed May 6, 2016)

10.36*
Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (2016 Performance-Based Awards) (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed May 6, 2016)

10.37
First Amendment to Credit Agreement, dated as of August 7, 2015, by and among Citrix Systems, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

10.38*
Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for each of David J. Henshall, Timothy Minahan and Carlos E. Sartorius (Performance Based Awards) (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed on November 4, 2015)

10.39*†	Amendment to 2015 Employee Stock Purchase Plan, dated October 27, 2016
21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Filed herewith.
**
Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

††	Furnished herewith.