Form 10-K/A
period 2016-12-31
CITRIX SYSTEMS INC
filed 2017-02-21
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A No. 1

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

CITRIX SYSTEMS, INC.
TABLE OF CONTENTS

Item 15. Exhibits, Financial Statement Schedules
Index of Exhibits
SIGNATURES
EX-23.1
EX-31.1
EX-31.2

EXPLANATORY NOTE
This amendment No. 1 to Citrix Systems, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2016, is being filed to include a corrected copy of Exhibit 23.1, Consent of Ernst & Young LLP. A copy of the Consent of Ernst & Young LLP for the fiscal year ended December 31, 2015 was inadvertently filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed February 16, 2017 rather than the Consent of Ernst & Young LLP for the fiscal year ended December 31, 2016. No revisions have been made to the reports to which the Consent relates, to the Citrix Systems, Inc. financial statements, or to any other disclosures contained in the Annual Report.

Item 15.	Exhibits, Financial Statement Schedules
Index of Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016.

Exhibit No.	Description
23.1	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 21st day of February, 2017.

CITRIX SYSTEMS, INC.

By:	/s/ KIRILL TATARINOV
Kirill Tatarinov
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer