Form 10-Q
period 2017-03-31
CITRIX SYSTEMS INC
filed 2017-05-08
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
(954) 267-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2017 there were 151,148,332 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2017

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$907,977	$836,095
Short-term investments, available-for-sale	506,118	726,923
Accounts receivable, net of allowances of $5,435 and $5,883 at March 31, 2017 and December 31, 2016, respectively	485,769	681,206
Inventories, net	15,210	12,522
Prepaid expenses and other current assets	170,083	124,842
Current assets of discontinued operations	—	179,689
Total current assets	2,085,157	2,561,277
Long-term investments, available-for-sale	952,157	980,142
Property and equipment, net	260,149	261,954
Goodwill	1,616,817	1,585,893
Other intangible assets, net	199,339	173,681
Deferred tax assets, net	184,208	233,900
Other assets	62,739	54,449
Long-term assets of discontinued operations	—	538,931
Total assets	$5,360,566	$6,390,227
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$64,075	$72,724
Accrued expenses and other current liabilities	255,013	256,799
Income taxes payable	28,188	39,771
Current portion of deferred revenues	1,169,891	1,208,229
Short-term debt	100,000	—
Convertible notes, short-term	—	1,348,156
Current liabilities of discontinued operations	13,820	172,670
Total current liabilities	1,630,987	3,098,349
Long-term portion of deferred revenues	493,862	476,135
Convertible notes, long-term	1,357,580	—
Other liabilities	144,395	119,813
Long-term liabilities of discontinued operations	—	7,708
Commitments and contingencies
Temporary equity from Convertible notes	—	79,495
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 304,775 and 302,851 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	305	303
Additional paid-in capital	4,882,838	4,761,588
Retained earnings	3,553,680	4,010,737
Accumulated other comprehensive loss	(10,934)	(28,704)
	8,425,889	8,743,924
Less - common stock in treasury, at cost (153,643 and 146,552 shares at March 31, 2017 and December 31, 2016, respectively)	(6,692,147)	(6,135,197)
Total stockholders' equity	1,733,742	2,608,727
Total liabilities, temporary equity and stockholders' equity	$5,360,566	$6,390,227
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share information)
Revenues:
Product and licenses	$191,597	$202,033
Software as a service	38,730	31,115
License updates and maintenance	402,755	393,018
Professional services	29,595	32,607
Total net revenues	662,677	658,773
Cost of net revenues:
Cost of product and license revenues	29,711	31,395
Cost of services and maintenance revenues	59,659	54,359
Amortization of product related intangible assets	13,088	14,057
Total cost of net revenues	102,458	99,811
Gross margin	560,219	558,962
Operating expenses:
Research and development	102,669	102,232
Sales, marketing and services	246,765	233,927
General and administrative	76,211	77,819
Amortization of other intangible assets	3,646	3,720
Restructuring	7,986	45,556
Separation	298	456
Total operating expenses	437,575	463,710
Income from operations	122,644	95,252
Interest income	5,612	3,751
Interest expense	11,553	11,155
Other income (expense), net	3,326	(1,003)
Income from continuing operations before income taxes	120,029	86,845
Income tax expense	49,704	13,591
Income from continuing operations	70,325	73,254
(Loss) income from discontinued operations, net of income tax expense of $2,900 and $5,493, respectively	(42,704)	10,209
Net income	$27,621	$83,463
Basic earnings (loss) per share:
Income from continuing operations	$0.46	$0.47
(Loss) income from discontinued operations	(0.28)	0.07
Basic net earnings per share	$0.18	$0.54

Diluted earnings (loss) per share:
Income from continuing operations	$0.44	$0.47
(Loss) income from discontinued operations	(0.27)	0.07
Diluted net earnings per share:	$0.17	$0.54

Weighted average shares outstanding:
Basic	153,247	154,067
Diluted	158,369	155,945

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$27,621	$83,463
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains	1,089	4,099
Less: reclassification adjustment for net gains included in net income	(375)	(22)
Net change (net of tax effect)	714	4,077
Loss on pension liability	(9)	—
Cash flow hedges:
Change in unrealized gains	1,993	2,222
Less: reclassification adjustment for net losses included in net income	1,672	1,165
Net change (net of tax effect)	3,665	3,387
Other comprehensive income	4,370	7,464
Comprehensive income	$31,991	$90,927

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Operating Activities
Net income	$27,621	$83,463
Loss (income) from discontinued operations	42,704	(10,209)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	49,300	53,630
Stock-based compensation expense	34,808	36,061
Excess tax benefit from stock-based compensation	—	(5,889)
Deferred income tax expense	67,497	4,830
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(5,390)	(1,454)
Other non-cash items	2,204	2,634
Total adjustments to reconcile net income to net cash provided by operating activities	148,419	89,812
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	197,408	218,821
Inventories	(2,811)	(2,072)
Prepaid expenses and other current assets	(22,736)	(22,943)
Other assets	(8,845)	1,250
Income taxes, net	(30,223)	6,155
Accounts payable	(8,222)	(8,921)
Accrued expenses and other current liabilities	(27,959)	(6,570)
Deferred revenues	(26,064)	(43,098)
Other liabilities	2,241	1,767
Total changes in operating assets and liabilities, net of the effects of acquisitions	72,789	144,389
Net cash provided by operating activities of continuing operations	291,533	307,455
Net cash (used in) provided by operating activities of discontinued operations	(42,249)	32,510
Net cash provided by operating activities	249,284	339,965
Investing Activities
Purchases of available-for-sale investments	(272,060)	(466,718)
Proceeds from sales of available-for-sale investments	458,020	234,242
Proceeds from maturities of available-for-sale investments	63,516	139,244
Purchases of property and equipment	(19,746)	(26,335)
Cash paid for acquisitions, net of cash acquired	(60,449)	—
Cash paid for licensing agreements and technology	(1,934)	(24,148)
Other	1,285	1,008
Net cash provided by investing activities of continuing operations	168,632	(142,707)
Net cash used in investing activities of discontinued operations	(3,891)	(15,348)
Net cash provided by (used in) investing activities	164,741	(158,055)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	902	6,024
Proceeds from credit facility	100,000	—
Repayment of acquired debt	(4,000)	—
Excess tax benefit from stock-based compensation	—	5,889
Stock repurchases, net	(500,000)	(28,689)
Cash paid for tax withholding on vested stock awards	(34,868)	(22,428)
Transfer of cash to GoTo Business resulting from the separation	(28,523)	—
Net cash used in financing activities	(466,489)	(39,204)
Effect of exchange rate changes on cash and cash equivalents	3,485	2,082
Change in cash and cash equivalents	(48,979)	144,788
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $120,861 and $57,762, respectively	956,956	368,518
Cash and cash equivalents at end of period	907,977	513,306
Less cash of discontinued operations	—	(59,143)
Cash and cash equivalents at end of period	$907,977	$454,163
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BACKGROUND AND BASIS OF PRESENTATION
Background
On January 31, 2017, Citrix Systems, Inc. (the "Company") completed the spin-off of its GoTo family of service offerings (the “Spin-off”) and subsequent merger of that business with LogMeIn, Inc. (the “Merger”) pursuant to a pro rata distribution to its stockholders of 100% of the shares of common stock of GetGo, Inc., or GetGo, its wholly-owned subsidiary. Pursuant to the transaction, the Company transferred its GoTo Business to GetGo, and after the close of business on January 31, 2017, the Company distributed approximately 26.9 million shares of GetGo common stock to the Company’s stockholders of record as of the close of business on January 20, 2017 (the “Record Date”). Immediately following the distribution, Lithium Merger Sub, Inc., a wholly-owned subsidiary of LogMeIn, merged with and into GetGo, with GetGo as the surviving corporation (the “Merger”). In connection with the Merger, GetGo became a wholly-owned subsidiary of LogMeIn, and each share of GetGo common stock was converted into the right to receive one share of LogMeIn common stock. As a result of these transactions, the Company’s stockholders received approximately 26.9 million shares of LogMeIn common stock in the aggregate, or 0.171844291 of a share of LogMeIn common stock for each share of the Company’s common stock held of record by such stockholders on the Record Date. No fractional shares of LogMeIn were issued, and the Company’s stockholders instead received cash in lieu of any fractional shares.
The Company's revenues are derived from sales of its Workspace Services products, Networking products (formerly Delivery Networking), Cloud offerings (formerly Cloud Services) and related License updates and maintenance and Professional services. Prior to the Spin-off, the Company also derived its revenues from sales of the GoTo Business, which were delivered as cloud-based SaaS, and included Communications Cloud and Workflow Cloud service offerings. Subsequent to the Spin-off, the Company determined that it has one reportable segment. The Company identified its segment using the “management approach” which designates the internal organization that is used by management for making operating decisions and assessing performance. See Note 10 for more information on the Company's segments.
Basis of presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia-Pacific. All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

In these condensed consolidated financial statements, unless otherwise indicated, references to Citrix and the Company, refer to Citrix Systems, Inc. and its consolidated subsidiaries after giving effect to the Spin-off.

As a result of the Spin-off, the condensed consolidated financial statements reflect the GoTo Business operations, assets and liabilities, and cash flows as discontinued operations for all periods presented. Refer to Note 3 for additional information regarding the Spin-off.

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
Available-for-sale Investments
Short-term and long-term available-for-sale investments as of March 31, 2017 and December 31, 2016 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
The Company’s investment policy is designed to limit exposure to any one issuer depending on credit quality. The Company uses information provided by third parties to adjust the carrying value of certain of its investments to fair value at the end of each period. Fair values are based on a variety of inputs and may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. See Note 6 for investment information.
Revenue Recognition
Net revenues include the following categories: Product and licenses, SaaS, License updates and maintenance and Professional services. Product and licenses revenues primarily represent fees related to the licensing of the Company’s software and hardware appliances. These revenues are reflected net of sales allowances, cooperative advertising agreements, partner incentive programs and provisions for returns. SaaS revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term. Should the Company charge set-up fees, they would be recognized ratably over the contract term or the expected customer life, whichever is longer. License updates and maintenance revenues consist of fees related to the Subscription Advantage program and maintenance fees, which include technical support and hardware and software maintenance. Subscription Advantage and maintenance fees are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third-party commissions related to Subscription Advantage, maintenance and support renewals. The capitalized commissions are amortized to Sales, marketing and services expense at the time the related deferred revenue is recognized as revenue. Hardware and software maintenance and support contracts are typically sold separately. Hardware maintenance includes technical support, the latest software upgrades when and if they become available, and replacement of malfunctioning appliances. Dedicated account management is available as an add-on to the program for a higher level of service. Software maintenance, including the new Customer Success Services, includes unlimited technical support, immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract and configuration and installation support along with acceleration and automation tools. Professional services revenues are comprised of fees from consulting services related to the implementation of the Company’s products and fees from product training and certification, which are recognized as the services are provided.
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
The majority of the Company's SaaS offerings are considered hosted service arrangements per the authoritative guidance.
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.6 million and $2.0 million at March 31, 2017 and December 31, 2016, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. Prior to January 1, 2015, the functional currency of the Company’s wholly-owned foreign subsidiaries of its former GoTo Business was the currency of the country in which each subsidiary is located. The Company translated assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date and included accumulated net translation adjustments in equity as a component of Accumulated other comprehensive loss. As a result of the change in functional currency, the gains and losses that were previously recorded in Accumulated other comprehensive loss prior to January 1, 2015 were kept constant. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. As a result of the Spin-off, accumulated net translation adjustments associated with the GoTo Business recorded in Accumulated other comprehensive loss of $13.4 million were reclassified to Retained earnings during the period ended March 31, 2017. See Note 3 for additional information regarding discontinued operations.

Accounting for Stock-Based Compensation Plans
The Company has various stock-based compensation plans for its employees and outside directors and accounts for stock-based compensation arrangements in accordance with the authoritative guidance, which requires the Company to measure and record compensation expense in its condensed consolidated financial statements using a fair value method. See Note 8 for further information regarding the Company’s stock-based compensation plans.
Reclassifications
Certain reclassifications of the prior years' amounts have been made to conform to the current year's presentation.
3. DISCONTINUED OPERATIONS
On January 31, 2017, the Company completed the Spin-off of the GoTo Business. Refer to Note 1 for additional information regarding the Spin-off. The financial results of the GoTo Business are presented as (Loss) income from discontinued operations, net of income tax expense in the condensed consolidated statements of income. The following table presents the financial results of the GoTo Business through the date of the Spin-off for the indicated periods and do not include corporate overhead allocations:
Major classes of line items constituting (Loss) income from discontinued operations related to the GoTo Business

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net revenues	$58,215	$166,905
Cost of net revenues	15,456	39,281
Gross margin	42,759	127,624
Operating expenses:
Research and development	9,108	21,727
Sales, marketing and services	20,881	58,821
General and administrative	7,636	12,960
Amortization of other intangible assets	1,176	3,674
Restructuring	3,189	509
Separation	40,573	14,231
Total operating expenses	82,563	111,922
(Loss) income from discontinued operations before income taxes	(39,804)	15,702
Income tax expense	2,900	5,493
(Loss) income from discontinued operations, net of income tax	$(42,704)	$10,209
The Company has incurred significant costs in connection with the separation of its GoTo Business. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation of the GoTo Business. The Company incurred $0.3 million and $0.5 million of separation costs during the three months ended March 31, 2017 and 2016, respectively, which are included in continuing operations. The Company also incurred an additional $40.6 million and $14.2 million of separation costs during the three months ended March 31, 2017 and 2016, respectively, which are included in discontinued operations.
The assets and liabilities of the GoTo Business have been classified as discontinued operations as of December 31, 2016. The current liabilities of discontinued operations reflect accrued separation costs that are expected to be paid during the second quarter of 2017. There were no other assets or liabilities of the GoTo Business that are reflected on the Company's condensed consolidated balance sheet as of March 31, 2017.
Carrying amounts of major classes of assets and liabilities included as part of discontinued operations related to the GoTo Business

	March 31, 2017	December 31, 2016
	(in thousands)
Assets
Current assets:
Cash	$—	$120,861
Accounts receivable, net	—	44,734
Prepaid expenses and other current assets	—	14,094
Total current assets of discontinued operations	—	179,689
Property and equipment, net	—	81,866
Goodwill	—	380,917
Other intangible assets, net	—	54,312
Deferred tax assets, net	—	18,496
Other assets	—	3,340
Long-term assets of discontinued operations	$—	$538,931
Total major classes of assets of discontinued operations	$—	$718,620

Liabilities
Current liabilities:
Accounts payable	$13,820	$11,333
Accrued expenses and other current liabilities	—	46,088
Current portion of deferred revenues	—	115,249
Total current liabilities of discontinued operations	13,820	172,670
Long-term portion of deferred revenues	—	4,224
Other liabilities	—	3,484
Long-term liabilities of discontinued operations	$—	$7,708
Total major classes of liabilities of discontinued operations	$13,820	$180,378
As a result of the Spin-off, the Company recorded a $479.4 million reduction in retained earnings which included net assets of $466.0 million as of January 31, 2017. Of this amount, $28.5 million represents cash transferred to the GoTo Business, with the remainder considered a non-cash activity in the Condensed Consolidated Statements of Cash Flows. The Spin-off also resulted in a reduction of Accumulated other comprehensive loss associated with foreign currency translation adjustments of $13.4 million, which was reclassified to Retained earnings.
Citrix and GetGo entered into several agreements in connection with the Spin-off, including a transition services agreement ("TSA"), separation and distribution agreement, tax matters agreement, intellectual property matters agreement, and an employee matters agreement. Pursuant to the TSA, Citrix, GetGo and their respective subsidiaries are providing various services to each other on an interim, transitional basis. Services being provided by Citrix include, among others, finance, information technology and certain other administrative services. The services generally commenced on February 1, 2017 and are generally expected to terminate within 12 months of that date. Billings by Citrix under the TSA are not expected to be material.
The following table presents the changes in Total stockholders' equity during the three months ended March 31, 2017:

(in thousands)
Balance as of December 31, 2016	$2,608,727
Cumulative-effect adjustment from adoption of accounting standard on stock-based compensation	386
Distribution of the net assets of the GoTo Business	(465,974)
Shares issued under stock-based compensation plans	902
Stock-based compensation expense	36,012
Temporary equity reclassification	79,495
Stock repurchases, net	(500,000)
Restricted shares turned in for tax withholding	(56,950)
Other comprehensive gain, net of tax	4,370
Net income	27,621
Other	(847)
Balance as of March 31, 2017	$1,733,742
4. EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Income from continuing operations	$70,325	$73,254
(Loss) income from discontinued operations, net of income taxes	(42,704)	10,209
Net income	$27,621	$83,463
Denominator:
Denominator for basic net earnings per share - weighted-average shares outstanding	153,247	154,067
Effect of dilutive employee stock awards	3,446	1,878
Effect of dilutive Convertible Notes	1,676	—
Denominator for diluted net earnings per share - weighted-average shares outstanding	158,369	155,945

Basic earnings (loss) per share:
Income from continuing operations	$0.46	$0.47
(Loss) income from discontinued operations	(0.28)	0.07
Basic net earnings per share	$0.18	$0.54
Diluted earnings (loss) per share:
Income from continuing operations	$0.44	$0.47
(Loss) income from discontinued operations	(0.27)	0.07
Diluted net earnings per share:	$0.17	$0.54
Anti-dilutive weighted-average shares from stock awards	54	1,202
The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include common stock issuable upon the exercise of the Company's warrants. The effects of these potentially issuable shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share, if applicable, because upon conversion the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price. Prior to the separation of the GoTo Business on January 31, 2017, the conversion price was $90.00 per share. As a result of the Spin-off, the conversion rate for the Convertible Notes was re-set as of the opening of business on February 1, 2017 to 13.9061 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of $71.91 per share of common stock. Similar adjustments were made to the conversion rates for the Convertible Note Hedge and Warrant Transactions as of the opening of business on February 1, 2017. For the three months ended March 31, 2017, the average market price of the Company's common stock exceeded the new conversion price, therefore the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share. For the three months ended March 31, 2016, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the prior conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 11 to the Company's condensed consolidated financial statements for detailed information on the Convertible Notes offering.
5. ACQUISITIONS AND DIVESTITURES
2017 Business Combination
On January 3, 2017, the Company acquired all of the issued and outstanding securities of Unidesk Corporation (“Unidesk” or the “2017 Business Combination"). Citrix acquired Unidesk to enhance its application management and delivery offerings. The total cash consideration for this transaction was approximately $60.4 million, net of $2.7 million cash acquired. Transaction costs associated with the acquisition were $0.4 million, of which the Company expensed $0.1 million during the three months ended March 31, 2017, which were included in General and administrative expense in the accompanying condensed consolidated statements of income.
Purchase Accounting for the 2017 Business Combination
The purchase price for Unidesk was allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Unidesk
	Purchase Price Allocation	Asset Life
Current assets	$5,321
Property and equipment	131
Intangible assets	39,470	4 years
Goodwill	30,924	Indefinite
Other assets	90
Assets acquired	75,936
Other current liabilities assumed	2,290
Current portion of deferred revenues	3,042
Long term portion of deferred revenues	2,412
Long-term liabilities assumed	4,086
Deferred taxes	959
Net assets acquired	$63,147
Current assets acquired in connection with the Unidesk acquisition consisted primarily of cash, accounts receivable and other short term assets. Current liabilities assumed in connection with the acquisition consisted primarily of accounts payable and other accrued expenses. Long-term liabilities assumed in connection with the acquisition consisted primarily of long-term debt, which was paid in full subsequent to the acquisition date. The Company continues to evaluate certain income tax assets and liabilities related to the Unidesk acquisition.
The goodwill related to the Unidesk acquisition is not deductible for tax purposes and is comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.

The Company has included the effect of the Unidesk acquisition in its results of operations prospectively from the date of acquisition. The effect of the acquisition was not material to the Company's consolidated results for the periods presented; accordingly, proforma financial disclosures have not been presented.
Identifiable intangible assets acquired in connection with the Unidesk acquisition (in thousands) and the weighted-average lives are as follows:

	Unidesk	Asset Life
Developed technology	$35,230	4 years
Customer contracts	4,240	4 years
Total	$39,470
2016 Business Combination
On September 7, 2016, the Company acquired all of the issued and outstanding securities of a privately held company. The acquisition provides a software solution that cuts the cost of desktop and application virtualization and delivers workspace performance by accelerating desktop logon and application response times for any Microsoft Windows-based environment. The total cash consideration for this transaction was approximately $11.5 million, net of $0.8 million cash acquired. Transaction costs were $0.4 million, none of which were recorded during the three months ended March 31, 2017. The assets related to this acquisition relate primarily to $8.2 million of product technology identifiable intangible assets with a 4 year life and goodwill of $4.7 million.
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
2016 Divestiture
On February 29, 2016, the Company sold its CloudPlatform and CloudPortal Business Manager products to Persistent Telecom Solutions, Inc. The agreement included contingent consideration in the form of an earnout provision based on revenue for a period of five years following the closing date. Any income associated with the contingent consideration will be recognized if the earnout provisions are met. No earnout provisions were met during the three months ended March 31, 2017. Therefore, no income was recognized during the three months ended March 31, 2017.
6. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	March 31, 2017				December 31, 2016
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$373,739	$587	$(1,202)	$373,124	$411,963	$699	$(1,169)	$411,493
Corporate securities	794,901	278	(1,584)	793,595	842,887	193	(2,114)	840,966
Municipal securities	12,489	4	(1)	12,492	9,989	3	(4)	9,988
Government securities	279,437	129	(502)	279,064	445,083	135	(600)	444,618
Total	$1,460,566	$998	$(3,289)	$1,458,275	$1,709,922	$1,030	$(3,887)	$1,707,065
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

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2017 were approximately six months and two years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three months ended March 31, 2017 and 2016, the Company received proceeds from the sales of available-for-sale investments of $458.0 million and $234.2 million, respectively.
The Company had realized gains on the sales of available-for-sale investments during the three months ended March 31, 2017 and 2016 of $0.5 million and $0.2 million, respectively. For the three months ended March 31, 2017 and 2016, the Company had realized losses on available-for-sale investments of $0.1 million and $0.2 million, respectively, primarily related to sales of these investments during the period.
All realized gains and losses related to the sales of available-for-sale investments are included in Other income (expense), net, in the accompanying condensed consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of March 31, 2017 and December 31, 2016 were $3.3 million and $3.9 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $18.0 million and $19.2 million as of March 31, 2017 and December 31, 2016, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. For the three months ended March 31, 2017, certain cost method investments with a combined carrying value of $2.6 million were determined to be impaired and written down to their estimated fair values of $1.2 million. Accordingly, the Company recorded $1.4 million in impairment charges during the three months ended March 31, 2017, which are included in Other income (expense), net in the accompanying condensed consolidated statements of income. For the three months ended March 31, 2016, the Company determined that certain cost method investments were impaired and recorded a charge of $0.3 million, which was included in Other income (expense), net in the accompanying condensed consolidated statements of income. During the three months ended March 31, 2017 certain companies in which the Company held direct investments were acquired by third parties and as a result of these sales transactions the Company recorded gains of $1.1 million, which were included in Other income (expense), net, in the accompanying condensed consolidated statements of income.
7. FAIR VALUE MEASUREMENTS
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$698,294	$698,294	$—	$—
Money market funds	154,233	154,233	—	—
Corporate securities	55,450	—	55,450	—
Available-for-sale securities:
Agency securities	373,124	—	373,124	—
Corporate securities	793,595	—	792,952	644
Municipal securities	12,492	—	12,492	—
Government securities	279,064	—	279,064	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,080	—	2,080	—
Total assets	$2,368,332	$852,527	$1,515,162	$644
Accrued expenses and other current liabilities:
Foreign currency derivatives	3,249	—	3,249	—
Total liabilities	$3,249	$—	$3,249	$—

	As of December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$528,637	$528,637	$—	$—
Money market funds	224,765	224,765	—	—
Corporate securities	82,693	—	82,693	—
Available-for-sale securities:
Agency securities	411,493	—	411,493	—
Corporate securities	840,966	—	839,968	998
Municipal securities	9,988	—	9,988	—
Government securities	444,618	—	444,618	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,506	—	2,506	—
Total assets	$2,545,666	$753,402	$1,791,266	$998
Accrued expenses and other current liabilities:
Foreign currency derivatives	4,435	—	4,435	—
Total liabilities	$4,435	$—	$4,435	$—
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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended March 31, 2017, certain cost method investments with a combined carrying value of $2.6 million were determined to be impaired and written down to their estimated fair values of $1.2 million. Accordingly, the Company recorded $1.4 million of impairment charges during the three months ended March 31, 2017, which are included in Other income (expense), net in the accompanying condensed consolidated statements of income. For the three months ended March 31, 2016, the Company determined that certain cost method investments were impaired and recorded a charge of $0.3 million, which was included in Other income (expense), net in the accompanying condensed consolidated statements of income. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. These non-recurring fair value measurements are categorized as Level 3 significant unobservable inputs. See Note 9 to the Company's condensed consolidated financial statements for detailed information related to Goodwill and Other Intangible Assets.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.

As of March 31, 2017, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended March 31, 2017, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
Convertible Senior Notes	$1,808,023	$1,357,580
8. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2017, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its 2014 Equity Incentive Plan (the "2014 Plan"). In February 2017, the Company's Board of Directors approved the Amended and Restated 2014 Equity Incentive Plan, which is subject to stockholder approval at the Company Annual Meeting of Stockholders on June 22, 2017. There will be no grants under this amended and restated plan until the plan is approved by the Company's stockholders. In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded and expired stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded and expired stock plans include the Amended and Restated 2005 Equity Incentive Plan and the 2005 Employee Stock Purchase Plan.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 29,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s Amended and Restated 2005 Equity Incentive Plan, as amended, that are forfeited, canceled or otherwise terminated (other than by exercise) are added to its shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of March 31, 2017, there were 13,167,593 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans including authorization under its 2014 Plan to grant stock-based awards covering 7,689,270 shares of common stock. In connection with the completion of the Spin-off, these awards were modified as described below.
Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of March 31, 2017, 974,830 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plans of $1.6 million and $2.3 million for the three months ended March 31, 2017 and 2016, respectively.

The Company used the Black-Scholes model to estimate the fair value of its Employee Stock Purchase Plan awards with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2017	March 31, 2016
Expected volatility factor	0.29	0.41
Risk free interest rate	0.60%	0.35%
Expected dividend yield	0%	0%
Expected life (in years)	0.5	0.5
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
Modifications of Share-Based Awards
In connection with the completion of the Spin-off, the terms of the Company's existing stock-based compensation arrangements required adjustments to the number and exercise price of outstanding stock options, non-vested stock units, non-vested stock, performance units, and other share-based awards to preserve the intrinsic value of the awards immediately before and after the Spin-off. The outstanding awards continue to vest over the original vesting periods. Certain outstanding awards at the time of the Spin-off held by employees of the GoTo Business were forfeited at the time of the separation. The stock awards held as of January 31, 2017 were adjusted as follows:

•
The number of shares of common stock subject to each outstanding stock option was increased and the corresponding exercise price was decreased to maintain the intrinsic value of each outstanding stock option immediately before and after the Spin-off. There was no incremental expense related to this adjustment.

•
The number of shares of common stock underlying each outstanding non-vested stock unit and performance unit was increased to preserve the intrinsic value of such award immediately prior to the Spin-off.

•
The opening prices of the performance units granted in 2015 and 2016 were adjusted to reflect the value of the shares of LogMeIn stock distributed to the Company's shareholders as a result of the Spin-off. These adjustments resulted in $6.5 million in incremental compensation expense to be recognized over the remaining vesting life of the underlying awards.

Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended
Income Statement Classifications	March 31, 2017	March 31, 2016
Cost of services and maintenance revenues	$592	$494
Research and development	9,666	7,755
Sales, marketing and services	11,597	10,944
General and administrative	12,953	16,868
Total	$34,808	$36,061
Non-vested Stock Units
Market Performance and Service Condition Stock Units
In March 2017, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 275,148 non-vested stock units that vest based on certain target performance and service conditions. The number of non-vested stock units underlying the award will be determined within sixty days of the three-year performance period ending December 31, 2019. The attainment level under the award will be based on the Company's relative total return to stockholders over the performance period compared to a pre-established custom index group. If the Company’s relative total return to stockholders is between the 41st percentile and the 80th percentile when compared to the index companies, the number of non-vested stock units earned will be based on interpolation. The maximum number of non-vested stock units that may vest pursuant to the awards is capped at 200% of the target number of non-vested stock units set forth in the award agreement and is earned if the Company's relative total return to stockholders when compared to the index companies is at or greater than the 80th percentile. If the Company’s total return to stockholders is negative, the number of non-vested stock units earned will be no more than 100% regardless of the Company’s relative total return to stockholders compared to the index companies. If the awardee is not employed by the Company at the end of the performance period, the extent to which the awardee will vest in the award, if at all, is dependent upon the timing and character of the termination as provided in the award agreement. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company's common stock.
In January 2016, the Company granted its Chief Executive Officer 220,235 non-vested stock units that vest based on certain target performance conditions; and in March 2016, the Company granted senior level employees 234,816 non-vested stock units that vest based on certain target performance conditions. These awards were modified as described above as a result of the Spin-off. The attainment level under the awards will be based on the Company's compound annualized total return to stockholders over a three-year performance period, with 100% of such stock units earned if the Company achieves total shareholder return of 10% over the performance period. Further, if the Company achieves annualized total shareholder return of less than 10% during the performance period, the awardees may earn all or a portion of the target award, but not in excess of 100% of such stock units, depending upon the Company’s relative total shareholder return compared to companies listed in the S&P Computer Software Select Index. If the Company's compound annualized total shareholder return is 5% or above, the number of non-vested stock units earned will be based on interpolation, with the maximum number of non-vested stock units earned capped at 200% of the target number of non-vested stock units for a compound annualized total return to stockholders of 30% over a three-year performance period as set forth in the award agreement. Within sixty days following an interim measurement period of 18 months, the Compensation Committee will determine the number of restricted stock units that would be deemed earned based on performance to date, and up to 33% of the target award may be earned based on such performance; however, any stock units that are deemed earned will remain subject to continued service vesting until the end of the three-year performance period, or a change in control, if earlier. Within sixty days following the conclusion of the performance period, the Company’s Compensation Committee will determine the number of restricted stock units that would vest upon the final day of the performance period based on the Company’s performance during the period and in accordance with the terms of the award. On the vesting date, the greater of the full period restricted stock units, or the interim earned restricted stock units, will vest in one installment.
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

	March 2017 Grant	March 2016 Grant	January 2016 Grant
Expected volatility factor	0.27-0.32	0.29 - 0.39	0.29 - 0.37
Risk free interest rate	1.48%	0.91%	1.10%
Expected dividend yield	0%	0%	0%
For the March 2017 grant, the range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the average of its peer group. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and its peer group in order to model the stock price movements. The volatilities used were calculated over the most recent 2.75 year period, which is commensurate with the awards' performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model. The estimated fair value of each award as of the date of grant was $104.05.
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
Unrecognized Compensation Related to Stock Units
As of March 31, 2017, the number of all non-vested stock units outstanding, including market performance and service condition awards and service-based awards, including service-based awards assumed in connection with acquisitions, were 5,392,268. As of March 31, 2017, there was $200.2 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.46 years. See Note 5 for more information regarding the Company's acquisitions.
Non-vested Stock
During the three months ended March 31, 2016, the Company granted non-vested stock awards of 118,588 shares to its Chief Executive Officer, with a vesting period of approximately three years from the date of grant, subject to the holder’s continued employment with the Company. Non-vested stock is issued and outstanding upon grant; however, award holders are restricted from selling the shares until they vest. If the vesting conditions are not met, the award will be forfeited. Compensation expense is measured based on the closing market price of the Company’s common stock at the date of grant and is recognized on a straight-line basis over the vesting period. For the three months ended March 31, 2017, the Company recognized $0.6 million of stock-based compensation expense related to non-vested stock awards. At March 31, 2017, there was approximately $4.7 million of total unrecognized compensation expense related to these awards, which is expected to be recognized over a weighted average period of 1.76 years.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. As part of its continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Cloud product grouping. In connection with this change, during the fourth quarter of 2016, the Company performed an assessment of its goodwill reporting units and determined that the reorganization resulted in the identification of two goodwill reporting units (excluding the GoTo Business). There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2016.
On January 31, 2017, the Company completed the Spin-off of the GoTo Business and $380.9 million of the goodwill attributable to the GoTo Business as of December 31, 2016 was distributed to GetGo. As a result of the Spin-off, the Company performed an assessment of the two remaining goodwill reporting units for the quarter ended March 31, 2017 and determined that these goodwill reporting units remain unchanged. There were no indicators of impairment during the three months ended March 31, 2017. See Note 5 for more information regarding the Company's acquisitions.
The following table presents the change in goodwill during the three months ended March 31, 2017 (in thousands):

	Balance at January 1, 2017	Additions		Other	Balance at March 31, 2017
Goodwill	$1,585,893	$30,924	(1)	$—	$1,616,817

(1)	Amount relates to preliminary purchase price allocation of goodwill associated with the 2017 business combination. See Note 5 for more information regarding the Company's acquisitions.
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
Intangible assets consist of the following (in thousands):

	March 31, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$685,746	$533,834	$647,594	$520,746
Other	227,932	180,505	223,692	176,859
Total	$913,678	$714,339	$871,286	$697,605
Amortization of product-related intangible assets, which consists primarily of product-related technologies and patents, was $13.1 million and $14.1 million for the three months ended March 31, 2017 and 2016, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $3.6 million and $3.7 million for the three months ended March 31, 2017 and 2016, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of March 31, 2017 is as follows (in thousands):

Year ending December 31,	Amount
2017 (remaining nine months)	$47,484
2018	58,895
2019	38,269
2020	24,110
2021	8,149
Thereafter	22,432
Total	$199,339
10. SEGMENT INFORMATION
On January 31, 2017, Citrix completed the Spin-off of the GoTo Business. As a result, the Company re-evaluated its operating segments in the first quarter of 2017, and determined that it has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM. During the first quarter of 2017, the Company classified the results of the GoTo Business, formerly a reportable segment, as discontinued operations in its condensed consolidated statement of income for all periods presented. See Note 3 for more information regarding discontinued operations.

Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net revenues:
Workspace Services revenues(1)	$399,504	$399,514
Networking revenues(2)	193,420	195,470
Cloud revenues(3)	40,035	31,134
Professional services and other(4)	29,718	32,655
Total net revenues	$662,677	$658,773

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s application virtualization products, which include XenDesktop and XenApp, and the Company's enterprise mobility management products, which include XenMobile and related license updates and maintenance and support.

(2)	Networking revenues primarily include NetScaler ADC and NetScaler SD-WAN, and related license updates and maintenance and support.

(3)	Cloud revenues primarily include ShareFile, Podio and Citrix Cloud.

(4)	Professional services and other revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net revenues:
Americas	$391,346	$388,686
EMEA	201,852	206,931
Asia-Pacific	69,479	63,156
Total net revenues	$662,677	$658,773
11. CONVERTIBLE SENIOR NOTES
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
The initial conversion rate for the Convertible Notes was 11.1111 shares of common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of $90.00 per share of common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain issuer tender or exchange offers. As a result of the Spin-off, the conversion rate for the Convertible Notes was adjusted under the terms of the Indenture. As a result of this adjustment, the conversion rate for the Convertible Notes was re-set as of the opening of business on February 1, 2017 to 13.9061 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of $71.91 per share of common stock. Similar adjustments were made to the conversion rates for the Convertible Note Hedge and Warrant Transactions (as defined below) as of the opening of business on February 1, 2017.
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
In accounting for the transaction costs related to the Convertible Note issuance, the Company allocated the total amount incurred to the liability and equity components based on their relative values. Issuance costs attributable to the $1.4 billion liability component are being amortized to expense over the term of the Convertible Notes, and issuance costs attributable to the equity component are included along with the equity component in stockholders' equity. Additionally, a deferred tax liability of $8.2 million related to a portion of the equity component transaction costs which are deductible for tax purposes is included in Other liabilities in the accompanying condensed consolidated balance sheets.
As a result of the structure of the Reverse Morris Trust (RMT) transaction with LogMeIn, Inc., and the notification on October 10, 2016 to noteholders in accordance with the Indenture, the Convertible Notes became convertible until the earlier of (1) the close of business on the business day immediately preceding the ex-dividend date for the distribution of the outstanding shares of GetGo common stock to the Company’s stockholders by way of a pro rata dividend, and (2) the Company’s announcement that such distribution will not take place, even though the Convertible Notes were not otherwise convertible at December 31, 2016. The $1.44 billion Convertible Notes became convertible with the notice to noteholders. Accordingly, as of December 31, 2016, the carrying amount of the Convertible Notes of $1.36 billion was reclassified from Other liabilities to Current liabilities and the difference between the face value and carrying value of $79.5 million was reclassified from stockholders’ equity to temporary equity in the accompanying condensed consolidated balance sheets. The conversion period terminated as of the close of business on January 31, 2017 in connection with the Spin-off. As a result, the Convertible Notes were reclassified to Other liabilities from Current liabilities, and the amount previously recorded as Temporary equity was reclassified to Stockholders' equity as of March 31, 2017. See Note 3 for more information on the Company's separation of its GoTo Business.

The Convertible Notes consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Liability component
Principal	$1,437,483	$1,437,500
Less: note discount and issuance costs	(79,903)	(89,344)
Net carrying amount	$1,357,580	$1,348,156

Equity component
Temporary equity	$—	$79,495
Additional paid-in capital	162,869	83,374
Total equity (including temporary equity)	$162,869	$162,869
The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Contractual interest expense	$1,797	$1,797
Amortization of debt issuance costs	1,031	1,009
Amortization of debt discount	8,410	8,161
	$11,238	$10,967
See Note 7 to the Company's condensed consolidated financial statements for fair value disclosures related to the Company's Convertible Notes.
Convertible Note Hedge and Warrant Transactions
In connection with the pricing of the Convertible Notes, the Company entered into convertible note hedge transactions relating to approximately 16.0 million shares of common stock (the "Bond Hedges"), with JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (the “Option Counterparties”) and also entered into separate warrant transactions (the "Warrant Transactions") with each of the Option Counterparties relating to approximately 16.0 million shares of common stock. As a result of the Spin-off, the number of shares of the Company's common stock covered by the Bond Hedges and Warrant Transactions were adjusted to approximately 20.0 million shares.
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $120.00 per share. Subsequent to the Spin-off, the strike price of the Warrants was adjusted to a weighted-average strike price of $95.25 as of February 1, 2017. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity. As of March 31, 2017, no warrants have been exercised.
Aside from the initial payment of a premium to the Option Counterparties under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparties under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.

12. CREDIT FACILITY
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. The weighted average interest rate for the period that amounts were outstanding under the Credit Facility was 2.70%. As of March 31, 2017, there was $100.0 million outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of March 31, 2017.
13. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of March 31, 2017, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized gain on cash flow derivative instruments was $0.5 million at March 31, 2017, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The total cumulative unrealized loss on cash flow derivative instruments was $3.1 million at December 31, 2016, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 14 for more information related to comprehensive income. The net unrealized gain as of March 31, 2017 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,870	Prepaid expenses and other current assets	$460	Accrued expenses and other current liabilities	$1,306	Accrued expenses and other current liabilities	$3,816

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$210	Prepaid expenses and other current assets	$2,046	Accrued expenses and other current liabilities	$1,943	Accrued expenses and other current liabilities	$619

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended March 31, 2017
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2017	2016		2017	2016
Foreign currency forward contracts	$3,665	$3,387	Operating expenses	$(1,672)	$(1,165)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended March 31, 2017
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2017	2016
Foreign currency forward contracts	Other income (expense), net	$(3,087)	$(1,973)

Outstanding Foreign Currency Forward Contracts
As of March 31, 2017, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 6,400
Brazilian Real	BRL 8,900
Pounds Sterling	GBP 3,500
Canadian Dollar	CAD 3,250
Chinese Yuan Renminbi	CNY 62,500
Danish Krone	DKK 5,300
Euro	EUR 11,300
Hong Kong Dollar	HKD 26,000
Indian Rupee	INR 44,000
Japanese Yen	JPY 1,030,000
Singapore Dollar	SGD 10,400
Swiss Franc	CHF 32,650
14. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized (loss) gain on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2016	$(16,346)	$(3,108)	$(3,130)	$(6,120)	$(28,704)
Other comprehensive income before reclassifications	—	1,089	1,993	—	3,082
Amounts reclassified from accumulated other comprehensive loss	—	(375)	1,672	(9)	1,288
Net current period other comprehensive income	—	714	3,665	(9)	4,370
Distribution of the GoTo Business	$13,400	$—	$—	$—	$13,400
Balance at March 31, 2017	$(2,946)	$(2,394)	$535	$(6,129)	$(10,934)
Income tax expense or benefit allocated to each component of other comprehensive loss is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended March 31, 2017
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(375)	Other income (expense), net
Unrealized net losses on cash flow hedges	1,672	Operating expenses *
	$1,297
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
In March 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting of stock-based compensation to provide guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires, among other things, the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. The Company adopted this standard in the first quarter of 2017. There was no material impact upon adoption of this guidance since the recognition of income tax effects of awards was not materially different from amounts previously recorded in the Company's financial statements.
The Company’s continuing operations effective tax rate was approximately 41.4% and 15.7% for the three months ended March 31, 2017 and 2016, respectively. The increase in the effective tax rate when comparing the three months ended March 31, 2017 to the three months ended March 31, 2016 was due to a tax charge and a tax benefit unique to the period. These amounts include a $46.1 million income tax charge to establish a valuation allowance due to a change in expectation of realizability of state R&D credits arising from the separation of the GoTo Business. This charge was partially offset by a $17.8 million benefit due to the adoption of the accounting standard update requiring recognition of income tax effects related to stock-based compensation when the awards vest or settle.
The Company’s net unrecognized tax benefits totaled approximately $73.4 million and $69.8 million as of March 31, 2017 and December 31, 2016, respectively. All amounts included in the balance at March 31, 2017 for tax positions would affect the annual effective tax rate if recognized. The Company has $2.8 million accrued for the payment of interest and penalties as of March 31, 2017.
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is currently no longer subject to U.S. federal income tax examination. With few exceptions, the Company is generally not under examination for state and local income tax, or non-U.S. jurisdictions by tax authorities for years prior to 2013.
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
At March 31, 2017, the Company had approximately $163.8 million in net deferred tax assets from continuing operations. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. During the quarter ended March 31, 2017, the Company determined a $61.9 million valuation allowance relating to continuing operations deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
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

16. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $6.8 billion, of which $500.0 million was approved in January 2017. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2017, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended March 31, 2017, the Company expended approximately $500.0 million on open market purchases under the stock repurchase program, repurchasing 6,399,499 shares of outstanding common stock at an average price of $78.13.
During the three months ended March 31, 2016, the Company expended approximately $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
Shares for Tax Withholding
During the three months ended March 31, 2017, the Company withheld 691,154 shares from equity awards that vested, totaling $57.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three months ended March 31, 2016, the Company withheld 428,838 shares from equity awards that vested, totaling $32.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
17. COMMITMENTS AND CONTINGENCIES
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
18. RESTRUCTURING
The Company has implemented multiple restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which has resulted in workforce reductions and the consolidation of certain leased facilities.
For the three months ended March 31, 2017 and March 31, 2016, restructuring charges were comprised of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Employee severance and related costs	$6,446	$35,868
Consolidation of leased facilities	1,540	9,688
Total Restructuring charges	$7,986	$45,556
During the three months ended March 31, 2017, the Company incurred costs of $5.7 million related to operational initiatives designed to improve infrastructure scalability and cost saving efficiencies. The charges primarily related to employee severance. Total charges related to this initiative are expected to be approximately $16.0 million. As of March 31, 2017, total charges incurred since inception were $5.7 million.
During the three months ended March 31, 2017 and 2016, the Company incurred costs of $1.2 million and $38.5 million, respectively, primarily related to its announced plan in November 2015 to simplify the Company’s enterprise go-to-market motion and roles while improving coverage, reflect changes in the Company’s product focus, and balance resources with demand across the Company’s marketing, general and administration areas. The charges are primarily related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to this program were substantially completed as of the end of the first quarter of 2016. As of March 31, 2017, total charges related to this program incurred since inception were $76.4 million.
During the three months ended March 31, 2017 and 2016, the Company also recorded charges of $0.8 million and $7.1 million, respectively, related to its announced plan in January 2015 to increase strategic focus and operational efficiency. The charges primarily related to severance and other costs directly related to the reduction of the Company's workforce and consolidation of leased facilities. The majority of the activities related to this program were substantially completed by the end of 2015. As of March 31, 2017, total charges related to this program incurred since inception were $93.7 million.
Restructuring accruals
The activity in the Company’s restructuring accruals for the three months ended March 31, 2017 is summarized as follows (in thousands):

Total
Balance at January 1, 2017	$38,059
Restructuring charges	7,986
Payments	(4,482)
Balance at March 31, 2017	$41,563

As of March 31, 2017, the $41.6 million in outstanding restructuring accruals primarily relate to future payments for leased facilities.
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
In March 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting for stock-based compensation. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted this standard effective January 1, 2017. The impact of the adoption on the condensed consolidated financial statements was as follows:
•Income tax accounting - The Company adopted the guidance related to the recognition of excess tax benefits and deficiencies as income tax expense or benefit in the Company's condensed consolidated statements of income on a prospective basis. The Company adopted on a modified retrospective basis the recognition of previously unrecognized excess tax benefits and recorded the cumulative effect of the change as a $0.4 million increase to Retained earnings with a corresponding adjustment to Deferred tax assets, net as of January 1, 2017.
•Forfeitures - The Company elected to account for forfeitures as they occur on a modified retrospective basis, rather than estimate expected forfeitures and recorded the cumulative effect of the change as a $5.7 million decrease to Retained earnings as of January 1, 2017 with a corresponding adjustment to Additional paid-in capital.
•Cash flow presentation - The Company elected to adopt the guidance related to the presentation of excess tax benefits in the condensed consolidated statements of cash flows on a prospective basis. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the Company's condensed consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.
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
In July 2015, the Financial Accounting Standards Board issued an accounting standard update modifying the accounting for inventory. Under the new guidance, the measurement principle for inventory will change from lower of cost or market value to lower of cost and net realizable value. The standard defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard is applicable to inventory that is accounted for under the first-in, first-out method and is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard effective January 1, 2017. The adoption of this guidance did not have a significant impact on the Company’s financial position or results of operations.

In May 2014, the Financial Accounting Standards Board issued an accounting standard update on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. In July 2015, the Financial Accounting Standards Board issued an accounting standard update that defers the effective date of the new revenue recognition standard by one year. The new guidance is effective for annual reporting periods beginning on or after December 15, 2017, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company has completed its assessment of its information technology systems, data and processes related to the implementation of this accounting standard. Additionally, the Company has substantially completed its information technology system design and solution development, and has commenced implementation of the solution in the first quarter of fiscal year 2017. The Company expects to adopt the accounting standard update on a modified retrospective basis in the first quarter of fiscal year 2018, and is currently evaluating the potential impact of this standard on its financial position and results of operations. Under the new standard the Company expects to capitalize and amortize certain commissions over the expected customer life rather than expensing them as incurred. Additionally, under the new standard, the Company would be required to recognize term license revenues upfront at time of delivery rather than ratably over the related contract period. The Company expects revenue recognition related to perpetual software, hardware, cloud offerings and professional services to remain substantially unchanged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, research and development, offerings of products and services, market positioning and opportunities, headcount, customer demand, distribution and sales channels, financial information and results of operations for future periods, product and price competition, strategy and growth initiatives, seasonal factors, restructuring activities, international operations, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, tax rates, the expected benefits of acquisitions, changes in domestic and foreign economic conditions and credit markets, liquidity and debt obligations, share repurchase activity, litigation and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
During the three months ended March 31, 2017, we delivered solid progress from our operational initiatives driving leverage and a strengthened product portfolio, while continuing to see a return on our go-to market investments that drive additional growth. Additionally, we are seeing an increasing shift in the way that our products are being delivered, evolving towards a more subscription-based model.
On January 31, 2017, we completed the spin-off of our GoTo Business and subsequent merger of that business with LogMeIn, Inc. pursuant to the terms of (1) an Agreement and Plan of Merger, dated as of July 26, 2016, by and among Citrix, GetGo, Inc., a wholly-owned subsidiary of Citrix, LogMeIn, and a wholly-owned subsidiary of LogMeIn (“Merger Sub”), and (2) a Separation and Distribution Agreement, dated as of July 26, 2016, by and among Citrix, LogMeIn and GetGo. As a result of the Spin-off, we distributed approximately 26.9 million shares of GetGo common stock to our stockholders of record as of the close of business on January 20, 2017. We delivered the shares of GetGo common stock to our transfer agent, who held such shares for the benefit of our stockholders. Immediately thereafter, Merger Sub was merged with and into GetGo, with GetGo continuing as a wholly owned subsidiary of LogMeIn. As a result of the Merger, each share of GetGo common stock was converted into the right to receive one share of LogMeIn common stock. As a result of these transactions, our stockholders received approximately 26.9 million shares of LogMeIn common stock in the aggregate, or 0.171844291 of a share of LogMeIn common stock for each share of Citrix common stock held of record by our stockholders as of the close of business on January 20, 2017. No fractional shares of LogMeIn were issued, and our stockholders instead received cash in lieu of any fractional shares. The distribution of the shares of GetGo common stock to our stockholders also resulted in an adjustment to the conversion rate for our 0.500% Convertible Notes due 2019 under the terms of the related indenture. As a result of this adjustment, the conversion rate for the Convertible Notes in effect as of the opening of business on February 1, 2017 was 13.9061 shares of Citrix common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of $71.91 per share of common stock.
As a result of the Spin-off, the GoTo Business is accounted for as a discontinued operation for all periods presented.
Summary of Results
For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, a summary of our results from continuing operations included:

•	Product and licenses revenue decreased 5.2% to $191.6 million;

•	Software as a service revenue increased 24.5% to $38.7 million;

•	License updates and maintenance revenue increased 2.5% to $402.8 million;

•	Professional services revenue decreased 9.2% to $29.6 million;

•	Gross margin as a percentage of revenue remained consistent at 84.5%;

•	Operating income from continuing operations increased 28.8% to $122.6 million; and

•	Diluted net income per share from continuing operations decreased 6.4% to $0.44.
Our Product and licenses revenue decreased due to lower sales of our Networking products. Our Software as a service revenue increased primarily due to increased sales of our Cloud offerings. The increase in License updates and maintenance revenue was primarily due to increased sales of maintenance services across our Workspace Services and Delivery Networking products, partially offset by a decrease in our Subscription Advantage product and our technical and premier support as customers continue to migrate to our new software maintenance solutions. The decrease in Professional services revenue was primarily due to decreased implementation services and product training and certification related to our Workspace Services solutions. We currently expect total revenue to increase when comparing the second quarter of 2017 to the second quarter of 2016 and when comparing the 2017 fiscal year to the 2016 fiscal year. The increase in operating income from continuing operations was primarily due to the reduction in restructuring activities. The decrease in diluted net income per share from continuing operations was primarily due to a $46.1 million charge to income tax expense, partially offset by an income tax benefit of $17.8 million and an increase in operating income.
2017 Business Combination
On January 3, 2017, we acquired all of the issued and outstanding securities of Unidesk Corporation (“Unidesk”). We acquired Unidesk to enhance our application management and delivery offerings. The total cash consideration for this transaction was approximately $60.4 million, net of $2.7 million cash acquired. Transaction costs associated with the acquisition are at $0.4 million, of which we expensed $0.1 million during the three months ended March 31, 2017, which were included in General and administrative expense in the accompanying condensed consolidated statements of income.
2016 Business Combination
On September 7, 2016, we acquired all of the issued and outstanding securities of a privately held company. The acquisition provides a software solution that cuts the cost of desktop and application virtualization and delivers workspace performance by accelerating desktop logon and application response times for any Microsoft Windows-based environment. The total cash consideration for this transaction was approximately $11.5 million, net of $0.8 million cash acquired. Transaction costs were $0.4 million, none of which were recorded during the three months ended March 31, 2017. The assets related to this acquisition relate primarily to $8.2 million of product technology identifiable intangible assets with a 4 year life and goodwill of $4.7 million.
2016 Asset Acquisition
On January 8, 2016, we acquired certain monitoring technology assets from a privately-held company for total cash consideration of $23.6 million. The acquisition provides a monitoring solution for our products as it relates to Microsoft Windows applications and desktop delivery. The identifiable intangible assets acquired related primarily to product technologies.
2016 Divestiture
On February 29, 2016, we sold our CloudPlatform and CloudPortal Business Manager products to Persistent Telecom Solutions, Inc. The agreement included contingent consideration in the form of an earnout provision based on revenue for a period of five years following the closing date. Any income associated with the contingent consideration will be recognized if the earnout provisions are met. No earnout provisions were met during the three months ended March 31, 2017. Therefore, no income was recognized during the three months ended March 31, 2017.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2016, or the Annual Report, and Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies disclosed in the Annual Report.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2017
	2017	2016	vs. March 31, 2016
Revenues:
Product and licenses	$191,597	$202,033	(5.2)%
Software as a service	38,730	31,115	24.5
License updates and maintenance	402,755	393,018	2.5
Professional services	29,595	32,607	(9.2)
Total net revenues	662,677	658,773	0.6
Cost of net revenues:
Cost of product and license revenues	29,711	31,395	(5.4)
Cost of services and maintenance revenues	59,659	54,359	9.7
Amortization of product related intangible assets	13,088	14,057	(6.9)
Total cost of net revenues	102,458	99,811	2.7
Gross margin	560,219	558,962	0.2
Operating expenses:
Research and development	102,669	102,232	0.4
Sales, marketing and services	246,765	233,927	5.5
General and administrative	76,211	77,819	(2.1)
Amortization of other intangible assets	3,646	3,720	(2.0)
Restructuring	7,986	45,556	(82.5)
Separation	298	456	(34.6)
Total operating expenses	437,575	463,710	(5.6)
Income from operations	122,644	95,252	28.8
Interest income	5,612	3,751	49.6
Interest expense	11,553	11,155	3.6
Other income (expense), net	3,326	(1,003)	(431.6)
Income from continuing operations before income taxes	120,029	86,845	38.2
Income tax expense	49,704	13,591	265.7
Income from continuing operations	70,325	73,254	(4.0)
(Loss) income from discontinued operations, net of income tax expense of $2,900 and $5,493, respectively	(42,704)	10,209	(518.3)
Net income	$27,621	$83,463	(66.9)

Revenues
Net revenues include Product and licenses, License updates and maintenance, Professional services and SaaS revenues related to our Cloud offerings. Product and licenses primarily represent fees related to the licensing of the following major products:

•
Workspace Services is primarily comprised of our Application Virtualization products which include XenDesktop and XenApp, our Enterprise Mobility Management products which include XenMobile products and Workspace Suite;

•	Networking primarily includes NetScaler ADC and Netscaler SD-WAN; and

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

•
Effective July 2017, Customer Success Services will replace Software Maintenance and Subscription Advantage and will provide a higher standard of service that empowers customer success whether in the cloud, on-premises or in a hybrid environment through additional services. Customer Success Services gives customers a choice of tiered support offerings that combine the elements of product version upgrades, guidance, enablement, support and proactive monitoring to help our customers and our partners fully realize their business goals. Fees associated with this offering are recognized ratably over the term of the contract.

Professional services are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.
Our SaaS revenues, which are recognized ratably over the contractual term, primarily consist of fees related to our Cloud offerings, primarily ShareFile.

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2017
	2017	2016	vs. March 31, 2016
	(In thousands)
Product and licenses	$191,597	$202,033	$(10,436)
Software as a service	38,730	31,115	7,615
License updates and maintenance	402,755	393,018	9,737
Professional services	29,595	32,607	(3,012)
Total net revenues	$662,677	$658,773	$3,904
Product and Licenses
Product and licenses revenue decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to lower sales of our Networking products. We currently expect Product and licenses revenue to decrease when comparing the second quarter of 2017 to the second quarter of 2016.

Software as a Service
Software as a service revenue increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to increased sales of our Cloud offerings. We currently expect Software as a service revenue to increase when comparing the second quarter of 2017 to the second quarter of 2016.
License Updates and Maintenance
In October 2016, we announced the launch of Customer Success Services, which replaced Software Maintenance and provides a higher standard of service that empowers customer success whether in the cloud, on-premises or in a hybrid environment through additional services providing expert guidance, proactive monitoring and enablement. In connection with this launch, beginning in 2017, our customers began migrating from the Subscription Advantage and Software Maintenance programs to this new offering.
License updates and maintenance revenue increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in hardware and software maintenance revenues of $64.7 million, primarily driven by increased sales of maintenance revenues across our Workspace Services and Networking products, partially offset by a decrease in our Subscription Advantage product of $45.8 million and our technical and premier support of $9.2 million. These results are due to our new Customer Success Services offering discussed above. We currently expect License updates and maintenance revenue to increase when comparing the second quarter of 2017 to the second quarter of 2016.
Professional Services
The decrease in Professional services revenue when comparing the three months ended March 31, 2017 to the three months ended March 31, 2016 was primarily due to decreased implementation services and product training and certification related to our Workspace Services products. We currently expect Professional services revenue to decrease slightly when comparing the second quarter of 2017 to the second quarter of 2016.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from maintenance fees, which include software and hardware maintenance, our Subscription Advantage product and technical support. Deferred revenues also include SaaS revenue primarily from our Cloud offerings and Professional services revenue primarily related to our consulting contracts.
Deferred revenues decreased approximately $20.6 million as of March 31, 2017 compared to December 31, 2016 primarily due to a decrease in sales of our Subscription Advantage product of $72.9 million and a decrease in technical and premier support of $11.9 million, partially offset by an increase in sales of our software maintenance offerings of $62.9 million.
International Revenues
International revenues (sales outside the United States) accounted for approximately 45.3% of our net revenues for the three months ended March 31, 2017, and 45.9% of our net revenues for the three months ended March 31, 2016. The decrease in our international revenues as a percentage of our net revenues for the periods presented is not significant. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Cost of Net Revenues

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2017
	2017	2016	vs. March 31, 2016
	(In thousands)
Cost of product and license revenues	$29,711	$31,395	$(1,684)
Cost of services and maintenance revenues	59,659	54,359	5,300
Amortization of product related intangible assets	13,088	14,057	(969)
Total cost of net revenues	$102,458	$99,811	$2,647
Cost of product and license revenues consists primarily of hardware, shipping expense, royalties, product media and duplication, manuals and packaging materials. Cost of services and maintenance revenues consists primarily of compensation and other personnel-related costs of providing technical support and consulting, as well as the costs related to providing our software as a service offerings. Also included in Cost of net revenues is amortization of product related intangible assets.
Cost of product and license revenues decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to lower overall sales of our Networking products, which contains hardware components that have a higher cost than our software products. We currently expect a decrease in Cost of product and license revenues when comparing the second quarter of 2017 to the second quarter of 2016 consistent with the expected decrease in Product and licenses revenue.
Cost of services and maintenance revenues increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in sales of our Cloud offerings. We currently expect Cost of services and maintenance revenues to increase when comparing the second quarter of 2017 to the second quarter of 2016, consistent with the expected increases in Software as a service revenue and License updates and maintenance revenue as discussed above.
Gross Margin
Gross margin as a percentage of revenue was 84.5% for the three months ended March 31, 2017 and 84.8% for the three months ended March 31, 2016. The change in gross margin when comparing the three months ended March 31, 2017 to March 31, 2016 was not significant.
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
Research and Development Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2017
	2017	2016	vs. March 31, 2016
	(In thousands)
Research and development	$102,669	$102,232	$437
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in compensation and other employee-related costs of $4.0 million primarily related to a net increase in headcount and an increase in stock-based compensation of $1.9 million. These increases are partially offset by a decrease in facility and equipment costs of $3.3 million and consulting fees of $2.2 million.
Sales, Marketing and Services Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2017
	2017	2016	vs. March 31, 2016
	(In thousands)
Sales, marketing and services	$246,765	$233,927	$12,838

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
Sales, marketing and services expenses increased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to an increase in compensation and other employee-related costs, including variable compensation, of $9.8 million primarily related to a net increase in headcount, an increase in cloud infrastructure costs of $2.8 million and an increase in marketing programs of $2.4 million. These increases are partially offset by a decrease in certain facility and depreciation costs of $4.9 million.
General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2017
	2017	2016	vs. March 31, 2016
	(In thousands)
General and administrative	$76,211	$77,819	$(1,608)
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses decreased for the three months ended March 31, 2017 compared to the three and months ended March 31, 2016 primarily due to a decrease in stock-based compensation of $3.9 million, partially offset by an increase in certain facility and information technology related costs of $1.9 million.
Restructuring Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2017
	2017	2016	vs. March 31, 2016
	(In thousands)
Restructuring	$7,986	$45,556	$(37,570)

During the three months ended March 31, 2017, we incurred costs of $5.7 million related to operational initiatives designed to improve infrastructure scalability and cost saving efficiencies. The charges primarily related to employee severance. Total charges related to this initiative are expected to be approximately $16.0 million. As of March 31, 2017, total charges incurred since inception were $5.7 million.
During the three months ended March 31, 2017 and 2016, we incurred costs of $1.2 million and $38.5 million, respectively, primarily related to our announced plan in November 2015 to simplify our enterprise go-to-market motion and roles while improving coverage, reflect changes in our product focus, and balance resources with demand across our marketing, general and administration areas. The charges are primarily related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to this program were substantially completed as of the end of the first quarter of 2016. As of March 31, 2017, total charges related to this program incurred since inception were $76.4 million.
During the three months ended March 31, 2017 and 2016, we also recorded charges of $0.8 million and $7.1 million, respectively, related to our announced plan in January 2015 to increase strategic focus and operational efficiency. The charges primarily related to the severance and other costs directly related to the reduction of our workforce and consolidation of leased facilities. The majority of the activities related to this program were substantially completed by the end of 2015. As of March 31, 2017, total charges related to this program incurred since inception were $93.7 million. For more information, see Note 18 to our condensed consolidated financial statements.

2017 Operating Expense Outlook
When comparing the second quarter of 2017 to the second quarter of 2016, we currently expect an overall increase in Operating expenses with an expected increase in Sales, marketing and services related to go-to market investments to drive growth, while remaining at consistent levels across the other functional areas.
Interest Income

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2017
	2017	2016	vs. March 31, 2016
	(In thousands)
Interest income	$5,612	$3,751	$1,861
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to overall balances and higher yields on investments. See Note 6 for investment information.
Other Income (Expense), Net

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2017
	2017	2016	vs. March 31, 2016
	(In thousands)
Other income (expense), net	$3,326	$(1,003)	$4,329
Other income (expense), net is primarily comprised of gains (losses) from remeasurement of foreign currency transaction, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other income (expense), net during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily driven by a decrease in net losses on remeasurement and settlements of foreign currency transactions.
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
In March 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting of stock-based compensation to provide guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires, among other things, the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. We adopted this standard in the first quarter of 2017. There was no material impact upon adoption of this guidance since the recognition of income tax effects of awards was not materially different from amounts previously recorded in our financial statements.
Our continuing operations effective tax rate was approximately 41.4% and 15.7% for the three months ended March 31, 2017 and 2016, respectively. The increase in the effective tax rate when comparing the three months ended March 31, 2017 to the three months ended March 31, 2016 was due to a tax charge and a tax benefit unique to the period. These amounts include a $46.1 million income tax charge to establish a valuation allowance due to a change in expectation of realizability of state R&D credits arising from the separation of the GoTo Business. This charge was partially offset by a $17.8 million benefit due to the adoption of the accounting standard update requiring recognition of income taxes related to stock-based compensation when the awards vest or settle.

Our net unrecognized tax benefits totaled approximately $73.4 million and $69.8 million as of March 31, 2017 and December 31, 2016 respectively. All amounts included in the balance at March 31, 2017 for tax positions would affect the annual effective tax rate if recognized. We have $2.8 million accrued for the payment of interest and penalties as of March 31, 2017.
We and one or more of our subsidiaries are subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. We are currently not subject to a U.S. federal income tax examination. With few exceptions, we are generally not under examination for state and local income tax, or non-U.S. jurisdictions by tax authorities for years prior to 2013.
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
At March 31, 2017, we had approximately $163.8 million in net deferred tax assets from continuing operations. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. During the quarter ended March 31, 2017, we determined a $61.9 million valuation allowance relating to continuing operations deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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
Liquidity and Capital Resources
During the three months ended March 31, 2017, we generated continuing operating cash flows of $291.5 million. These continuing operating cash flows related primarily to net income from continuing operations of $70.3 million, adjusted for, among other things, deferred income tax expense of $67.5 million, non-cash charges, depreciation and amortization expenses of $39.9 million, and stock-based compensation expense of $34.8 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $72.8 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an inflow in accounts receivable of $197.4 million driven by an increase in collections from higher prior period bookings. These inflows are partially offset by changes in income taxes, net of $30.2 million mostly due to an increase in prepaid taxes and a decrease in income taxes payable, changes in accrued expenses and other liabilities $28.0 million primarily due to a decrease in employee-related accruals, changes in deferred revenue of $26.1 million, and a decrease in prepaid expenses and other current assets of $22.7 million. Our continuing investing activities provided $168.6 million of cash consisting primarily of net proceeds from the sale of investments of $250.8 million, partially offset by cash paid for acquisitions of $60.4 million and cash paid for the purchase of property and equipment of $19.7 million. Our financing activities used cash of $466.5 million primarily due to cash paid for stock repurchases of $500.0 million, cash paid for tax withholding on vested stock awards of $34.9 million, and the transfer of cash to the GoTo Business resulting from the separation of $28.5 million, partially offset by proceeds from the credit facility $100.0 million.
During the three months ended March 31, 2016, we generated continuing operating cash flows of $307.5 million. These continuing operating cash flows related primarily to net income from continuing operations of $73.3 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $44.5 million and stock-based compensation expense of $36.1 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $144.4 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an inflow in accounts receivable of $218.8 million driven by an increase in collections from higher prior period bookings, partially offset by changes in deferred revenue of $43.1 million and prepaid expenses and other current assets of $22.9 million. Our continuing investing activities used $142.7 million of cash consisting primarily of net purchases from investments of $92.5 million, cash paid for the purchase of property and equipment of $26.3 million, and cash paid for licensing agreements and technology $24.1 million. Our financing activities used cash of $39.2 million primarily due to cash paid for stock repurchases of $28.7 million and cash paid for tax withholding on vested stock awards of $22.4 million, partially offset by the issuance of common stock under our employee stock-based compensation plans of $6.0 million.
Credit Facility
On January 7, 2015, we entered into a credit agreement, or Credit Agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years. During the three ended March 31, 2017, we drew $100.0 million, which remains outstanding as of March 31, 2017. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement. The weighted average interest rate for the period that amounts were outstanding under the Credit Facility was 2.70%.
The Credit Agreement requires us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. In addition, the Credit Agreement contains customary representations and warranties. Please see Note 12 to our condensed consolidated financial statements for additional details on our Credit Agreement.
Convertible Senior Notes
In April 2014, we completed a private placement of $1.44 billion principal amount of 0.500% Convertible Senior Notes due 2019, or the Convertible Notes. The net proceeds from this offering were approximately $1.42 billion (including the proceeds from the Over-Allotment Option), after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. We used approximately $82.6 million of the net proceeds to pay the cost of certain bond hedges entered into in connection with the offering (after such cost was partially offset by the proceeds to us from certain warrant transactions). Please see Note 11 to our condensed consolidated financial statements for additional details on the Convertible Notes offering and the related bond hedges and warrant transactions.
We used the remainder of the net proceeds from the offering and a portion of our existing cash and investments to purchase an aggregate of approximately $1.5 billion of our common stock under our share repurchase program. We used approximately $101.0 million to purchase shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of our common stock through an accelerated share repurchase transaction, or the ASR, which we entered into with Citibank, N.A., or Citibank, on April 25, 2014.
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
The conversion period for the Convertible Notes that commenced on October 10, 2016 in connection with the distribution terminated as of the close of business on January 31, 2017. As a result, the Convertible Notes were reclassified to Other liabilities from Current liabilities and the amount previously recorded as Temporary equity was reclassified to Stockholders' equity as of March 31, 2017. The distribution also resulted in an adjustment to the conversion rate for the Convertible Notes under the terms of the Indenture. As a result of this adjustment, the conversion rate for the Convertible Notes was re-set as of the opening of business on February 1, 2017 to 13.9061 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of $71.91 per share of common stock. Similar adjustments were made to the conversion rates for the convertible note hedge and warrant transactions as of the opening of business on February 1, 2017.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2017. We believe that our existing cash and investments together with cash flows expected from continuing operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions, potential redemption of our Convertible Notes and for general corporate purposes.
Cash, Cash Equivalents and Investments

	March 31, 2017	December 31, 2016	2017 Compared to 2016
	(In thousands)
Cash, cash equivalents and investments	$2,366,252	$2,543,160	$(176,908)
The decrease in Cash, cash equivalents and investments when comparing March 31, 2017 to December 31, 2016, is primarily due to cash paid for stock repurchases of $500.0 million, cash paid for acquisitions of $60.4 million, cash paid for tax withholding on vested stock awards of $34.9 million, transfer of $28.5 million in cash to the GoTo Business resulting from the separation, and the purchase of property and equipment of $19.7 million, partially offset by cash provided by our continuing operating activities of $291.5 million and proceeds from our credit facility of $100.0 million.
As of March 31, 2017, $2.26 billion of the $2.37 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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

Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended March 31, 2017, certain cost method investments with a combined carrying value of $2.6 million were determined to be impaired and written down to their estimated fair values of $1.2 million. Accordingly, we recorded $1.4 million of impairment charges during the three months ended March 31, 2017, which are included in Other income (expense), net in the accompanying condensed consolidated statements of income. For the three months ended March 31, 2016, we determined that certain cost method investments were impaired and recorded a charge of $0.3 million, which was included in Other income (expense), net in the accompanying condensed consolidated statements of income. In determining the fair value of cost method investments, we consider many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, we measure the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. These non-recurring fair value measurements are categorized as Level 3 significant unobservable inputs. See Note 9 to our condensed consolidated financial statements for detailed information related to Goodwill and Other Intangible Assets.
Accounts Receivable, Net

	March 31, 2017	December 31, 2016	2017 Compared to 2016
	(In thousands)
Accounts receivable	$491,204	$687,089	$(195,885)
Allowance for returns	(1,598)	(1,994)	396
Allowance for doubtful accounts	(3,837)	(3,889)	52
Accounts receivable, net	$485,769	$681,206	$(195,437)
The decrease in Accounts receivable, net, when comparing March 31, 2017 to December 31, 2016 was primarily due to lower bookings during the three months ended March 31, 2017. The activity in our Allowance for returns was comprised primarily of $1.6 million in credits issued for returns during the three month period ended March 31, 2017, partially offset by $1.2 million of provisions for returns recorded during the three month period ended March 31, 2017. The activity in our Allowance for doubtful accounts was comprised primarily of $1.0 million of uncollectible accounts written off, net of recoveries during the three month period ended March 31, 2017, partially offset by $0.9 million in provisions for doubtful accounts. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.8 billion, of which $500.0 million was approved in January 2017. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At March 31, 2017, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from employee stock option exercises and the related tax benefit.

We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended March 31, 2017, we expended approximately $500.0 million on open market purchases under the stock repurchase program, repurchasing 6,399,499 shares of outstanding common stock at an average price of $78.13.
During the three months ended March 31, 2016, we expended approximately $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
Shares for Tax Withholding
During the three months ended March 31, 2017, we withheld 691,154 shares from equity awards that vested, totaling $57.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three months ended March 31, 2016, we withheld 428,838 shares from equity awards that vested, totaling $32.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended March 31, 2017 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2017, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2017, we implemented a series of changes to our information technology environment, which includes our financial reporting systems as a result of the spin-off of the GoTo Business. Additionally, during the first quarter of fiscal year 2017, we completed the implementation of a new payroll system. In conjunction with the implementation, we modified processes impacted by the new system, such as transaction processing, user access security, authorization procedures and system reporting.

Except as described above, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting during the quarter March 31, 2017.

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
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission on February 16, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.8 billion, of which $500.0 million was approved in January 2017. The objective of the stock repurchase program is to improve stockholders’ returns. As of March 31, 2017, approximately $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended March 31, 2017:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
January 1, 2017 through January 31, 2017	40,086	$90.60	—	$904,006
February 1, 2017 through February 28, 2017	6,638,157	78.16	6,399,499	404,006
March 1, 2017 through March 31, 2017	412,410	83.61	—	404,006
Total	7,090,653		6,399,499	404,006

(1)
Represents shares acquired in open market purchases and 691,154 shares withheld from restricted stock units and stock awards that vested in the first quarter of 2017 to satisfy minimum tax withholding obligations that arose on the vesting of such restricted stock units and stock awards. We expended approximately $500.0 million in open market share repurchases during the quarter ended March 31, 2017. For more information see Note 16 to our condensed consolidated financial statements.

(2)
Shares withheld from restricted stock units and stock awards that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 5.	OTHER INFORMATION
Rule 10b5-1 Trading Plans
Not applicable.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

10.1*
Employment Agreement, dated January 18, 2017, by and between Citrix Systems, Inc. and Robert M. Calderoni (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 20, 2017)

10.2*
Form of Executive Agreement by and between Citrix Systems, Inc. and each of David J. Henshall, Carlos E. Sartorius and Timothy Minahan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 20, 2017)

10.3*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards)

10.4*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangements.
†	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of May, 2017.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*
Employment Agreement, dated January 18, 2017, by and between Citrix Systems, Inc. and Robert M. Calderoni (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on January 20, 2017)

10.2*
Form of Executive Agreement by and between Citrix Systems, Inc. and each of David J. Henshall, Carlos E. Sartorius and Timothy Minahan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on January 20, 2017)

10.3*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards)

10.4*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1†	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangements.
†	Furnished herewith.