Form 10-Q
period 2017-06-30
CITRIX SYSTEMS INC
filed 2017-08-04
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2017, there were 151,511,325 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2017

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$844,771	$836,095
Short-term investments, available-for-sale	511,092	726,923
Accounts receivable, net of allowances of $4,048 and $5,883 at June 30, 2017 and December 31, 2016, respectively	541,315	681,206
Inventories, net	13,229	12,522
Prepaid expenses and other current assets	176,080	124,842
Current assets of discontinued operations	—	179,689
Total current assets	2,086,487	2,561,277
Long-term investments, available-for-sale	1,045,384	980,142
Property and equipment, net	252,925	261,954
Goodwill	1,617,105	1,585,893
Other intangible assets, net	187,550	173,681
Deferred tax assets, net	177,375	233,900
Other assets	64,083	54,449
Long-term assets of discontinued operations	—	538,931
Total assets	$5,430,909	$6,390,227
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$65,265	$72,724
Accrued expenses and other current liabilities	240,808	256,799
Income taxes payable	4,724	39,771
Current portion of deferred revenues	1,205,692	1,208,229
Short-term debt	30,000	—
Convertible notes, short-term	—	1,348,156
Current liabilities of discontinued operations	—	172,670
Total current liabilities	1,546,489	3,098,349
Long-term portion of deferred revenues	510,209	476,135
Convertible notes, long-term	1,367,092	—
Other liabilities	125,418	119,813
Long-term liabilities of discontinued operations	—	7,708
Commitments and contingencies
Temporary equity from Convertible notes	—	79,495
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 304,891 and 302,851 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	305	303
Additional paid-in capital	4,922,187	4,761,588
Retained earnings	3,663,732	4,010,737
Accumulated other comprehensive loss	(8,779)	(28,704)
	8,577,445	8,743,924
Less - common stock in treasury, at cost (153,687 and 146,552 shares at June 30, 2017 and December 31, 2016, respectively)	(6,695,744)	(6,135,197)
Total stockholders' equity	1,881,701	2,608,727
Total liabilities, temporary equity and stockholders' equity	$5,430,909	$6,390,227
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share information)
Revenues:
Product and licenses	$211,009	$219,507	$402,606	$421,540
Software as a service	41,513	32,764	80,243	63,879
License updates and maintenance	409,028	386,864	811,783	779,882
Professional services	31,677	34,852	61,272	67,459
Total net revenues	693,227	673,987	1,355,904	1,332,760
Cost of net revenues:
Cost of product and license revenues	32,735	33,623	62,446	65,018
Cost of services and maintenance revenues	64,167	59,178	123,826	113,537
Amortization of product related intangible assets	12,410	14,390	25,498	28,447
Total cost of net revenues	109,312	107,191	211,770	207,002
Gross margin	583,915	566,796	1,144,134	1,125,758
Operating expenses:
Research and development	106,696	100,651	209,365	202,883
Sales, marketing and services	268,300	245,921	515,065	479,848
General and administrative	81,146	78,883	157,655	157,158
Amortization of other intangible assets	3,692	3,822	7,338	7,542
Restructuring	2,140	3,580	10,126	49,136
Total operating expenses	461,974	432,857	899,549	896,567
Income from operations	121,941	133,939	244,585	229,191
Interest income	5,560	4,164	11,172	7,915
Interest expense	(12,007)	(11,196)	(23,560)	(22,351)
Other (expense) income, net	(1,141)	(272)	2,185	(1,275)
Income from continuing operations before income taxes	114,353	126,635	234,382	213,480
Income tax expense	5,524	20,346	55,228	33,937
Income from continuing operations	108,829	106,289	179,154	179,543
Income (loss) from discontinued operations, net of income taxes	—	14,609	$(42,704)	$24,818
Net income	$108,829	$120,898	$136,450	$204,361
Basic earnings (loss) per share:
Income from continuing operations	$0.72	$0.69	$1.18	$1.16
Income (loss) from discontinued operations	—	0.09	(0.28)	0.16
Basic net earnings per share	$0.72	$0.78	$0.90	$1.32

Diluted earnings (loss) per share:
Income from continuing operations	$0.70	$0.68	$1.14	$1.15
Income (loss) from discontinued operations	—	0.09	(0.27)	0.16
Diluted net earnings per share:	$0.70	$0.77	$0.87	$1.31

Weighted average shares outstanding:
Basic	151,212	154,998	152,247	154,485
Diluted	156,036	156,666	157,239	156,258

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$108,829	$120,898	$136,450	$204,361
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains	350	1,793	1,440	5,892
Less: reclassification adjustment for net gains included in net income	(85)	(270)	(460)	(292)
Net change (net of tax effect)	265	1,523	980	5,600
Loss on pension liability	—	—	(9)	—
Cash flow hedges:
Change in unrealized gains (losses)	1,884	(2,218)	3,876	4
Less: reclassification adjustment for net losses (gains) included in net income	6	(142)	1,678	1,023
Net change (net of tax effect)	1,890	(2,360)	5,554	1,027
Other comprehensive income (loss)	2,155	(837)	6,525	6,627
Comprehensive income	$110,984	$120,061	$142,975	$210,988

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Operating Activities
Net income	$136,450	$204,361
Loss (income) from discontinued operations	42,704	(24,818)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	97,403	112,465
Stock-based compensation expense	75,487	74,428
Excess tax benefit from stock-based compensation	—	(10,308)
Deferred income tax expense (benefit)	56,584	(9,508)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(6,049)	(2,242)
Other non-cash items	7,812	2,801
Total adjustments to reconcile net income to net cash provided by operating activities	231,237	167,636
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	140,471	162,958
Inventories	(1,398)	(1,463)
Prepaid expenses and other current assets	(5,957)	(13,672)
Other assets	(9,597)	2,597
Income taxes, net	(73,567)	45,392
Accounts payable	(9,272)	(24,532)
Accrued expenses and other current liabilities	(20,536)	13,368
Deferred revenues	26,084	(28,052)
Other liabilities	(790)	(2,525)
Total changes in operating assets and liabilities, net of the effects of acquisitions	45,438	154,071
Net cash provided by operating activities of continuing operations	455,829	501,250
Net cash (used in) provided by operating activities of discontinued operations	(56,070)	67,077
Net cash provided by operating activities	399,759	568,327
Investing Activities
Purchases of available-for-sale investments	(590,004)	(907,498)
Proceeds from sales of available-for-sale investments	562,098	446,932
Proceeds from maturities of available-for-sale investments	179,330	322,100
Purchases of property and equipment	(38,650)	(48,687)
Cash paid for acquisitions, net of cash acquired	(60,449)	—
Cash paid for licensing agreements and technology	(5,155)	(24,577)
Other	987	544
Net cash provided by (used in) investing activities of continuing operations	48,157	(211,186)
Net cash used in investing activities of discontinued operations	(3,891)	(28,249)
Net cash provided by (used in) investing activities	44,266	(239,435)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	1,490	30,559
Proceeds from credit facility	125,000	—
Repayment of credit facility	(95,000)	—
Repayment of acquired debt	(4,000)	—
Excess tax benefit from stock-based compensation	—	10,308
Stock repurchases, net	(500,000)	(28,689)
Cash paid for tax withholding on vested stock awards	(60,547)	(43,842)
Transfer of cash to GoTo Business resulting from the separation	(28,523)	—
Net cash used in financing activities	(561,580)	(31,664)
Effect of exchange rate changes on cash and cash equivalents	5,370	486
Change in cash and cash equivalents	(112,185)	297,714
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $120,861 and $57,762, respectively	956,956	368,518
Cash and cash equivalents at end of period	844,771	666,232
Less cash of discontinued operations	—	(71,126)
Cash and cash equivalents at end of period	$844,771	$595,106
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
The Company's revenues are derived from sales of its Workspace Services products, Networking products (formerly Delivery Networking), Data offerings (formerly Cloud) and related License updates and maintenance and Professional services. Prior to the Spin-off, the Company also derived its revenues from sales of the GoTo Business, which were delivered as cloud-based Software as a service ("SaaS"), and included Communications Cloud and Workflow Cloud service offerings. Subsequent to the Spin-off, the Company determined that it has one reportable segment. The Company identified its segment using the “management approach” which designates the internal organization that is used by management for making operating decisions and assessing performance. See Note 10 for more information on the Company's segments.
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
Available-for-sale Investments
Short-term and long-term available-for-sale investments as of June 30, 2017 and December 31, 2016 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
In the normal course of business, the Company is not obligated to accept product returns from its resellers or end customers under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to $0.9 million and $2.0 million at June 30, 2017 and December 31, 2016, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. Prior to January 1, 2015, the functional currency of the Company’s wholly-owned foreign subsidiaries of its former GoTo Business was the currency of the country in which each subsidiary is located. The Company translated assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date and included accumulated net translation adjustments in equity as a component of Accumulated other comprehensive loss. As a result of the change in functional currency, the gains and losses that were previously recorded in Accumulated other comprehensive loss prior to January 1, 2015 were kept constant. As a result of the Spin-off, accumulated net translation adjustments associated with the GoTo Business recorded in Accumulated other comprehensive loss of $13.4 million were reclassified to Retained earnings during the period ended June 30, 2017. See Note 3 for additional information regarding discontinued operations.

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
3. DISCONTINUED OPERATIONS
On January 31, 2017, the Company completed the Spin-off of the GoTo Business. Refer to Note 1 for additional information regarding the Spin-off. The financial results of the GoTo Business are presented as Income (loss) from discontinued operations, net of income taxes in the condensed consolidated statements of income. The following table presents the financial results of the GoTo Business through the date of the Spin-off for the indicated periods and do not include corporate overhead allocations:
Major classes of line items constituting Income (loss) from discontinued operations related to the GoTo Business

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2017	2016
	(in thousands)
Net revenues	$168,993	$58,215	$335,898
Cost of net revenues	37,131	15,456	76,412
Gross margin	131,862	42,759	259,486
Operating expenses:
Research and development	24,110	9,108	45,837
Sales, marketing and services	52,528	20,881	111,349
General and administrative	18,626	7,636	31,586
Amortization of other intangible assets	3,464	1,176	7,138
Restructuring	436	3,189	945
Separation	13,550	40,573	27,781
Total operating expenses	112,714	82,563	224,636
Income (loss) from discontinued operations before income taxes	19,148	(39,804)	34,850
Income tax expense	4,539	2,900	10,032
Income (loss) from discontinued operations, net of income tax	$14,609	$(42,704)	$24,818
The Company incurred significant costs in connection with the separation of its GoTo Business. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation of the GoTo Business. During the three months ended June 30, 2016, the Company also incurred an additional $13.6 million of separation costs, which are included in discontinued operations. During the six months ended June 30, 2017 and 2016, the Company incurred $40.6 million and $27.8 million, respectively, of separation costs, which are included in discontinued operations. During the three months ended June 30, 2017 and 2016, the Company incurred $0.2 million and $0.4 million of separation costs, respectively, which are included in continuing operations. During the six months ended June 30, 2017 and 2016, the Company incurred $0.5 million and $0.8 million of separation costs, respectively, which are included in continuing operations.
The assets and liabilities of the GoTo Business were re-classified as discontinued operations as of December 31, 2016.

Carrying amounts of major classes of assets and liabilities included as part of discontinued operations related to the GoTo Business

December 31, 2016
(in thousands)
Assets
Current assets:
Cash	$120,861
Accounts receivable, net	44,734
Prepaid expenses and other current assets	14,094
Total current assets of discontinued operations	179,689
Property and equipment, net	81,866
Goodwill	380,917
Other intangible assets, net	54,312
Deferred tax assets, net	18,496
Other assets	3,340
Long-term assets of discontinued operations	$538,931
Total major classes of assets of discontinued operations	$718,620

Liabilities
Current liabilities:
Accounts payable	$11,333
Accrued expenses and other current liabilities	46,088
Current portion of deferred revenues	115,249
Total current liabilities of discontinued operations	172,670
Long-term portion of deferred revenues	4,224
Other liabilities	3,484
Long-term liabilities of discontinued operations	$7,708
Total major classes of liabilities of discontinued operations	$180,378
As a result of the Spin-off, the Company recorded a $478.2 million reduction in retained earnings which included net assets of $464.8 million. Of this amount, $28.5 million represents cash transferred to the GoTo Business, with the remainder considered a non-cash activity in the Condensed Consolidated Statements of Cash Flows. In accordance with the definitive agreements governing the Spin-off, the Company continues to evaluate certain assets and liabilities, which is expected to be finalized in the third quarter of fiscal year 2017. The Spin-off also resulted in a reduction of Accumulated other comprehensive loss associated with foreign currency translation adjustments of $13.4 million, which was reclassified to Retained earnings.
Citrix and GetGo entered into several agreements in connection with the Spin-off, including a transition services agreement ("TSA"), separation and distribution agreement, tax matters agreement, intellectual property matters agreement, and an employee matters agreement. Pursuant to the TSA, Citrix, GetGo and their respective subsidiaries are providing various services to each other on an interim, transitional basis. Services being provided by Citrix include, among others, finance, information technology and certain other administrative services. The services generally commenced on February 1, 2017 and are generally expected to terminate within 12 months of that date. Billings by Citrix under the TSA were not material for the three or six months ended June 30, 2017.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$108,829	$106,289	$179,154	$179,543
Income (loss) from discontinued operations, net of income taxes	—	14,609	(42,704)	24,818
Net income	$108,829	$120,898	$136,450	$204,361
Denominator:
Denominator for basic net earnings per share - weighted-average shares outstanding	151,212	154,998	152,247	154,485
Effect of dilutive employee stock awards	2,180	1,668	2,815	1,773
Effect of dilutive Convertible Notes	2,644	—	2,177	—
Denominator for diluted net earnings per share - weighted-average shares outstanding	156,036	156,666	157,239	156,258

Basic earnings (loss) per share:
Income from continuing operations	$0.72	$0.69	$1.18	$1.16
Income (loss) from discontinued operations	—	0.09	(0.28)	0.16
Basic net earnings per share	$0.72	$0.78	$0.90	$1.32
Diluted earnings (loss) per share:
Income from continuing operations	$0.70	$0.68	$1.14	$1.15
Income (loss) from discontinued operations	—	0.09	(0.27)	0.16
Diluted net earnings per share:	$0.70	$0.77	$0.87	$1.31
Anti-dilutive weighted-average shares from stock awards	274	296	977	574
The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include common stock issuable upon the exercise of the Company's warrants. The effects of these potentially issuable shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share, if applicable, because upon conversion the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price. Prior to the separation of the GoTo Business on January 31, 2017, the conversion price was $90.00 per share. As a result of the Spin-off, the conversion rate for the Convertible Notes was re-set as of the opening of business on February 1, 2017 to 13.9061 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of $71.91 per share of common stock. Similar adjustments were made to the conversion rates for the Convertible Note Hedge and Warrant Transactions as of the opening of business on February 1, 2017. For the three and six months ended June 30, 2017, the average market price of the Company's common stock exceeded the new conversion price, therefore the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share. For the three and six months ended June 30, 2016, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the prior conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 11 to the Company's condensed consolidated financial statements for detailed information on the Convertible Notes offering.

5. ACQUISITIONS AND DIVESTITURES
2017 Business Combination
On January 3, 2017, the Company acquired all of the issued and outstanding securities of Unidesk Corporation (“Unidesk” or the “2017 Business Combination"). Citrix acquired Unidesk to enhance its application management and delivery offerings. The total cash consideration for this transaction was $60.4 million, net of $2.7 million cash acquired. Transaction costs associated with the acquisition were $0.4 million. No transaction costs were incurred during the three months ended June 30, 2017. The Company expensed $0.1 million of transaction costs during the six months ended June 30, 2017, which were included in General and administrative expense in the accompanying condensed consolidated statements of income.
Purchase Accounting for the 2017 Business Combination
The purchase price for Unidesk was allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Unidesk
	Purchase Price Allocation	Asset Life
Current assets	$5,321
Property and equipment	131
Intangible assets	39,470	4 years
Goodwill	31,212	Indefinite
Other assets	90
Assets acquired	76,224
Other current liabilities assumed	2,290
Current portion of deferred revenues	3,042
Long term portion of deferred revenues	2,412
Long-term liabilities assumed	4,086
Deferred taxes	1,247
Net assets acquired	$63,147
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

2016 Business Combination
On September 7, 2016, the Company acquired all of the issued and outstanding securities of a privately held company. The acquisition provides a software solution that cuts the cost of desktop and application virtualization and delivers workspace performance by accelerating desktop logon and application response times for any Microsoft Windows-based environment. The total cash consideration for this transaction was $11.5 million, net of $0.8 million cash acquired. Transaction costs were $0.4 million, none of which were incurred during the three and six months ended June 30, 2017. The Company expensed $0.1 million of transaction costs during the three and six months ended June 30, 2016. The assets related to this acquisition relate primarily to $8.2 million of product technology identifiable intangible assets with a 4 year life and goodwill of $4.7 million.
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
2016 Divestiture
On February 29, 2016, the Company sold its CloudPlatform and CloudPortal Business Manager products to Persistent Telecom Solutions, Inc. The agreement included contingent consideration in the form of an earnout provision based on revenue for a period of five years following the closing date. Any income associated with the contingent consideration will be recognized if the earnout provisions are met. No earnout provisions were met during the three and six months ended June 30, 2017. Therefore, no income was recognized during the three and six months ended June 30, 2017.
6. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	June 30, 2017				December 31, 2016
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$479,435	$625	$(1,293)	$478,767	$411,963	$699	$(1,169)	$411,493
Corporate securities	805,137	509	(1,164)	804,482	842,887	193	(2,114)	840,966
Municipal securities	3,965	12	—	3,977	9,989	3	(4)	9,988
Government securities	269,920	73	(743)	269,250	445,083	135	(600)	444,618
Total	$1,558,457	$1,219	$(3,200)	$1,556,476	$1,709,922	$1,030	$(3,887)	$1,707,065
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2017 were approximately six months and two years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three and six months ended June 30, 2017, the Company received proceeds from the sales of available-for-sale investments of $104.1 million and $562.1 million, respectively, and for the three and six months ended June 30, 2016, it received proceeds from the sales of available-for-sale investments of $212.7 million and $446.9 million, respectively.
The Company had realized gains on the sales of available-for-sale investments during the three and six months ended June 30, 2017 of $0.2 million and $0.7 million, respectively, and for the three and six months ended June 30, 2016, it had realized gains on the sales of available-for-sale investments of $0.3 million and $0.5 million, respectively.

For the three and six months ended June 30, 2017, the Company had realized losses on available-for-sale investments of $0.1 million and $0.2 million, respectively, and for the three and six months ended June 30, 2016, it had realized losses on available-for-sale investments of $0.1 million and $0.3 million, respectively, primarily related to sales of these investments during these periods.
All realized gains and losses related to the sales of available-for-sale investments are included in Other (expense) income, net, in the accompanying condensed consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of June 30, 2017 and December 31, 2016 were $3.2 million and $3.9 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of $18.5 million and $19.2 million as of June 30, 2017 and December 31, 2016, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. For the three months ended June 30, 2017, no cost method investments were determined to be impaired. For the six months ended June 30, 2017, certain cost method investments with a combined carrying value of $2.6 million were determined to be impaired and written down to their estimated fair values of $1.2 million. Accordingly, the Company recorded $1.4 million, respectively, in impairment charges during the six months ended June 30, 2017, which are included in Other (expense) income, net in the accompanying condensed consolidated statements of income. For the three months ended June 30, 2016, no cost method investments were determined to be impaired. For the six months ended June 30, 2016, the Company determined that certain cost method investments were impaired and recorded a charge of $0.3 million, which was included in Other (expense) income, net in the accompanying condensed consolidated statements of income. During the three and six months ended June 30, 2017, certain companies in which the Company held direct investments were acquired by third parties and as a result of these sales transactions the Company recorded gains of $0.1 million and $1.2 million, respectively, which were included in Other (expense) income, net, in the accompanying condensed consolidated statements of income.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$753,839	$753,839	$—	$—
Money market funds	89,406	89,406	—	—
Corporate securities	1,526	—	1,526	—
Available-for-sale securities:
Agency securities	478,767	—	478,767	—
Corporate securities	804,482	—	804,088	394
Municipal securities	3,977	—	3,977	—
Government securities	269,250	—	269,250	—
Prepaid expenses and other current assets:
Foreign currency derivatives	3,264	—	3,264	—
Total assets	$2,404,511	$843,245	$1,560,872	$394
Accrued expenses and other current liabilities:
Foreign currency derivatives	989	—	989	—
Total liabilities	$989	$—	$989	$—

	As of December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$528,637	$528,637	$—	$—
Money market funds	224,765	224,765	—	—
Corporate securities	82,693	—	82,693	—
Available-for-sale securities:
Agency securities	411,493	—	411,493	—
Corporate securities	840,966	—	839,968	998
Municipal securities	9,988	—	9,988	—
Government securities	444,618	—	444,618	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,506	—	2,506	—
Total assets	$2,545,666	$753,402	$1,791,266	$998
Accrued expenses and other current liabilities:
Foreign currency derivatives	4,435	—	4,435	—
Total liabilities	$4,435	$—	$4,435	$—
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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
For the three months ended June 30, 2017, no cost method investments were determined to be impaired. During the six months ended June 30, 2017, certain cost method investments with a combined carrying value of $2.6 million were determined to be impaired and written down to their estimated fair values of $1.2 million. Accordingly, the Company recorded $1.4 million of impairment charges during the six months ended June 30, 2017, which are included in Other (expense) income, net in the accompanying condensed consolidated statements of income. For the three months ended June 30, 2016, no cost method investments were determined to be impaired. For the six months ended June 30, 2016, the Company determined that certain cost method investments were impaired and recorded a charge of $0.3 million, which was included in Other (expense) income, net in the accompanying condensed consolidated statements of income. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
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
As of June 30, 2017, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended June 30, 2017, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
Convertible Senior Notes	$1,738,506	$1,367,092
8. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2017, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was approved at the Company's Annual Meeting of Stockholders on June 22, 2017. In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded stock plans with outstanding awards include the Amended and Restated 2005 Equity Incentive Plan ("2005 Plan").
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 46,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s 2014 Plan or the 2005 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) are added to the shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-

vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of June 30, 2017, there were 30,340,575 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans including authorization under its 2014 Plan to grant stock-based awards covering 25,119,327 shares of common stock. In connection with the completion of the Spin-off, these awards were modified as described below.
Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of June 30, 2017, 974,830 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plans of $1.9 million and $2.1 million for the three months ended June 30, 2017 and 2016, respectively, and it recorded $3.5 million and $4.4 million for the six months ended June 30, 2017 and 2016, respectively.
The Company used the Black-Scholes model to estimate the fair value of its Employee Stock Purchase Plan awards with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2017	June 30, 2016
Expected volatility factor	0.29	0.41
Risk free interest rate	0.60%	0.35%
Expected dividend yield	0%	0%
Expected life (in years)	0.5	0.5
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

$6.5 million in incremental compensation expense to be recognized over the remaining vesting life of the underlying awards.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended		Six Months Ended
Income Statement Classifications	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Cost of services and maintenance revenues	$815	$542	$1,407	$1,036
Research and development	11,660	9,689	21,326	17,444
Sales, marketing and services	14,728	12,560	26,325	23,504
General and administrative	13,476	15,576	26,429	32,444
Total	$40,679	$38,367	$75,487	$74,428
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
In January 2016, the Company granted its former Chief Executive Officer 220,235 non-vested stock units that vest based on certain target performance conditions; and in March 2016, the Company granted senior level employees 234,816 non-vested stock units that vest based on certain target performance conditions. These awards were modified as described above as a result of the Spin-off. The attainment level under the awards will be based on the Company's compound annualized total return to stockholders over a three-year performance period, with 100% of such stock units earned if the Company achieves total shareholder return of 10% over the performance period. Further, if the Company achieves annualized total shareholder return of less than 10% during the performance period, the awardees may earn all or a portion of the target award, but not in excess of 100% of such stock units, depending upon the Company’s relative total shareholder return compared to companies listed in the S&P Computer Software Select Index. If the Company's compound annualized total shareholder return is 5% or above, the number of non-vested stock units earned will be based on interpolation, with the maximum number of non-vested stock units earned capped at 200% of the target number of non-vested stock units for a compound annualized total return to stockholders of 30% over a three-year performance period as set forth in the award agreement. Within sixty days following an interim measurement period of 18 months, the Compensation Committee will determine the number of restricted stock units that would be deemed earned based on performance to date, and up to 33% of the target award may be earned based on such performance; however, any stock units that are deemed earned will remain subject to continued service vesting until the end of the three-year performance period, or a change in control, if earlier. Within sixty days following the conclusion of the performance period, the Company’s Compensation Committee will determine the number of restricted stock units that would vest upon the final day of the performance period based on the Company’s performance during the period and in accordance with the terms of the award. On the vesting date, the greater of the full period restricted stock units, or the interim earned restricted stock units, will vest in one installment.
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
Unrecognized Compensation Related to Stock Units
As of June 30, 2017, the number of all non-vested stock units outstanding, including market performance and service condition awards and service-based awards, including service-based awards assumed in connection with acquisitions, were 5,152,745. As of June 30, 2017, there was $296.9 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.26 years.
Non-vested Stock
During the six months ended June 30, 2016, the Company granted non-vested stock awards of 118,588 shares to its former Chief Executive Officer, with a vesting period of approximately three years from the date of grant, subject to the holder’s continued employment with the Company and accelerated vesting under certain circumstances. Non-vested stock is issued and outstanding upon grant; however, award holders are restricted from selling the shares until they vest. If the vesting conditions are not met, the award will be forfeited. Compensation expense is measured based on the closing market price of the Company’s common stock at the date of grant and is recognized on a straight-line basis over the vesting period. For the three and six months ended June 30, 2017, the Company recognized $0.7 million and $1.3 million, respectively, of stock-based compensation expense related to non-vested stock awards. At June 30, 2017, there was $4.0 million of total unrecognized compensation expense related to these awards, which is expected to be recognized during the third quarter of 2017.

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. As part of its continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Data (formerly Cloud) product grouping. In connection with this change, during the fourth quarter of 2016, the Company performed an assessment of its goodwill reporting units and determined that the reorganization resulted in the identification of two goodwill reporting units (excluding the GoTo Business). There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2016.
On January 31, 2017, the Company completed the Spin-off of the GoTo Business and $380.9 million of the goodwill attributable to the GoTo Business as of December 31, 2016 was distributed to GetGo. As a result of the Spin-off, the Company performed an assessment of the two remaining goodwill reporting units for the quarter ended March 31, 2017 and determined that these goodwill reporting units remain unchanged. There were no changes in reporting units nor indicators of impairment during the three months ended June 30, 2017. See Note 5 for more information regarding the Company's acquisitions.
The following table presents the change in goodwill during the three and six months ended June 30, 2017 (in thousands):

	Balance at January 1, 2017	Additions		Other	Balance at June 30, 2017
Goodwill	$1,585,893	$31,212	(1)	$—	$1,617,105

(1)	Amount relates to preliminary purchase price allocation of goodwill associated with the 2017 Business Combination. See Note 5 for more information regarding the Company's acquisitions.
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
Intangible assets consist of the following (in thousands):

	June 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$690,060	$546,244	$647,594	$520,746
Other	227,932	184,198	223,692	176,859
Total	$917,992	$730,442	$871,286	$697,605
Amortization of product-related intangible assets, which consists primarily of product-related technologies and patents, was $12.4 million and $14.4 million for the three months ended June 30, 2017 and 2016, respectively, and $25.5 million and $28.4 million for the six months ended June 30, 2017 and 2016, respectively, is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $3.7 million and $3.8 million for the three months ended June 30, 2017 and 2016, respectively, and $7.3 million and $7.5 million for the six months ended June 30, 2017 and 2016, respectively, is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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

Estimated future amortization expense of intangible assets with finite lives as of June 30, 2017 is as follows (in thousands):

Year ending December 31,	Amount
2017 (remaining six months)	$31,886
2018	59,636
2019	39,010
2020	24,851
2021	8,890
Thereafter	23,277
Total	$187,550
10. SEGMENT INFORMATION
On January 31, 2017, Citrix completed the Spin-off of the GoTo Business. As a result, the Company re-evaluated its operating segments in the first quarter of 2017, and determined that it has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM. During the first quarter of 2017, the Company classified the results of the GoTo Business, formerly a reportable segment, as discontinued operations in its financial statements for all periods presented. See Note 3 for more information regarding discontinued operations.
On July 7, 2017, the Company's board of directors appointed David J. Henshall, formerly the chief financial officer and chief operating officer of the Company, as the Company's president, chief executive officer and a member of the board of directors. In connection with this change, the Company will reevaluate its segments during the third quarter of 2017.
Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenues:
Workspace Services revenues(1)	$420,908	$410,426	$820,412	$809,940
Networking revenues(2)	196,876	194,898	390,296	390,368
Data revenues(3)	43,614	33,748	83,649	64,882
Professional services(4)	31,829	34,915	61,547	67,570
Total net revenues	$693,227	$673,987	$1,355,904	$1,332,760

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s application virtualization products, which include XenDesktop and XenApp, and the Company's enterprise mobility management products, which include XenMobile and related license updates and maintenance and support.

(2)	Networking revenues primarily include NetScaler ADC and NetScaler SD-WAN, and related license updates and maintenance and support.

(3)	Data revenues primarily include ShareFile, Podio and Citrix Cloud.

(4)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.

Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenues:
Americas	$403,072	$402,684	$794,418	$791,370
EMEA	217,313	205,064	419,165	411,995
Asia-Pacific	72,842	66,239	142,321	129,395
Total net revenues	$693,227	$673,987	$1,355,904	$1,332,760
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
The Convertible Notes consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Liability component
Principal	$1,437,483	$1,437,500
Less: note discount and issuance costs	(70,391)	(89,344)
Net carrying amount	$1,367,092	$1,348,156

Equity component
Temporary equity	$—	$79,495
Additional paid-in capital	162,869	83,374
Total equity (including temporary equity)	$162,869	$162,869
The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Contractual interest expense	$1,797	$1,797	$3,594	$3,594
Amortization of debt issuance costs	1,039	1,015	2,071	2,024
Amortization of debt discount	8,472	8,222	16,882	16,383
	$11,308	$11,034	$22,547	$22,001
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $120.00 per share. Subsequent to the Spin-off, the strike price of the Warrants was adjusted to a weighted-average strike price of $95.25 as of February 1, 2017. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity. As of June 30, 2017, no warrants have been exercised.
Aside from the initial payment of a premium to the Option Counterparties under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparties under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.
12. CREDIT FACILITY
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. The weighted average interest rate for the period that amounts were outstanding under the Credit Facility was 1.96%. As of June 30, 2017, there was $30.0 million outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of June 30, 2017.

13. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of June 30, 2017, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized gain on cash flow derivative instruments was $2.4 million at June 30, 2017, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The total cumulative unrealized loss on cash flow derivative instruments was $3.1 million at December 31, 2016, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 14 for more information related to comprehensive income. The net unrealized gain as of June 30, 2017 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,791	Prepaid expenses and other current assets	$460	Accrued expenses and other current liabilities	$209	Accrued expenses and other current liabilities	$3,816

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$473	Prepaid expenses and other current assets	$2,046	Accrued expenses and other current liabilities	$780	Accrued expenses and other current liabilities	$619

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended June 30, 2017
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2017	2016		2017	2016
Foreign currency forward contracts	$1,890	$(2,360)	Operating expenses	$(6)	$142

	For the Six Months Ended June 30, 2017
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2017	2016		2017	2016
Foreign currency forward contracts	$5,554	$1,027	Operating expenses	$(1,678)	$(1,023)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended June 30, 2017
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2017	2016
Foreign currency forward contracts	Other (expense) income, net	$(2,064)	$(1,992)

	For the Six Months Ended June 30, 2017
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2017	2016
Foreign currency forward contracts	Other (expense) income, net	$(5,150)	$(3,965)

Outstanding Foreign Currency Forward Contracts
As of June 30, 2017, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 5,600
Brazilian Real	BRL 11,200
Pounds Sterling	GBP 7,400
Canadian Dollar	CAD 2,350
Chinese Yuan Renminbi	CNY 60,687
Danish Krone	DKK 8,264
Euro	EUR 4,678
Hong Kong Dollar	HKD 26,000
Indian Rupee	INR 205,765
Japanese Yen	JPY 1,587,000
Singapore Dollar	SGD 10,400
Swiss Franc	CHF 16,550
14. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized (loss) gain on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2016	$(16,346)	$(3,108)	$(3,130)	$(6,120)	$(28,704)
Other comprehensive income before reclassifications	—	1,440	3,876	—	5,316
Amounts reclassified from accumulated other comprehensive loss	—	(460)	1,678	(9)	1,209
Net current period other comprehensive income	—	980	5,554	(9)	6,525
Distribution of the GoTo Business	$13,400	$—	$—	$—	$13,400
Balance at June 30, 2017	$(2,946)	$(2,128)	$2,424	$(6,129)	$(8,779)
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is not material.

Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended June 30, 2017
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(85)	Other (expense) income, net
Unrealized net losses on cash flow hedges	6	Operating expenses *
	$(79)

	For the Six Months Ended June 30, 2017
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(460)	Other (expense) income, net
Unrealized net losses on cash flow hedges	1,678	Operating expenses *
	$1,218
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
The Company’s continuing operations effective tax rate was 4.8% and 16.1% for the three months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate when comparing the three months ended June 30, 2017 to the three months ended June 30, 2016 was in part due to a change in the combination of income between the Company’s U.S. and foreign operations. The decrease was also due to a $9.8 million net tax benefit primarily related to an international statutory tax transaction recognized in the three months ended June 30, 2017. The Company’s continuing operations effective tax rate was 23.6% and 15.9% for the six months ended June 30, 2017 and June 30, 2016, respectively. The increase in the effective tax rate when comparing the six months ended June 30, 2017 to the six months ended June 30, 2016 was primarily due to certain items in the six months ended June 30, 2017. These amounts include a $46.1 million income tax charge to establish a valuation allowance due to a change in expectation of realizability of state R&D credits arising from the separation of the GoTo Business. This charge was partially offset by an $18.5 million benefit due to the adoption of the accounting standard update requiring recognition of income tax effects related to stock-based compensation when the awards vest or settle. This charge was also partially offset by a $9.8 million net tax benefit primarily related to an international statutory tax transaction.
The Company’s net unrecognized tax benefits totaled $76.1 million and $69.8 million as of June 30, 2017 and December 31, 2016, respectively. All amounts included in the balance at June 30, 2017 for tax positions would affect the annual effective tax rate if recognized. The Company has $3.4 million accrued for the payment of interest and penalties as of June 30, 2017.
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
In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain; thus, judgment is required in determining the worldwide provision for income taxes. The Company provides for income taxes on transactions based on its estimate of the probable liability. The Company adjusts its provision as appropriate for changes that impact its underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which the Company operates, it is possible that the Company’s estimates of its tax liability and the realizability of its deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect the Company’s results of operations, financial condition or cash flows.
At June 30, 2017, the Company had $176.5 million in net deferred tax assets from continuing operations. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
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
16. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $6.8 billion, of which $500.0 million was approved in January 2017. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2017, $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended June 30, 2017, the Company had no open market purchases. During the six months ended June 30, 2017, the Company expended $500.0 million on open market purchases under the stock repurchase program, repurchasing 6,399,499 shares of outstanding common stock at an average price of $78.13.
During the three months ended June 30, 2016, the Company had no open market purchases. During the six months ended June 30, 2016, the Company expended $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
Shares for Tax Withholding
During the three months ended June 30, 2017, the Company withheld 43,446 shares from equity awards that vested, totaling $3.6 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the six months ended June 30, 2017, the Company withheld 734,600 shares from stock units that vested, totaling $60.5 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended June 30, 2016, the Company withheld 134,771 shares from equity awards that vested, totaling $11.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the six months ended June 30, 2016, the Company withheld 563,609 shares from stock units that vested, totaling $43.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.

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
Due to the nature of the Company's business, the Company is subject to patent infringement claims alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, it is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, the Company believes that it is not reasonably possible that the ultimate outcomes will materially and adversely affect its business, financial position, results of operations or cash flows.
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
For the three and six months ended June 30, 2017 and June 30, 2016, restructuring charges were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee severance and related costs	$2,107	$2,541	$8,553	$38,409
Consolidation of leased facilities	211	1,216	1,751	10,904
Reversal of previous charges	(178)	(177)	(178)	(177)
Total Restructuring charges	$2,140	$3,580	$10,126	$49,136

During the three and six months ended June 30, 2017, the Company incurred costs of $1.8 million and $7.5 million, respectively, related to operational initiatives designed to improve infrastructure scalability and cost saving efficiencies. The charges primarily related to employee severance. Total charges related to this initiative are expected to be approximately $16.0 million. As of June 30, 2017, total charges incurred since inception were $7.5 million.
All remaining costs for the three and six months ended June 30, 2017 and 2016 relate to other restructuring plans, wherein the majority of the activities related to these previous programs are substantially complete.
Restructuring accruals
The activity in the Company’s restructuring accruals for the six months ended June 30, 2017 is summarized as follows (in thousands):

Total
Balance at January 1, 2017	$38,059
Restructuring charges	10,126
Payments	(9,373)
Balance at June 30, 2017	$38,812
As of June 30, 2017, the $38.8 million in outstanding restructuring accruals primarily relate to future payments for leased facilities.
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
In February 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting of leases. The new guidance requires that lessees in a leasing arrangement recognize a right-of-use asset and a lease liability for most leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The new guidance is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, however, it is expected to have a material impact.
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
In May 2014, the Financial Accounting Standards Board issued an accounting standard update on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. In July 2015, the Financial Accounting Standards Board issued an accounting standard update that defers the effective date of the new revenue recognition standard by one year. The new guidance is effective for annual reporting periods beginning on or after December 15, 2017, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company has completed its assessment of its information technology systems, data and processes related to the implementation of this accounting standard. Additionally, the Company has substantially completed its information technology system design and solution development, and commenced implementation of the solution in the first quarter of fiscal year 2017. The Company expects to adopt the accounting standard update on a modified retrospective basis in the first quarter of fiscal year 2018, and is currently evaluating the potential impact of this standard on its financial position and results of operations. Under the new standard the Company expects to capitalize and amortize certain commissions over the expected customer life rather than expensing them as incurred. Additionally, under the new standard, the Company would be required to recognize term license revenues upfront at time of delivery rather than ratably over the related contract period. The Company expects revenue recognition related to perpetual software, hardware, cloud offerings and professional services to remain substantially unchanged. The Company is currently evaluating and developing internal controls during implementation to ensure its portfolio of contracts are adequately evaluated. The Company's internal controls will be modified and augmented, as necessary, upon adoption of the Company’s new revenue recognition policy effective January 1, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, research and development, offerings of products and services, market positioning and opportunities, headcount, customer demand, distribution and sales channels, financial information and results of operations for future periods, product and price competition, strategy and growth initiatives, seasonal factors, restructuring activities, international operations, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters, tax rates, the expected benefits of acquisitions, changes in domestic and foreign economic conditions and credit markets, liquidity and debt obligations, share repurchase activity, litigation and intellectual property matters, and the evolution of our business towards a subscription-based model, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
Citrix aims to power a world where people, organizations and things are securely connected and accessible to make the extraordinary possible. We help customers reimagine the future of work by providing the most comprehensive secure digital workspace that unifies the apps, data and services people need to be productive, and simplifies IT’s ability to adopt and manage complex cloud environments.
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
On July 7, 2017, the Citrix Board of Directors appointed David J. Henshall as President and Chief Executive Officer of Citrix, effective as of July 10, 2017. Mr. Henshall succeeds Kirill Tatarinov who stepped down from his roles as President and Chief Executive Officer and director of Citrix on July 7, 2017. Mr. Henshall also was elected to the Citrix Board of Directors, effective as of July 10, 2017.

In connection with Mr. Henshall’s appointment, Mark M. Coyle, Senior Vice President, Finance, was appointed interim Chief Financial Officer. The Board also formed an Operations and Capital Committee that will work with Citrix’s management team and advise the Citrix Board of Directors on a comprehensive review of opportunities to drive margin expansion and return capital to shareholders.
Through the first half of 2017, we accelerated innovation in the cloud, with the introduction of new services, features and capabilities in Citrix Cloud to build out a comprehensive secure digital workspace. We are seeing an increasing shift in the way customers are purchasing our products, evolving towards a more subscription-based business model. For the balance of fiscal year 2017, we will continue to report our revenues in four groupings: (1) product and license; (2) license updates and maintenance; (3) professional services; and (4) software as a service. Beginning in the first quarter of fiscal year 2018, we plan to improve transparency of our subscription business model transition by reporting revenue as follows: (1) product and license revenue from perpetual product offerings; (2) support and services revenue for perpetual product and license offerings; and (3) subscription revenue, which will include ratable revenue from our software as a service, CSPs, and Citrix Cloud offerings, as well as revenues from term-based licenses.
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
Summary of Results
For the three months ended June 30, 2017 compared to the three months ended June 30, 2016, a summary of our results from continuing operations included:

•	Product and licenses revenue decreased 3.9% to $211.0 million;

•	Software as a service revenue increased 26.7% to $41.5 million;

•	License updates and maintenance revenue increased 5.7% to $409.0 million;

•	Professional services revenue decreased 9.1% to $31.7 million;

•	Gross margin as a percentage of revenue remained consistent at 84.2%;

•	Operating income from continuing operations decreased 9.0% to $121.9 million; and

•	Diluted net income per share from continuing operations increased 2.9% to $0.70.
Our Product and licenses revenue decreased primarily due to lower sales of our Networking products. Our Software as a service revenue increased primarily due to increased sales of our Data offerings. The increase in License updates and maintenance revenue was primarily due to increased sales of maintenance services across our Workspace Services and Networking products, partially offset by a decrease in our Subscription Advantage product. The decrease in Professional services revenue was primarily due to decreased implementation services and product training and certification related to our Workspace Services solutions. We currently expect total revenue to increase when comparing the third quarter of 2017 to the third quarter of 2016 and when comparing the 2017 fiscal year to the 2016 fiscal year. The decrease in operating income from continuing operations was primarily due to higher operating expenses, primarily in Sales, marketing and services related to go-to-market investments to drive growth. The increase in diluted net income per share from continuing operations was primarily due to a net tax benefit related to an international statutory tax transaction realized during the second quarter of 2017.

2017 Business Combination
On January 3, 2017, we acquired all of the issued and outstanding securities of Unidesk Corporation (“Unidesk”). We acquired Unidesk to enhance our application management and delivery offerings. The total cash consideration for this transaction was $60.4 million, net of $2.7 million cash acquired. Transaction costs associated with the acquisition were $0.4 million. No transaction costs were incurred during the three months ended June 30, 2017. We expensed $0.1 million of transaction costs during the six months ended June 30, 2017, which were included in General and administrative expense in the accompanying condensed consolidated statements of income.
2016 Business Combination
On September 7, 2016, we acquired all of the issued and outstanding securities of a privately held company. The acquisition provides a software solution that cuts the cost of desktop and application virtualization and delivers workspace performance by accelerating desktop logon and application response times for any Microsoft Windows-based environment. The total cash consideration for this transaction was $11.5 million, net of $0.8 million cash acquired. Transaction costs were $0.4 million, none of which were incurred during the three and six months ended June 30, 2017. We expensed $0.1 million of transaction costs during the three and six months ended June 30, 2016. The assets related to this acquisition relate primarily to $8.2 million of product technology identifiable intangible assets with a 4 year life and goodwill of $4.7 million.
2016 Asset Acquisition
On January 8, 2016, we acquired certain monitoring technology assets from a privately-held company for total cash consideration of $23.6 million. The acquisition provides a monitoring solution for our products as it relates to Microsoft Windows applications and desktop delivery. The identifiable intangible assets acquired related primarily to product technologies.
2016 Divestiture
On February 29, 2016, we sold our CloudPlatform and CloudPortal Business Manager products to Persistent Telecom Solutions, Inc. The agreement included contingent consideration in the form of an earnout provision based on revenue for a period of five years following the closing date. Any income associated with the contingent consideration will be recognized if the earnout provisions are met. No earnout provisions were met during the three and six months ended June 30, 2017. Therefore, no income was recognized during the three and six months ended June 30, 2017.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2017	June 30, 2017
	2017	2016	2017	2016	vs. June 30, 2016	vs. June 30, 2016
Revenues:
Product and licenses	$211,009	$219,507	$402,606	$421,540	(3.9)%	(4.5)%
Software as a service	41,513	32,764	80,243	63,879	26.7	25.6
License updates and maintenance	409,028	386,864	811,783	779,882	5.7	4.1
Professional services	31,677	34,852	61,272	67,459	(9.1)	(9.2)
Total net revenues	693,227	673,987	1,355,904	1,332,760	2.9	1.7
Cost of net revenues:
Cost of product and license revenues	32,735	33,623	62,446	65,018	(2.6)	(4.0)
Cost of services and maintenance revenues	64,167	59,178	123,826	113,537	8.4	9.1
Amortization of product related intangible assets	12,410	14,390	25,498	28,447	(13.8)	(10.4)
Total cost of net revenues	109,312	107,191	211,770	207,002	2.0	2.3
Gross margin	583,915	566,796	1,144,134	1,125,758	3.0	1.6
Operating expenses:
Research and development	106,696	100,651	209,365	202,883	6.0	3.2
Sales, marketing and services	268,300	245,921	515,065	479,848	9.1	7.3
General and administrative	81,146	78,883	157,655	157,158	2.9	0.3
Amortization of other intangible assets	3,692	3,822	7,338	7,542	(3.4)	(2.7)
Restructuring	2,140	3,580	10,126	49,136	(40.2)	(79.4)
Total operating expenses	461,974	432,857	899,549	896,567	6.7	0.3
Income from operations	121,941	133,939	244,585	229,191	(9.0)	6.7
Interest income	5,560	4,164	11,172	7,915	33.5	41.1
Interest expense	(12,007)	(11,196)	(23,560)	(22,351)	7.2	5.4
Other (expense) income, net	(1,141)	(272)	2,185	(1,275)	319.5	(271.4)
Income from continuing operations before income taxes	114,353	126,635	234,382	213,480	(9.7)	9.8
Income tax expense	5,524	20,346	55,228	33,937	(72.8)	62.7
Income from continuing operations	108,829	106,289	179,154	179,543	2.4	(0.2)
Income (loss) from discontinued operations, net of income taxes	—	14,609	(42,704)	24,818	(100.0)	(272.1)
Net income	$108,829	$120,898	$136,450	$204,361	(10.0)	(33.2)

Revenues
Net revenues include Product and licenses, License updates and maintenance, Professional services and SaaS revenues related to our Data offerings. Product and licenses primarily represent fees related to the licensing of the following major products:

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
License updates and maintenance consists of maintenance and support fees related to the following offerings:

•
Customer Success Services, which gives customers a choice of tiered support offerings that combine the elements of product version upgrades, guidance, enablement, support and proactive monitoring to help our customers and our partners fully realize their business goals. Fees associated with this offering are recognized ratably over the term of the contract;

•	Maintenance for our Networking products, which include technical support and hardware and software maintenance, and which are recognized ratably over the contract term; and

•
Subscription Advantage program, which has been retired and reached end of sale and end of renewal for existing customers. Fees associated with these offerings are being recognized ratably over the remaining term of existing contracts, which was typically 12 to 24 months.

Professional services are comprised of:

•	Fees from consulting services related to implementation of our products, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.
Our SaaS revenues, which are recognized ratably over the contractual term, primarily consist of fees related to our Data offerings, primarily ShareFile.

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2017	June 30, 2017
	2017	2016	2017	2016	vs. June 30, 2016	vs. June 30, 2016

Product and licenses	$211,009	$219,507	$402,606	$421,540	$(8,498)	$(18,934)
Software as a service	41,513	32,764	80,243	63,879	8,749	16,364
License updates and maintenance	409,028	386,864	811,783	779,882	22,164	31,901
Professional services	31,677	34,852	61,272	67,459	(3,175)	(6,187)
Total net revenues	$693,227	$673,987	$1,355,904	$1,332,760	$19,240	$23,144
Product and Licenses
Product and licenses revenue decreased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 primarily due to lower sales of our Networking products. We currently expect Product and licenses revenue to decrease when comparing the third quarter of 2017 to the third quarter of 2016.

Software as a Service
Software as a service revenue increased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 primarily due to increased sales of our Data offerings. We currently expect Software as a service revenue to increase when comparing the third quarter of 2017 to the third quarter of 2016.
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
License updates and maintenance revenue increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to an increase in software maintenance revenues of $75.3 million, primarily driven by increased sales of maintenance revenues across our Workspace Services products, partially offset by a decrease in our Subscription Advantage product of $51.4 million. License updates and maintenance revenue increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in hardware and software maintenance revenues of $143.3 million, primarily driven by increased sales of maintenance revenues across our Workspace Services products, partially offset by a decrease in our Subscription Advantage product of $97.2 million and our technical support of $14.2 million. These results are due to our new Customer Success Services offering discussed above. We currently expect License updates and maintenance revenue to increase when comparing the third quarter of 2017 to the third quarter of 2016.
Professional Services
The decreases in Professional services revenue when comparing the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016 were primarily due to decreased implementation services and product training and certification related to our Workspace Services solutions. We currently expect Professional services revenue to increase slightly when comparing the third quarter of 2017 to the third quarter of 2016.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from maintenance fees, which include software and hardware maintenance, our Subscription Advantage product and technical support. Deferred revenues also include SaaS revenue primarily from our Data offerings and Professional services revenue primarily related to our consulting contracts.
Deferred revenues increased $31.5 million as of June 30, 2017 compared to December 31, 2016 primarily due to an increase in sales of our software maintenance offerings of $163.1 million and SaaS $19.4 million, partially offset by a decrease in sales of our Subscription Advantage product of $143.4 million. We currently expect deferred revenue to increase throughout the remainder of 2017.
International Revenues
International revenues (sales outside the United States) accounted for 46.0% and 45.7% of our net revenues for the three and six months ended June 30, 2017, respectively, and 46.3% and 46.1% of our net revenues for the three and six months ended June 30, 2016. The increase in our international revenues as a percentage of our net revenues for the periods presented is not significant. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.

Cost of Net Revenues

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2017	June 30, 2017
	2017	2016	2017	2016	vs. June 30, 2016	vs. June 30, 2016
	(In thousands)
Cost of product and license revenues	$32,735	$33,623	$62,446	$65,018	$(888)	$(2,572)
Cost of services and maintenance revenues	64,167	59,178	123,826	113,537	4,989	10,289
Amortization of product related intangible assets	12,410	14,390	25,498	28,447	(1,980)	(2,949)
Total cost of net revenues	$109,312	$107,191	$211,770	$207,002	$2,121	$4,768
Cost of product and license revenues consists primarily of hardware, shipping expense, royalties, product media and duplication, manuals and packaging materials. Cost of services and maintenance revenues consists primarily of compensation and other personnel-related costs of providing technical support, consulting, cloud capacity costs, as well as the costs related to providing our SaaS offerings. Also included in Cost of net revenues is amortization of product related intangible assets.
Cost of product and license revenues decreased for the three and six months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to lower overall sales of our Networking products, which contains hardware components that have a higher cost than our software products. We currently expect a decrease in Cost of product and license revenues when comparing the third quarter of 2017 to the third quarter of 2016, consistent with the expected decrease in Product and licenses revenue.
Cost of services and maintenance revenues increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to an increase in sales of our software maintenance from our new Customer Success Services offering. Cost of services and maintenance revenues increased for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in sales of our Data offerings of $5.9 million and an increase in sales of our software maintenance of $5.9 million from our new Customer Success Services offering, partially offset by a decrease of $1.9 million driven by lower sales of our professional services. We currently expect Cost of services and maintenance revenues to increase when comparing the third quarter of 2017 to the third quarter of 2016, consistent with the expected increases in SaaS revenue, License updates and maintenance revenue, and Professional services revenue as discussed above.
Gross Margin
Gross margin as a percentage of revenue was 84.2% and 84.4% for the three and six months ended June 30, 2017, respectively, and 84.1% and 84.5% for the three and six months ended June 30, 2016, respectively. The change in gross margin when comparing the three and six months ended June 30, 2017 to June 30, 2016 was not significant.
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

Research and Development Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2017	June 30, 2017
	2017	2016	2017	2016	vs. June 30, 2016	vs. June 30, 2016
	(In thousands)
Research and development	$106,696	$100,651	$209,365	$202,883	$6,045	$6,482
Research and development expenses consisted primarily of personnel related costs, facility and equipment costs and cloud capacity costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to an increase in compensation and other employee-related costs of $4.2 million primarily related to a net increase in headcount, an increase in stock-based compensation of $2.0 million and an increase in cloud capacity costs of $1.9 million. These increases are partially offset by a decrease in facility and equipment costs of $2.1 million.
Research and development expenses increased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in compensation and other employee-related costs of $8.2 million primarily related to a net increase in headcount, an increase in stock-based compensation of $3.9 million and an increase in cloud capacity costs of $1.9 million. These increases are partially offset by a decrease in facility and equipment costs of $5.4 million and consulting fees of $2.2 million.
Sales, Marketing and Services Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2017	June 30, 2017
	2017	2016	2017	2016	vs. June 30, 2016	vs. June 30, 2016
	(In thousands)
Sales, marketing and services	$268,300	$245,921	$515,065	$479,848	$22,379	$35,217
Sales, marketing and services expenses consisted primarily of personnel related costs, including sales commissions, pre-sales support, the costs of marketing programs aimed at increasing revenue, such as brand development, advertising, trade shows, public relations and other market development programs and costs related to our facilities, equipment, information systems and cloud capacity that are directly related to our sales, marketing and services activities.
Sales, marketing and services expenses increased during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to an increase in compensation and other employee-related costs, including variable compensation of $20.5 million resulting from a net increase in headcount related to go-to market investments to drive growth, an increase in marketing programs of $5.7 million and an increase in cloud capacity costs of $3.5 million. These increases are partially offset by a decrease in certain facility and depreciation costs of $7.4 million.
Sales, marketing and services expenses increased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to an increase in compensation and other employee-related costs, including variable compensation of $30.3 million resulting from a net increase in headcount related to go-to market investments to drive growth, an increase in marketing programs of $8.1 million and an increase in cloud capacity costs of $6.3 million. These increases are partially offset by a decrease in certain facility and depreciation costs of $12.3 million.

General and Administrative Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2017	June 30, 2017
	2017	2016	2017	2016	vs. June 30, 2016	vs. June 30, 2016
	(In thousands)
General and administrative	$81,146	$78,883	$157,655	$157,158	$2,263	$497
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 primarily due to an increase in professional services.
General and administrative expenses remained consistent for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Restructuring Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2017	June 30, 2017
	2017	2016	2017	2016	vs. June 30, 2016	vs. June 30, 2016
	(In thousands)
Restructuring	$2,140	$3,580	$10,126	$49,136	$(1,440)	$(39,010)

During the three and six months ended June 30, 2017, we incurred costs of $1.8 million and $7.5 million, respectively, related to operational initiatives designed to improve infrastructure scalability and cost saving efficiencies. The charges primarily related to employee severance. Total charges related to this initiative are expected to be approximately $16.0 million. As of June 30, 2017, total charges incurred since inception were $7.5 million.
All remaining costs for the three and six months ended June 30, 2017 and 2016 relate to other restructuring plans, wherein the majority of the activities related to these previous programs are substantially complete.
2017 Operating Expense Outlook
When comparing the third quarter of 2017 to the third quarter of 2016, we currently expect an overall increase in Operating expenses with an expected increase in Sales, marketing and services related to go-to market investments to drive growth, while remaining consistent in the other functional areas.
Interest Income

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2017	June 30, 2017
	2017	2016	2017	2016	vs. June 30, 2016	vs. June 30, 2016
	(In thousands)
Interest income	$5,560	$4,164	$11,172	$7,915	$1,396	$3,257
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income increased for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 due to overall balances and higher yields on investments. See Note 6 for investment information.

Other (Expense) Income, Net

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2017	June 30, 2017
	2017	2016	2017	2016	vs. June 30, 2016	vs. June 30, 2016
	(In thousands)
Other (expense) income, net	$(1,141)	$(272)	$2,185	$(1,275)	$(869)	$3,460
Other (expense) income, net is primarily comprised of gains (losses) from remeasurement of foreign currency transaction, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other (expense) income, net during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was not significant.
The change in Other (expense) income, net during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily driven by a decrease in net losses on remeasurement and settlements of foreign currency transactions.
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
Our continuing operations effective tax rate was 4.8% and 16.1% for the three months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate when comparing the three months ended June 30, 2017 to the three months ended June 30, 2016 was in part due to a change in the combination of income between our U.S. and foreign operations. The decrease was also due to a $9.8 million net tax benefit primarily related to an international statutory tax transaction recognized in the three months ended June 30, 2017. Our continuing operations effective tax rate was 23.6% and 15.9% for the six months ended June 30, 2017 and June 30, 2016, respectively. The increase in the effective tax rate when comparing the six months ended June 30, 2017 to the six months ended June 30, 2016 was primarily due to certain items in the six months ended June 30, 2017. These amounts include a $46.1 million income tax charge to establish a valuation allowance due to a change in expectation of realizability of state R&D credits arising from the separation of the GoTo Business. This charge was partially offset by an $18.5 million benefit due to the adoption of the accounting standard update requiring recognition of income tax effects related to stock-based compensation when the awards vest or settle. This charge was also partially offset by a $9.8 million net tax benefit primarily related to an international statutory tax transaction.
Our net unrecognized tax benefits totaled $76.1 million and $69.8 million as of June 30, 2017 and December 31, 2016 respectively. All amounts included in the balance at June 30, 2017 for tax positions would affect the annual effective tax rate if recognized. We have $3.4 million accrued for the payment of interest and penalties as of June 30, 2017.
We and one or more of our subsidiaries are subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. We are currently not subject to a U.S. federal income tax examination. With few exceptions, we are generally not under examination for state and local income tax, or non-U.S. jurisdictions by tax authorities for years prior to 2013.
In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain; thus, judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust our provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimates of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition or cash flows.
At June 30, 2017, we had $176.5 million in net deferred tax assets from continuing operations. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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
Liquidity and Capital Resources
During the six months ended June 30, 2017, we generated continuing operating cash flows of $455.8 million. These continuing operating cash flows related primarily to net income from continuing operations of $179.2 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $78.4 million, stock-based compensation expense of $75.5 million and deferred income tax expense of $56.6 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $45.4 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an inflow in accounts receivable of $140.5 million driven by an increase in collections from higher prior period bookings and changes in deferred revenue of $26.1 million. These inflows are partially offset by changes in income taxes, net of $73.6 million mostly due to a decrease in income taxes payable and an increase in prepaid taxes, changes in accrued expenses and other liabilities $20.5 million primarily due to a decrease in employee-related accruals, changes in other assets of $9.6 million due to an increase in long-term prepaid assets and changes in accounts payable of $9.3 million due to the timing of payments. Our continuing investing activities provided $48.2 million of cash consisting primarily of net proceeds from the sale of investments of $152.4 million, partially offset by cash paid for acquisitions of $60.4 million and cash paid for the purchase of property and equipment of $38.7 million. Our financing activities used cash of $561.6 million primarily due to cash paid for stock repurchases of $500.0 million, repayments on our credit facility of 95.0 million, cash paid for tax withholding on vested stock awards of $60.5 million, and the transfer of cash to the GoTo Business resulting from the separation of $28.5 million, partially offset by proceeds from the credit facility of $125.0 million.
During the six months ended June 30, 2016, we generated continuing operating cash flows of $501.3 million. These continuing operating cash flows related primarily to net income from continuing operations of $179.5 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $94.1 million and stock-based compensation expense of $74.4 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $154.1 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an inflow in accounts receivable of $163.0 million driven by an increase in collections from higher prior period bookings. Our continuing investing activities used $211.2 million of cash consisting primarily of net purchases of investments of $138.2 million, cash paid for the purchase of property and equipment of $48.7 million, and cash paid for licensing agreements and technology $24.6 million. Our financing activities used cash of $31.7 million primarily due to cash paid for tax withholding on vested stock awards of $43.8 million and cash paid for stock repurchases of $28.7 million, partially offset by the issuance of common stock under our employee stock-based compensation plans of $30.6 million.

Credit Facility
On January 7, 2015, we entered into a credit agreement, or Credit Agreement, with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years. During the six months ended June 30, 2017, we drew $125.0 million, of which we repaid $95.0 million as of as of June 30, 2017. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement. The weighted average interest rate for the period that amounts were outstanding under the Credit Facility was 1.96%. As of June 30, 2017, there was $30.0 million outstanding under the credit facility.
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
The conversion period for the Convertible Notes that commenced on October 10, 2016 in connection with the distribution terminated as of the close of business on January 31, 2017. As a result, the Convertible Notes were reclassified to Other liabilities from Current liabilities and the amount previously recorded as Temporary equity was reclassified to Stockholders' equity as of June 30, 2017. The distribution also resulted in an adjustment to the conversion rate for the Convertible Notes under the terms of the Indenture. As a result of this adjustment, the conversion rate for the Convertible Notes was re-set as of the opening of business on February 1, 2017 to 13.9061 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of $71.91 per share of common stock. Similar adjustments were made to the conversion rates for the convertible note hedge and warrant transactions as of the opening of business on February 1, 2017.
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
Cash, Cash Equivalents and Investments

	June 30, 2017	December 31, 2016	2017 Compared to 2016
	(In thousands)
Cash, cash equivalents and investments	$2,401,247	$2,543,160	$(141,913)
The decrease in Cash, cash equivalents and investments when comparing June 30, 2017 to December 31, 2016, is primarily due to cash paid for stock repurchases of $500.0 million, repayments on our credit facility of $95.0 million, cash paid for tax withholding on vested stock awards of $60.5 million and cash paid for acquisitions of $60.4 million, partially offset by cash provided by our continuing operating activities of $455.8 million and proceeds from our credit facility of $125.0 million.
As of June 30, 2017, $2.32 billion of the $2.40 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
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

Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
No cost method investments were determined to be impaired during the three months ended June 30, 2017 and 2016. During the six months ended June 30, 2017, certain cost method investments with a combined carrying value of $2.6 million, were determined to be impaired and written down to their estimated fair values of $1.2 million. Accordingly, we recorded $1.4 million of impairment charges during the six months ended June 30, 2017, which are included in Other (expense) income, net in the accompanying condensed consolidated statements of income. For the six months ended June 30, 2016, we determined that certain cost method investments were impaired and recorded a charge of $0.3 million, which was included in Other (expense) income, net in the accompanying condensed consolidated statements of income. In determining the fair value of cost method investments, we consider many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
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
Accounts Receivable, Net

	June 30, 2017	December 31, 2016	2017 Compared to 2016
	(In thousands)
Accounts receivable	$545,363	$687,089	$(141,726)
Allowance for returns	(880)	(1,994)	1,114
Allowance for doubtful accounts	(3,168)	(3,889)	721
Accounts receivable, net	$541,315	$681,206	$(139,891)
The decrease in Accounts receivable, net, when comparing June 30, 2017 to December 31, 2016 was primarily due to an increase in collections from prior period bookings. The activity in our Allowance for returns was comprised primarily of $4.2 million in credits issued for returns during the six months ended June 30, 2017, partially offset by $3.1 million of provisions for returns recorded during the six months ended June 30, 2017. The activity in our Allowance for doubtful accounts was comprised primarily of $2.4 million of uncollectible accounts written off, net of recoveries during the six months ended June 30, 2017, partially offset by $1.7 million in provisions for doubtful accounts. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.8 billion, of which $500.0 million was approved in January 2017. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At June 30, 2017, $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended June 30, 2017, we had no open market purchases. During the six months ended June 30, 2017, we expended $500.0 million on open market purchases under the stock repurchase program, repurchasing 6,399,499 shares of outstanding common stock at an average price of $78.13.

During the three months ended June 30, 2016, we had no open market purchases. During the six months ended June 30, 2016, we expended $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
Shares for Tax Withholding
During the three months ended June 30, 2017, we withheld 43,446 shares from equity awards that vested, totaling $3.6 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the six months ended June 30, 2017, we withheld 734,600 shares from stock units that vested, totaling $60.5 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended June 30, 2016, we withheld 134,771 shares from equity awards that vested, totaling $11.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the six months ended June 30, 2016, we withheld 563,609 shares from stock units that vested, totaling $43.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended June 30, 2017 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2017, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Due to the nature of our business, we are subject to patent infringement claims alleging infringement by various Citrix products and services. We believe that we have meritorious defenses to the allegations made in our pending cases and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, we believe that it is not reasonably possible that the ultimate outcomes will materially and adversely affect our business, financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission on February 16, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.8 billion, of which $500.0 million was approved in January 2017. The objective of the stock repurchase program is to improve stockholders’ returns. As of June 30, 2017, $404.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended June 30, 2017:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
April 1, 2017 through April 30, 2017	18,560	$84.77	—	$404,006
May 1, 2017 through May 31, 2017	6,897	82.16	—	404,006
June 1, 2017 through June 30, 2017	17,989	80.98	—	404,006
Total	43,446		—	404,006

(1)
Represents 43,446 shares withheld from restricted stock units and stock awards that vested in the second quarter of 2017 to satisfy minimum tax withholding obligations that arose on the vesting of such restricted stock units and stock awards. We had no open market purchases during the quarter ended June 30, 2017. For more information see Note 16 to our condensed consolidated financial statements.

(2)
Shares withheld from restricted stock units and stock awards that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

2.1†
Amendment No. 2, dated as of May 4, 2017 and effective as of May 1, 2017, to Agreement and Plan of Merger, dated as of July 26, 2016, by and between Citrix Systems, Inc., GetGo, Inc., and LogMeIn, Inc.

10.1*	Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2017)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangements.
†	Filed herewith.
††	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of August, 2017.

CITRIX SYSTEMS, INC.

By:	/s/ MARK M. COYLE
Mark M. Coyle
Interim Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1†
Amendment No. 2, dated as of May 4, 2017 and effective as of May 1, 2017, to Agreement and Plan of Merger, dated as of July 26, 2016, by and between Citrix Systems, Inc., GetGo, Inc., and LogMeIn, Inc.

10.1*	Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2017)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangements.
†	Filed herewith.
††	Furnished herewith.