Form 10-Q
period 2017-09-30
CITRIX SYSTEMS INC
filed 2017-11-02
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2017, there were 150,675,226 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2017

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$940,869	$836,095
Short-term investments, available-for-sale	562,893	726,923
Accounts receivable, net of allowances of $3,508 and $5,883 at September 30, 2017 and December 31, 2016, respectively	464,801	681,206
Inventories, net	14,892	12,522
Prepaid expenses and other current assets	168,218	124,842
Current assets of discontinued operations	—	179,689
Total current assets	2,151,673	2,561,277
Long-term investments, available-for-sale	1,054,952	980,142
Property and equipment, net	254,297	261,954
Goodwill	1,617,124	1,585,893
Other intangible assets, net	168,093	173,681
Deferred tax assets, net	195,755	233,900
Other assets	57,502	54,449
Long-term assets of discontinued operations	—	538,931
Total assets	$5,499,396	$6,390,227
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$56,772	$72,724
Accrued expenses and other current liabilities	225,036	256,799
Income taxes payable	3,493	39,771
Current portion of deferred revenues	1,173,348	1,208,229
Short-term debt	40,000	—
Convertible notes, short-term	—	1,348,156
Current liabilities of discontinued operations	—	172,670
Total current liabilities	1,498,649	3,098,349
Long-term portion of deferred revenues	505,723	476,135
Convertible notes, long-term	1,376,673	—
Other liabilities	122,740	119,813
Long-term liabilities of discontinued operations	—	7,708
Commitments and contingencies
Temporary equity from Convertible notes	—	79,495
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 305,436 and 302,851 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	305	303
Additional paid-in capital	4,994,854	4,761,588
Retained earnings	3,790,452	4,010,737
Accumulated other comprehensive loss	(8,667)	(28,704)
	8,776,944	8,743,924
Less - common stock in treasury, at cost (154,807 and 146,552 shares at September 30, 2017 and December 31, 2016, respectively)	(6,781,333)	(6,135,197)
Total stockholders' equity	1,995,611	2,608,727
Total liabilities, temporary equity and stockholders' equity	$5,499,396	$6,390,227
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share information)
Revenues:
Product and licenses	$192,102	$206,041	$594,708	$627,581
Software as a service	45,810	34,673	126,053	98,552
License updates and maintenance	420,951	398,171	1,232,734	1,178,053
Professional services	32,062	29,851	93,334	97,310
Total net revenues	690,925	668,736	2,046,829	2,001,496
Cost of net revenues:
Cost of product and license revenues	27,277	28,059	89,723	93,077
Cost of services and maintenance revenues	61,096	55,337	184,922	168,874
Amortization of product related intangible assets	17,564	14,775	43,062	43,222
Total cost of net revenues	105,937	98,171	317,707	305,173
Gross margin	584,988	570,565	1,729,122	1,696,323
Operating expenses:
Research and development	107,113	101,741	316,478	304,624
Sales, marketing and services	249,499	244,495	764,564	724,343
General and administrative	79,378	79,617	237,033	236,775
Amortization of other intangible assets	3,733	3,907	11,071	11,449
Restructuring	8,552	12,176	18,678	61,312
Total operating expenses	448,275	441,936	1,347,824	1,338,503
Income from operations	136,713	128,629	381,298	357,820
Interest income	7,873	4,193	19,045	12,108
Interest expense	(11,726)	(11,254)	(35,286)	(33,605)
Other income (expense), net	981	494	3,166	(781)
Income from continuing operations before income taxes	133,841	122,062	368,223	335,542
Income tax expense	7,121	10,325	62,349	44,262
Income from continuing operations	126,720	111,737	305,874	291,280
Income (loss) from discontinued operations, net of income taxes	—	20,164	$(42,704)	$44,982
Net income	$126,720	$131,901	$263,170	$336,262
Basic earnings (loss) per share:
Income from continuing operations	$0.84	$0.72	$2.01	$1.88
Income (loss) from discontinued operations	—	0.13	(0.28)	0.29
Basic net earnings per share	$0.84	$0.85	$1.73	$2.17

Diluted earnings (loss) per share:
Income from continuing operations	$0.82	$0.71	$1.96	$1.86
Income (loss) from discontinued operations	—	0.13	(0.28)	0.29
Diluted net earnings per share:	$0.82	$0.84	$1.68	$2.15

Weighted average shares outstanding:
Basic	151,156	155,525	151,896	154,847
Diluted	154,627	157,532	156,384	156,697

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$126,720	$131,901	$263,170	$336,262
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains (losses)	60	(1,029)	1,500	4,863
Less: reclassification adjustment for net losses (gains) included in net income	120	(928)	(340)	(1,220)
Net change (net of tax effect)	180	(1,957)	1,160	3,643
Gain on pension liability	272	—	263	—
Cash flow hedges:
Change in unrealized gains	776	382	4,663	386
Less: reclassification adjustment for net (gains) losses included in net income	(1,116)	641	551	1,663
Net change (net of tax effect)	(340)	1,023	5,214	2,049
Other comprehensive income (loss)	112	(934)	6,637	5,692
Comprehensive income	$126,832	$130,967	$269,807	$341,954

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Operating Activities
Net income	$263,170	$336,262
Loss (income) from discontinued operations	42,704	(44,982)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	149,813	166,381
Stock-based compensation expense	127,219	115,271
Excess tax benefit from stock-based compensation	—	(12,374)
Deferred income tax expense (benefit)	32,367	(23,912)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(8,063)	(3,489)
Other non-cash items	9,608	6,385
Total adjustments to reconcile net income to net cash provided by operating activities	310,944	248,262
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	216,139	190,685
Inventories	(3,350)	(5,354)
Prepaid expenses and other current assets	(15,836)	13,651
Other assets	(2,393)	(7,722)
Income taxes, net	(58,278)	70,753
Accounts payable	(17,039)	(19,288)
Accrued expenses and other current liabilities	(17,372)	(6,236)
Deferred revenues	(10,746)	(51,078)
Other liabilities	2,645	14,664
Total changes in operating assets and liabilities, net of the effects of acquisitions	93,770	200,075
Net cash provided by operating activities of continuing operations	710,588	739,617
Net cash (used in) provided by operating activities of discontinued operations	(56,070)	117,166
Net cash provided by operating activities	654,518	856,783
Investing Activities
Purchases of available-for-sale investments	(966,067)	(1,411,077)
Proceeds from sales of available-for-sale investments	678,533	1,156,168
Proceeds from maturities of available-for-sale investments	377,719	511,023
Purchases of property and equipment	(61,670)	(66,267)
Cash paid for acquisitions, net of cash acquired	(60,449)	(11,456)
Cash paid for licensing agreements and technology	(5,865)	(25,755)
Other	490	464
Net cash (used in) provided by investing activities of continuing operations	(37,309)	153,100
Net cash used in investing activities of discontinued operations	(3,891)	(39,395)
Net cash (used in) provided by investing activities	(41,200)	113,705
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	2,094	39,438
Proceeds from credit facility	165,000	—
Repayment of credit facility	(125,000)	—
Repayment of acquired debt	(4,000)	—
Excess tax benefit from stock-based compensation	—	12,374
Stock repurchases, net	(574,957)	(28,689)
Cash paid for tax withholding on vested stock awards	(71,179)	(55,402)
Transfer of cash to GoTo Business resulting from the separation	(28,523)	—
Net cash used in financing activities	(636,565)	(32,279)
Effect of exchange rate changes on cash and cash equivalents	7,160	1,956
Change in cash and cash equivalents	(16,087)	940,165
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $120,861 and $57,762, respectively	956,956	368,518
Cash and cash equivalents at end of period	940,869	1,308,683
Less cash of discontinued operations	—	(79,020)
Cash and cash equivalents at end of period	$940,869	$1,229,663
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BACKGROUND AND BASIS OF PRESENTATION
Background
On January 31, 2017, Citrix Systems, Inc. ("Citrix" or the "Company") completed the spin-off of its GoTo family of service offerings (the “Spin-off”) and subsequent merger of that business with LogMeIn, Inc. (the “Merger”) pursuant to a pro rata distribution to its stockholders of 100% of the shares of common stock of GetGo, Inc., its wholly-owned subsidiary ("GetGo"). Pursuant to the transaction, the Company transferred its GoTo Business to GetGo, and after the close of business on January 31, 2017, the Company distributed approximately 26.9 million shares of GetGo common stock to the Company’s stockholders of record as of the close of business on January 20, 2017 (the “Record Date”). Immediately following the distribution, Lithium Merger Sub, Inc., a wholly-owned subsidiary of LogMeIn, merged with and into GetGo, with GetGo as the surviving corporation (the “Merger”). In connection with the Merger, GetGo became a wholly-owned subsidiary of LogMeIn, and each share of GetGo common stock was converted into the right to receive one share of LogMeIn common stock. As a result of these transactions, the Company’s stockholders received approximately 26.9 million shares of LogMeIn common stock in the aggregate, or 0.171844291 of a share of LogMeIn common stock for each share of the Company’s common stock held of record by such stockholders on the Record Date. No fractional shares of LogMeIn were issued, and the Company’s stockholders instead received cash in lieu of any fractional shares.
The Company's revenues are derived from sales of its Workspace Services products, Networking products (formerly Delivery Networking), Data offerings (formerly Cloud) and related License updates and maintenance and Professional services. Prior to the Spin-off, the Company also derived its revenues from sales of the GoTo Business, which were delivered as cloud-based Software as a service ("SaaS"), and included Communications Cloud and Workflow Cloud service offerings. Subsequent to the Spin-off, the Company determined that it has one reportable segment. The Company identified its segment using the “management approach” which designates the internal organization that is used by management for making operating decisions and assessing performance. See Note 10 for more information on the Company's segment.
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
The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia-Pacific and Japan ("APJ"). All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

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
Available-for-sale Investments
Short-term and long-term available-for-sale investments as of September 30, 2017 and December 31, 2016 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
The Company’s investment policy is designed to limit exposure to any one issuer depending on credit quality. The Company uses information provided by third parties to adjust the carrying value of certain of its investments to fair value at the end of each period. Fair values are based on a variety of inputs and may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. See Note 6 for additional information regarding the Company’s investments.
Revenue Recognition
Net revenues include the following categories: Product and licenses, Software as a Service (SaaS), License updates and maintenance and Professional services. Product and licenses revenues primarily represent fees related to the licensing of the Company’s software and hardware appliances. These revenues are reflected net of sales allowances, cooperative advertising agreements, partner incentive programs and provisions for returns. SaaS revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term. Should the Company charge set-up fees, they would be recognized ratably over the contract term or the expected customer life, whichever is longer. License updates and maintenance revenues consist of fees related to maintenance and support fees, which include technical support and hardware and software maintenance. Maintenance and support fees are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third-party commissions related to maintenance and support renewals. The capitalized commissions are amortized to Sales, marketing and services expense at the time the related deferred revenue is recognized as revenue. Hardware and software maintenance and support contracts are typically sold separately. Hardware maintenance includes technical support, the latest software upgrades when and if they become available, and replacement of malfunctioning appliances. Dedicated account management is available as an add-on to the program for a higher level of service. Software maintenance, including the new Customer Success Services, includes unlimited technical support, immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract and configuration and installation support along with acceleration and automation tools. Professional services revenues are comprised of fees from consulting services related to the implementation of the Company’s products and fees from product training and certification, which are recognized as the services are provided.
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
In the normal course of business, the Company is not obligated to accept product returns from its resellers or end customers under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the condensed consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to $0.8 million and $2.0 million at September 30, 2017 and December 31, 2016, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings, including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. Prior to January 1, 2015, the functional currency of the Company’s wholly-owned foreign subsidiaries of its former GoTo Business was the currency of the country in which each subsidiary is located. The Company translated assets and liabilities of these foreign subsidiaries at exchange rates in effect at the balance sheet date and included accumulated net translation adjustments in equity as a component of Accumulated other comprehensive loss. As a result of the change in functional currency, the gains and losses that were previously recorded in Accumulated other comprehensive loss prior to January 1, 2015 were kept constant. As a result of the Spin-off, accumulated net translation adjustments associated with the GoTo Business recorded in Accumulated other comprehensive loss of $13.4 million were reclassified to Retained earnings during the period ended September 30, 2017. See Note 3 for additional information regarding discontinued operations.

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
Major classes of line items constituting Income (loss) from discontinued operations related to the GoTo Business

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2017	2016
	(in thousands)
Net revenues	$172,515	$58,215	$508,413
Cost of net revenues	39,804	15,456	116,216
Gross margin	132,711	42,759	392,197
Operating expenses:
Research and development	25,146	9,108	70,983
Sales, marketing and services	47,353	20,881	158,702
General and administrative	14,986	7,636	46,572
Amortization of other intangible assets	3,480	1,176	10,618
Restructuring	(115)	3,189	830
Separation	16,663	40,573	44,444
Total operating expenses	107,513	82,563	332,149
Income (loss) from discontinued operations before income taxes	25,198	(39,804)	60,048
Income tax expense	5,034	2,900	15,066
Income (loss) from discontinued operations, net of income tax	$20,164	$(42,704)	$44,982
The Company incurred significant costs in connection with the separation of its GoTo Business. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation of the GoTo Business. During the three months ended September 30, 2016, the Company incurred $0.9 million of separation costs which are included in General and administrative expense from continuing operations in the accompanying condensed consolidated statements of income. No separation costs were incurred in continuing operations during the three months ended September 30, 2017. During the nine months ended September 30, 2017 and 2016, the Company incurred $0.5 million and $1.7 million of separation costs, respectively, which are included in General and administrative expense from continuing operations in the accompanying condensed consolidated statements of income.
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
Citrix and GetGo entered into several agreements in connection with the Spin-off, including a transition services agreement ("TSA"), separation and distribution agreement, tax matters agreement, intellectual property matters agreement, and an employee matters agreement. Pursuant to the TSA, Citrix, GetGo and their respective subsidiaries are providing various services to each other on an interim, transitional basis. Services being provided by Citrix include, among others, finance, information technology and certain other administrative services. The services generally commenced on February 1, 2017 and are generally expected to terminate within 12 months of that date. Billings by Citrix under the TSA were not material for the three or nine months ended September 30, 2017.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$126,720	$111,737	$305,874	$291,280
Income (loss) from discontinued operations, net of income taxes	—	20,164	(42,704)	44,982
Net income	$126,720	$131,901	$263,170	$336,262
Denominator:
Denominator for basic net earnings per share - weighted-average shares outstanding	151,156	155,525	151,896	154,847
Effect of dilutive employee stock awards	1,987	2,007	2,538	1,850
Effect of dilutive Convertible Notes	1,484	—	1,950	—
Denominator for diluted net earnings per share - weighted-average shares outstanding	154,627	157,532	156,384	156,697

Basic earnings (loss) per share:
Income from continuing operations	$0.84	$0.72	$2.01	$1.88
Income (loss) from discontinued operations	—	0.13	(0.28)	0.29
Basic net earnings per share	$0.84	$0.85	$1.73	$2.17
Diluted earnings (loss) per share:
Income from continuing operations	$0.82	$0.71	$1.96	$1.86
Income (loss) from discontinued operations	—	0.13	(0.28)	0.29
Diluted net earnings per share:	$0.82	$0.84	$1.68	$2.15
Anti-dilutive weighted-average shares from stock awards	393	60	225	460
The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include common stock issuable upon the exercise of the Company's warrants. The effects of these potentially issuable shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share, if applicable, because upon conversion the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price. Prior to the separation of the GoTo Business on January 31, 2017, the conversion price was $90.00 per share. As a result of the Spin-off, the conversion rate for the Convertible Notes was re-set as of the opening of business on February 1, 2017 to 13.9061 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of $71.91 per share of common stock. Similar adjustments were made to the conversion rates for the Convertible Note Hedge and Warrant Transactions as of the opening of business on February 1, 2017. For the three and nine months ended September 30, 2017, the average market price of the Company's common stock exceeded the new conversion price; therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share. For the three and nine months ended September 30, 2016, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the prior conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 11 for detailed information on the Convertible Notes offering.

5. ACQUISITIONS AND DIVESTITURES
2017 Business Combination
On January 3, 2017, the Company acquired all of the issued and outstanding securities of Unidesk Corporation (“Unidesk” or the “2017 Business Combination"). Citrix acquired Unidesk to enhance its application management and delivery offerings. The total cash consideration for this transaction was $60.4 million, net of $2.7 million of cash acquired. Transaction costs associated with the acquisition were $0.4 million. No transaction costs were incurred during the three months ended September 30, 2017. The Company expensed $0.1 million of transaction costs during the nine months ended September 30, 2017, which were included in General and administrative expense in the accompanying condensed consolidated statements of income.
Purchase Accounting for the 2017 Business Combination
The purchase price for Unidesk was allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Unidesk
	Purchase Price Allocation	Asset Life
Current assets	$5,321
Property and equipment	131
Intangible assets	39,470	4 years
Goodwill	31,231	Indefinite
Other assets	90
Assets acquired	76,243
Other current liabilities assumed	2,290
Current portion of deferred revenues	3,042
Long term portion of deferred revenues	2,412
Long-term liabilities assumed	4,086
Deferred taxes	1,266
Net assets acquired	$63,147
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

2016 Business Combination
On September 7, 2016, the Company acquired all of the issued and outstanding securities of a privately held company. The acquisition provides a software solution that cuts the cost of desktop and application virtualization and delivers workspace performance by accelerating desktop logon and application response times for any Microsoft Windows-based environment. The total cash consideration for this transaction was $11.5 million, net of $0.8 million cash acquired. Transaction costs were $0.4 million, none of which were incurred during the three and nine months ended September 30, 2017. The Company expensed $0.3 million of transaction costs during the three months ended September 30, 2016 and $0.4 million of transaction costs during the nine months ended September 30, 2016. The assets related to this acquisition relate primarily to $8.2 million of product technology identifiable intangible assets with a 4 year life and goodwill of $4.7 million.
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
2016 Divestiture
On February 29, 2016, the Company sold its CloudPlatform and CloudPortal Business Manager products to Persistent Telecom Solutions, Inc. The agreement included contingent consideration in the form of an earnout provision based on revenue for a period of five years following the closing date. Any income associated with the contingent consideration will be recognized if the earnout provisions are met. No earnout provisions were met during the three and nine months ended September 30, 2017. Therefore, no income was recognized during the three and nine months ended September 30, 2017.
6. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	September 30, 2017				December 31, 2016
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$483,398	$557	$(1,297)	$482,658	$411,963	$699	$(1,169)	$411,493
Corporate securities	802,969	576	(1,065)	802,480	842,887	193	(2,114)	840,966
Municipal securities	3,965	12	—	3,977	9,989	3	(4)	9,988
Government securities	329,245	55	(570)	328,730	445,083	135	(600)	444,618
Total	$1,619,577	$1,200	$(2,932)	$1,617,845	$1,709,922	$1,030	$(3,887)	$1,707,065
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2017 were approximately seven months and two years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three and nine months ended September 30, 2017, the Company received proceeds from the sales of available-for-sale investments of $116.4 million and $678.5 million, respectively, and for the three and nine months ended September 30, 2016, it received proceeds from the sales of available-for-sale investments of $709.2 million and $1.16 billion, respectively.
For the three months ended September 30, 2017, the Company had no realized gains on the sales of available-for-sale investments, and during the nine months ended September 30, 2017, the Company had $0.7 million in realized gains on the sales of available-for-sale investments. For the three and nine months ended September 30, 2016, it had realized gains on the sales of available-for-sale investments of $1.0 million and $1.6 million, respectively.
For the three and nine months ended September 30, 2017, the Company had realized losses on available-for-sale investments of $0.2 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2016, it had realized losses on available-for-sale investments of $0.1 million and $0.3 million, respectively, primarily related to sales of these investments during these periods.
All realized gains and losses related to the sales of available-for-sale investments are included in Other income (expense), net, in the accompanying condensed consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of September 30, 2017 and December 31, 2016 were $2.9 million and $3.9 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of $19.1 million and $19.2 million as of September 30, 2017 and December 31, 2016, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. For the three months ended September 30, 2017, no cost method investments were determined to be impaired. For the nine months ended September 30, 2017, certain cost method investments with a combined carrying value of $2.6 million were determined to be impaired and written down to their estimated fair values of $1.2 million. Accordingly, the Company recorded $1.4 million in impairment charges during the nine months ended September 30, 2017, which are included in Other income (expense), net in the accompanying condensed consolidated statements of income. For the three and nine months ended September 30, 2016, the Company determined that certain cost method investments were impaired and recorded a charge of $0.9 million and $1.1 million, respectively, which was included in Other income (expense), net in the accompanying condensed consolidated statements of income. During the nine months ended September 30, 2017, certain companies in which the Company held direct investments were acquired by third parties and as a result of these sales transactions the Company recorded gains of $1.2 million, which were included in Other income (expense), net, in the accompanying condensed consolidated statements of income. No gains were recognized during the three months ended September 30, 2017.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of September 30, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$869,770	$869,770	$—	$—
Money market funds	66,245	66,245	—	—
Corporate securities	4,854	—	4,854	—
Available-for-sale securities:
Agency securities	482,658	—	482,658	—
Corporate securities	802,480	—	802,086	394
Municipal securities	3,977	—	3,977	—
Government securities	328,730	—	328,730	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,531	—	4,531	—
Total assets	$2,563,245	$936,015	$1,626,836	$394
Accrued expenses and other current liabilities:
Foreign currency derivatives	622	—	622	—
Total liabilities	$622	$—	$622	$—

	As of December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$528,637	$528,637	$—	$—
Money market funds	224,765	224,765	—	—
Corporate securities	82,693	—	82,693	—
Available-for-sale securities:
Agency securities	411,493	—	411,493	—
Corporate securities	840,966	—	839,968	998
Municipal securities	9,988	—	9,988	—
Government securities	444,618	—	444,618	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,506	—	2,506	—
Total assets	$2,545,666	$753,402	$1,791,266	$998
Accrued expenses and other current liabilities:
Foreign currency derivatives	4,435	—	4,435	—
Total liabilities	$4,435	$—	$4,435	$—

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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
For the three months ended September 30, 2017, no cost method investments were determined to be impaired. During the nine months ended September 30, 2017, certain cost method investments with a combined carrying value of $2.6 million were determined to be impaired and written down to their estimated fair values of $1.2 million. Accordingly, the Company recorded $1.4 million of impairment charges during the nine months ended September 30, 2017, which are included in Other income (expense), net in the accompanying condensed consolidated statements of income. For the three and nine months ended September 30, 2016, the Company determined that certain cost method investments were impaired and recorded a charge of $0.9 million and $1.1 million, respectively, which was included in Other income (expense), net in the accompanying condensed consolidated statements of income. In determining the fair value of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable.
For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. These non-recurring fair value measurements are categorized as Level 3 significant unobservable inputs. See Note 9 for detailed information related to Goodwill and Other Intangible Assets.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of September 30, 2017, the fair value of the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended September 30, 2017, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
Convertible Senior Notes	$1,672,095	$1,376,673
8. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2017, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was approved at the Company's Annual Meeting of Stockholders on June 22, 2017. In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded stock plans with outstanding awards include the Amended and Restated 2005 Equity Incentive Plan ("2005 Plan").
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 46,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s 2014 Plan or the 2005 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) are added to the shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of September 30, 2017, there were 29,119,133 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans including authorization under its 2014 Plan to grant stock-based awards covering 24,185,548 shares of common stock. In connection with the completion of the Spin-off, these awards were modified as described below.

In December 2014, the Company’s Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company’s Annual Meeting of Stockholders held on May 28, 2015. Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of September 30, 2017, 1,260,420 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to the 2015 ESPP of $4.4 million and $2.3 million for the three months ended September 30, 2017 and 2016, respectively, and it recorded $7.9 million and $6.7 million for the nine months ended September 30, 2017 and 2016, respectively.
The Company used the Black-Scholes model to estimate the fair value of 2015 ESPP awards with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Expected volatility factor	0.27 - 0.29	0.27 - 0.41	0.27 - 0.29	0.27 - 0.41
Risk free interest rate	0.60% - 1.12%	0.35% - 0.42%	0.60% - 1.12%	0.25% - 0.42%
Expected dividend yield	0%	0%	0%	0%
Expected life (in years)	0.5	0.5	0.5	0.5
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

Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Income Statement Classifications	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cost of services and maintenance revenues	$1,132	$590	$2,539	$1,626
Research and development	14,365	10,501	35,691	27,945
Sales, marketing and services	16,063	13,405	42,388	36,909
General and administrative	20,172	16,347	46,601	48,791
Total	$51,732	$40,843	$127,219	$115,271
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
Unrecognized Compensation Related to Stock Units
As of September 30, 2017, the number of all non-vested stock units outstanding, including market performance and service condition awards and service-based awards, including service-based awards assumed in connection with acquisitions, was 4,876,811. As of September 30, 2017, there was $257.8 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.05 years.

Non-vested Stock
During the nine months ended September 30, 2016, the Company granted non-vested stock awards of 118,588 shares to its former Chief Executive Officer, with a vesting period of approximately three years from the date of grant, subject to the holder’s continued employment with the Company and accelerated vesting under certain circumstances. Non-vested stock is issued and outstanding upon grant; however, award holders are restricted from selling the shares until they vest. If the vesting conditions are not met, the award will be forfeited. Compensation expense is measured based on the closing market price of the Company’s common stock at the date of grant and is recognized on a straight-line basis over the vesting period. In connection with the departure of its former Chief Executive officer, the Company recognized $4.0 million of stock-based compensation expense during the three months ended September 30, 2017 related to the acceleration of these awards in accordance with his separation agreement. For the nine months ended September 30, 2017, the Company recognized $5.3 million of stock-based compensation expense related to non-vested stock awards. At September 30, 2017, no additional stock-based compensation expense is expected to be recognized related to these awards.
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
On January 31, 2017, the Company completed the Spin-off of the GoTo Business and $380.9 million of the goodwill attributable to the GoTo Business as of December 31, 2016 was distributed to GetGo. As a result of the Spin-off, the Company performed an assessment of the two remaining goodwill reporting units for the quarter ended March 31, 2017 and determined that these goodwill reporting units remain unchanged. There were no changes in reporting units nor indicators of impairment during the three months ended September 30, 2017. See Note 5 for more information regarding the Company's acquisitions and divestitures.
The following table presents the change in goodwill during the three and nine months ended September 30, 2017 (in thousands):

	Balance at January 1, 2017	Additions		Other	Balance at September 30, 2017
Goodwill	$1,585,893	$31,231	(1)	$—	$1,617,124

(1)	Amount relates to preliminary purchase price allocation of goodwill associated with the 2017 Business Combination. See Note 5 for more information regarding the Company's acquisitions.
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
Intangible assets consist of the following (in thousands):

	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$686,901	$558,809	$647,594	$520,746
Other	227,932	187,931	223,692	176,859
Total	$914,833	$746,740	$871,286	$697,605

Amortization of product-related intangible assets, which consists primarily of product-related technologies and patents, was $17.6 million and $14.8 million for the three months ended September 30, 2017 and 2016, respectively, and $43.1 million and $43.2 million for the nine months ended September 30, 2017 and 2016, respectively, is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $3.7 million and $3.9 million for the three months ended September 30, 2017 and 2016, respectively, and $11.1 million and $11.4 million for the nine months ended September 30, 2017 and 2016, respectively, is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of September 30, 2017 is as follows (in thousands):

Year ending December 31,	Amount
2017 (remaining three months)	$15,664
2018	59,816
2019	39,191
2020	25,032
2021	9,070
Thereafter	19,320
Total	$168,093
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
On July 7, 2017, the Company's board of directors appointed David J. Henshall, formerly the chief financial officer and chief operating officer of the Company, as the Company's president, chief executive officer and a member of the board of directors. As a result, during the third quarter of 2017, the Company re-evaluated its CODM and determined that the CODM continues to be the CEO and that the Company's operating segment remains unchanged.
Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenues:
Workspace Services revenues(1)	$431,592	$412,773	$1,255,728	$1,222,786
Networking revenues(2)	185,539	191,243	575,827	581,612
Data revenues(3)	41,632	34,806	121,566	99,615
Professional services(4)	32,162	29,914	93,708	97,483
Total net revenues	$690,925	$668,736	$2,046,829	$2,001,496

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s application virtualization products, which include XenDesktop and XenApp, the Company's enterprise mobility management products, which include XenMobile and related license updates and maintenance and support, and related cloud offerings.

(2)	Networking revenues primarily include NetScaler ADC and NetScaler SD-WAN, related license updates and maintenance and support, and related cloud offerings.

(3)	Data revenues primarily include ShareFile, Podio, and related cloud offerings.

(4)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenues:
Americas	$406,322	$397,349	$1,200,740	$1,188,719
EMEA	213,954	199,837	633,119	611,832
APJ	70,649	71,550	212,970	200,945
Total net revenues	$690,925	$668,736	$2,046,829	$2,001,496
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
The Convertible Notes consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Liability component
Principal	$1,437,483	$1,437,500
Less: note discount and issuance costs	(60,810)	(89,344)
Net carrying amount	$1,376,673	$1,348,156

Equity component
Temporary equity	$—	$79,495
Additional paid-in capital	162,869	83,374
Total equity (including temporary equity)	$162,869	$162,869
The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Contractual interest expense	$1,797	$1,797	$5,391	$5,391
Amortization of debt issuance costs	1,045	1,021	3,117	3,045
Amortization of debt discount	8,536	8,284	25,418	24,667
	$11,378	$11,102	$33,926	$33,103
See Note 7 to the Company's condensed consolidated financial statements for fair value disclosures related to the Company's Convertible Notes.
Convertible Note Hedge and Warrant Transactions
In connection with the pricing of the Convertible Notes, the Company entered into convertible note hedge transactions relating to approximately 16.0 million shares of common stock (the "Bond Hedges"), with JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (the “Option Counterparties”) and also entered into separate warrant transactions (the "Warrant Transactions") with each of the Option Counterparties relating to approximately 16.0 million shares of common stock. As a result of the Spin-off, the number of shares of the Company's common stock covered by the Bond Hedges and Warrant Transactions was adjusted to approximately 20.0 million shares.
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $120.00 per share. Subsequent to the Spin-off, the strike price of the Warrants was adjusted to a weighted-average strike price of $95.25 as of February 1, 2017. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity. As of September 30, 2017, no warrants have been exercised.
Aside from the initial payment of a premium to the Option Counterparties under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparties under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.

12. CREDIT FACILITY
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. The weighted average interest rate for the period that amounts were outstanding under the Credit Facility was 1.57%. As of September 30, 2017, there was $40.0 million outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of September 30, 2017.
13. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of September 30, 2017, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized gain on cash flow derivative instruments was $2.1 million at September 30, 2017, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The total cumulative unrealized loss on cash flow derivative instruments was $3.1 million at December 31, 2016, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 14 for more information related to comprehensive income. The net unrealized gain as of September 30, 2017 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,569	Prepaid expenses and other current assets	$460	Accrued expenses and other current liabilities	$293	Accrued expenses and other current liabilities	$3,816

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,962	Prepaid expenses and other current assets	$2,046	Accrued expenses and other current liabilities	$329	Accrued expenses and other current liabilities	$619

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended September 30, 2017
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2017	2016		2017	2016
Foreign currency forward contracts	$(340)	$1,023	Operating expenses	$1,116	$(641)

	For the Nine Months Ended September 30, 2017
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2017	2016		2017	2016
Foreign currency forward contracts	$5,214	$2,049	Operating expenses	$(551)	$(1,663)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended September 30, 2017
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2017	2016
Foreign currency forward contracts	Other income (expense), net	$(1,148)	$(1,693)

	For the Nine Months Ended September 30, 2017
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2017	2016
Foreign currency forward contracts	Other income (expense), net	$(6,298)	$(5,658)
Outstanding Foreign Currency Forward Contracts
As of September 30, 2017, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 20,770
Brazilian Real	BRL 11,870
Pounds Sterling	GBP 5,700
Canadian Dollar	CAD 2,640
Chinese Yuan Renminbi	CNY 53,279
Danish Krone	DKK 8,596
Euro	EUR 11,300
Hong Kong Dollar	HKD 26,000
Indian Rupee	INR 238,745
Japanese Yen	JPY 2,012,317
Singapore Dollar	SGD 10,400
Swiss Franc	CHF 2,030
14. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2016	$(16,346)	$(3,108)	$(3,130)	$(6,120)	$(28,704)
Other comprehensive income before reclassifications	—	1,500	4,663	—	6,163
Amounts reclassified from accumulated other comprehensive loss	—	(340)	551	263	474
Net current period other comprehensive income	—	1,160	5,214	263	6,637
Distribution of the GoTo Business	$13,400	$—	$—	$—	$13,400
Balance at September 30, 2017	$(2,946)	$(1,948)	$2,084	$(5,857)	$(8,667)
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is not material.

Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended September 30, 2017
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net losses on available-for-sale securities	$120	Other income (expense), net
Unrealized net gains on cash flow hedges	(1,116)	Operating expenses *
	$(996)

	For the Nine Months Ended September 30, 2017
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(340)	Other income (expense), net
Unrealized net losses on cash flow hedges	551	Operating expenses *
	$211
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
The Company’s continuing operations effective tax rate was 5.3% and 8.5% for the three months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2017 to the three months ended September 30, 2016 was generally due to the recognition of a $7.9 million benefit from the release of uncertain tax positions due to the expiration of statute of limitations in certain jurisdictions. The Company’s effective tax rate for continuing operations was 16.9% and 13.2% for the nine months ended September 30, 2017 and September 30, 2016, respectively. The increase in the effective tax rate when comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016 was primarily due to certain transactions executed during the nine months ended September 30, 2017. These amounts include a $46.1 million income tax charge to establish a valuation allowance due to a change in expectation of realizability of state R&D credits arising from the separation of the GoTo Business. This charge was partially offset by a $20.9 million benefit due to the adoption of the accounting standard update requiring recognition of income tax effects related to stock-based compensation when the awards vest or settle. This charge was also partially offset by a $9.8 million net tax benefit related to an international statutory tax transaction and a $7.9 million benefit from the release of uncertain tax positions due to the expiration of statute of limitations in certain jurisdictions.
The Company’s net unrecognized tax benefits totaled $69.2 million and $69.8 million as of September 30, 2017 and December 31, 2016, respectively. All amounts included in the balance at September 30, 2017 for tax positions would affect the annual effective tax rate if recognized. The Company has $2.4 million accrued for the payment of interest and penalties as of September 30, 2017.

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
At September 30, 2017, the Company had $194.5 million in net deferred tax assets from continuing operations. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
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
16. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $6.8 billion, of which $500.0 million was approved in January 2017. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2017, $329.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended September 30, 2017, the Company had expended $75.0 million on open market purchases under the stock repurchase program, repurchasing 984,869 shares of commons stock at an average price of $76.11. During the nine months ended September 30, 2017, the Company expended $575.0 million on open market purchases under the stock repurchase program, repurchasing 7,384,368 shares of outstanding common stock at an average price of $77.86.
During the three months ended September 30, 2016, the Company had no open market purchases. During the nine months ended September 30, 2016, the Company expended $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.

Shares for Tax Withholding
During the three months ended September 30, 2017, the Company withheld 135,003 shares from equity awards that vested, totaling $10.6 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the nine months ended September 30, 2017, the Company withheld 870,656 shares from stock units that vested, totaling $71.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended September 30, 2016, the Company withheld 134,782 shares from equity awards that vested, totaling $12.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the nine months ended September 30, 2016, the Company withheld 698,391 shares from stock units that vested, totaling $55.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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

For the three and nine months ended September 30, 2017 and September 30, 2016, restructuring charges were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Employee severance and related costs	$1,895	$3,933	$10,448	$42,342
Consolidation of leased facilities	6,657	8,243	8,408	19,147
Reversal of previous charges	—	—	(178)	(177)
Total Restructuring charges	$8,552	$12,176	$18,678	$61,312
During the three and nine months ended September 30, 2017, the Company incurred costs of $1.7 million and $9.2 million, respectively, related to operational initiatives designed to improve infrastructure scalability and cost saving efficiencies. The charges primarily related to employee severance. The majority of the activities related to this program were substantially completed as of the end of the third quarter of 2017. As of September 30, 2017, total charges incurred since inception were $9.2 million.
All remaining costs for the three and nine months ended September 30, 2017 and 2016 relate to other restructuring plans, wherein the majority of the activities related to these previous programs are substantially complete.
Restructuring accruals
The activity in the Company’s restructuring accruals for the nine months ended September 30, 2017 is summarized as follows (in thousands):

Total
Balance at January 1, 2017	$38,059
Restructuring charges	18,678
Payments	(15,770)
Balance at September 30, 2017	$40,967
As of September 30, 2017, the $41.0 million in outstanding restructuring accruals primarily relate to future payments for leased facilities.
Subsequent Event
On October 4, 2017, the Company announced a restructuring program to support its initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. The program will include, among other things, the elimination of full-time positions and facilities consolidation. The Company currently expects to record in the aggregate approximately $60.0 million to $100.0 million in pre-tax restructuring charges associated with this program. Included in these pre-tax charges are approximately $55.0 million to $70.0 million related to employee severance arrangements and approximately $5.0 million to $30.0 million related to the consolidation of leased facilities and other charges associated with the program. Substantially all of these charges will result in future cash expenditures. The Company currently anticipates completing the majority of the activities related to this program during the fourth quarter of 2017 and during fiscal year 2018.
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
In February 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting of leases. The new guidance requires that lessees in a leasing arrangement recognize a right-of-use asset and a lease liability for most leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The new guidance is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations; however, it is expected to have a material impact due to the recognition of the right-of-use assets and lease liabilities for operating leases which are currently not reflected on the balance sheet.
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
In May 2014, the Financial Accounting Standards Board issued an accounting standard update on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition and expands and improves disclosures about revenue. In July 2015, the Financial Accounting Standards Board issued an accounting standard update that defers the effective date of the new revenue recognition standard by one year. The new guidance is effective for annual reporting periods beginning on or after December 15, 2017, and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The Company has completed its assessment of its information technology systems, data and processes related to the implementation of this accounting standard. Additionally, the Company has substantially completed its information technology system design and solution development, and commenced implementation of the solution in the first quarter of fiscal year 2017. The Company is currently evaluating and developing internal controls during implementation to ensure its portfolio of contracts are adequately evaluated, and it expects that the adoption of the standard will have a significant impact to its internal control environment. The Company's internal controls will be modified and augmented, as necessary, upon adoption of the Company’s new revenue recognition policy effective January 1, 2018. The Company expects to adopt the accounting standard update on a modified retrospective basis in the first quarter of fiscal year 2018, and is currently evaluating the potential impact of this standard on its financial position and results of operations. Under the new standard the Company expects to capitalize and amortize certain commissions over the expected customer life rather than expensing them as incurred. Additionally, under the new standard, the Company would be required to recognize term license revenues upfront at time of delivery rather than ratably over the related contract period. The Company expects revenue recognition related to perpetual software, hardware, cloud offerings and professional services to remain substantially unchanged.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning new products, research and development, offerings of products and services, market positioning and opportunities, customer demand, distribution and sales channels, financial information and results of operations for future periods, strategy, operational and growth initiatives, seasonal factors, restructuring activities, headcount, international operations, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax matters and rates, the expected benefits of acquisitions, changes in domestic and foreign economic conditions and credit markets, liquidity and debt obligations, share repurchase activity, litigation and intellectual property matters, and the evolution of our business towards a subscription-based model, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
Citrix aims to power a world where people, organizations and things are securely connected and accessible to make the extraordinary possible. We help customers reimagine the future of work by providing the most comprehensive secure digital workspace that unifies the apps, data and services people need to be productive, and simplifies IT’s ability to adopt and manage complex cloud environments.
We market and license our products directly to customers, over the Web, and through systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, original equipment manufacturers, or OEMs and service providers, or CSPs.
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
On October 4, 2017, we announced a restructuring program to support our initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. The program will include, among other things, the elimination of full-time positions and facilities consolidation. We currently expect to record in the aggregate approximately $60.0 million to $100.0 million in pre-tax restructuring charges associated with this program. Included in these pre-tax charges are approximately $55.0 million to $70.0 million related to employee severance arrangements and approximately $5.0 million to $30.0 million related to the consolidation of leased facilities and other charges associated with the program. Substantially all of these charges will result in future cash expenditures. We currently anticipate completing the majority of the activities related to this program during the fourth quarter of 2017 and during fiscal year 2018.
Through the first three quarters of 2017, we accelerated innovation in the cloud, with the introduction of new services, features and capabilities in Citrix Cloud to build out a comprehensive secure digital workspace. We are seeing an increasing shift in the way customers are purchasing our products, evolving towards a more subscription-based business model.
We expect our transition to a subscription-based business model to provide financial and operational benefits to Citrix, including by increasing customer life-time-value, expanding our customer use-cases and innovation opportunities, and extending the use of Citrix services to securely deliver a broader array of applications, including SaaS and Web apps, and services.
For the balance of fiscal year 2017, we will continue to report our revenues in four groupings: (1) product and license; (2) license updates and maintenance; (3) professional services; and (4) software as a service. Beginning in the first quarter of fiscal year 2018, we plan to improve transparency of our subscription business model transition by reporting revenue as follows: (1) product and license revenue from perpetual product offerings; (2) support and services revenue for perpetual product and license offerings; and (3) subscription revenue, which will include revenue from our ratable cloud services offerings and on-premise subscriptions as well as revenue from our CSP offerings.
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
Summary of Results
For the three months ended September 30, 2017 compared to the three months ended September 30, 2016, a summary of our results from continuing operations included:

•	Product and licenses revenue decreased 6.8% to $192.1 million;

•	Software as a service revenue increased 32.1% to $45.8 million;

•	License updates and maintenance revenue increased 5.7% to $421.0 million;

•	Professional services revenue increased 7.4% to $32.1 million;

•	Gross margin as a percentage of revenue remained consistent at 84.7%;

•	Operating income from continuing operations increased 6.3% to $136.7 million; and

•	Diluted net income per share from continuing operations increased 15.5% to $0.82.
Our Product and licenses revenue decreased primarily due to lower sales of our Networking products, partially offset by an increase in sales of our Workspace Services products. Our Software as a service revenue increased primarily due to increased sales of our Data offerings and Workspace Services offerings delivered via the cloud. The increase in License updates and maintenance revenue was primarily due to increased sales of maintenance services across our Workspace Services and Networking products, partially offset by a decrease in our Subscription Advantage product and technical support. The increase in Professional services revenue was primarily due to increased product training and certification and implementation services related to our Workspace Services solutions. We currently expect total revenue to increase when comparing the fourth quarter of 2017 to the fourth quarter of 2016 and when comparing the 2017 fiscal year to the 2016 fiscal year. The increase in operating income from continuing operations was primarily due to a higher gross margin driven by an increase in sales. The increase in diluted net income per share from continuing operations was primarily due to a net tax benefit from the release of tax reserves related to the expiration of statute of limitations for the 2013 tax year, as well as a decrease in the number of weighted average shares outstanding due to share repurchases.
2017 Business Combination
On January 3, 2017, we acquired all of the issued and outstanding securities of Unidesk Corporation (“Unidesk”). We acquired Unidesk to enhance our application management and delivery offerings. The total cash consideration for this transaction was $60.4 million, net of $2.7 million cash acquired. Transaction costs associated with the acquisition were $0.4 million. No transaction costs were incurred during the three months ended September 30, 2017. We expensed $0.1 million of transaction costs during the nine months ended September 30, 2017, which were included in General and administrative expense in the accompanying condensed consolidated statements of income.
2016 Business Combination
On September 7, 2016, we acquired all of the issued and outstanding securities of a privately held company. The acquisition provides a software solution that cuts the cost of desktop and application virtualization and delivers workspace performance by accelerating desktop logon and application response times for any Microsoft Windows-based environment. The total cash consideration for this transaction was $11.5 million, net of $0.8 million cash acquired. Transaction costs were $0.4 million, none of which were incurred during the three and nine months ended September 30, 2017. We expensed $0.3 million and $0.4 million of transaction costs during the three and nine months ended September 30, 2016, respectively. The assets related to this acquisition relate primarily to $8.2 million of product technology identifiable intangible assets with a 4 year life and goodwill of $4.7 million.
2016 Asset Acquisition
On January 8, 2016, we acquired certain monitoring technology assets from a privately-held company for total cash consideration of $23.6 million. The acquisition provides a monitoring solution for our products as it relates to Microsoft Windows applications and desktop delivery. The identifiable intangible assets acquired related primarily to product technologies.
2016 Divestiture
On February 29, 2016, we sold our CloudPlatform and CloudPortal Business Manager products to Persistent Telecom Solutions, Inc. The agreement included contingent consideration in the form of an earnout provision based on revenue for a period of five years following the closing date. Any income associated with the contingent consideration will be recognized if the earnout provisions are met. No earnout provisions were met during the three and nine months ended September 30, 2017. Therefore, no income was recognized during the three and nine months ended September 30, 2017.

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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2017	September 30, 2017
	2017	2016	2017	2016	vs. September 30, 2016	vs. September 30, 2016
Revenues:
Product and licenses	$192,102	$206,041	$594,708	$627,581	(6.8)%	(5.2)%
Software as a service	45,810	34,673	126,053	98,552	32.1	27.9
License updates and maintenance	420,951	398,171	1,232,734	1,178,053	5.7	4.6
Professional services	32,062	29,851	93,334	97,310	7.4	(4.1)
Total net revenues	690,925	668,736	2,046,829	2,001,496	3.3	2.3
Cost of net revenues:
Cost of product and license revenues	27,277	28,059	89,723	93,077	(2.8)	(3.6)
Cost of services and maintenance revenues	61,096	55,337	184,922	168,874	10.4	9.5
Amortization of product related intangible assets	17,564	14,775	43,062	43,222	18.9	(0.4)
Total cost of net revenues	105,937	98,171	317,707	305,173	7.9	4.1
Gross margin	584,988	570,565	1,729,122	1,696,323	2.5	1.9
Operating expenses:
Research and development	107,113	101,741	316,478	304,624	5.3	3.9
Sales, marketing and services	249,499	244,495	764,564	724,343	2.0	5.6
General and administrative	79,378	79,617	237,033	236,775	(0.3)	0.1
Amortization of other intangible assets	3,733	3,907	11,071	11,449	(4.5)	(3.3)
Restructuring	8,552	12,176	18,678	61,312	(29.8)	(69.5)
Total operating expenses	448,275	441,936	1,347,824	1,338,503	1.4	0.7
Income from operations	136,713	128,629	381,298	357,820	6.3	6.6
Interest income	7,873	4,193	19,045	12,108	87.8	57.3
Interest expense	(11,726)	(11,254)	(35,286)	(33,605)	4.2	5.0
Other income (expense), net	981	494	3,166	(781)	98.6	(505.4)
Income from continuing operations before income taxes	133,841	122,062	368,223	335,542	9.7	9.7
Income tax expense	7,121	10,325	62,349	44,262	(31.0)	40.9
Income from continuing operations	126,720	111,737	305,874	291,280	13.4	5.0
Income (loss) from discontinued operations, net of income taxes	—	20,164	(42,704)	44,982	(100.0)	(194.9)
Net income	$126,720	$131,901	$263,170	$336,262	(3.9)	(21.7)

Revenues
Net revenues include Product and licenses, License updates and maintenance, Professional services and SaaS revenues related to our Data offerings. Product and licenses primarily represent fees related to the licensing of the following major products:

•
Workspace Services is primarily comprised of our Application Virtualization products which include XenDesktop and XenApp, our Enterprise Mobility Management products which include XenMobile products and Workspace Suite; and

•	Networking primarily includes NetScaler ADC and NetScaler SD-WAN.
We offer incentive programs to our VADs and VARs to stimulate demand for our products. Product and license revenues associated with these programs are partially offset by these incentives to our VADs and VARs. In addition, our CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.
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
Our SaaS revenues, which are recognized ratably over the contractual term, primarily consist of fees related to our Data offerings, primarily ShareFile, as well as fees related to our Workspace Services and Networking offerings delivered via the cloud.

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2017	September 30, 2017
	2017	2016	2017	2016	vs. September 30, 2016	vs. September 30, 2016
	(in thousands)
Product and licenses	$192,102	$206,041	$594,708	$627,581	$(13,939)	$(32,873)
Software as a service	45,810	34,673	126,053	98,552	11,137	27,501
License updates and maintenance	420,951	398,171	1,232,734	1,178,053	22,780	54,681
Professional services	32,062	29,851	93,334	97,310	2,211	(3,976)
Total net revenues	$690,925	$668,736	$2,046,829	$2,001,496	$22,189	$45,333
Product and Licenses
Product and licenses revenue decreased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to lower sales of our Networking products of $17.2 million, partially offset by an increase in sales of our Workspace Services products of $3.0 million. Product and licenses revenue decreased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to lower sales of our Networking products. We currently expect Product and licenses revenue to increase when comparing the fourth quarter of 2017 to the fourth quarter of 2016.

Software as a Service
Software as a service revenue increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to increased sales of our Data offerings of $5.6 million and Workspace Services offerings delivered via the cloud of $5.2 million. Software as a service revenue increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to increased sales of our Data offerings of $17.8 million and our Workspace Services offerings delivered via the cloud of $9.1 million. We currently expect Software as a service revenue to increase when comparing the fourth quarter of 2017 to the fourth quarter of 2016.
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
License updates and maintenance revenue increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to an increase in software and hardware maintenance revenues of $101.0 million, primarily driven by increased sales of maintenance revenues across our Workspace Services products, partially offset by a decrease in our Subscription Advantage product of $71.7 million and technical support of $7.8 million. License updates and maintenance revenue increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in software and hardware maintenance revenues of $245.3 million, primarily driven by increased sales of maintenance revenues across our Workspace Services products, partially offset by a decrease in our Subscription Advantage product of $168.8 million and our technical support of $22.1 million. These results are due to our new Customer Success Services offering discussed above. We currently expect License updates and maintenance revenue to increase when comparing the fourth quarter of 2017 to the fourth quarter of 2016.
Professional Services
The increase in Professional services revenue when comparing the three months ended September 30, 2017 to the three months ended September 30, 2016 were primarily due to increased product training and certification and implementation services related to our Workspace Services solutions. The decrease in Professional services revenue when comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016 was primarily due to decreased product training and certification and implementation services related to our Workspace Services solutions. We currently expect Professional services revenue to remain relatively consistent when comparing the fourth quarter of 2017 to the fourth quarter of 2016.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from maintenance fees, which include software and hardware maintenance, our Subscription Advantage product and technical support. Deferred revenues also include SaaS revenue primarily from our Data offerings and Professional services revenue primarily related to our consulting contracts.
Deferred revenues decreased $5.3 million as of September 30, 2017 compared to December 31, 2016 primarily due to a decrease in sales of our Subscription Advantage product of $244.3 million, partially offset by an increase in sales of our software maintenance offerings of $239.6 million. We currently expect deferred revenue to increase throughout the remainder of 2017.
International Revenues
International revenues (sales outside the United States) accounted for 45.9% and 45.7% of our net revenues for the three and nine months ended September 30, 2017, respectively, and 43.8% and 45.4% of our net revenues for the three and nine months ended September 30, 2016. The increase in our international revenues as a percentage of our net revenues for three months ended September 30, 2017 compared to the three months ended September 30, 2016 was mostly due to an increase in revenue in the EMEA region, primarily due to higher sales of our Workspace Services solutions of $9.8 million and Networking products of $2.2 million. The increase in our international revenues as a percentage of our net revenues for nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is not significant. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.

Cost of Net Revenues

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2017	September 30, 2017
	2017	2016	2017	2016	vs. September 30, 2016	vs. September 30, 2016
	(In thousands)
Cost of product and license revenues	$27,277	$28,059	$89,723	$93,077	$(782)	$(3,354)
Cost of services and maintenance revenues	61,096	55,337	184,922	168,874	5,759	16,048
Amortization of product related intangible assets	17,564	14,775	43,062	43,222	2,789	(160)
Total cost of net revenues	$105,937	$98,171	$317,707	$305,173	$7,766	$12,534
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
Cost of product and license revenues decreased for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily due to lower overall sales of our Networking products, which contains hardware components that have a higher cost than our software products. We currently expect an increase in Cost of product and license revenues when comparing the fourth quarter of 2017 to the fourth quarter of 2016, consistent with the expected increase in Product and licenses revenue.
Cost of services and maintenance revenues increased for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to an increase in sales of our software maintenance from our new Customer Success Services offering. Cost of services and maintenance revenues increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in sales of our software maintenance of $10.5 million from our new Customer Success Services offering, an increase in sales of our Data offerings of $3.6 million and an increase in sales of our Workspace Services offerings delivered via the cloud of $3.4 million. These increases are partially offset by a decrease of $2.5 million driven by lower sales of our professional services. We currently expect Cost of services and maintenance revenues to increase when comparing the fourth quarter of 2017 to the fourth quarter of 2016, consistent with the expected increases in SaaS revenue and License updates and maintenance revenue as discussed above.
Gross Margin
Gross margin as a percentage of revenue was 84.7% and 84.5% for the three and nine months ended September 30, 2017, respectively, and 85.3% and 84.8% for the three and nine months ended September 30, 2016, respectively. The change in gross margin when comparing the three and nine months ended September 30, 2017 to September 30, 2016 was not significant.
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

Research and Development Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2017	September 30, 2017
	2017	2016	2017	2016	vs. September 30, 2016	vs. September 30, 2016
	(In thousands)
Research and development	$107,113	$101,741	$316,478	$304,624	$5,372	$11,854
Research and development expenses consisted primarily of personnel related costs, facility and equipment costs and cloud capacity costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to an increase in stock-based compensation of $3.9 million and an increase in compensation and other employee-related costs of $3.7 million primarily related to a net increase in headcount. These increases are partially offset by a decrease in facility and equipment costs of $1.1 million and a decrease in cloud capacity costs of $0.5 million.
Research and development expenses increased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in compensation and other employee-related costs of $11.9 million primarily related to a net increase in headcount and an increase in stock-based compensation of $7.8 million. These increases are partially offset by a decrease in facility and equipment costs of $6.5 million and consulting fees of $2.2 million.
Sales, Marketing and Services Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2017	September 30, 2017
	2017	2016	2017	2016	vs. September 30, 2016	vs. September 30, 2016
	(In thousands)
Sales, marketing and services	$249,499	$244,495	$764,564	$724,343	$5,004	$40,221
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
Sales, marketing and services expenses increased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to an increase in compensation and other employee-related costs, including variable compensation of $7.1 million, partially offset by a decrease in certain facility and depreciation costs of $2.9 million.
Sales, marketing and services expenses increased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to an increase in compensation and other employee-related costs, including variable compensation of $37.4 million resulting from a net increase in headcount related to go-to market investments to drive growth, an increase in marketing programs of $7.5 million and an increase in cloud capacity costs of $7.4 million. These increases are partially offset by a decrease in certain facility and depreciation costs of $15.2 million.

General and Administrative Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2017	September 30, 2017
	2017	2016	2017	2016	vs. September 30, 2016	vs. September 30, 2016
	(In thousands)
General and administrative	$79,378	$79,617	$237,033	$236,775	$(239)	$258
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses remained consistent for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.
Restructuring Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2017	September 30, 2017
	2017	2016	2017	2016	vs. September 30, 2016	vs. September 30, 2016
	(In thousands)
Restructuring	$8,552	$12,176	$18,678	$61,312	$(3,624)	$(42,634)

During the three and nine months ended September 30, 2017, we incurred costs of $1.7 million and $9.2 million, respectively, related to operational initiatives designed to improve infrastructure scalability and cost saving efficiencies. The charges primarily related to employee severance. As of September 30, 2017, total charges incurred since inception were $9.2 million.
All remaining costs for the three and nine months ended September 30, 2017 and 2016 relate to other restructuring plans, wherein the majority of the activities related to these previous programs are substantially complete.
Additionally, as mentioned in the Overview section above, on October 4, 2017, we announced a restructuring program to support our initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. We currently expect to record in the aggregate approximately $60.0 million to $100.0 million in pre-tax restructuring charges associated with this program. We currently anticipate completing the majority of the activities related to this program during the fourth quarter of 2017 and during fiscal year 2018.
2017 Operating Expense Outlook
When comparing the fourth quarter of 2017 to the fourth quarter of 2016, we currently expect an overall decrease in Operating expenses. Additionally, we expect an increase in restructuring costs when comparing the fourth quarter of 2017 to the fourth quarter of 2016.
Interest Income

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2017	September 30, 2017
	2017	2016	2017	2016	vs. September 30, 2016	vs. September 30, 2016
	(In thousands)
Interest income	$7,873	$4,193	$19,045	$12,108	$3,680	$6,937
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income increased for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 due to overall balances and higher yields on investments. See Note 6 to our condensed consolidated financial statements for additional details regarding the Company’s investments.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2017	September 30, 2017
	2017	2016	2017	2016	vs. September 30, 2016	vs. September 30, 2016
	(In thousands)
Other income (expense), net	$981	$494	$3,166	$(781)	$487	$3,947
Other income (expense), net is primarily comprised of gains (losses) from remeasurement of foreign currency transaction, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other income (expense), net during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was not significant.
The change in Other income (expense), net during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily driven by an increase in net gains on remeasurement and settlements of foreign currency transactions.
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
Our continuing operations effective tax rate was 5.3% and 8.5% for the three months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2017 to the three months ended September 30, 2016 was generally due to the recognition of a $7.9 million benefit from the release of uncertain tax positions due to expiration of statute of limitations in certain jurisdictions during the three months ended September 30, 2017. Our continuing operations effective tax rate was 16.9% and 13.2% for the nine months ended September 30, 2017 and September 30, 2016, respectively. The increase in the effective tax rate when comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016 was primarily due to certain transactions executed during the nine months ended September 30, 2017. These amounts include a $46.1 million income tax charge to establish a valuation allowance due to a change in expectation of realizability of state R&D credits arising from the separation of the GoTo Business. This charge was partially offset by a $20.9 million benefit due to the adoption of the accounting standard update requiring recognition of income tax effects related to stock-based compensation when the awards vest or settle. This charge was also partially offset by a $9.8 million net tax benefit primarily related to an international statutory tax transaction and a $7.9 million benefit from the release of uncertain tax positions due to the expiration of statute of limitations in certain jurisdictions.
Our net unrecognized tax benefits totaled $69.2 million and $69.8 million as of September 30, 2017 and December 31, 2016 respectively. All amounts included in the balance at September 30, 2017 for tax positions would affect the annual effective tax rate if recognized. We have $2.4 million accrued for the payment of interest and penalties as of September 30, 2017.
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
At September 30, 2017, we had $194.5 million in net deferred tax assets from continuing operations. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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
Liquidity and Capital Resources
During the nine months ended September 30, 2017, we generated continuing operating cash flows of $710.6 million. These continuing operating cash flows related primarily to net income from continuing operations of $305.9 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $127.2 million, depreciation and amortization expenses of $121.3 million, and deferred income tax expense of $32.4 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $93.8 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an inflow in accounts receivable of $216.1 million driven by an increase in collections from higher prior period bookings. This inflow is partially offset by changes in income taxes, net of $58.3 million mostly due to a decrease in income taxes payable and an increase in prepaid taxes, changes in accrued expenses and other liabilities of $17.4 million primarily due to a decrease in employee-related accruals, changes in accounts payable of $17.0 million due to the timing of payments, changes in prepaid expenses and other current assets of $15.8 million mostly due to an increase in prepaid licensing agreements and changes in deferred revenue of $10.7 million. Our continuing investing activities used $37.3 million of cash consisting primarily cash paid for the purchase of property and equipment of $61.7 million and cash paid for acquisitions of $60.4 million, partially offset by the net proceeds from the sale of investments of $90.7 million. Our financing activities used cash of $636.6 million primarily due to cash paid for stock repurchases of $575.0 million, repayments on our credit facility of $125.0 million, cash paid for tax withholding on vested stock awards of $71.2 million, and the transfer of cash to the GoTo Business resulting from the separation of $28.5 million, partially offset by proceeds from the credit facility of $165.0 million.
During the nine months ended September 30, 2016, we generated continuing operating cash flows of $739.6 million. These continuing operating cash flows related primarily to net income from continuing operations of $291.3 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $138.7 million and stock-based compensation expense of $115.3 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $200.1 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of changes in accounts receivable of $190.7 million driven by an increase in collections from higher bookings and changes in income taxes, net of $70.8 million mostly due to decreases in prepaid taxes and increase in income taxes payable. These inflows are partially offset by decreases in deferred revenue of $51.1 million and outflows in accounts payable of $19.3 million due to timing of payments. Our continuing investing activities provided $153.1 million of cash consisting primarily of net proceeds from the sale of investments of $256.3 million, partially offset by cash paid for the purchase of property and equipment of $66.3 million, cash paid for licensing agreements and technology of $25.8 million, and cash paid for acquisitions of $11.5 million. Our financing activities used cash of $32.3 million primarily due to cash paid for tax withholding on vested stock awards of $55.4 million and cash paid for stock repurchases of $28.7 million, partially offset by proceeds from the issuance of common stock under our employee stock-based compensation plans of $39.4 million.

Credit Facility
On January 7, 2015, we entered into a credit agreement, or Credit Agreement, with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years. During the nine months ended September 30, 2017, we drew $165.0 million, of which we repaid $125.0 million as of as of September 30, 2017. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement. The weighted average interest rate for the period that amounts were outstanding under the Credit Facility was 1.57%. As of September 30, 2017, there was $40.0 million outstanding under the credit facility.
The Credit Agreement requires us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. We were in compliance with these covenants as of September 30, 2017. In addition, the Credit Agreement contains customary representations and warranties. Please see Note 12 to our condensed consolidated financial statements for additional details on our Credit Agreement.
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
The conversion period for the Convertible Notes that commenced on October 10, 2016 in connection with the distribution terminated as of the close of business on January 31, 2017. As a result, the Convertible Notes were reclassified to Other liabilities from Current liabilities and the amount previously recorded as Temporary equity was reclassified to Stockholders' equity as of September 30, 2017. The distribution also resulted in an adjustment to the conversion rate for the Convertible Notes under the terms of the Indenture. As a result of this adjustment, the conversion rate for the Convertible Notes was re-set as of the opening of business on February 1, 2017 to 13.9061 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of $71.91 per share of common stock. Similar adjustments were made to the conversion rates for the convertible note hedge and warrant transactions as of the opening of business on February 1, 2017.
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
Cash, Cash Equivalents and Investments

	September 30, 2017	December 31, 2016	2017 Compared to 2016
	(In thousands)
Cash, cash equivalents and investments	$2,558,714	$2,543,160	$15,554
The increase in Cash, cash equivalents and investments when comparing September 30, 2017 to December 31, 2016, is primarily due to cash provided by our continuing operating activities of $710.6 million and proceeds from our credit facility of $165.0 million, partially offset by cash paid for stock repurchases of $575.0 million, repayments on our credit facility of $125.0 million, cash paid for tax withholding on vested stock awards of $71.2 million and cash paid for property and equipment of $61.7 million.
As of September 30, 2017, $2.47 billion of the $2.56 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes to repatriate these funds. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to permanently reinvest our foreign earnings. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Accounts Receivable, Net

	September 30, 2017	December 31, 2016	2017 Compared to 2016
	(In thousands)
Accounts receivable	$468,309	$687,089	$(218,780)
Allowance for returns	(778)	(1,994)	1,216
Allowance for doubtful accounts	(2,730)	(3,889)	1,159
Accounts receivable, net	$464,801	$681,206	$(216,405)
The decrease in Accounts receivable, net, when comparing September 30, 2017 to December 31, 2016 was primarily due to an increase in collections from prior period bookings. The activity in our Allowance for returns was comprised primarily of $2.9 million in credits issued for returns during the nine months ended September 30, 2017, partially offset by $1.7 million of provisions for returns recorded during the nine months ended September 30, 2017. The activity in our Allowance for doubtful accounts was comprised primarily of $5.4 million of uncollectible accounts written off, net of recoveries during the nine months ended September 30, 2017, partially offset by $4.2 million in provisions for doubtful accounts. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.8 billion, of which $500.0 million was approved in January 2017. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At September 30, 2017, $329.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended September 30, 2017, we expended $75.0 million on open market purchases under the stock purchase program, repurchasing 984,869 shares of outstanding common stock at an average price of $76.11. During the nine months ended September 30, 2017, we expended $575.0 million on open market purchases under the stock repurchase program, repurchasing 7,384,368 shares of outstanding common stock at an average price of $77.86.

During the three months ended September 30, 2016, we had no open market purchases. During the nine months ended September 30, 2016, we expended $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
Shares for Tax Withholding
During the three months ended September 30, 2017, we withheld 135,003 shares from equity awards that vested, totaling $10.6 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the nine months ended September 30, 2017, we withheld 870,656 shares from stock units that vested, totaling $71.2 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. During the three months ended September 30, 2016, we withheld 134,782 shares from stock units that vested, totaling $12.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the nine months ended September 30, 2016, we withheld 698,391 shares from stock units that vested, totaling $55.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of stock units. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended September 30, 2017 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2017, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our transition from a perpetual to a subscription-based business model is subject to numerous risks and uncertainties.
The focus of our business model is shifting away from sales of perpetual software licenses for on premises deployment to sales of subscriptions to our cloud-delivered solutions. Perpetual software licenses for on premises deployment of our solutions will continue to be available to our customers, including through “hybrid” licenses permitting customers to transition from an on premises to a cloud-based deployment during the term of the license. This cloud-subscription strategy may give rise to a number of risks, including the following:

•	our cloud-subscription strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time, service availability, and security of a cloud-delivered solution;

•	we may not be able to implement effective go-to-market strategies and train our sales team and channel partners in order to effectively market our subscription offerings;

•	we may be unsuccessful in maintaining our target pricing, adoption and projected renewal rates;

•	we may select solution prices that are not optimal and could negatively affect our sales or earnings;

•	we may incur costs at a higher than forecasted rate as we expand our cloud-delivered solutions;

•	our cloud-delivered solutions are primarily operated through third party data centers, which we do not control and which may be vulnerable to damage, interruption and cyber-related risks; and

•	our cloud-subscription strategy creates certain risks related to the timing of revenue recognition and potential reductions in cash flows in the near term.
Our cloud-subscription strategy may also require a considerable investment of technical, financial, legal and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, scalability, customization, performance, current license terms, customer preference, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives, including our fiscal year 2020 targets for revenue growth rate, operating margin, revenue from subscriptions as a percentage of total revenue, Citrix Cloud bookings as a percentage of new bookings and capital return, is subject to numerous uncertainties, including but not limited to: customer demand, the pace of our business model transition, renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such solutions that address customer requirements, tax and accounting implications, pricing and our costs. In addition, the metrics we use to gauge the status of our business may evolve over the course of the transition as significant trends emerge.
If we are unable to successfully establish our cloud-subscription strategy and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.
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
Effective succession planning is also important to our long-term success. We recently experienced significant changes in our senior management team, including the appointment of David J. Henshall as our President and Chief Executive Officer in July 2017 and Mark Ferrer as our Executive Vice President and Chief Revenue Officer in October 2017. Further, as previously announced in connection with Mr. Henshall’s appointment, we are conducting a search process to identify a permanent Chief Financial Officer. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations.
We recently implemented a restructuring program, which we cannot guarantee will achieve its intended result.
In October 2017, we announced the implementation of a restructuring program designed to increase our strategic focus and operational efficiency. It is anticipated that the aggregate total pre-tax restructuring charges for this program, which primarily relate to employee severance arrangements and consolidation of leased facilities, will be in the range of $60.0 million to $100.0 million. We cannot guarantee that we will achieve or sustain the targeted benefits under this restructuring program, or that the benefits, even if achieved, will be adequate to meet our long-term profitability expectations. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of employees, any of which may impair our ability to achieve anticipated results from operations or otherwise harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $6.8 billion, of which $500.0 million was approved in January 2017. The objective of the stock repurchase program is to improve stockholders’ returns. As of September 30, 2017, $329.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended September 30, 2017:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
July 1, 2017 through July 31, 2017	52,355	$80.68	—	$404,006
August 1, 2017 through August 31, 2017	836,785	76.06	789,269	344,031
September 1, 2017 through September 30, 2017	230,732	76.79	195,600	329,049
Total	1,119,872		984,869	329,049

(1)
Includes 135,003 shares withheld from restricted stock units and stock awards that vested in the third quarter of 2017 to satisfy minimum tax withholding obligations that arose on the vesting of such restricted stock units and stock awards. We expended approximately $75.0 million during the quarter ended September 30, 2017 for repurchases of our common stock. For more information see Note 16 to our condensed consolidated financial statements.

(2)
Shares withheld from equity awards that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 5.	OTHER INFORMATION

On November 1, 2017, the Company entered into a letter agreement with Carlos Sartorius, former Executive Vice President, Worldwide Sales and Services, in connection with his retirement from the Company and in order to effect an orderly transition of leadership of the Worldwide Sales and Services function. Subject to Mr. Sartorius remaining with the Company through March 31, 2018, the letter agreement provides for Mr. Sartorius to receive the payments and benefits that he would have received under his existing Executive Agreement with the Company if his employment had been terminated without cause or terminated following a change in control of the Company. A summary of Mr. Sartorius’s Executive Agreement and the amounts payable thereunder is set forth in the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2017 under the caption “Senior Executive Agreements,” which summary is incorporated herein by reference. The form of Executive Agreement was included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2017. The payments and benefits described above are subject to the execution of a separation and release agreement containing, among other provisions, a general release of claims in favor of the Company.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

2.1†	Amendment No. 3, dated as of September 29, 2017, to Agreement and Plan of Merger, dated as of July 26, 2016, by and among Citrix Systems, Inc., GetGo, Inc. and LogMeIn, Inc.

10.1*
Employment Agreement, dated July 10, 2017, by and between Citrix Systems, Inc. and David J. Henshall (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 10, 2017)

10.2*
Amended and Restated Employment Agreement, dated July 7, 2017, by and between Citrix Systems, Inc. and Robert M. Calderoni (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 10, 2017)

10.3†*	Separation Agreement and Release, dated July 7, 2017, by and between Citrix Systems, Inc. and Kirill Tatarinov

10.4*
Form of Executive Agreement by and between Citrix Systems, Inc. and each of its executive officers (other than David J. Henshall) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 20, 2017)

10.5†*	Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017)

10.6†*	Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017)

10.7†*	Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards - August 2017)

10.8†*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017)

10.9†*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017)

10.10†*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards - August 2017)

31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of November, 2017.

CITRIX SYSTEMS, INC.

By:	/s/ MARK M. COYLE
Mark M. Coyle
Interim Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1†	Amendment No. 3, dated as of September 29, 2017, to Agreement and Plan of Merger, dated as of July 26, 2016, by and among Citrix Systems, Inc., GetGo, Inc. and LogMeIn, Inc.

10.1*
Employment Agreement, dated July 10, 2017, by and between Citrix Systems, Inc. and David J. Henshall (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 10, 2017)

10.2*
Amended and Restated Employment Agreement, dated July 7, 2017, by and between Citrix Systems, Inc. and Robert M. Calderoni (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 10, 2017)

10.3†*	Separation Agreement and Release, dated July 7, 2017, by and between Citrix Systems, Inc. and Kirill Tatarinov

10.4*
Form of Executive Agreement by and between Citrix Systems, Inc. and each of its executive officers (other than David J. Henshall) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 20, 2017)

10.5†*	Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017)

10.6†*	Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017)

10.7†*	Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards - August 2017)

10.8†*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017)

10.9†*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017)

10.10†*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards - August 2017)

31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.