Form 10-K
period 2017-12-31
CITRIX SYSTEMS INC
filed 2018-02-16
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $10,801,319,391. As of February 9, 2018 there were 136,150,856 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2017. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
ITEM 1. BUSINESS
Business Overview
Citrix is a Delaware corporation incorporated on April 17, 1989.
Our mission is to power a world where people, organizations and things are securely connected and accessible to make the extraordinary possible. We help customers reimagine the future of work by providing a comprehensive secure digital workspace that unifies the apps, data and services people need to be productive, and simplifies IT’s ability to adopt and manage complex cloud environments.
Digital transformation is occurring in every industry at a rapid pace. Businesses today are adopting cloud services and software as a service, or SaaS, apps on a broad basis. Many businesses are juggling multiple cloud providers and dozens of new SaaS apps. Yet, we believe many organizations are expected to have a majority of their workloads still running on-premises in five years. This combination of increased complexity with mobility and new workstyles results in a fragmented user experience, an increase in security risks, and IT teams challenged to properly manage the technology needs of organizations.
As a result of this convergence of cloud, legacy systems, and newer technologies, including artificial intelligence and machine learning, organizations are now seeking to adopt multi-cloud, hybrid-cloud strategies for their IT infrastructure, so that they can provide flexibility to navigate all systems and security to address ever-expanding attack surfaces, all without sacrificing experience for their end users.
As we continue to pursue our mission to power a world where people, organizations and things are securely connected and accessible, we are focused on three strategic initiatives. First, we are accelerating our move to a subscription-based business model and to offer all of our solutions from the cloud to give organizations flexibility in how they work. Second, we are unifying our portfolio to simplify user and IT experience. Finally, to help meet the expected demands of the future, we are expanding our networking capabilities to provide a secure digital perimeter and broader analytics services.
We market and license our solutions through multiple channels worldwide, including selling through resellers and direct over the Web. Our partner community comprises thousands of value-added resellers, or VARs known as Citrix Solution Advisors, value-added distributors, or VADs, systems integrators, or SIs, independent software vendors, or ISVs, original equipment manufacturers, or OEMs and Citrix Service Providers, or CSPs.
Separation of GoTo Business
On January 31, 2017, we completed the separation and subsequent merger of the GoTo family of service offerings of our wholly-owned subsidiary, GetGo, Inc., or GetGo, to LogMeIn, Inc., or LogMeIn, pursuant to a pro rata distribution to our stockholders of 100% of the shares of common stock of GetGo, pursuant to a Reverse Morris Trust, or RMT, transaction. The GoTo family of service offerings consisted of GoToMeeting, GoToWebinar, GoToTraining, GoToMyPC, GoToAssist, Grasshopper and OpenVoice, or collectively the GoTo Business, and had historically been part of our GoTo Business segment. As a result, the consolidated financial statements included in this Annual Report on Form 10-K and related financial information reflect the GoTo Business operations, assets and liabilities, and cash flows as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for further information.
Subscription Model Transition
In 2017, we announced our intent to transition to a subscription-based business model, and we began offering our customers the option to purchase our solutions as a subscription, whereby a fee is paid for continuous access to our software or the right to use our software and receive support for a specified period. We expect our transition to a subscription-based business model to provide financial and operational benefits to Citrix: increasing customer life-time-value, expanding our customer use-cases and innovation opportunities, and extending the use of Citrix services to securely deliver a broader array of applications, including Web, SaaS apps and services.

Products and Services
We are enabling the future of work by delivering digital workspace, networking, and analytics solutions that help customers drive innovation and be productive anytime, anywhere. Our unified, contextual and secure digital workspace enables customers to deliver and manage the apps, desktops, data and devices users need. Our customers can realize the full benefits of hybrid- and multi-cloud environments while simplifying management and overcoming security challenges. Our solutions and services target customers of all sizes, from small businesses to large global enterprises. From time to time, we may evaluate the naming and/or classification of our product groupings in order to appropriately reflect the current state of the business.
Our secure digital workspace technologies are available as cloud services and can be managed as hybrid and multi-cloud environments. Our cloud-based services enable our customers to provide a flexible way to manage their applications and data. This cloud-based approach is designed to provide reduced infrastructure, centralized control and SaaS-style updates resulting in lower administration cost and complexity. These services include XenApp and XenDesktop service, XenMobile service, ShareFile service and NetScaler Gateway service and are available as an integrated service or as individual services scaled to meet our customers’ business needs.
We offer perpetual, subscription-based and on-premise subscription software licenses for our solutions, along with annual subscriptions for software updates, technical support and SaaS. Perpetual licenses allow our customers to use the version of software initially purchased into perpetuity, while on-premise subscription licenses are limited to a specified period of time. Software maintenance subscriptions, or Customer Success Services, give customers the right to upgrade to new software versions if and when any updates are delivered during the subscription term. Perpetual license software comes primarily in electronic-based forms. We also offer on-premise subscription licenses to service providers through the Citrix Service Provider program, which are invoiced on a monthly basis or based on reported license usage. Our services delivered via the cloud are accessed over the Internet for usage during the subscription period. Our hardware appliances come pre-loaded with software for which customers can purchase perpetual licenses and annual support and maintenance.
Workspace Services
Application Virtualization and VDI
Our Application Virtualization and VDI solutions give employees the freedom to work from anywhere while cutting IT costs, securely delivering Windows, Linux, Web and SaaS apps, plus full virtual desktops to any device.

•
XenDesktop is a fully-integrated, cloud-enabled desktop virtualization solution that gives customers the flexibility to deliver desktops and applications as a service - from any cloud, on-premises datacenters or both. XenDesktop includes HDX technologies to give users a high-definition experience - even when using multimedia, real-time voice and video collaboration, USB devices and 3D graphics content - while consuming less bandwidth than competing solutions. XenDesktop is available in multiple editions designed for different requirements, from simple VDI-only deployments to sophisticated, enterprise-class desktop and application delivery services that can meet the needs of everything from basic call center environments to high-powered graphics workstations. In XenDesktop Enterprise and Platinum editions, customers also receive XenApp to manage and mobilize Windows applications.

•
XenApp is a widely deployed solution that allows Windows applications to be delivered as services to Android and iOS mobile devices, Macs, PCs and thin clients from any cloud, on-premises datacenter or both. XenApp enables people to work better by running applications in the security of the data center, or cloud, and using HDX technologies to deliver a superior user experience to any device, anywhere. XenApp optimizes the application experience for smartphones, tablets and touchscreen laptops, providing intuitive touch capabilities for the latest generation of devices. Keeping applications under the centralized control of IT administrators enhances data security and reduces the costs of managing applications on every PC. XenApp runs on all current versions of Microsoft Windows Server and tightly integrates with Microsoft Azure, the Microsoft Desktop Optimization Pack, Microsoft App-V, and Microsoft System Center. Our joint solution with Microsoft lowers the cost of delivering and maintaining Windows applications for all users in the enterprise.

Enterprise Mobility Management
Increasingly, for many employees, mobile devices are their workspaces. Our XenMobile solutions are designed to increase productivity and security with mobile device management, or MDM, mobile application management, or MAM, mobile content management, or MCM, secure network gateway, and enterprise-grade mobile apps in one comprehensive solution.

•	XenMobile provides unified endpoint management for a secure digital workspace allowing IT to meet mobile device security and compliance requirements for "bring your own device" programs and corporate devices while enabling user productivity. As part of a workspace, XenMobile centralizes the management of mobile devices, traditional desktops, laptops and Internet of Things, or IoT, through a single platform. XenMobile directly integrates with Microsoft EMS/Intune to extend the mobility and device management capabilities.
Citrix Workspace
We offer customers the opportunity to acquire our mobility, desktop and app solutions through a single comprehensive integrated offering, Citrix Workspace, which includes our XenApp, XenDesktop, XenMobile, ShareFile and NetScaler products. Citrix Workspace securely delivers the apps, desktops, branch networking and WAN, enterprise mobility management and data people need for business productivity. We offer one of the industry’s most complete and integrated digital workspaces that is streamlined for IT control and easily accessible for users.

•
Citrix Workspace delivers a unified user experience for any app or desktop on any device, including tablets, smartphones, PCs, Macs or thin clients. IT can securely deliver content over low-bandwidth high-latency WANs, highly variable 3G/4G mobile networks or a reliable corporate LAN to improve end-user experience while offering enterprise-grade security to data and applications. Citrix Workspace provides a unified, flexible solution that can streamline device, application and desktop deployment and lifecycle management to reduce IT costs. Citrix Workspace offers choice of device, cloud and network and can be deployed on-premises, via the cloud or as a hosted service.

Networking
Our Networking products allow organizations to deliver apps and data with the security, reliability, and speed trusted by thousands of customers worldwide.

•
NetScaler ADC is a software-defined application delivery controller, or ADC, and load balancer designed to improve application performance and reliability for mobile, remote and branch users; allow customers to transition their infrastructure to an app-driven, software-defined network; eliminate multiple remote access solutions for improved security; and consolidate data centers for greater efficiency. Additionally, we extend the platform with best-of-breed web application firewall, or WAF, capabilities that protects web applications and sites from both known and unknown attacks, including application-layer and zero-day threats.

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

Content Collaboration
Our Content Collaboration offering meets the collaboration and mobility needs of users, with scalable data security requirements for small business to the enterprise.

•
ShareFile is a secure, cloud-based file sharing and storage solution built for mobile business, giving users enterprise-class data services across all corporate and personal mobile devices, while maintaining total IT control. ShareFile protects data throughout the storage and transfer process, using up to 256-bit encryption and SSL or Transport Layer Security, or TLS encryption protocols for transfer and 256-bit encryption for files at rest on ShareFile servers. Password protection and granular access to folders and files stored with ShareFile ensure that data remains in control of the company. With ShareFile Enterprise, organizations can manage their data on-premises in customer managed StorageZones, select Citrix managed secure cloud options or create a mix of both to meet the needs for data sovereignty, compliance, performance and costs. Additionally, ShareFile supports e-signature, feedback and approval workflows that help businesses adopt the mobile, digital office.

License Updates and Maintenance
Designed to prevent business downtime, we offer technical support that provides anytime access to expertise, plus product version updates and upgrades. We provide several support options for customers and partners to choose from.

•
Customer Success Services for our software solutions, which gives customers a choice of tiered support offerings that combine the elements of product version upgrades, guidance, enablement, support and proactive monitoring to help our customers and our partners fully realize their business goals and get the most out of their Citrix investments. Additionally, customers may upgrade to receive personalized support from a dedicated team led by an assigned account manager. Fees associated with this offering are recognized ratably over the term of the contract.

•
Hardware Maintenance for our Networking products, which gives customers a choice of tiered support offerings that includes technical support, latest software upgrades, and replacement of malfunctioning appliances to minimize organizational downtime. Additionally, dedicated account management is available as an add-on to the program for an even higher level of service. Fees associated with this offering are recognized ratably over the term of the contract.

Professional Services
We provide a portfolio of professional services to our business partners and customers to manage the quality of implementation, operation and support of our solutions. These services are available for additional fees paid on an annual or transactional basis.

•
Citrix Consulting helps guide the successful implementation of Citrix technologies and solutions through the use of proven methodologies, tools and leading practices. Citrix Consulting focuses on strategic engagements with enterprise customers who have complex, mission-critical, or large-scale Citrix deployments. These engagements are typically fee-based engagements for the most challenging projects in scope and complexity, requiring consultants who are qualified with project methodology and Citrix expertise. Citrix Consulting is also responsible for the development of best practice knowledge that is disseminated to businesses with which we have a business relationship and end-users through training and written documentation. Leveraging these best practices enables our integration resellers to provide more complex systems, reach new buyers within existing customer organizations and provide more sophisticated system proposals to prospective customers.

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

Technology
Our solutions are based on a full range of core proprietary technologies and certain industry-standard open source technologies.

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

•
Directors of Messaging and Mobility, who are, respectively, responsible for messaging technologies and defining mobile strategies and solutions for securing and managing mobile devices including their content and applications.

•	Network Architects who are responsible for delivering Web-based applications who have primary responsibility for the WAN infrastructure for all applications.

•	Server Operations Managers who are responsible for specifying datacenter systems and managing daily operations.

•	Individuals and prosumers, who are responsible for choosing personal solutions and helping small businesses select simple-to-use computing solutions.

•	Small business owners who are responsible for choosing the systems needed to support their business goals, such as SaaS.

•	Chief technology officer and engineering department (managers and architects, among others) for telecommunications service providers.

•	Line of business and functional executives that determine the need for our cloud and subscription-based offerings at certain enterprises.

•	Chief information officer and engineering departments within service providers, using our solutions to deliver desktops and applications as hosted cloud services.
The IT buyers for our solutions include a wide variety of industries including those in financial services, technology, healthcare, education, government and telecom.
Technology Relationships
We have a number of technology relationships in place to accelerate the development of existing and future solutions and our go-to-market initiatives. These relationships include cross-licensing, OEM, resell, joint reference architectures, and other arrangements that result in better solutions for our customers.
Microsoft
For over 25 years, Citrix and Microsoft have maintained a strategic partnership spanning product development, go-to-market initiatives and partner development, with the goal of helping customers to enable secure delivery of applications and data on any device, wherever they go. Over the past two years, the two companies have expanded that collaboration to help our joint customers make the transition from delivering apps and desktops using an on-premises IT infrastructure approach to a hybrid and cloud IT infrastructure model. Citrix and Microsoft are offering services that enable customers to deploy Windows 10 desktops on the Microsoft Azure cloud platform, services to deploy apps directly on Azure, and smart tools to simplify the deployment of new workspaces. In addition, the partnership is extending to Citrix mobility and network management products and services that complement Microsoft Enterprise Mobility + Security (EMS) and provide comprehensive security and value for Citrix and Microsoft customers. This next-generation model encompasses not just the Microsoft platform but extends to enable customers to leverage other platforms to deliver the best experiences through Citrix and Microsoft technologies.
Nutanix
Citrix and Nutanix have a joint secure and scalable hyper-converged infrastructure solution that delivers a strong user experience and value while reducing infrastructure complexity. Nutanix extended their solution and announced InstantOn for our cloud solutions. This solution enables fast, easy delivery of secure digital workspaces for today’s hybrid cloud world. By combining Nutanix scale-as-you-grow architecture with the cloud simplicity of XenApp and XenDesktop Service, customers can reduce ongoing costs, alleviate infrastructure complexity, and deliver high-performance access to applications and desktops to every user.
Google
We expanded our multi-year partnership with Google to help deliver secure, cloud-based applications to enterprise customers, to help organizations solve their requirements for secure digital workspaces and to seamlessly and confidently accelerate their secure cloud transformation. We continue to build on our successful partnership to deliver secure, virtual business applications to Chrome OS and Android devices, in addition to extending ShareFile connectors and workflows to Google G-Suite and Drive. With Citrix Workspace solutions and NetScaler CPX running workloads on Google Cloud Platform, we are bringing cloud delivery of applications and desktops to enterprise customers who are increasingly looking to public and hybrid clouds to address competitive demands and to solve business challenges.

Additional Relationships
Our partners continue to expand their focus on the broad range of our solutions. We have continued to invest in our Global System Integrator partnerships, with organizations including IBM, DXC, and Fujitsu, that have multiple offerings in the market with Citrix Workspace and Citrix Networking solutions. We extended our 20+ year alliance with Hewlett Packard Enterprise and entered into a three-year strategic partnership agreement to extend our leadership in the secure delivery of apps and data by building innovative solutions and services leveraging the full Citrix software stack and our cloud solution. We launched a partnership with Samsung to deliver secure access to digital workspaces, bringing enterprise apps and data to any Samsung DeX enabled mobile device. We also have established relationships with Intel and NVIDIA that complement the benefits provided by our solutions. Supporting our customers and a multi-cloud strategy, we expanded our partnership with Amazon Workspace Services and in 2017, announced support for Citrix customers utilizing Oracle Cloud Infrastructure.
Through our Citrix Ready program, we help customers find Citrix-compatible products for their organization. The program is trusted by customers, providing them choice and confidence when identifying and choosing Citrix verified partner products critical to solving their business needs. The Citrix Ready partner community is highly active and takes advantage of numerous programs to incorporate our solutions and technologies into their solutions, including Citrix Receiver, HDX, XenDesktop, XenApp, NetScaler, ShareFile, XenMobile and our cloud solution. Our Citrix Receiver and HDX technologies are often included with thin clients, industry-standard servers and mobile devices, such as Apple's iPhone and iPad, Windows Mobile, and Google Android and Chrome devices.
Research and Development
We focus our research and development efforts on developing new solutions and core technologies in our core markets and to further enhancing the functionality, reliability, performance and flexibility of existing solutions. We solicit extensive feedback concerning product development from customers, both directly from and indirectly through our channel distributors.
We believe that our software development teams and our core technologies represent a significant competitive advantage for us. Included in the software development teams are individuals focused on research activities that include prototyping ways to integrate emerging technologies and standards into our product offerings, such as emerging Web services technologies, management standards and Microsoft's newest technologies. Many groups within the software development teams have expertise in Extensible Markup Language, or XML, based software development, integration of acquired technology, multi-tier Web-based application development and deployment, SSL secure access, hypervisor technologies, cloud technologies, networking technologies and building SaaS. We incurred research and development expenses of approximately $415.8 million in 2017, $395.4 million in 2016 and $481.0 million in 2015.
Sales, Marketing and Services
We market and license our solutions through multiple channels worldwide, including selling through resellers and direct over the Web. Our partner community comprises thousands of value-added resellers known as Citrix Solution Advisors, VADs, SIs, ISVs, OEMs, and CSPs. Distribution channels are managed by our worldwide sales and services organization. Partners receive training and certification opportunities to support our portfolio of solutions and services.
We reward our partners that identify new business, and provide sales expertise, services delivery, customer education, technical implementation and support of our portfolio of solutions through our incentive program. We continue to focus on increasing the productivity of our existing partners, and building capacity through targeted recruitment, introducing programs to increase partner mindshare, limit channel conflict and increase partner loyalty to us.
As we lead with the cloud, we have been cultivating a global base of technology partners within our Citrix Service Provider, or CSP, program. Our CSP program provides subscription-based services in which the CSP partners host software services to their end users. Our CSP partners, consisting of managed service providers, ISVs, hosting providers and telcos, among others, license our desktop, application, networking and enterprise mobility management solutions on a monthly consumption basis. With our software, these partners then create differentiated offers of their own, consisting of cloud-hosted applications and cloud-hosted desktops, which they manage for various customers, ranging from SMBs to enterprise IT. Besides supplying technology, we are actively engaged in assisting these partners in developing their hosted businesses either within their respective data centers or leveraging public cloud infrastructure by supplying business and marketing assistance.
Engagement with SIs and ISVs continues to be a substantial part of our strategic roadmap within large enterprise and government markets. Our integrator partnerships include organizations such as Atos, Accenture, Avanade, Capgemini, Dimension Data, DXC, Fujitsu, IBM Global Services, TCS and Wipro, who all deliver consultancy or global offerings powered by the Citrix Workspace. The ISV program maintains a strong representation across targeted industry verticals including healthcare, financial services and telecommunications. Members in the ISV program include Allscripts, Cerner Corporation, Epic Systems Corporation and McKesson Corporation, among several others. For all of our channels, we regularly take actions to improve the effectiveness of our partner programs and further strengthen our channel relationships through management of non-performing partners, recruitment of partners with expertise in selling into new markets and forming additional strategic global and national partnerships.
Our corporate marketing organization provides sales and industry event support, digital and social marketing, sales enablement tools and collateral, advertising, direct mail, industry analyst relations and public relations coverage to market our solutions. Our efforts in marketing are focused on generating leads for our sales organization and our indirect channels to acquire net new accounts and expand our presence with existing customers. Our partner development organization actively supports our partners to improve their commitment and capabilities with Citrix solutions. Our customer sales organization consists of field-based sales engineers and corporate sales professionals who work directly with our largest customers, and coordinate integration services provided by our partners. Additional sales personnel, working in central locations and in the field, provide support including recruitment of prospective partners and technical training with respect to our solutions.
In fiscal year 2017 and 2016, two distributors, Ingram Micro and Arrow, accounted for 13% and 12%, respectively, of our total net revenues. In fiscal year 2015, two distributors, Ingram Micro and Arrow, accounted for 13% and 11%, respectively, of our total net revenues. Our distributor arrangements with Ingram Micro and Arrow consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding our revenue recognition policy.
International revenues (sales outside the United States) accounted for approximately 46.3% of our net revenues for the year ended December 31, 2017, 46.3% of our net revenues for the year ended December 31, 2016 and 48.7% of our net revenues for the year ended December 31, 2015. For detailed information on our international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017.
Segment Revenue
We previously organized our operations into two reportable segments. As a result of the separation of the GoTo Business, formerly a reportable segment, on January 31, 2017, we re-evaluated our operating segments and determined that we have one reportable segment. Our chief operating decision maker, or CODM, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Our Chief Executive Officer is the CODM. The results of the GoTo Business, formerly a reportable segment, are accounted for as discontinued operations in our consolidated statement of income for all periods presented. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017.
Operations
For our Networking products, which include NetScaler ADC, we use independent contractors to provide a redundant source of manufacture and assembly capabilities. Independent contractors provide us with the flexibility needed to meet our product quality and delivery requirements. We have manufacturing relationships that we enter into in the ordinary course of business, primarily with Flextronics under which we have subcontracted the majority of our hardware manufacturing activity, generally on a purchase order basis. These third-party contract manufacturers also provide final test, warehousing and shipping services. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. Our contract manufacturers manufacture our products based on forecasted demand for our solutions. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. We are dual-sourced on our components, however, in some instances, those sources may be located in the same geographic area. Accordingly, if a natural disaster occurred in one of those areas, we may need to seek additional sources. Products are then shipped to our distributors, VARs or end-users. If the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for products ordered to meet our forecast or customer orders. In 2017, we did not experience any material difficulties or significant delays in the manufacture and assembly of our products.
We are responsible for all purchasing, inventory, scheduling, order processing and accounting functions related to our operations. For our software products, production, warehousing and shipping are performed by our independent contractors Hewlett Packard Enterprise, Ireland and Digital River. Master software, development of user manuals, packaging designs, initial product quality control and testing are primarily performed at our facilities. In some cases, independent contractors also duplicate master software, print documentation and package and assemble products to our specifications.

While it is generally our practice to promptly ship product upon receipt of properly finalized purchase orders, we sometimes have orders that have not shipped upon receipt of a purchase order. Although the amount of such product or license orders may vary, the amount, if any, of such orders at the end of a fiscal year is not material to our business. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations' fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to compensation plan accelerators that are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. We expect this trend to continue through the first quarter of 2018. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues on a sequential basis.
Competition
We sell our solutions in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. As the markets for our solutions and services continue to develop, additional companies, including those with significant market presence in the computer appliances, software, cloud services and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See “Technology Relationships” and Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2017.
Workspace Services
Our Application Virtualization and VDI solutions are based on an alternative technology platform, the success of which will depend on organizations and customers perceiving technological, operational and security benefits and cost savings associated with adopting desktop and application virtualization solutions. We differentiate our platform from basic virtualization solutions with robust security, flexibility and end user experience to enable IT to deliver Windows apps and desktops for better business outcomes. Our primary competition in this market is the existing IT desktop management practice of manually configuring physical desktops, which is time-consuming, expensive and subject to inconsistency. We also face numerous competitors that provide automation of these processes and alternative approaches, including VMware's Horizon product and the emergence of virtual applications and desktop delivery from public and private cloud services, including Amazon Web Service’s product Amazon WorkSpaces. Also, there continues to be an increase in the number of alternatives to Windows-based applications and Windows operating system powered desktops, particularly in SaaS-delivered applications and mobile devices such as smartphones and tablets. We believe XenApp and XenDesktop give us a competitive advantage by providing customers multiple ways to virtualize and deliver desktops and/or apps with a single integrated virtualization system and delivering a higher performance user experience, more robust security and the flexibility for people to use any device and IT to use any infrastructure, public or private clouds, hyper-converged, traditional servers and storage, or combinations of each.
Our Enterprise Mobility Management product line, XenMobile, competes with companies including AirWatch by VMware, MobileIron, Good Technology by BlackBerry and many other competitors. We believe we differentiate ourselves from these competitors by providing the most complete solution on the market, with MDM, MAM and superior core mobile productivity applications, including secure mobile email, calendar, browser, notes and more, along with integration with Microsoft's mobility management platform, EMS. Our apps feature unique workflow integrations designed to make people work better, a significant advantage over competitors that do not focus on the end user experience and either have basic applications or rely on third parties for their mobile apps and can drive similar integrations.
We also see competition from competitors that are combining mobile and desktop technologies. We believe our solution, Citrix Workspace, is the best solution available today that can securely deliver a secure digital workspace - with any Windows, Web, SaaS and native mobile applications, data and virtual desktops - to any device, anywhere. For example, VMware offers the VMware Workspace Suite and more recently introduced VMware Workspace ONE. We expect other vendors to follow suit. We offer market-leading technologies for every component of the Citrix Workspace. Furthermore, we believe that our end-user experience is a competitive edge when compared to the alternative solutions due to the integration, intuitiveness and self-service features of our offerings.

Networking
Our NetScaler ADC products compete against other established competitors, including F5 Networks, Inc., Dell, Inc., KEMP Technologies, Inc., Fortinet Inc., Radware, A10 Networks, Broadcom, Array Networks, Inc., AVI Networks, Inc. and Amazon Web Services. The ADC segment also includes a number of emerging start-up and open source-based competitors, such as HA PROXY Technologies, LLC. and NGINX, Inc. We continue to enhance NetScaler ADC’s feature capability and invest in go-to-market resources to market NetScaler ADC to our existing customer base and new potential customers as well as expanding into telco and cloud provider markets.
Our NetScaler SD-WAN product competes against both traditional WAN optimization and infrastructure vendors, such as Riverbed, Cisco, Silver Peak and Blue Coat, and managed service providers.
Content Collaboration
In the content collaboration space, our ShareFile product's direct competition includes Dropbox, Box, Syncplicity, Egnyte, Inc., BlackBerry's Watchdox, Accellion, Microsoft and Google, as well as legacy solutions such as traditional file transfer protocol, or FTP. Many of these competitors have strong brand recognition through consumer and free versions of their solutions. However, we believe our ShareFile product offers a superior solution for businesses as it is built specifically for the needs of the business. Furthermore, we believe that our strong reputation in certain vertical segments, along with ShareFile's integration with our other solutions, such as Citrix Receiver and XenMobile, and our unique ability to store data on-premise or in the Cloud, are key differentiators.
Proprietary Technology
Our success is dependent upon certain proprietary technologies and core intellectual property. We have been awarded numerous domestic and foreign patents and have numerous pending patent applications in the United States and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have established proprietary trademark rights in markets across the globe, and own hundreds of U.S. and foreign trademark registrations and pending registration applications for marks such as Citrix, NetScaler ADC, NetScaler SD-WAN, ShareFile, Xen, XenApp, XenDesktop, XenServer, XenMobile and many others. While our competitive position could be affected by our ability to protect our proprietary information, we believe that because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of our management and technical personnel, our technology relationships, name recognition, the timeliness and quality of support services provided by us and our ability to rapidly develop, enhance and market software solutions could be more significant in maintaining our competitive position. See Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2017.
Available Information
Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2017.
Employees
As of December 31, 2017, we had approximately 7,500 employees. In October 2017, we announced a strategic restructuring program which contributed to a reduction in headcount when comparing the 2017 fiscal year to the 2016 fiscal year. We believe our relations with employees are good. In certain countries outside the United States, our relations with employees are governed by labor regulations that provide for specific terms of employment between our company and our employees.

ITEM 1A. RISK FACTORS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2017, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2017, that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth initiatives, our transition to a subscription-based business model, product development and offerings of solutions and services, market positioning, distribution and sales channels, our partners and other strategic or technology relationships, financial information and results of operations for future periods, competition, seasonal factors, stock-based compensation, licensing and subscription renewal programs, international operations and expansion, investment transactions and valuations of investments and derivative instruments, restructuring charges, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax estimates and other matters, stock repurchases, our debt, changes in accounting rules or guidance, changes in domestic and foreign economic conditions, delays or reductions in technology purchases, liquidity, litigation matters and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition could vary materially from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2017, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our transition from a perpetual licenses to a subscription-based business model and from on-premises software to cloud-delivered services is subject to numerous risks and uncertainties.
The focus of our business model is shifting away from sales of perpetual licenses to sales of subscriptions. Additionally, we expect our customers will increasingly rely on our cloud-delivered services instead of on-premises deployments. This transition may give rise to a number of risks, including the following:

•	we may not be able to implement effective go-to-market strategies and train or properly incentivize our sales team and channel partners in order to effectively market our subscription offerings;

•	we may be unsuccessful in maintaining our target pricing, adoption and renewal rates;

•	we may select solution prices that are not optimal and could negatively affect our sales or earnings;

•	risks related to the timing of revenue recognition and potential reductions in cash flows in the near term;

•	we may incur costs at a higher than forecasted rate as we expand our cloud-delivered services thereby decreasing our gross margins;

•	we may not be able to meet customer demand or solution requirements for cloud-delivered services;

•	customer concerns regarding changes to pricing, service availability, and security; and

•	our cloud-delivered services are primarily operated through third party data centers, which we do not control and which may be vulnerable to damage, interruption and cyber-related risks.
 Our subscription-based business model and expansion of our cloud-delivered services may also require a considerable investment in resources, including technical, financial, legal, sales, information technology and operation systems. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, scalability, customization, performance, current license terms, customer preference, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations.
In addition, the metrics we use to gauge the status of our business may evolve over the course of the transition as significant trends emerge. If we are unable to successfully establish our subscription-based business model or expand our cloud-delivered services, and navigate our transition in light of the foregoing risks and uncertainties, our business, results of operations and financial condition could be negatively impacted.
Our business could be adversely impacted by conditions affecting the information technology market.
The markets for our solutions and services are characterized by:

•	rapid technological change;

•	evolving industry standards;

•	fluctuations in customer demand;

•	changing customer business models and increasingly sophisticated customer needs; and

•	frequent new product and service introductions and enhancements.
The demand for our solutions and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers, and general economic conditions. Moreover, the purchase of our solutions and services is often discretionary and may involve a significant commitment of capital and other resources. U.S. economic forecasts for the information technology, or IT, sector are uncertain and continue to highlight an industry in transition from legacy platforms to mobile, cloud, data analytics and social solutions. If our current and prospective customers cut costs, they may significantly reduce their information technology expenditures. Additionally, if our current and prospective customers shift their IT spending more rapidly towards newer technologies and solutions as mobile, cloud, data analytics and social platforms evolve, the demand for our solutions and services most aligned with legacy platforms (such as our desktop virtualization solutions) could decrease. Fluctuations in the demand for our solutions and services could have a material adverse effect on our business, results of operations and financial condition.
We face intense competition, which could result in customer loss, fewer customer orders and reduced revenues and margins.
We sell our solutions and services in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. We compete based on our ability to offer to our customers the most current and desired product and services features. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may be less costly, more heavily discounted or free, provide better performance or include additional features when compared to our solutions. Additionally, there is a risk that our solutions may become outdated or that our market share may erode. Further, the announcement of the release, and the actual release, of new solutions incorporating similar features to our solutions could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future product and service offerings. Existing or new solutions and services that provide alternatives to our solutions and services could materially impact our ability to compete in these markets. As the markets for our solutions and services, especially those solutions in early stages of development, continue to develop, additional companies, including companies with significant market presence in the computer hardware, software, cloud, networking, mobile, data sharing and related industries, could enter, or increase their footprint in, the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.
We expect to continue to face additional competition as new participants enter our markets and as our current competitors seek to increase market share. Further, we may see new and increased competition in different geographic regions. The generally low barriers to entry in certain of our businesses increase the potential for challenges from new industry competitors, whether small and medium sized businesses or larger, more established companies. Smaller companies new to our market may have more flexibility to develop on more agile platforms and have greater ability to adapt their strategies and cost structures, which may give them a competitive advantage with our current or prospective customers. We may also experience increased competition from new types of solutions as the options for Workspace Services, Networking products and Content Collaboration (formerly Data) offerings increase. Further, as our industry evolves and if our company grows, companies with which we have strategic alliances may become competitors in other product areas, or our current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase the competitive pressures we face.
A significant portion of our revenues historically has come from our Application Virtualization and VDI solutions and our Networking products, and decreases in sales for these solutions could adversely affect our results of operations and financial condition.
A significant portion of our revenues has historically come from our Application Virtualization and VDI solutions and Networking products. We continue to anticipate that sales of these solutions and products and related enhancements and upgrades will constitute a majority of our revenue for the near future. Declines and variability in sales of certain of these solutions and products could occur as a result of:

•	new competitive product releases and updates to existing products delivered as on premises solutions, especially cloud-based products;

•	industry trend to focus on the secure delivery of applications on mobile devices;

•	introduction of new or alternative technologies, products or service offerings by third parties;

•	termination or reduction of our product offerings and enhancements;

•	potential market saturation;

•	failure to enter new markets;

•	price and product competition resulting from rapid and frequent technological changes and customer needs;

•	general economic conditions;

•	complexities and cost in implementation;

•	failure to deliver satisfactory technical support;

•	dissatisfied customers; or

•	lack of commercial success of our technology relationships.
We have experienced increased competition in the Application Virtualization and VDI business from directly competing solutions, alternative products and products on new platforms. For example, Amazon Web Services provides Amazon WorkSpaces and VMware provides Horizon, both of which compete with these offerings among numerous other competitors. Also, there continues to be an increase in the number of alternatives to Windows operating system powered desktops, in particular mobile devices such as smartphones and tablets. Users may increasingly turn to these devices to perform functions that would have been traditionally performed on desktops and laptops, which in turn may reduce the market for our Application Virtualization and VDI solutions. Further, increased use of certain SaaS applications may result in customers relying less on Windows applications. If sales of our Application Virtualization and VDI solutions decline as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected.
Similarly, we have experienced increased competition for our Networking products, including our core Netscaler ADC solution. For example, there are an increasing number of alternatives to traditional ADC solutions, enabling our customers to build internal solutions, rely on open source technology or leverage cloud-based offerings. In addition, our Networking business generates a substantial portion of its revenues from a limited number of customers. As a result, if our Networking business loses certain customers or one or more such customers significantly decreases its orders, our business, results of operations and financial condition could be adversely affected.
Recent changes in our support offerings could adversely impact our business.
We recently redefined our support offerings with the introduction of Citrix Customer Success Services and our customers are migrating to this new service offering. While this offering provides greater benefits to our customers, it results in a price increase. If customers do not adopt Customer Success Services, we may be unable to recoup or realize a reasonable return on our investment in this new service, which could adversely affect our business, results of operations and financial condition.

In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled managerial, technical, sales and services, finance and marketing personnel are critical to our future, and competition for experienced employees can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Competition for qualified personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of solutions in our industry. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring may harm our business and results of operations.
Effective succession planning is also important to our long-term success. We recently experienced significant changes in our senior management team, including the appointment of David J. Henshall as our President and Chief Executive Officer in July 2017 and Mark Ferrer as our Executive Vice President and Chief Revenue Officer in October 2017. Further, we recently announced the appointment of Andrew Del Matto as our Executive Vice President and Chief Financial Officer, effective February 19, 2018. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations.

Industry volatility and consolidation may result in increased competition.
The industry has been volatile and there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue, especially in light of the increased availability of domestic cash resulting from the Tax Cuts and Jobs Act. In addition, we expect companies will attempt to strengthen or hold their market positions in an evolving and volatile industry. For example, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. Further, some companies are making plans or may be under pressure by stockholders to divest businesses and such divestitures may result in stronger competition. Additionally, as IT companies attempt to strengthen or maintain their market positions in the evolving workspace services, networking and data sharing markets, these companies continue to seek to deliver comprehensive IT solutions to end users and combine enterprise-level hardware and software solutions that may compete with our Workspace Services and Networking and Content Collaboration solutions. These consolidators or potential consolidators may have significantly greater financial, technical and other resources and brand loyalty than we do, and may be better positioned to acquire and offer complementary solutions and services. The companies resulting from these possible combinations may create more compelling product and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.
Actual or perceived security vulnerabilities in our solutions and services or cyberattacks on our networks could have a material adverse impact on our business, results of operations and financial condition.
Use of our solutions and services may involve the transmission and/or storage of data, including in certain instances customers' business, financial and personally identifiable information. Thus, maintaining the security of our solutions, computer networks and data storage resources is important as security breaches could result in product or service vulnerabilities and loss of and/or unauthorized access to confidential information. We devote significant resources to addressing security vulnerabilities in our solutions and services through our efforts to engineer more secure solutions and services, enhance security and reliability features in our solutions and services, deploy security updates to address security vulnerabilities and seek to respond to known security incidents in sufficient time to minimize any potential adverse impact. Despite our efforts to build secure solutions, from time to time, we experience attacks and other cyber-threats. These attacks can seek to exploit, among other things, known or unknown vulnerabilities in technology included in our solutions and services. For example, in January 2018, vulnerabilities in certain microprocessors were publicly announced under the names Spectre and Meltdown. These vulnerabilities, despite our mitigation efforts, could render our internal systems, solutions and services susceptible to a cyberattack.
As we discover vulnerabilities in our solutions or underlying technology, our operations and our customers could be exposed to risk until such vulnerabilities are addressed. In addition, to the extent we are diverting our resources to address and mitigate these vulnerabilities, it may hinder our ability to deliver and support our solutions and customers in a timely manner. As a more general matter, unauthorized parties may attempt to misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that directly or indirectly, for example, through a vendor or other third-party, attack our solutions, services or networks, or otherwise exploit any security vulnerabilities of our solutions, services and networks. Because techniques used by these perpetrators to sabotage or obtain unauthorized access to our systems change frequently and generally are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security breaches.
A breach of our security measures as a result of third-party action, malware, employee error, malfeasance or otherwise could result in (among other consequences):

•	interruption in the delivery of our cloud services;

•
negative publicity and harm to our reputation or brand, which could lead some customers to seek to cancel subscriptions, stop using certain of our solutions or services, reduce or delay future purchases of our solutions or services, or use competing solutions or services;

•	individual and/or class action lawsuits, which could result in financial judgments against us or the payment of settlement amounts, which would cause us to incur legal fees and costs;

•
regulatory enforcement action under the General Data Protection Regulation or other legal authority, which could result in significant fines and/or penalties or other sanctions and which would cause us to incur legal fees and costs; and/or

•
in the event that we or one of our customers were the victim of a cyberattack or other security breach, additional costs associated with responding to such breach, such as investigative and remediation costs, and the costs of providing data owners or others with notice of the breach, legal fees, costs of any additional fraud detection activities required by such customers' credit card issuers, and costs incurred by credit card issuers associated with the compromise and additional monitoring of systems for further fraudulent activity.
Any of these actions could materially adversely impact our business, results of operations and financial condition.
Regulation of privacy and data security may adversely affect sales of our solutions and result in increased compliance costs.
We believe increased regulation is likely with respect to the solicitation, collection, processing or use of personal, financial and consumer information as regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, privacy and data security. This includes the Global Data Protection Regulation, or GDPR, a new European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights, which is expected to take effect in 2018. The GDPR includes significant penalties for non-compliance. In addition, the interpretation and application of consumer and data protection laws and industry standards in the United States, Europe and elsewhere are often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. For example, although the GDPR will apply across the European Union without a need for local implementing legislation, local data protection authorities will still have the ability to interpret the GDPR through so-called opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis. In addition to the possibility of fines, application of these laws in a manner inconsistent with our data and privacy practices could result in an order requiring that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Also, any new regulation, or interpretation of existing regulation, imposing greater fees or taxes or restricting information exchange over the Web, could result in a decline in the use and adversely affect sales of our solutions and our results of operations. Finally, as a technology vendor, our customers will expect that we can demonstrate compliance with current data privacy and security regulation, and our inability to do so may adversely impact sales of our solutions and services to certain customers, particularly customers in highly-regulated industries.
Our solutions could contain errors that could delay the release of new products or that may not be detected until after our products are shipped.
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
Generally, a substantial portion of our large and medium-sized customers implement our Workspace Services solutions on a departmental or enterprise-wide basis. We have a long sales cycle for these departmental or enterprise-wide sales because:

•	our sales force generally needs to explain and demonstrate the benefits of a large-scale deployment of our product to potential and existing customers prior to sale;

•	our service personnel typically spend a significant amount of time assisting potential customers in their testing and evaluation of our solutions and services;

•
our customers are typically large and medium size organizations that carefully research their technology needs and the many potential projects prior to making capital expenditures for software infrastructure; and

•	before making a purchase, our potential customers usually must get approvals from various levels of decision makers within their organizations, and this process can be lengthy.
Our long sales cycle for these solutions makes it difficult to predict when these sales will occur, and we may not be able to sustain these sales on a predictable basis. In addition, the long sales cycle for these solutions makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenue and operating results for any particular period, and large projects with significant IT components may fail to meet our customers’ business requirements or be canceled before delivery, which likewise could adversely affect our revenue and operating results for any particular period.
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
Changes to our licensing or subscription renewal programs, or bundling of our solutions, could negatively impact the timing of our recognition of revenue.
We continually re-evaluate our licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions, to market our current and future solutions and services. We could implement new licensing programs and subscription renewal programs, including promotional trade-up programs or offering specified enhancements to our current and future product and service lines. Such changes could result in deferring revenue recognition until the specified enhancement is delivered or at the end of the contract term as opposed to upon the initial shipment or licensing of our software product. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period, including offering additional solutions in a SaaS model. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions, auto-renewals and other factors, could impact the timing of the recognition of revenue for our solutions, related enhancements and services and could adversely affect our operating results and financial condition.
Further, we may be required to defer the recognition of revenue that we receive from the sale of certain bundled solutions if we have not established vendor specific objective evidence, or VSOE, for the undelivered elements in the arrangement in accordance with generally accepted accounting principles in the United States, or GAAP. A delay in the recognition of revenue from sales of these bundled solutions may cause fluctuations in our quarterly financial results and may adversely affect our operating margins. Similarly, companies that we acquire may operate with different cost and margin structures, which could further cause fluctuations in our operating results and adversely affect our operating margins. Moreover, if our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected.
Sales and renewals of our license updates and maintenance solutions constitute a large portion of our deferred revenue.
We anticipate that sales and renewals of our license updates and maintenance solutions will continue to constitute a substantial portion of our deferred revenue. Our ability to continue to generate both recognized and deferred revenue from our license updates and maintenance solutions will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. Further, our customers are migrating to our new maintenance service offering, Citrix Customer Success Services. While this offering provides greater benefits to our customers, it results in a price increase. We may experience a decrease in renewal rate due to the price increase and perceived value of Customer Success Services offerings. Additionally, a decrease in demand for our license updates and maintenance solutions could occur as a result of a decrease in demand for our Workspace Services, Networking and Content Collaboration solutions. If our customers do not continue to purchase our license updates and maintenance solutions, our deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.

We recently implemented a restructuring program, which we cannot guarantee will achieve its intended result.
We recently implemented a restructuring program, which we cannot guarantee will achieve its intended result. In October 2017, we announced the implementation of a restructuring program designed to increase our strategic focus and operational efficiency. It is anticipated that the aggregate total pre-tax restructuring charges for this program, which primarily relate to employee severance arrangements and consolidation of leased facilities, will be in the range of $60.0 million to $100.0 million. We cannot guarantee that we will achieve or sustain the targeted benefits under this restructuring program, or that the benefits, even if achieved, will be adequate to meet our long-term profitability expectations. Risks associated with this restructuring program also include additional unexpected costs, adverse effects on employee morale and the failure to meet operational and growth targets due to the loss of employees or outsourcing of roles, any of which may impair our ability to achieve anticipated results of operations or otherwise harm our business.
Adverse changes in general global economic conditions could adversely affect our operating results.
As a globally operated company, we are subject to the risks arising from adverse changes in global economic and market conditions. Economic uncertainty and volatility in our significant geographic locations may adversely affect sales of our solutions and services and may result in longer sales cycles, slower adoption of technologies and increased price competition. For example, if the U.S. or the European Union countries were to experience an economic downturn, these adverse economic conditions could contribute to a decline in our customers’ spending on our solutions and services. Additionally, in response to economic uncertainty, we expect that many governmental organizations that are current or prospective customers for our solutions and services would cutback spending significantly, which would reduce the amount of government spending on IT and demand for our solutions and services from government organizations. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business.
Our international presence subjects us to additional risks that could harm our business.
We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2017, we derived 46.3% of our revenues from sales outside the United States. Potential growth and profitability could require us to further expand our international operations. To successfully maintain and expand international sales, we may need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could adversely affect the results of our international operations. These risks include:

•	compliance with foreign regulatory and market requirements;

•
variability of foreign economic, political, labor conditions and global policy uncertainty (including the impact of the proposed exit of the United Kingdom from the European Union, commonly referred to as “Brexit”);

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. export laws;

•	regional data privacy laws that apply to the transmission of our customers’ data across international borders;

•	health or similar issues such as pandemic or epidemic;

•	difficulties in staffing and managing international operations;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	difficulties in enforcing and protecting intellectual property rights;

•	compliance with the Foreign Corrupt Practices Act, including potential violations by acts of agents or other intermediaries;

•	burdens of complying with a wide variety of foreign laws; and

•	as we generate cash flow in non-U.S. jurisdictions, if required, we may experience difficulty transferring such funds to the U.S. in a tax efficient manner.
Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or results of operations.
We rely on indirect distribution channels and major distributors that we do not control.
We rely significantly on independent distributors and resellers to market and distribute our solutions and services. Our distributors generally sell through resellers. Our distributor and reseller base is relatively concentrated. We maintain and periodically revise our sales incentive programs for our independent distributors and resellers, and such program revisions may adversely impact our results of operations. Changes to our sales incentive programs can result from a number of factors, including our transition to a subscription-based business model. Our competitors may in some cases be effective in providing incentives to current or potential distributors and resellers to favor their products or to prevent or reduce sales of our solutions. The loss of or reduction in sales to our distributors or resellers could materially reduce our revenues. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays, defaults or terminations could have a material adverse effect on our business, results of operations and financial condition.
We are in the process of diversifying our base of channel relationships by adding and training more channel partners with abilities to reach larger enterprise customers and additional mid-market customers and to sell our newer solutions and services. We are also in the process of building relationships with new types of channel partners, such as systems integrators and service providers. In addition to this diversification of our partner base, we will need to maintain a healthy mix of channel members who service smaller customers. We may need to add and remove distribution partners to maintain customer satisfaction, support a steady adoption rate of our solutions, and align with our transition to a subscription-based business model, which could increase our operating expenses and adversely impact our go-to-market effectiveness. Through our Citrix Partner Network and other programs, we are currently investing, and intend to continue to invest, significant resources to develop these channels, which could adversely impact our results of operations if such channels do not result in increased revenues.
Our Networking business could suffer if there are any interruptions or delays in the supply of hardware or hardware components from our third-party sources.
We rely on a concentrated number of third-party suppliers, who provide hardware or hardware components for our Networking products, and contract manufacturers. If we are required to change suppliers, there could be a delay in the supply of our hardware or hardware components and our ability to meet the demands of our customers could be adversely affected, which could cause the loss of Networking sales and existing or potential customers and delayed revenue recognition and adversely affect our results of operations. While we have not, to date, experienced any material difficulties or delays in the manufacture and assembly of our Networking products, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, or the need to implement costly or time-consuming protocols to comply with applicable regulations (including regulations related to conflict minerals), equipment malfunction, natural disasters and environmental factors, any of which could delay or impede their ability to meet our demand.
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
In recent years, we have addressed the development of new solutions and services and enhancements to existing solutions and services through acquisitions of other companies, product lines and/or technologies. However, acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that any of our acquisitions or future acquisitions will be successful in helping us reach our financial and strategic goals. The risks we commonly encounter in undertaking, managing and integrating acquisitions are:

•	an uncertain revenue and earnings stream from the acquired company, which could dilute our earnings;

•	difficulties and delays integrating the personnel, operations, technologies, solutions and systems of the acquired companies;

•	undetected errors or unauthorized use of a third-party’s code in solutions of the acquired companies;

•	our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;

•	challenges with implementing adequate and appropriate controls, procedures and policies in the acquired business;

•	difficulties managing or integrating an acquired company’s technologies or lines of business;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;

•	the potential loss of key employees of the acquired company;

•	potential difficulties integrating the acquired solutions and services into our sales channel;

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
Any future divestitures we make may also involve risks and uncertainties. Any such divestitures could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a divestiture, we may enter into transition services agreements or other strategic relationships, including long-term services arrangements, or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense. Further, if we do not realize the expected benefits or synergies of such transactions, our operating results and financial conditions could be adversely affected.
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
We have several strategic and technology relationships with large and complex organizations, such as Microsoft, and other companies with which we work to offer complementary solutions and services. We depend on the companies with which we have strategic relationships to successfully test our solutions, to incorporate our technology into their products and to market and sell those solutions. There can be no assurance we will realize the expected benefits from these strategic relationships or that they will continue in the future. If successful, these relationships may be mutually beneficial and result in industry growth. However, such relationships carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic relationship and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development, reduced sales or other operational difficulties and our business, results of operations and financial condition could be materially adversely affected.
The separation of our GoTo Business and the subsequent merger of GetGo, Inc. could result in substantial tax liability.
In January 2017, we closed the divestiture of the GoTo Business via a “Reverse Morris Trust” transaction pursuant to which a wholly-owned subsidiary of LogMeIn, Inc. merged with and into GetGo, Inc., with GetGo surviving the merger and becoming a wholly-owned subsidiary of LogMeIn, Inc. The Reverse Morris Trust transaction was structured to qualify as tax-free to Citrix and its shareholders. We obtained an opinion of outside counsel that, for U.S. federal income tax purposes, the separation of the GoTo Business qualified, for both the company and our stockholders, as tax-free, and the subsequent merger of GetGo with a wholly-owned subsidiary of LogMeIn would not render the separation of the GoTo Business taxable to Citrix and its shareholders. The opinion of outside counsel was based, among other things, on various factual assumptions we have authorized and representations we, GetGo and LogMeIn have made to outside counsel. If any of these assumptions or representations are, or become, inaccurate or incomplete, reliance on the opinion may be affected. An opinion of outside counsel represents their legal judgment but is not binding on the Internal Revenue Service, or IRS, or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinions or that a court would not sustain such a challenge. If the separation or certain internal transactions undertaken in anticipation of the separation are determined to be taxable for U.S. federal income tax purposes, we and/or our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.
RISKS RELATED TO INTELLECTUAL PROPERTY AND BRAND RECOGNITION
Our efforts to protect our intellectual property may not be successful, which could materially and adversely affect our business.
We rely primarily on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our source code, innovations and other intellectual property, all of which offer only limited protection. The loss of any material trade secret, trademark, tradename, patent or copyright could have a material adverse effect on our business. Despite our precautions, it could be possible for unauthorized third parties to infringe our intellectual property rights or misappropriate, copy, disclose or reverse engineer our proprietary information, including certain portions of our solutions or to otherwise obtain and use our proprietary source code. We may seek to protect our intellectual property through offensive litigation, which may be costly, trigger counter suits and may be unsuccessful. In addition, our ability to monitor and control such misappropriation or infringement is uncertain, particularly in countries outside of the United States. If we cannot protect our intellectual property from infringement and our proprietary source code against unauthorized copying, disclosure or use, loss of our market share could result, including as a result of unauthorized third parties’ development of solutions and technologies similar to or better than ours.
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
Our ability to protect our proprietary rights could be affected by differences in international law and the enforceability of licenses. The laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States and Canada. For example, we derive a significant portion of our sales from licensing our solutions under “click-to-accept” license agreements that are not signed by licensees and through electronic enterprise customer licensing arrangements that are delivered electronically, all of which could be unenforceable under the laws of many foreign jurisdictions in which we license our solutions. Moreover, with respect to the various confidentiality, license or other agreements we utilize with third parties related to their use of our solutions and technologies, there is no guarantee that such parties will abide by the terms of such agreements.

Our solutions and services, including solutions obtained through acquisitions, could infringe third-party intellectual property rights, which could result in material litigation costs.
We are routinely subject to patent infringement claims and may in the future be subject to an increased number of claims, including claims alleging the unauthorized use of a third-party’s code in our solutions. This may occur for a variety of reasons, including:

•	the expansion of our product lines through product development and acquisitions;

•	the volume of patent infringement litigation commenced by non-practicing entities;

•
an increase in the number of competitors in our industry segments and the resulting increase in the number of related solutions and services and the overlap in the functionality of those solutions and services;

•
an increase in the number of our competitors and third parties that use their own intellectual property rights to limit our freedom to operate and exploit our solutions, or to otherwise block us from taking full advantage of our markets;

•
our solutions and services may rely on the technology of others and, therefore, require us to obtain intellectual property licenses from third parties in order for us to commercialize our solutions or services and we may not be able to obtain or continue to obtain licenses from these third parties on reasonable terms; and

•	the unauthorized or improperly licensed use of third-party code in our solutions.
Further, responding to any infringement claim, regardless of its validity or merit, could result in costly litigation. Further, intellectual property litigation could compel us to do one or more of the following:

•	pay damages (including the potential for treble damages), license fees or royalties (including royalties for past periods) to the party claiming infringement;

•	cease selling solutions or services that use the challenged intellectual property;

•	obtain a license from the owner of the asserted intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	redesign the challenged technology, which could be time consuming and costly, or not be accomplished.
If we were compelled to take any of these actions, our business, results of operations or financial condition may be adversely impacted.
Our use of “open source” software could negatively impact our ability to sell our solutions and subject us to possible litigation.
The solutions or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other solutions in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “Berkeley Software Distribution,” “BSD-style” licenses, and other open source licenses. Even though we attempt to monitor our use of open source software in an effort to avoid subjecting our solutions to conditions we do not intend, it is possible that not all instances of our open source code usage are properly reviewed. Further, although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use such that we have not triggered any of these conditions, there is little or no legal precedent governing the interpretation or enforcement of many of the terms of these types of licenses. If an author or other third party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If our defenses were not successful, we could be subject to significant damages, enjoined from the distribution of our solutions that contained open source software, and required to comply with the terms of the applicable license, which could disrupt the distribution and sale of some of our solutions. In addition, if we combine our proprietary software with open source software in an unintended manner, under some open source licenses we could be required to publicly release the source code of our proprietary software, offer our solutions that use the open source software for no cost, make available source code for modifications or derivative works we create based upon incorporating or using the open source software, and/or license such modifications or derivative works under the terms of the particular open source license.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide technology support, maintenance, warranties or assurance of title or controls on the origin of the software.
If we lose access to third-party licenses, releases of our solutions could be delayed.
We believe that we will continue to rely, in part, on third-party licenses to enhance and differentiate our solutions. Third-party licensing arrangements are subject to a number of risks and uncertainties, including:

•	undetected errors or unauthorized use of another person’s code in the third party’s software;

•	disagreement over the scope of the license and other key terms, such as royalties payable and indemnification protection;

•	infringement actions brought by third-parties;

•	that third parties will create solutions that directly compete with our solutions; and

•	termination or expiration of the license.
If we lose or are unable to maintain any of these third-party licenses or are required to modify software obtained under third-party licenses, it could delay the release of our solutions. Any delays could have a material adverse effect on our business, results of operations and financial condition.
Our business depends on maintaining and protecting the strength of our collection of brands.
The Citrix product and service brands that we have developed have significantly contributed to the success of our business. Maintaining and enhancing the Citrix product and service brands is critical to expanding our base of customers and partners. We may be subject to reputational risks and our brand loyalty may decline if others adopt the same or confusingly similar marks in an effort to misappropriate and profit on our brand name and do not provide the same level of quality as is delivered by our solutions and services. Also, others may rely on false comparative advertising and customers or potential customers could be influenced by false advertising. Additionally, we may be unable to use some of our brands in certain countries or unable to secure trademark rights in certain jurisdictions where we do business. In order to police, maintain, enhance and protect our brands, we may be required to make substantial investments that may not be successful. If we fail to police, maintain, enhance and protect the Citrix brands, if we incur excessive expenses in this effort or if customers or potential customers are confused by others’ trademarks, our business, operating results, and financial condition may be materially and adversely affected.
RISKS RELATED TO OUR COMMON STOCK, OUR DEBT AND EXTERNAL FACTORS
Servicing our debt will require a significant amount of cash, which could adversely affect our business, financial condition and results of operations. We may not have sufficient cash flow from our business to make payments on our debt, settle conversions of our Convertible Notes or repurchase our Convertible Notes or 2027 Notes upon certain events.
We have aggregate indebtedness of approximately $2.13 billion that we have incurred in connection with the issuance of our unsecured senior notes due December 1, 2027, or the 2027 Notes, and our 0.500% Convertible Notes due 2019, or the Convertible Notes, and under our Credit Agreement, and we may incur additional indebtedness in the future. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to general economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, reducing capital expenditures, restructuring debt or obtaining additional equity or debt financing on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to sell assets, restructure our indebtedness or obtain additional equity or debt financing on terms that are acceptable to us or at all, which could result in a default on our debt obligations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for information regarding our 2027 Notes, our Convertible Notes and our Credit Facility.
In addition, holders of our Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. If a change in control repurchase event occurs with respect to the 2027 Notes, we will be required, subject to certain exceptions, to offer to repurchase the 2027 Notes at a repurchase price equal to 101% of the principal amount of the 2027 Notes repurchased, plus accrued and unpaid interest, if any. Further, upon conversion of the Convertible Notes, we will be required to make cash payments for each $1,000 in principal amount of Convertible Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values thereunder. In such events, we may not have enough available cash or be able to obtain financing to repurchase the Convertible Notes or 2027 Notes or make cash payments upon conversion of the Convertible Notes. In addition, our ability to repurchase the Convertible Notes or 2027 Notes or to pay cash upon conversion of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our other indebtedness.
Further, we are required to comply with the covenants set forth in the indenture governing the Convertible Notes, the indenture governing the 2027 Notes and the Credit Agreement. In particular, the Credit Agreement requires us to maintain certain leverage and interest ratios and contains various affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business or incur subsidiary indebtedness. The indenture governing our 2027 Notes contains covenants limiting our ability and the ability of our subsidiaries to create certain liens, enter into certain sale and leaseback transactions, and consolidate or merge with, or sell, assign, convey, lease, transfer or otherwise dispose of all or substantially all of our assets, taken as a whole, to, another person. If we fail to comply with these covenants or any other provision of the agreements governing our indebtedness and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, our outstanding indebtedness may be declared immediately due and payable. Additionally, a default under an indenture or the Credit Agreement could lead to a default under the other agreements governing our current and any future indebtedness. If the repayment of the related indebtedness were to be accelerated, we may not have enough available cash or be able to obtain financing to repay the indebtedness.
Our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;

•	place us at a disadvantage compared to our competitors who have less debt; and

•	limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes.
Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase. Also, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with any potential refinancing of our indebtedness. Downgrades in our credit rating could also restrict our ability to obtain additional financing in the future and could affect the terms of any such financing.
The conditional conversion feature of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of our Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, we would be required to settle the principal amount in cash and the remaining amount, if any, in shares of our common stock or a combination of cash and shares of our common stock, at our election. Our payment of cash upon settlement of conversion of the Convertible Notes could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction in our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
Under FASB Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes, which will result in non-cash charges to interest expense in our consolidated statement of income. As a result, we will report lower net income in our financial results as reported in accordance with U.S. GAAP because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results.
In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected. Moreover, the warrants that we issued in connection with the pricing of the Convertible Notes would need to be included in the number of diluted shares reported if our stock price increases above the relevant exercise price on an average basis during the applicable period, which would negatively impact our diluted earnings per share.
Our portfolios of liquid securities and strategic investments may lose value or become impaired.
Our investment portfolio consists of agency securities, corporate securities, money market funds, municipal securities, government securities and commercial paper. Although we follow an established investment policy and seek to minimize the credit risk associated with investments by investing primarily in investment grade, highly liquid securities and by limiting exposure to any one issuer depending on credit quality, we cannot give assurances that the assets in our investment portfolio will not lose value, become impaired, or suffer from illiquidity.
Changes in our tax rates or our exposure to additional income tax liabilities could affect our operating results and financial condition.
Our future effective tax rates could be favorably or unfavorably affected by changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or by changes in tax laws or their interpretation. Significant judgment is required in determining our worldwide provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by tax authorities, including the IRS. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Additionally, we need to comply with the recently enacted Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, as well as new, evolving or revised tax laws and regulations globally, and any changes in the application or interpretation of these regulations may have an adverse effect on our business or on our results of operations.
The 2017 Tax Act significantly revised the U.S. tax code by, in part but not limited to, reducing the U.S. corporate tax rate from 35% to 21% and imposing a mandatory one-time transition tax on certain un-repatriated earnings of foreign subsidiaries. The SEC staff acknowledged the challenges companies face incorporating the effects of tax reform by their financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. As of December 31, 2017, we recorded a provisional income tax charge of $64.8 million for the re-measurement of our U.S. deferred tax assets and liabilities because of the federal corporate maximum tax rate reduction. We also recorded a provisional income tax charge of $364.6 million for the transition tax on deemed repatriation of deferred foreign income. The provisional amounts recorded are based on our current interpretation and understanding of the 2017 Tax Act, are judgmental and may change as we receive additional clarification and implementation guidance. We will continue to gather and evaluate the income tax impact of the 2017 Tax Act. Changes to these provisional amounts or any of our other estimates regarding taxes could result in material charges or credits in future reporting periods.
There can be no assurance that we will continue to repurchase stock or that we will repurchase stock at favorable prices.
From time to time, our Board of Directors authorizes additional share repurchase authority under our ongoing stock repurchase program, including, most recently, a $1.7 billion increase in repurchase authority in November 2017. The amount and timing of stock repurchases are subject to capital availability and our determination that stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our agreements applicable to repurchases of stock. Our ability to repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, debt service, capital expenditures, working capital and other general corporate purposes, as well as our results of operations, financial condition and other factors that we may deem relevant. A reduction in, or the completion of, our stock repurchase program could have a negative effect on our stock price. We can provide no assurance that we will repurchase stock at favorable prices, if at all.
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
A change or modification in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective, including the potential impact of the adoption and implementation of the accounting standard update on revenue recognition issued in May 2014 by the Financial Accounting Standards Board. Under the new standard, we will recognize term license revenues upfront at time of delivery rather than ratably over the related contract period. We expect revenue recognition related to perpetual software, hardware, cloud offerings and professional services to remain substantially unchanged. Additionally, under the new standard, we will capitalize and amortize certain direct costs, such as commissions, over the expected customer life rather than expensing them as incurred. While the adoption of the new standard does not change the cash flows received from our contracts with customers, its adoption could have a material adverse effect on our financial position or results of operations. Refer to Note 18 in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the new standard and its potential impact on us. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could materially adversely affect our reported financial results or the way we conduct our business.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2017 fiscal year that remain unresolved.
ITEM 2. PROPERTIES
We lease and sublease office space in the Americas, which is comprised of the United States, Canada and Latin America, EMEA, which is comprised of Europe, the Middle East and Africa, and APJ, which is comprised of Asia-Pacific and Japan. The following table presents the location and square footage of our leased office space as of December 31, 2017:

Square footage
Americas	831,809
EMEA	238,609
APJ	616,563
Total	1,686,981
In addition, we own land and buildings in Fort Lauderdale, Florida with approximately 317,000 square feet of office space used for our corporate headquarters and approximately 41,000 square feet of office space in Chalfont St. Peter, United Kingdom.
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

	High	Low
Year Ended December 31, 2017:
Fourth quarter	$88.98	$77.50
Third quarter	$83.00	$73.33
Second quarter	$87.95	$77.22
First quarter	$87.99	$70.24
Year Ended December 31, 2016:
Fourth quarter	$75.26	$66.26
Third quarter	$72.89	$63.99
Second quarter	$73.30	$62.10
First quarter	$64.47	$49.61
On February 9, 2018, the last reported sale price of our common stock on The Nasdaq Global Select Market was $85.75 per share. As of February 9, 2018, there were 500 holders of record of our common stock.
We currently intend to retain any earnings for use in our business, for investment in acquisitions and to repurchase shares of our common stock. Historically, we have not paid any cash dividends on our capital stock, however, we continuously reassess our capital allocation strategy, and evaluate a variety of options, including share repurchases and dividends, as a means to return capital to our stockholders.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $8.5 billion, of which $500.0 million was approved in January 2017 and an additional $1.7 billion was approved in November 2017. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2017, approximately $1.43 billion was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.
The following table shows the monthly activity related to our stock repurchase program for the quarter ended December 31, 2017.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
October 1, 2017 through October 31, 2017	19,097	$79.43	—	$329,049
November 1, 2017 through November 30, 2017	7,160,577	$84.12	7,132,668	$1,429,049
December 1, 2017 through December 31, 2017	56,839	$88.28	—	$1,429,049
Total	7,236,513	$84.14	7,132,668	$1,429,049

(1)
Represents approximately 7.1 million shares from the ASR agreement described below and 103,845 shares withheld from restricted stock units that vested in the fourth quarter of 2017 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.

(2)
Shares withheld from restricted stock units and stock awards that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.

In November 2017, our board of directors authorized us to repurchase up to an additional $1.7 billion of our common stock, for a total repurchase authorization in excess of $2.0 billion, of which we used $750.0 million to purchase shares of our common stock through our Accelerated Share Repurchase ("ASR") agreement with Citibank (the "ASR Counterparty"). We paid $750.0 million to the ASR Counterparty under the ASR agreement and received approximately 7.1 million shares of our common stock from the ASR Counterparty, which represents 80 percent of the value of the shares to be repurchased pursuant to the ASR Agreement. The total number of shares of common stock that we will repurchase under the ASR Agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, less a discount. Final settlement of the ASR agreement was completed in January 2018 and we received delivery of an additional 1,371,495 shares of our common stock. See Note 9 to our consolidated financial statements for detailed information on the ASR.
In February 2018, we entered into an ASR transaction with Goldman Sachs & Co. LLC (“Dealer”) to pay an aggregate of $750.0 million in exchange for the delivery of approximately 6.5 million shares of our common stock based on current market prices. The purchase price per share under the ASR is subject to adjustment and is expected to equal the volume-weighted average price of our common stock during the term of the ASR, less a discount. The exact number of shares repurchased pursuant to the ASR will be determined based on such purchase price. The ASR transaction is expected to be completed by the end of April 2018. The ASR was entered into pursuant to our existing share repurchase program. After taking into account the additional $750.0 million shares repurchased pursuant to this ASR, we will have approximately $500.0 million of remaining share repurchase authorization available.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2017	2016(a)	2015(a)	2014(a)	2013(a)
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$2,824,686	$2,736,080	$2,646,154	$2,563,064	$2,918,434
Cost of net revenues(b)	439,646	404,889	474,040	493,706	502,795
Gross margin	2,385,040	2,331,191	2,172,114	2,069,358	2,415,639
Operating expenses(c)	1,814,043	1,771,027	1,969,322	1,894,438	2,034,922
Income from operations	570,997	560,164	202,792	174,920	380,717
Interest income	27,808	16,686	11,675	9,421	8,194
Interest expense	(51,609)	(44,949)	(44,153)	(28,332)	(128)
Other income (expense), net	3,150	(4,131)	(5,730)	(7,694)	(893)
Income from continuing operations before income taxes	550,346	527,770	164,584	148,315	387,890
Income tax expense (benefit)	528,361	57,915	(50,549)	(18,904)	48,367
Income from continuing operations	21,985	469,855	215,133	167,219	339,523
(Loss) income from discontinued operations, net of income tax expense	(42,704)	66,257	104,228	84,504	—
Net (loss) income	$(20,719)	$536,112	$319,361	$251,723	$339,523
Diluted (loss) earnings per share:
Income from continuing operations	0.14	2.99	1.34	0.98	1.80
(Loss) income from discontinued operations	(0.27)	0.42	0.65	0.49	—
Diluted net (loss) earnings per share	$(0.13)	$3.41	$1.99	$1.47	$1.80
Weighted average shares outstanding - diluted	155,503	157,084	160,362	171,270	188,245

	December 31,
	2017	2016	2015	2014	2013(a)
	(In thousands)
Consolidated Balance Sheet Data(d):
Total assets	$5,820,176	$6,390,227	$5,467,517	$5,512,007	$5,212,249
Total equity	992,461	2,608,727	1,973,446	2,173,645	3,319,807

(a)
The selected financial data for fiscal years ending December 31, 2016, 2015 and 2014 has been adjusted to be presented on a continuing operations basis. The selected financial data for fiscal year 2013 has not been so adjusted. Refer to Note 3 Discontinued Operations in our Consolidated Financial Statements for additional information.

(b)
Cost of net revenues includes amortization and impairment of product related intangible assets of $65.7 million, $55.4 million, $127.3 million, $142.2 million, and $97.9 million in 2017, 2016, 2015, 2014 and 2013, respectively.

(c)
Operating expenses includes amortization and impairment of other intangible assets of $17.2 million, $15.1 million, $97.5 million, $41.9 million, and $41.7 million in 2017, 2016, 2015, 2014 and 2013, respectively. Operating expenses also include restructuring charges of $72.4 million, $67.4 million, $98.7 million and $14.1 million in 2017, 2016, 2015 and 2014, respectively. No restructuring charges were incurred in 2013.

(d)
Balance Sheet amounts at December 31, 2017 exclude GoTo Business balances as a result of the separation of the GoTo Business in January 2017. Balance Sheet amounts prior to 2017 include amounts for the GoTo Business. Refer to Note 3 Discontinued Operations in our Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Citrix aims to power a world where people, organizations and things are securely connected and accessible to make the extraordinary possible. We help customers reimagine the future of work by providing a comprehensive secure digital workspace that unifies the apps, data and services people need to be productive, and simplifies IT’s ability to adopt and manage complex cloud environments.
We market and license our solutions through multiple channels worldwide, including selling through resellers and direct over the Web. Our partner community comprises thousands of value-added resellers, or VARs known as Citrix Solution Advisors, value-added distributors, or VADs, systems integrators, or SIs, independent software vendors, or ISVs, original equipment manufacturers, or OEMs and Citrix Service Providers, or CSPs.
We are a Delaware corporation incorporated on April 17, 1989.
Executive Summary
Our solutions mobilize desktops, apps and data to help our customers drive value. We continue driving innovation in the datacenter with our solutions across both physical and software defined networking platforms while powering some of the world’s largest clouds and giving enterprises the capabilities to combine best-in-class application networking services on a single, consolidated footprint.
On January 31, 2017, we completed the spin-off of our GoTo Business (the “Spin-off”) and subsequent merger of that business with LogMeIn. In connection with the Spin-off, we distributed approximately 26.9 million shares of GetGo common stock to our stockholders of record as of the close of business on January 20, 2017. We delivered the shares of GetGo common stock to our transfer agent, who held such shares for the benefit of our stockholders. Immediately thereafter, Merger Sub was merged with and into GetGo, with GetGo continuing as a wholly owned subsidiary of LogMeIn (the “Merger”). As a result of the Merger, each share of GetGo common stock was converted into the right to receive one share of LogMeIn common stock. As a result of these transactions, our stockholders received approximately 26.9 million shares of LogMeIn common stock in the aggregate, or 0.171844291 of a share of LogMeIn common stock for each share of Citrix common stock held of record by our stockholders as of the close of business on January 20, 2017. No fractional shares of LogMeIn were issued, and our stockholders instead received cash in lieu of any fractional shares. The consolidated financial statements included in this Annual Report on Form 10-K and related financial information reflect the GoTo Business operations, assets and liabilities, and cash flows as discontinued operations for all periods presented. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for further information.
The distribution of the shares of GetGo common stock to our stockholders also resulted in an adjustment to the conversion rate for our 0.500% Convertible Notes due 2019 (the “Convertible Notes”) under the terms of the related indenture. As a result of this adjustment, the conversion rate for the Convertible Notes in effect as of the opening of business on February 1, 2017 was 13.9061 shares of our common stock per $1,000 principal amount of Convertible Notes.
On July 7, 2017, our Board of Directors appointed David J. Henshall as President and Chief Executive Officer of Citrix, effective as of July 10, 2017. Mr. Henshall succeeded Kirill Tatarinov who stepped down from his roles as President and Chief Executive Officer and director of Citrix on July 7, 2017. Mr. Henshall was also elected to our Board of Directors, effective as of July 10, 2017. In connection with Mr. Henshall’s appointment, Mark M. Coyle, Senior Vice President, Finance, was appointed interim Chief Financial Officer. Further, we recently announced the appointment of Andrew Del Matto as our Executive Vice President and Chief Financial Officer, effective February 19, 2018. In July 2017, our Board also formed an Operations and Capital Committee that has worked with our management team and advises our Board of Directors on opportunities to drive margin expansion and return capital to stockholders.
On October 4, 2017, we announced a restructuring program to support our initiatives intended to accelerate our transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. The program includes, among other things, the elimination of full-time positions and facilities consolidation. We currently expect to record in the aggregate approximately $60.0 million to $100.0 million in pre-tax restructuring charges associated with this program. Included in these pre-tax charges are approximately $55.0 million to $70.0 million related to employee severance arrangements and approximately $5.0 million to $30.0 million related to the consolidation of leased facilities and other charges associated with the program.
On November 13, 2017, we announced that our Board approved an increase of an additional $1.7 billion to our existing share repurchase program. Additionally, on November 15, 2017, we issued $750.0 million of unsecured senior notes due

December 1, 2027 (the "2027 Notes"). The net proceeds from this offering were approximately $741.0 million, after deducting the underwriting discount and estimated offering expenses payable by us. Net proceeds from this offering were used to repurchase $750.0 million of shares of our common stock through an ASR program.
On February 2, 2018, we entered into an ASR transaction with Goldman Sachs & Co. LLC (“Dealer”) to pay an aggregate of $750.0 million in exchange for the delivery of approximately 6.5 million shares of our common stock based on current market prices. The purchase price per share under the ASR is subject to adjustment and is expected to equal the volume-weighted average price of our common stock during the term of the ASR, less a discount. The exact number of shares repurchased pursuant to the ASR will be determined based on such purchase price. The ASR transaction is expected to be completed by the end of April 2018. The ASR was entered into pursuant to our existing share repurchase program. After taking into account the additional $750.0 million shares repurchased pursuant to this ASR, we will have approximately $500.0 million of remaining share repurchase authorization available.
On February 6, 2018, we acquired all of the issued and outstanding securities of Cedexis, Inc. (“Cedexis”) whose solution is a real-time data driven service for dynamically optimizing the flow of traffic across public clouds, data centers that provides a dynamic and reliable way to route and manage Internet performance for customers moving towards hybrid and multi-cloud deployments. The total preliminary cash consideration for this transaction was approximately $66.5 million, net of $6.2 million cash acquired.
During the year ended December 31, 2017, we accelerated our innovation in the cloud, with the introduction of new services, features and capabilities in our cloud solution to build out a comprehensive secure digital workspace. We are seeing an increasing shift in the way customers are purchasing our solutions, evolving towards a more subscription-based business model. We expect our transition to a subscription-based business model to provide financial and operational benefits to Citrix, including by increasing customer life-time-value, expanding our customer use-cases and innovation opportunities, and extending the use of Citrix services to securely deliver a broader array of applications, including Web, SaaS apps and services.
During the year ended December 31, 2017, we continued to report our revenues in four groupings: (1) product and license; (2) license updates and maintenance; (3) professional services; and (4) software as a service. Beginning in the first quarter of fiscal year 2018, we plan to adjust our groupings for reporting revenue to align with our subscription-based business model transition as follows: (1) product and license revenue from perpetual product offerings; (2) support and services revenue for perpetual product and license offerings; and (3) subscription revenue, which will include revenue from our ratable cloud services offerings and on-premise subscriptions as well as revenue from our CSP offerings.
Summary of Results
For the year ended December 31, 2017 compared to the year ended December 31, 2016, we delivered the following financial performance:

•	Product and license revenue decreased 2.9% to $857.3 million;

•	Software as a service revenue increased 30.5% to $175.8 million;

•	License updates and maintenance revenue increased 4.6% to $1.7 billion;

•	Professional services revenue increased 0.4% to $131.7 million;

•	Gross margin as a percentage of revenue decreased 0.8% to 84.4%;

•	Operating income increased 1.9% to $571.0 million; and

•	Diluted earnings per share from continuing operations decreased 95.3% to $0.14.
The decrease in our Product and licenses revenue was primarily driven by lower overall sales of our Networking products. Our Software as a service revenues increased due to increased sales of our Content Collaboration offerings and our Workspace Services offerings delivered via the cloud. The increase in License updates and maintenance revenue was primarily due to increased sales of software maintenance revenues across our Workspace Services and Networking products, partially offset by a decrease in our Subscription Advantage product, which has reached end of sale, and our technical support as customers continue to migrate to our new software maintenance solutions. Professional services revenue remained consistent when comparing 2017 to 2016. We currently expect total revenue to increase when comparing the first quarter of 2018 to the first quarter of 2017. In addition, when comparing the 2018 fiscal year to the 2017 fiscal year, we currently expect total revenue to increase. Gross margin remained consistent when comparing 2017 to 2016. The increase in operating income when comparing 2017 to 2016 was primarily due to an increase in revenues. The decrease in diluted earnings per share when comparing 2017 to 2016 was primarily due to an increase in tax expense due to charges related to the estimated impact from the enactment of the Tax Cuts and Jobs Act (the "2017 Tax Act”) that was signed on December 22, 2017.

2017 Business Combination
On January 3, 2017, we acquired all of the issued and outstanding securities of Unidesk Corporation (“Unidesk” or the "2017 Business Combination"). We acquired Unidesk to enhance our application management and delivery offerings. The total cash consideration for this transaction was $60.4 million, net of $2.7 million of cash acquired. Transaction costs associated with the acquisition were not significant.
We have included the effect of the Unidesk acquisition in our results of operations prospectively from the date of acquisition.
2016 Business Combination
On September 7, 2016, we acquired all of the issued and outstanding securities of a privately-held company. The acquisition provides a software solution that cuts the cost of desktop and application virtualization and delivers workspace performance by accelerating desktop logon and application response times for any Microsoft Windows-based environment. The total cash consideration for this transaction was approximately $11.5 million, net of $0.8 million cash acquired. Transaction costs associated with the acquisition were not significant. The assets related to this acquisition primarily include $8.2 million of product technology identifiable intangible assets with a four year life and goodwill of $4.7 million.
2016 Asset Acquisition
On January 8, 2016, we acquired certain monitoring technology assets from a privately-held company for total cash consideration of $23.6 million. The acquisition provides a monitoring solution for Citrix's solutions as it relates to Microsoft Windows applications and desktop delivery. The identifiable intangible assets acquired related primarily to product technologies.
2016 Divestiture
On February 29, 2016, we sold our CloudPlatform and CloudPortal Business Manager solutions to Persistent Telecom Solutions, Inc. The agreement included contingent consideration in the form of an earnout provision based on revenue for a period of five years following the closing date. Any income associated with the contingent consideration will be recognized if the earnout provisions are met. No earnout provisions were met during the years ended December 31, 2017 and December 31, 2016. Therefore, no income was recognized during the years ended December 31, 2017 and 2016, respectively.
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
Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

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

The majority of our product and license revenue consists of revenue from the sale of software solutions. Software sales generally include a perpetual license to our software and are subject to the industry specific software revenue recognition guidance. In accordance with this guidance, we allocate revenue to license updates related to our software and any other undelivered elements of the arrangement based on VSOE of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined. We also make certain judgments to record estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives, at the time sales are recorded.
For hardware appliance and software transactions, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices of using the selling price hierarchy in the revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, third-party evidence, or TPE, if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific solutions and services. TPE of selling price is established by evaluating competitor solutions or services in stand-alone sales to similarly situated customers. However, as our solutions contain a significant element of proprietary technology and our solutions offer substantially different features and functionality, the comparable pricing of solutions with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, we are not typically able to determine TPE. The estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels and competitor pricing strategies.
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
Our Content Collaboration (formerly Data) solutions are considered hosted service arrangements per the authoritative guidance; accordingly, fees related to online service agreements are recognized ratably over the contract term. In addition, SaaS revenues may also include set-up fees, which are recognized ratably over the contract term or the expected customer life, whichever is longer. See Notes 2 and 18 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for further information on our revenue recognition.
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
The authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: Level 1, observable inputs such as quoted prices in active markets for identical assets or liabilities, Level 2, inputs, other than quoted prices in active markets, that are observable either directly or indirectly, and Level 3, unobservable inputs in which there is little or no market data, which requires us to develop our own assumptions. Observable inputs are those that market participants would use in pricing the asset or liability that are based on market data obtained from independent sources, such as market quoted prices. When Level 1 observable inputs for our investments are not available to determine their fair value, we must then use other inputs which may include indicative pricing for securities from the same issuer with similar terms, yield curve information, benchmark data, prepayment speeds and credit quality or unobservable inputs that reflect our estimates of the assumptions market participants would use in pricing the investments based on the best information available in the circumstances. When valuation techniques, other than those described as Level 1 are utilized, management must make estimations and judgments in determining the fair value for its investments. The degree to which management’s estimation and judgment is required is generally dependent upon the market pricing available for the investments, the availability of observable inputs, the frequency of trading in the investments and the investment’s complexity. If we make different judgments regarding unobservable inputs, we could potentially reach different conclusions regarding the fair value of our investments.
After we have determined the fair value of our investments, for those that are in an unrealized loss position, we must then determine if the investment is other-than-temporarily impaired. We review our investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment and if different judgments are used the classification of the losses related to our investments could differ. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the carrying value of an available-for-sale investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than carrying value our intent to retain or sell the investment and whether it is more likely than not that we will not be required to sell the investment before the recovery of its amortized cost basis, which may not be until maturity. We also consider specific adverse conditions related to the financial health of and business outlook for the issuer, including industry and sector performance, rating agency actions and changes in credit default swap levels. For our cost method investments, our quarterly review of impairment indicators encompasses the analysis of specific criteria of the entity, such as cash position, financing needs, operational performance, management changes, competition and turnaround potential. If any of the above impairment indicators are present, we further evaluate whether an other-than-temporary impairment should be recorded. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. See Notes 5 and 6 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 and “Liquidity and Capital Resources” for more information on our investments.
Intangible Assets
We have product related technology assets and other intangible assets from acquisitions and other third party agreements. We allocate the purchase price of intangible assets acquired through third party agreements based on their estimated relative fair values. We allocate a portion of purchase price of acquired companies to the product related technology assets and other intangible assets acquired based on their estimated fair values. We typically engage third party appraisal firms to assist us in determining the fair values and useful lives of product related technology assets and other intangible assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in determining the fair value and useful lives of the product related technology assets include but are not limited to future expected cash flows earned from the product related technology and discount rates applied in determining the present value of those cash flows. Critical estimates in valuing certain other intangible assets include but are not limited to future expected cash flows from customer contracts, customer retention rates, customer lists, distribution agreements, patents, brand awareness and market position, as well as discount rates.
Management's estimates of fair value are based upon assumptions believed to be reasonable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
We monitor acquired intangible assets for impairment on a periodic basis by reviewing for indicators of impairment. If an indicator exists we compare the estimated net realizable value to the unamortized cost of the intangible asset. The recoverability of the intangible assets is primarily dependent upon our ability to commercialize solutions utilizing the acquired technologies, retain existing customers and customer contracts, and maintain brand awareness. The estimated net realizable value of the acquired intangible assets is based on the estimated undiscounted future cash flows derived from such intangible assets. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our solutions, customer retention rates and ability to secure and maintain our market position. Actual revenues and costs could vary significantly from these forecasted amounts. If these solutions are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology; or if we fail to retain acquired customers or successfully market acquired brands, we could determine that some or all of the remaining $142.0 million carrying value of our acquired intangible assets is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.
Goodwill
The excess of the fair value of purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2017, we had $1.61 billion in goodwill related to our acquisitions. Our revenues are derived from sales of our Workspace Services solutions, Networking products, and related license updates and maintenance, and our Content Collaboration offerings. As part of our continued transformation, effective January 1, 2016, we reorganized a part of our business by creating a new Content Collaboration product grouping. In connection with this change, we performed an assessment of our goodwill reporting units and determined that the reorganization resulted in the identification of two goodwill reporting units (excluding the GoTo Business). Additionally, on January 31, 2017, we completed the Spin-off of the GoTo Business and $380.9 million of the goodwill attributable to the GoTo Business as of December 31, 2016 was distributed to GetGo. As a result of the Spin-off, we performed an assessment of the two remaining goodwill reporting units and determined that they remain unchanged. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for additional information regarding our reportable segment.
We account for goodwill in accordance with FASB’s authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. We complete our goodwill and certain intangible assets impairment tests on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that an impairment in the value of goodwill and certain intangible assets recorded on our balance sheet may exist.
In the fourth quarter of 2017, we performed a qualitative assessment to determine whether further quantitative impairment testing for goodwill and certain intangible assets is necessary, and we refer to this assessment as the Qualitative Screen. In performing the Qualitative Screen, we are required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If after performing the Qualitative Screen impairment indicators are present, we would perform a quantitative impairment test to estimate the fair value of goodwill and certain intangible assets. In doing so, we would estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the goodwill and certain intangible assets carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our results of operations. As a result of the Qualitative Screen, no further quantitative impairment test was deemed necessary. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2017 and 2016.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2017, we had $152.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2017, we determined that a $76.8 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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
The 2017 Tax Act significantly revised the U.S. tax code by, in part but not limited to, reducing the U.S. corporate tax rate from 35% to 21% and imposing a mandatory one-time transition tax on certain un-repatriated earnings of foreign subsidiaries. The SEC staff acknowledged the challenges companies face incorporating the effects of tax reform by their financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. As of December 31, 2017, we recorded a provisional income tax charge of $64.8 million for the re-measurement of our U.S. deferred tax assets and liabilities because of the federal corporate maximum tax rate reduction. We also recorded a provisional income tax charge of $364.6 million for the transition tax on deemed repatriation of deferred foreign income. The provisional amounts recorded are based on our current interpretation and understanding of the 2017 Tax Act, are judgmental and may change as we receive additional clarification and implementation guidance. We will continue to gather and evaluate the income tax impact of the 2017 Tax Act. Changes to these provisional amounts or any of our other estimates regarding taxes could result in material charges or credits in future reporting periods.
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
As a result of the structure of the RMT transaction with LogMeIn and the notification on October 10, 2016 to noteholders in accordance with the Indenture, the Convertible Notes became convertible until the earlier of (1) the close of business on the business day immediately preceding the ex-dividend date for the distribution of the outstanding shares of GetGo common stock to the Company’s stockholders by way of a pro rata dividend, and (2) the Company’s announcement that such distribution will not take place, even though the Convertible Notes were not otherwise convertible at December 31, 2016. The $1.44 billion Convertible Notes became convertible with the notice to noteholders. Accordingly, as of December 31, 2016, the carrying amount of the Convertible Notes of $1.3 billion was reclassified from Other liabilities to Current liabilities and the difference between the face value and carrying value of $79.5 million was reclassified from stockholders’ equity to temporary equity in the accompanying condensed consolidated balance sheets. The conversion period terminated as of the close of business on January 31, 2017 in connection with the Spin-off. As a result, the Convertible Notes were reclassified to Other liabilities from Current liabilities, and the amount previously recorded as Temporary equity was reclassified to Stockholders' equity.

The following discussion relating to the individual financial statement captions, our overall financial performance, operations and financial position should be read in conjunction with the factors and events described in “— Overview” and Part 1 – Item 1A entitled “Risk Factors,” included in this Annual Report on Form 10-K for the year ended December 31, 2017, which could impact our future performance and financial position.

Results of Operations
The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from year-to-year (in thousands other than percentages):

	Year Ended December 31,			2017 Compared to 2016	2016 Compared to 2015
	2017	2016	2015
Revenues:
Product and licenses	$857,253	$882,898	$873,808	(2.9)%	1.0%
Software as a service	175,762	134,682	103,851	30.5	29.7
License updates and maintenance	1,659,936	1,587,271	1,521,007	4.6	4.4
Professional services	131,735	131,229	147,488	0.4	(11.0)
Total net revenues	2,824,686	2,736,080	2,646,154	3.2	3.4
Cost of net revenues:
Cost of product and license revenues	123,356	121,391	118,265	1.6	2.6
Cost of services and maintenance revenues	250,602	228,080	228,503	9.9	(0.2)
Amortization of product related intangible assets	50,183	54,290	71,001	(7.6)	(23.5)
Impairment of product related intangible assets	15,505	1,128	56,271	1,274.6	(98.0)
Total cost of net revenues	439,646	404,889	474,040	8.6	(14.6)
Gross margin	2,385,040	2,331,191	2,172,114	2.3	7.3
Operating expenses:
Research and development	415,801	395,373	480,957	5.2	(17.8)
Sales, marketing and services	1,006,112	976,339	1,005,802	3.0	(2.9)
General and administrative	302,565	316,838	286,424	(4.5)	10.6
Amortization of other intangible assets	14,652	15,076	30,341	(2.8)	(50.3)
Impairment of other intangible assets	2,538	—	67,137	100.0	(100.0)
Restructuring	72,375	67,401	98,661	7.4	(31.7)
Total operating expenses	1,814,043	1,771,027	1,969,322	2.4	(10.1)
Income from operations	570,997	560,164	202,792	1.9	176.2
Interest income	27,808	16,686	11,675	66.7	42.9
Interest expense	(51,609)	(44,949)	(44,153)	14.8	1.8
Other income (expense), net	3,150	(4,131)	(5,730)	(176.3)	(27.9)
Income from continuing operations before income taxes	550,346	527,770	164,584	4.3	220.7
Income tax expense (benefit)	528,361	57,915	(50,549)	812.3	(214.6)
Income from continuing operations	$21,985	$469,855	$215,133	(95.3)	118.4
(Loss) income from discontinued operations	(42,704)	66,257	104,228	(164.5)	(36.4)
Net (loss) income	$(20,719)	$536,112	$319,361	(103.9)%	67.9%
Revenues
Net revenues include Product and licenses, License updates and maintenance, Professional services and SaaS revenues. Product and licenses primarily represent fees related to the licensing of the following major solutions:

•
Workspace Services is primarily comprised of our Application Virtualization solutions which include XenDesktop and XenApp, our Enterprise Mobility Management solutions which include XenMobile solutions and Citrix Workspace; and

•	Networking primarily includes NetScaler ADC and NetScaler SD-WAN.
We offer incentive programs to our VADs and VARs to stimulate demand for our solutions. Product and license revenues associated with these programs are partially offset by these incentives to our VADs and VARs. In addition, our CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.

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

•	Maintenance for our Networking products, which include technical support and hardware and software maintenance, are recognized ratably over the contract term; and

•
Subscription Advantage program which has been retired and reached end of sale and end of renewal for existing customers. Fees associated with these offerings are being recognized ratably over the remaining term of existing contracts, which was typically 12 to 24 months.

Professional services revenues are comprised of:

•	Fees from consulting services related to the implementation of our solutions, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.
Our SaaS revenues, which are recognized ratably over the contractual term, primarily consist of fees related to our Content Collaboration offerings, primarily ShareFile, as well as fees related to our Workspace Services and Networking offerings and products delivered via the cloud.

	Year Ended December 31,			2017 Compared to 2016	2016 Compared to 2015
	2017	2016	2015
	(In thousands)
Revenues:
Product and licenses	$857,253	$882,898	$873,808	$(25,645)	$9,090
Software as a Service	175,762	134,682	103,851	41,080	30,831
License updates and maintenance	1,659,936	1,587,271	1,521,007	72,665	66,264
Professional Services	131,735	131,229	147,488	506	(16,259)
Total net revenues	$2,824,686	$2,736,080	$2,646,154	$88,606	$89,926
Product and licenses

Product and licenses revenue decreased during 2017 when compared to 2016 primarily due to lower sales of our Networking products of $25.9 million. Product and licenses revenue increased during 2016 when compared to 2015 due to higher overall sales of our Workspace Services solutions of $8.3 million and Networking products of $7.1 million. These increases were partially offset by lower sales of our non-core products of $8.0 million as a result of our product portfolio rationalization. We currently expect Product and licenses revenue to decrease when comparing the first quarter of 2018 to the first quarter of 2017 due to the continued transition to a subscription-based business model as we are offering our customers the option to purchase our solutions as a subscription, whereby a fee is paid for the right to use our software and receive support for a specified period.
Software as a Service
Software as a service revenue increased during 2017 compared to 2016 primarily due to increased sales of our Content Collaboration offerings of $24.4 million and our Workspace Services offerings delivered via the cloud of $15.7 million. Software as a service revenue increased during 2016 compared to 2015 primarily due to increased sales of our Content Collaboration offerings. We currently expect our Software as a Service revenue to increase when comparing the first quarter of 2018 to the first quarter of 2017 as customers continue to shift to our cloud-based solutions.
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

License updates and maintenance revenue increased during 2017 compared to 2016 primarily due to an increase in software maintenance revenues of $343.6 million, primarily driven by increased sales of maintenance revenues across our Workspace Services solutions, partially offset by a decrease in our Subscription Advantage product of $259.9 million and our technical support of $30.9 million. License updates and maintenance revenue increased during 2016 compared to 2015 primarily due to an increase in hardware and software maintenance revenues of $291.2 million, primarily driven by increased sales of maintenance revenues across our Workspace Services and Networking products, partially offset by decreases in our Subscription Advantage product of $180.4 million and our technical and premier support of $44.6 million. These results are due to our new Customer Success Services offering discussed above. We currently expect that License updates and maintenance revenue will increase when comparing the first quarter of 2018 to the first quarter of 2017 due to our new Customer Success Services offerings.
Professional services
Professional services revenue remained consistent when comparing 2017 to 2016. The increase in Professional services revenue when comparing 2016 to 2015 was primarily due to increased implementation services and product training and certification related to our Workspace Services solutions. We currently expect Professional services revenue to remain consistent when comparing the first quarter of 2018 to the first quarter of 2017.
Deferred Revenue
Deferred revenues are primarily comprised of License updates and maintenance revenue from maintenance fees, which include software and hardware maintenance, our Subscription Advantage program and technical support. Deferred revenues also include SaaS revenue from our Content Collaboration and cloud-based subscription offerings and Professional services revenue primarily related to our consulting contracts.
Deferred revenues increased approximately $179.9 million as of December 31, 2017 compared to December 31, 2016 primarily due to an increase in sales of our software maintenance offerings of $439.7 million and SaaS of $44.1 million, partially offset by a net decrease in sales of our Subscription Advantage product of $323.6 million. We currently expect deferred revenue to increase in 2018.
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
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition and is recognized in our consolidated balance sheet and consolidated statements of income as the revenue recognition criteria are met. Unbilled revenue primarily represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in accounts receivable and deferred revenue within our financial statements. As of December 31, 2017, we had unbilled revenue of $78.1 million. Deferred revenue and unbilled revenue are influenced by several factors, including new business seasonality within the year, the specific timing, size and duration of customer subscription agreements, varying billing cycles of subscription agreements, and invoice timing. Fluctuations in unbilled revenue may not be a reliable indicator of future performance and the related revenue associated with these contractual commitments.
International Revenues
International revenues (sales outside the United States) accounted for approximately 46.3% of our net revenues for the year ended December 31, 2017, 46.3% of our net revenues for the year ended December 31, 2016 and 48.7% of our net revenues for the year ended December 31, 2015. The change in our international revenues as a percentage of our net revenues for the periods presented is not significant. For detailed information on international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017.

Cost of Net Revenues

	Year Ended December 31,			2017 Compared to 2016	2016 Compared to 2015
	2017	2016	2015
	(In thousands)
Cost of product and license revenues	$123,356	$121,391	$118,265	$1,965	$3,126
Cost of services and maintenance revenues	250,602	228,080	228,503	22,522	(423)
Amortization of product related intangible assets	50,183	54,290	71,001	(4,107)	(16,711)
Impairment of product related intangible assets	15,505	1,128	56,271	14,377	(55,143)
Total cost of net revenues	$439,646	$404,889	$474,040	$34,757	$(69,151)
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
Cost of product and license revenues increased during 2017 when compared to 2016 primarily due to royalties from our Workspace Services solutions. Cost of product and license revenues increased during 2016 when compared to 2015 primarily due to higher sales of our Networking products, some of which contain hardware components that have a higher cost than our software solutions. We currently expect cost of product and license revenues will decrease when comparing the first quarter of 2018 to the first quarter of 2017, consistent with the expected decrease in revenues as noted above.
Cost of services and maintenance revenues increased during 2017 compared to 2016 primarily due to an increase in sales of our software maintenance of $12.8 million from our new Customer Success Services offering, an increase in sales of our Workspace Services offerings delivered via the cloud of $5.1 million, and an increase in sales of our Content Collaboration offerings of $2.8 million. Cost of services and maintenance revenues decreased during 2016 compared to 2015 primarily due to a decrease in implementation services and product training and certification costs of $20.1 million related to our Workspace Services solutions, partially offset by an increase in costs due to higher sales of our Content Collaboration offerings of $17.8 million and support and maintenance costs related to our Workspace Services and Networking products of $1.9 million. We currently expect cost of services and maintenance revenues will increase when comparing the first quarter of 2018 to the first quarter of 2017 consistent with the increase in SaaS revenue and License updates and maintenance revenues as discussed above.
Amortization of product related intangible assets decreased during 2017 as compared to 2016 primarily due to lower amortization of certain intangible assets becoming fully amortized. Amortization of product related intangible assets decreased during 2016 as compared to 2015 primarily due to lower amortization of certain intangible assets becoming fully amortized as a result of impairments during 2015.
Impairment of product related intangible assets increased during 2017 as compared to 2016 primarily due to the impairments of certain acquired intangible assets in 2017. Impairment of product related intangible assets decreased during 2016 as compared to 2015 primarily due to the impairments of certain acquired intangible assets in 2015.
Gross Margin
Gross margin as a percent of revenue was 84.4% for 2017, 85.2% for 2016 and 82.1% for 2015. Gross margin remained consistent when comparing 2017 to 2016. The increase in gross margin as a percentage of net revenue when comparing 2016 to 2015 was primarily due to 2015 including the impairment of certain product related intangible assets.
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

Research and Development Expenses

	Year Ended December 31,			2017 Compared to 2016	2016 Compared to 2015
	2017	2016	2015
	(In thousands)
Research and development	$415,801	$395,373	$480,957	$20,428	$(85,584)

Research and development expenses consisted primarily of personnel related costs, facility and equipment costs and cloud capacity costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our solutions.
Research and development expenses increased during 2017 as compared to 2016 primarily due to an increase in stock-based compensation of $8.7 million, an increase in compensation and other employee-related costs of $8.6 million, and an increase in cloud capacity costs of $7.1 million. The increase in compensation and other employee-related costs was primarily related to a net increase in headcount prior to the restructuring program announced in October 2017 intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. These increases are partially offset by a decrease in facility and equipment costs of $3.7 million.
Research and development expenses decreased during 2016 as compared to 2015 primarily due to a decrease in compensation and employee-related costs mostly related to a net decrease in headcount resulting from restructuring activities initiated in 2015.
Sales, Marketing and Services Expenses

	Year Ended December 31,			2017 Compared to 2016	2016 Compared to 2015
	2017	2016	2015
	(In thousands)
Sales, marketing and services	$1,006,112	$976,339	$1,005,802	$29,773	$(29,463)
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
Sales, marketing and services expenses increased during 2017 compared to 2016 primarily due to an increase in compensation and other employee-related costs, including variable compensation of $35.1 million resulting from a net increase in headcount, and an increase in cloud capacity costs of $10.8 million. The increase in compensation and other employee-related costs was primarily related to a net increase in headcount prior to the restructuring program announced in October 2017 intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. These increases are partially offset by a decrease in certain facility and depreciation costs of $14.9 million.
Sales, marketing and services expenses decreased during 2016 compared to 2015 primarily due to a decrease in compensation and other employee-related costs of $15.5 million as a result of restructuring initiatives, a decrease in professional services of $12.2 million and a decrease in facilities costs of $7.3 million. These decreases are partially offset by an increase in variable compensation of $13.6 million due to an increase in sales.
General and Administrative Expenses

	Year Ended December 31,			2017 Compared to 2016	2016 Compared to 2015
	2017	2016	2015
	(In thousands)
General and administrative	$302,565	$316,838	$286,424	$(14,273)	$30,414
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses decreased during 2017 compared to 2016 primarily due to a decrease in compensation and other employee-related costs of $11.5 million and decrease in stock-based compensation of $5.1 million.

General and administrative expenses increased during 2016 compared to 2015 primarily due to an increase in stock-based compensation of $21.1 million and an increase in compensation and other employee-related costs of $9.7 million. These increases are partially offset by a decrease in professional fees of $10.0 million primarily due to fees incurred in connection with the operational and strategic review of the business in 2015 and the resulting cost reductions from operational efficiencies in 2016.
Amortization of Other Intangible Assets

	Year Ended December 31,			2017 Compared to 2016	2016 Compared to 2015
	2017	2016	2015
	(In thousands)
Amortization of other intangible assets	$14,652	$15,076	$30,341	$(424)	$(15,265)
Amortization of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions.
Amortization of other intangible assets remained consistent when comparing 2017 to 2016.
The decrease in Amortization of other intangible assets when comparing 2016 to 2015 was primarily due to lower amortization of certain intangible assets becoming fully amortized as a result of impairments during 2015.
As of December 31, 2017, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $33.9 million. For more information regarding our acquisitions see, “— Overview” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017.
Impairment of Other Intangible Assets

	Year Ended December 31,			2017 Compared to 2016	2016 Compared to 2015
	2017	2016	2015
	(In thousands)
Impairment of other intangible assets	$2,538	$—	$67,137	$2,538	$(67,137)
Impairment of other intangible assets consists of impairment charges related to customer relationships, trade names and covenants not to compete primarily related to our acquisitions.
The increase in Impairment of other intangible assets when comparing 2017 to 2016 was primarily due to impairments of certain intangible assets related to certain non-core products.
The decrease in Impairment of other intangible assets when comparing 2016 to 2015 was primarily due to impairments of certain intangible assets related to ByteMobile during the third quarter of 2015.
Restructuring Expenses

	Year Ended December 31,			2017 Compared to 2016	2016 Compared to 2015
	2017	2016	2015
	(In thousands)
Restructuring	$72,375	$67,401	$98,661	$4,974	$(31,260)

During the year ended December 31, 2017, we incurred costs of $53.7 million related to initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. We currently expect to record in the aggregate approximately $60.0 million to $100.0 million in pre-tax restructuring charges associated with this program. We currently anticipate completing the remainder of the activities related to this program during fiscal year 2018.
During the year ended December 31, 2017, we incurred costs of $8.1 million related to operational initiatives designed to improve our infrastructure scalability and cost saving efficiencies. The charges primarily related to employee severance. Activities related to this program were substantially completed as of the fourth quarter of 2017.

During the years ended December 31, 2017, 2016 and 2015, we incurred costs of $1.9 million, $44.5 million and $29.4 million primarily related to our announced plan in November 2015 to simplify our enterprise go-to-market motion and roles while improving coverage, reflect changes in our product focus, and balance resources with demand across our marketing, general and administration areas. The charges are primarily related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to this program were substantially completed as of the end of the first quarter of 2016.
During the years ended December 31, 2017, 2016 and 2015, we recorded charges of $8.7 million and $24.0 million and $67.5 million related to our announced plan in January 2015 to increase strategic focus and operational efficiency. The charges primarily related to the severance and other costs directly related to the reduction of our workforce and consolidation of leased facilities. The majority of the activities related to this program were substantially completed by the end of 2015. For more information regarding our restructuring see, “— Overview” and Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017.
2018 Operating Expense Outlook
When comparing the first quarter of 2018 to the fourth quarter of 2017, we expect operating expenses to increase in Sales, marketing and services, while remaining at consistent levels across the other functional areas.
Interest income

	Year Ended December 31,			2017 Compared to 2016	2016 Compared to 2015
	2017	2016	2015
	(In thousands)
Interest income	$27,808	$16,686	$11,675	$11,122	$5,011
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income increased during 2017 compared to 2016 primarily due to overall higher average cash, cash equivalents and investment balances and higher yields on investments as a result of an increase in interest rates. Interest income increased during 2016 compared to 2015 primarily due to overall higher average cash, cash equivalents and investment balances and higher yields on investments as a result of an increase in interest rates. See Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for investment information.
Interest Expense

	Year Ended December 31,			2017 Compared to 2016	2016 Compared to 2015
	2017	2016	2015
	(In thousands)
Interest expense	$(51,609)	$(44,949)	$(44,153)	$(6,660)	$(796)
Interest expense consists primarily of interest on our 2027 Notes, Convertible Notes and credit facility.
When comparing 2017 and 2016, the increase is primarily due to the issuance of our 2027 Notes in 2017. When comparing 2016 to 2015, the increase in interest expense was not significant. For more information regarding our debt, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017.
Other Income (Expense), net

	Year Ended December 31,			2017 Compared to 2016	2016 Compared to 2015
	2017	2016	2015
	(In thousands)
Other income (expense), net	$3,150	$(4,131)	$(5,730)	$7,281	$1,599
Other income (expense), net is primarily comprised of remeasurement of foreign currency transaction gains (losses), realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other income (expense), net when comparing 2017 to 2016 is primarily driven by an increase in net gains on remeasurement and settlements of foreign currency transactions.

The change in Other income (expense), net when comparing 2016 to 2015 is primarily driven by a decrease in losses on the remeasurement and settlements of foreign currency transactions of $5.5 million, decrease in impairment charges of $2.2 million recognized on cost method investments and an increase in gains recognized on available for sale investments of $1.4 million. These changes are partially offset by a decrease in gains recognized on cost method investments of $7.0 million.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States.
On December 22, 2017, President Donald Trump signed the Tax Cuts and Jobs Act (the "2017 Tax Act”) into law effective January 1, 2018. The 2017 Tax Act significantly revised the U.S. tax code by, in part but not limited to: reducing the U.S. corporate maximum tax rate from 35% to 21%, imposing a mandatory one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, modifying executive compensation deduction limitations, and repealing the deduction for domestic production activities. Under Accounting Standards Codification 740, Income Taxes, the Company must recognize the effects of tax law changes in the period in which the new legislation is enacted.
Our effective tax rate generally differs from the U.S. federal statutory rate primarily due to lower tax rates on earnings generated by our foreign operations that are taxed primarily in Switzerland. From time to time, there may be other items that impact the tax rate, such as the items specific to the current period discussed above.
The SEC staff acknowledged the challenges companies face incorporating the effects of tax reform by their financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. As of December 31, 2017, the Company recorded a provisional income tax charge of $64.8 million for the re-measurement of its U.S. deferred tax assets and liabilities because of the federal corporate tax rate reduction from 35% to 21%. The Company recorded a provisional income tax charge of $364.6 million for the transition tax on deemed repatriation of deferred foreign income. The Company also accounted for the modified executive compensation deduction limitations pursuant to the 2017 Tax Act as of December 31, 2017.
The provisional amounts recorded are based on the Company’s current interpretation and understanding of the 2017 Tax Act and may change as the Company receives additional clarification and implementation guidance. The Company will continue to gather and evaluate the income tax impact of the 2017 Tax Act. Pursuant to SAB 118, the Company will complete the accounting for the tax effects of all of the provisions of the 2017 Tax Act within the required measurement period not to extend beyond one year from the enactment date.
Our effective tax rate was approximately 96.0% for the year ended December 31, 2017 and 11.0% for the year ended December 31, 2016. The increase in the effective tax rate when comparing the year ended December 31, 2017 to the year ended December 31, 2016 was primarily due to accounting for the estimated tax impact of the 2017 Tax Act and the separation of the GoTo Business.
As of December 31, 2017, our net unrecognized tax benefits totaled approximately $77.8 million as compared to $69.8 million as of December 31, 2016. All amounts included in this balance affect the annual effective tax rate. As of the year ended December 31, 2017, we accrued $2.7 million for the payment of interest on uncertain tax positions.
We and one or more of our subsidiaries are subject to federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. We are currently not subject to a U.S. federal income tax examination. With few exceptions, we are no longer subject to U.S., federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2014.
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
As of December 31, 2017, we had $152.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. As of December 31, 2017, we determined that a $76.8 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
We currently expect our effective tax rate to decrease in 2018 as compared to 2017 due to capturing the provisional impact of the 2017 Tax Act and the separation of the GoTo Business executed in and unique to 2017.
Liquidity and Capital Resources
During 2017, we generated continuing operating cash flows of $964.3 million. These operating cash flows related primarily to net income from continuing operations of $22.0 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $170.0 million, stock-based compensation expense of $165.1 million, deferred income tax expense of $94.2 million, and amortization of debt discount and transaction costs of $38.3 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $470.5 million, net of effects of acquisitions. The change in our net operating assets and liabilities was primarily a result of changes in net income taxes of $318.8 million due to tax reform, and changes in deferred revenue of $174.4 million. Our continuing operations investing activities used $60.0 million of cash consisting primarily of cash paid for net purchases of investments of $86.4 million, cash paid for the purchase of property and equipment of $80.9 million, cash paid for acquisitions of $60.4 million, and cash paid for licensing agreements and technology of $7.4 million. Our continuing operations financing activities used cash of $694.4 million, primarily due to stock repurchases of $1.17 billion, amounts paid for, but not settled under our accelerated stock repurchase program of $150.0 million, cash paid for tax withholding on vested stock awards of $80.0 million, and the transfer of cash to the GoTo Business resulting from the separation of $28.5 million. This financing cash outflow was partially offset by proceeds from the 2027 Notes of $741.0 million, net of issuance costs.
During 2016, we generated continuing operating cash flows of $947.2 million. These operating cash flows related primarily to income from continuing operations of $469.9 million, adjusted for, among other things, non-cash charges, depreciation, and amortization expenses of $178.4 million and stock-based compensation expense of $152.7 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $132.9 million, net of effects of acquisitions. The change in our net operating assets and liabilities was primarily a result of changes in deferred revenue of $142.4 million, and changes in income taxes, net of $42.4 million mostly due to an increase in income taxes payable. These inflows are partially offset by an outflow in accounts receivable of $61.7 million driven by an increase in the receivable balance due to higher bookings. Our continuing operations investing activities used $434.7 million of cash consisting primarily of cash paid for net purchases of investments of $311.6 million, cash paid for the purchase of property and equipment of $85.0 million, cash paid for licensing agreements and technology of $25.9 million, and cash paid for acquisitions of $13.2 million. Our continuing operations financing activities used cash of $38.0 million primarily due to cash paid for tax withholding on vested stock awards of $66.6 million and stock repurchases of $28.7 million. This financing cash outflow was partially offset by proceeds from the issuance of common stock under our employee stock-based compensation plans of $41.2 million and excess tax benefit from stock-based compensation $16.0 million.
Senior Notes
On November 15, 2017, we issued $750.0 million of the 2027 Notes. The 2027 Notes accrue interest at a rate of 4.500% per annum. Interest on the 2027 Notes is due semi-annually on June 1 and December 1 of each year, beginning on June 1, 2018. The net proceeds from this offering were approximately $741.0 million, after deducting the underwriting discount and estimated offering expenses payable by us. Net proceeds from this offering were used to repurchase shares of our common stock through an ASR transaction which we entered into with the ASR Counterparty on November 13, 2017. The 2027 Notes will mature on December 1, 2027, unless redeemed or repurchased in accordance with their terms prior to such date. We may redeem the 2027 Notes at our option at any time in whole or from time to time in part prior to September 1, 2027 at a redemption price equal to the greater of (a) 100% of the aggregate principal amount of the 2027 Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments under such 2027 Notes, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. Among other terms, under certain circumstances, holders of the 2027 Notes may require us to repurchase their 2027 Notes upon the occurrence of a change of control prior to maturity for cash at a repurchase price equal to 101% of the principal amount of the 2027 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for additional details on the 2027 Notes.

Credit Facility
On January 7, 2015, we entered into a credit agreement, or the Credit Agreement, with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years, of which we have drawn and repaid $165.0 million during the year ended December 31, 2017. As of December 31, 2017, there were no outstanding borrowings under this Credit Agreement and the entire $250.0 million credit line remains available for borrowing. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement.
The Credit Agreement requires us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change our business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. In addition, the Credit Agreement contains customary representations and warranties. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for additional details on our Credit Agreement.
Convertible Senior Notes
In April 2014, we completed a private placement of $1.44 billion principal amount of 0.500% Convertible Senior Notes due 2019, or the Convertible Notes. The net proceeds from this offering were approximately $1.42 billion (including the proceeds from the Over-Allotment Option), after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. We used approximately $82.6 million of the net proceeds to pay the cost of certain bond hedges entered into in connection with the offering (after such cost was partially offset by the proceeds to us from certain warrant transactions). See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for additional details on the Convertible Notes and the related bond hedges and warrant transactions.
We used the remainder of the net proceeds from the offering and a portion of our existing cash and investments to purchase an aggregate of approximately $1.5 billion of our common stock under our share repurchase program. We used approximately $101.0 million to purchase shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of our common stock through an accelerated share repurchase transaction in 2014, which we entered into with Citibank, N.A., or Citibank, on April 25, 2014, and which is discussed in further detail in Note 13 to our consolidated financial statements.
The conversion period for the Convertible Notes that commenced on October 10, 2016 in connection with the structure of the RMT transaction with LogMeIn, terminated as of the close of business on January 31, 2017. As a result, the Convertible Notes were reclassified to Other liabilities from Current liabilities and the amount previously recorded as Temporary equity was reclassified to permanent equity as of January 31, 2017. The Distribution also resulted in an adjustment to the conversion rate for the Convertible Notes under the terms of the related indenture. As a result of this adjustment, the conversion rate for the Convertible Notes in effect as of the opening of business on February 1, 2017 was 13.9061 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of approximately $71.91 per share of common stock. Corresponding adjustments were made to the conversion rates for the Convertible Note Hedge and Warrant Transactions as of the opening of business on February 1, 2017.
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

Cash, Cash Equivalents and Investments

	December 31,		2017 Compared to 2016
	2017	2016
	(In thousands)
Cash, cash equivalents and investments	$2,731,974	$2,543,160	$188,814
The increase in cash, cash equivalents and investments at December 31, 2017 as compared to December 31, 2016, is primarily due to cash provided by our operating activities of $964.3 million, proceeds from our 2027 Notes, net of issuance costs of $741.0 million, partially offset by cash paid for stock repurchases of $1.17 billion, purchases of property and equipment of $80.9 million, cash paid for tax withholding on vested stock awards of $80.0 million, cash paid for acquisitions, net of cash acquired, of $60.4 million, transfer of $28.5 million in cash during the first quarter of 2017 to the GoTo Business resulting from the separation, and cash paid for licensing agreements and technology of $7.4 million. As of December 31, 2017, $2.13 billion of the $2.73 billion of cash, cash equivalents and investments was held by our foreign subsidiaries. As a result of the 2017 Tax Act, the cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. State income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Accounts Receivable, Net

	December 31,		2017 Compared to 2016
	2017	2016
	(In thousands)
Accounts receivable	$717,180	$687,089	$30,091
Allowance for returns	(1,225)	(1,994)	769
Allowance for doubtful accounts	(3,420)	(3,889)	469
Accounts receivable, net	$712,535	$681,206	$31,329
The increase in accounts receivable at December 31, 2017 compared to December 31, 2016 was primarily due to higher sales during the year ended December 31, 2017. The activity in our allowance for returns was comprised primarily of $5.7 million in credits issued for returns recorded during 2017, partially offset by $4.9 million of provisions for returns recorded during 2017. The activity in our allowance for doubtful accounts was comprised primarily of $4.4 million of uncollectible accounts written off, net of recoveries, partially offset by $3.9 million in provisions for doubtful accounts.
From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected. At December 31, 2017, one distributor, the Arrow Group, accounted for 14% of gross accounts receivable. At December 31, 2016, two distributors, the Arrow Group and Ingram Micro, accounted for 14% and 10% of gross accounts receivable, respectively. For more information regarding significant customers see Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $8.5 billion, of which $500.0 million was approved in January 2017 and an additional $1.7 billion was approved in November 2017. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At December 31, 2017, approximately $1.43 billion was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2017. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the 2027 Notes and Convertible Notes offerings, as well as proceeds from employee stock option exercises and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.

During the year ended December 31, 2017, we expended approximately $575.0 million on open market purchases under the stock repurchase program, repurchasing 7,384,368 shares of outstanding common stock at an average price of $77.86.
In addition to the repurchases described above, we used the net proceeds from our 2027 Notes offering and existing cash and investments to repurchase an aggregate of approximately $750.0 million of our common stock as authorized under our stock repurchase program. We paid $750.0 million to the ASR Counterparty under the ASR Agreement and received approximately 7.1 million shares of our common stock from the ASR Counterparty, which represents 80 percent of the shares pursuant to the ASR agreement. The total number of shares of common stock that we will repurchase under the ASR Agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of our common stock to us or, under certain circumstances, we may be required to deliver shares of our common stock or make a cash payment to the ASR Counterparty. Final settlement of the ASR agreement was completed in January 2018 and we received delivery of an additional 1,371,495 shares of our common stock. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for detailed information on our 2027 Notes offering and the transactions related thereto.
During the year ended December 31, 2016, we expended approximately $28.7 million on open market purchases, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
During the year ended December 31, 2015, we expended approximately $755.7 million on open market purchases, repurchasing 10,716,850 shares of outstanding common stock at an average price of $70.52.
Shares for Tax Withholding
During the years ended December 31, 2017, 2016, and 2015, we withheld 974,501 shares, 830,155 shares and 679,694 shares, respectively, from equity awards that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of equity awards was $80.0 million for 2017, $66.6 million for 2016 and $46.3 million for 2015. These shares are reflected as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2017.
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
The following table summarizes our significant contractual obligations at December 31, 2017 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$340,034	$56,736	$98,077	$70,888	$114,333
Convertible senior notes (2)	1,437,483	—	1,437,483	—	—
Senior Notes due 2027 (3)	750,000	—	—	—	750,000
Purchase obligations(4)	25,700	25,700	—	—	—
Total contractual obligations(5)	$2,553,217	$82,436	$1,535,560	$70,888	$864,333

(1)	The amounts in the table above include $76.5 million in exited facility costs related to restructuring activities.

(2)
During the second quarter of 2014, we completed a private placement of $1.44 billion principal amount of 0.500% Convertible Senior Notes due 2019. The amount above represents the principal balance to be repaid. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for detailed information on the Convertible Notes offering and the transactions related thereto.

(3)
During the fourth quarter of 2017, we completed the issuance of $750.0 million principal amount of 4.500% Senior Notes due 2027. The amount above represents the balance to be repaid. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for detailed information on the 2027 Notes offering and the transactions related thereto.

(4)
Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end 2018 of approximately $6.3 million and a contingent obligation to purchase inventory of approximately $19.4 million.

(5)
Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $77.8 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

As a result of the 2017 Tax Act, we recorded a provisional income tax charge of $364.6 million for the transition tax on deemed repatriation of deferred foreign income, which is payable up to eight years. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017 for further information.
As of December 31, 2017, we did not have any individually material capital lease obligations or other material long-term commitments reflected on our consolidated balance sheets.
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
We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2017. Actual results could differ materially.
Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017.
Exposure to Exchange Rates
A substantial majority of our overseas expense and capital purchasing activities are transacted in local currencies, including Euros, British pounds sterling, Japanese yen, Australian dollars, Swiss francs, Indian rupees, Hong Kong dollars, Canadian dollars, Singapore dollars and Chinese yuan renminbi. To reduce the volatility of future cash flows caused by changes in currency exchange rates, we have established a hedging program. We use foreign currency forward contracts to hedge certain forecasted foreign currency expenditures. Our hedging program significantly reduces, but does not entirely eliminate, the impact of currency exchange rate movements.
At December 31, 2017 and 2016, we had in place foreign currency forward sale contracts with a notional amount of $128.1 million and $113.8 million, respectively, and foreign currency forward purchase contracts with a notional amount of $113.6 million and $152.3 million, respectively. At December 31, 2017, these contracts had an aggregate fair value asset of $1.7 million and at December 31, 2016, these contracts had an aggregate fair value liability of $1.9 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2017 market rates, the fair value of our foreign currency forward contracts would increase by $1.3 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2017 market rates would decrease the fair value of our foreign currency forward contracts by $1.3 million. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as the prices of our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.
Exposure to Interest Rates
We have interest rate exposures resulting from our interest-based available-for-sale investments. We maintain available-for-sale investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2017 and 2016 levels, the fair value of the available-for-sale portfolio would decline by approximately $17.1 million and $19.2 million, respectively. If market interest rates were to decrease by 100 basis points from December 31, 2017 and 2016 levels, the fair value of the available-for-sale portfolio would increase by approximately $17.0 million and $17.8 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale and trading investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and related financial statement schedule, together with the report of independent registered certified public accounting firm, appear at pages F-1 through F-43 of this Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with our independent registered certified public accountants on accounting or financial disclosure matters during our two most recent fiscal years.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, our management, with the participation of our President and Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or the COSO criteria. Based on our assessment we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report which appears below.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Stockholders of Citrix Systems, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Citrix Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boca Raton, Florida

February 16, 2018

ITEM 9B. OTHER INFORMATION

Our policy governing transactions in our securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that Robert Calderoni, our Executive Chairman, entered into a new trading plan in the fourth quarter of 2017 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.
For a list of the consolidated financial information included herein, see page F-1.
2. Financial Statement Schedules.
The following consolidated financial statement schedule is included in Item 8:
Valuation and Qualifying Accounts
3. List of Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of July 26, 2016, among Citrix Systems, Inc., GetGo, Inc., LogMeIn, Inc. and Lithium Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2016)**

2.2
Amendment No. 1, dated as of December 8, 2016, to Agreement and Plan of Merger, dated as of July 26, 2016, by and among Citrix Systems, Inc., GetGo, Inc., LogMeIn, Inc. and Lithium Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Annual Report on Form 10-K filed on February 16, 2017)**

2.3
Amendment No. 2, dated as of May 4, 2017 and effective as of May 1, 2017, to Agreement and Plan of Merger, dated as of July 26, 2016, by and among Citrix Systems, Inc., GetGo, Inc. and LogMeIn, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2017)

2.4
Amendment No. 3, dated as of September 29, 2017, to Agreement and Plan of Merger, dated as of July 26, 2016, by and among Citrix Systems, Inc., GetGo, Inc. and LogMeIn, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

2.5
Separation and Distribution Agreement, dated as of July 26, 2016, by and among Citrix Systems, Inc., GetGo, Inc. and LogMeIn, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 28, 2016)**

2.6
Amended and Restated Tax Matters Agreement, dated as of September 13, 2016, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K filed on February 16, 2017)**

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 29, 2013)
3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 31, 2015)
4.1	Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended) (P)
4.2
Indenture, dated as of April 30, 2014, between Citrix Systems, Inc. and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2014)

4.3	Form of 0.500% Convertible Senior Notes due 2019 (included in Exhibit 4.2)
4.4
Indenture, dated as of November 15, 2017, between Citrix Systems, Inc. and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2017)

4.5
Supplemental Indenture, dated as of November 15, 2017, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 15, 2017)

4.6	Form of 4.500% Senior Notes due 2027 (included in Exhibit 4.5)
10.1*	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2010)
10.2*
First Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2010)

10.3*
Second Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2011)

10.4*
Third Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2011)

10.5*
Fourth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2012)

10.6*
Fifth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2013)

10.7*
Sixth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2013)

10.8*
Form of Global Stock Option Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2011)

10.9*
Form of Restricted Stock Unit Agreement For Non-Employee Directors under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2011)

10.10*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Performance Based Awards) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2011)

10.11*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Time Based Awards) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2011)

10.12*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (Long Term Incentive) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2012 )

10.13*
Form of Long Term Incentive Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 19, 2015)

10.14*	Amended and Restated 2005 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 23, 2012)
10.15*	Amendment to Amended and Restated 2005 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on February 21, 2013)
10.16*	Citrix Systems, Inc. Executive Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on February 20, 2014)
10.17*	Citrix Systems, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2014)
10.18*
Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (2016 Performance-Based Awards) (incorporated herein by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016)

10.19*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017)

10.20*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017)

10.21*	2015 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on August 7, 2015)
10.22*	Amendment to 2015 Employee Stock Purchase Plan, dated October 27, 2016 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 16, 2017)
10.23*	Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2017)
10.24*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.25*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.26*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Time Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.27*
Form of Indemnification Agreement by and between the Company and each of its Directors and executive officers (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2011)

10.28*
Form of Executive Agreement of Citrix Systems, Inc. by and between the Company and each of its executive officers (other than the Executive Chairman and CEO) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2017)

10.29*
Retention Agreement, dated October 12, 2015, by and between Citrix Systems, Inc. and Mark B. Templeton (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 16, 2015)

10.30*
Retention Agreement, dated as of July 1, 2016, by and between Citrix Systems, Inc. and William Burley (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2016)

10.31*
Amended and Restated Employment Agreement, dated July 7, 2017, by and between Citrix Systems, Inc. and Robert M. Calderoni (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2017)

10.32*†	Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert M. Calderoni granted February 1, 2017 (Time Based Awards)
10.33*
Employment Agreement, dated January 19, 2016, by and between Citrix Systems, Inc. and Kirill Tatarinov (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2016)

10.34*
Restricted Stock Award Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Kirill Tatarinov (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016)

10.35*
Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Kirill Tatarinov (2016 Performance-Based Awards) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016)

10.36*
Separation Agreement and Release, dated July 7, 2017, by and between Citrix Systems, Inc. and Kirill Tatarinov (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.37*
Amended and Restated Incentive Agreement, dated February 16, 2016, by and between Citrix Systems, Inc. and Christopher Hylen (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016)

10.38*
Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for executive officers (Performance Based Awards) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2015)

10.39*†	Letter Agreement, dated November 2, 2017, between Citrix Systems, Inc. and Carlos Sartorius
10.40*
Employment Agreement, dated July 10, 2017, by and between Citrix Systems, Inc. and David J. Henshall (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2017)

10.41*
Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.42*
Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.43*
Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.44
Form of Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2014)

10.45
Form of Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2014)

10.46
Form of Additional Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2014)

10.47
Form of Additional Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2014)

10.48
Master Confirmation between Citibank, N.A. and Citrix Systems, Inc., dated April 25, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2014)

10.49
Master Confirmation between Citibank, N.A. and Citrix Systems, Inc., dated November 13, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2017)

10.50
Credit Agreement, dated as of January 7, 2015, by and among Citrix Systems, Inc., the initial lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2015)

10.51
First Amendment to Credit Agreement, dated as of August 7, 2015, by and among Citrix Systems, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2015)

10.52
Cooperation Agreement, by and among Citrix Systems, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated July 28, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2015)

10.53
Letter Agreement, dated as of July 26, 2016, among Citrix Systems, Inc., GetGo, Inc., LogMeIn, Inc., Elliott Associates, L.P. and Elliott International, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2016)

12.1†	Computation of Ratio of Earnings to Fixed Charges
21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Certified Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.
**
Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

†	Filed herewith.
††	Furnished herewith.
(P)	This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

(b) Exhibits.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2017, the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C., 20549 and at the Commission’s regional offices at 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604 and 3 World Financial Center, Suite 400, New York, NY 10281-1022.
(c) Financial Statement Schedule.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2017 the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 16th day of February, 2018.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of Citrix Systems, Inc., hereby severally constitute and appoint David J. Henshall and Mark M. Coyle, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Citrix Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 16th day of February, 2018.

Signature	Title(s)

/S/ DAVID J. HENSHALL	President, Chief Executive Officer and Director (Principal Executive Officer)
David J. Henshall

/S/ MARK M. COYLE	Senior Vice President, Finance and Interim Chief Financial Officer (Principal Financial Officer)
Mark M. Coyle

/S/ JESSICA SOISSON	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Jessica Soisson

/S/ ROBERT M. CALDERONI	Executive Chairman of the Board of Directors
Robert M. Calderoni

/S/ NANCI E. CALDWELL	Director
Nanci E. Caldwell

/S/ JESSE A. COHN	Director
Jesse A. Cohn

/S/ ROBERT D. DALEO	Director
Robert D. Daleo

/S/ MURRAY J. DEMO	Director
Murray J. Demo

/S/ AJEI S. GOPAL	Director
Ajei S. Gopal

/S/ PETER J. SACRIPANTI	Director
Peter J. Sacripanti

/S/ GRAHAM V. SMITH	Director
Graham V. Smith

/S/ GODFREY R. SULLIVAN	Director
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

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Stockholders of Citrix Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1989.
Boca Raton, Florida
February 16, 2018

CITRIX SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets	(In thousands, except par value)
Current assets:
Cash and cash equivalents	$1,115,130	$836,095
Short-term investments, available-for-sale	632,516	726,923
Accounts receivable, net of allowances of $4,645 and $5,883 at December 31, 2017 and 2016, respectively	712,535	681,206
Inventories, net	13,912	12,522
Prepaid expenses and other current assets	147,330	124,842
Current assets of discontinued operations	—	179,689
Total current assets	2,621,423	2,561,277
Long-term investments, available-for-sale	984,328	980,142
Property and equipment, net	252,932	261,954
Goodwill	1,614,494	1,585,893
Other intangible assets, net	141,952	173,681
Deferred tax assets, net	152,362	233,900
Other assets	52,685	54,449
Long-term assets of discontinued operations	—	538,931
Total assets	$5,820,176	$6,390,227
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$66,893	$72,724
Accrued expenses and other current liabilities	277,679	256,799
Income taxes payable	34,033	39,771
Current portion of deferred revenues	1,308,474	1,208,229
Convertible notes, short-term	—	1,348,156
Current liabilities of discontinued operations	—	172,670
Total current liabilities	1,687,079	3,098,349
Long-term portion of deferred revenues	555,769	476,135
Long-term debt	2,127,474	—
Long-term income taxes payable	335,457	—
Other liabilities	121,936	119,813
Long-term liabilities of discontinued operations	—	7,708
Commitments and contingencies
Temporary equity from Convertible notes	—	79,495
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 305,751 and 302,851 shares issued and outstanding at December 31, 2017 and 2016, respectively	306	303
Additional paid-in capital	4,883,670	4,761,588
Retained earnings	3,509,484	4,010,737
Accumulated other comprehensive loss	(10,806)	(28,704)
	8,382,654	8,743,924
Less - common stock in treasury, at cost (162,044 and 146,552 shares at December 31, 2017 and 2016, respectively)	(7,390,193)	(6,135,197)
Total stockholders' equity	992,461	2,608,727
Total liabilities, temporary equity and stockholders' equity	$5,820,176	$6,390,227
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share information)
Revenues:
Product and licenses	$857,253	$882,898	$873,808
Software as a service	175,762	134,682	103,851
License updates and maintenance	1,659,936	1,587,271	1,521,007
Professional services	131,735	131,229	147,488
Total net revenues	2,824,686	2,736,080	2,646,154
Cost of net revenues:
Cost of product and license revenues	123,356	121,391	118,265
Cost of services and maintenance revenues	250,602	228,080	228,503
Amortization of product related intangible assets	50,183	54,290	71,001
Impairment of product related intangible assets	15,505	1,128	56,271
Total cost of net revenues	439,646	404,889	474,040
Gross margin	2,385,040	2,331,191	2,172,114
Operating expenses:
Research and development	415,801	395,373	480,957
Sales, marketing and services	1,006,112	976,339	1,005,802
General and administrative	302,565	316,838	286,424
Amortization of other intangible assets	14,652	15,076	30,341
Impairment of other intangible assets	2,538	—	67,137
Restructuring	72,375	67,401	98,661
Total operating expenses	1,814,043	1,771,027	1,969,322
Income from continuing operations	570,997	560,164	202,792
Interest income	27,808	16,686	11,675
Interest expense	(51,609)	(44,949)	(44,153)
Other income (expense), net	3,150	(4,131)	(5,730)
Income from continuing operations before income taxes	550,346	527,770	164,584
Income tax expense (benefit)	528,361	57,915	(50,549)
Income from continuing operations	21,985	469,855	215,133
(Loss) income from discontinued operations, net of income tax expense of $2,900, $22,737, and $43,065, respectively	(42,704)	66,257	104,228
Net (loss) income	$(20,719)	$536,112	$319,361
Basic (loss) earnings per share:
Income from continuing operations	$0.15	$3.03	$1.35
(Loss) income from discontinued operations	(0.28)	0.43	0.66
Basic net (loss) earnings per share	$(0.13)	$3.46	$2.01

Diluted (loss) earnings per share:
Income from continuing operations	$0.14	$2.99	$1.34
(Loss) income from discontinued operations	(0.27)	0.42	0.65
Diluted net (loss) earnings per share	$(0.13)	$3.41	$1.99

Weighted average shares outstanding:
Basic	150,779	155,134	158,874
Diluted	155,503	157,084	160,362
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(In thousands)

Net (loss) income	$(20,719)	$536,112	$319,361
Other comprehensive income (loss):
Available for sale securities:
Change in net unrealized (losses) gains	(3,285)	996	(2,080)
Less: reclassification adjustment for net (gains) losses included in net income	(273)	(1,204)	170
Net change (net of tax effect)	(3,558)	(208)	(1,910)

Gain on pension liability	2,768	906	4,083

Cash flow hedges:
Change in unrealized gains (losses)	6,046	(2,638)	(6,937)
Less: reclassification adjustment for net (gains) losses included in net income	(758)	1,763	13,027
Net change (net of tax effect)	5,288	(875)	6,090

Other comprehensive income (loss)	4,498	(177)	8,263

Comprehensive (loss) income	$(16,221)	$535,935	$327,624
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) income	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2014	294,674	$295	$4,292,706	$3,155,264	$(36,790)	(133,898)	$(5,237,830)	$2,173,645
Shares issued under stock-based compensation plans	3,878	3	112,282	—	—	—	—	112,285
Stock-based compensation expense	—	—	139,816	—	—	—	—	139,816
Common stock issued under employee stock purchase plan	561	1	37,228	—	—	—	—	37,229
Tax deficiency from employer stock plans, net	—	—	(15,013)	—	—	—	—	(15,013)
Stock repurchases, net	—	—	—	—	—	(10,717)	(755,704)	(755,704)
Restricted shares turned in for tax withholding	—	—	—	—	—	(681)	(46,336)	(46,336)
Other comprehensive income, net of tax	—	—	—	—	8,263	—	—	8,263
Other			(100)					(100)
Net income	—	—	—	319,361	—	—	—	319,361
Balance at December 31, 2015	299,113	$299	$4,566,919	$3,474,625	$(28,527)	(145,296)	$(6,039,870)	$1,973,446
Shares issued under stock-based compensation plans	3,009	3	41,244	—	—	—	—	41,247
Stock-based compensation expense	—	—	175,980	—	—	—	—	175,980
Common stock issued under employee stock purchase plan	729	1	57,514	—	—	—	—	57,515
Tax deficiency from employer stock plans, net	—	—	(574)	—	—	—	—	(574)
Stock repurchases, net	—	—	—	—	—	(426)	(28,689)	(28,689)
Restricted shares turned in for tax withholding	—	—	—	—	—	(830)	(66,638)	(66,638)
Other comprehensive loss, net of tax	—	—	—	—	(177)	—	—	(177)
Temporary equity reclassification	—	—	(79,495)	—	—	—	—	(79,495)
Net income	—	—	—	536,112	—	—	—	536,112
Balance at December 31, 2016	302,851	303	4,761,588	4,010,737	(28,704)	(146,552)	(6,135,197)	2,608,727
Shares issued under stock-based compensation plans	2,614	3	2,110	—	—	—	—	2,113
Stock-based compensation expense	—	—	166,308	—	—	—	—	166,308
Temporary equity reclassification	—	—	79,495	—	—	—	—	79,495
Common stock issued under employee stock purchase plan	286	—	19,326	—	—	—	—	19,326
Stock repurchases, net	—	—	—	—	—	(7,384)	(574,956)	(574,956)
Restricted shares turned in for tax withholding	—	—	—	—	—	(975)	(80,040)	(80,040)
Accelerated stock repurchase program	—	—	(150,000)	—	—	(7,133)	(600,000)	(750,000)
Cumulative-effect adjustment from adoption of accounting standard on stock-based compensation	—	—	5,691	(5,303)	—	—	—	388
Distribution of the net assets of the GoTo Business	—	—	—	(475,231)	13,400	—	—	(461,831)
Other comprehensive income, net of tax	—	—	—	—	4,498			4,498
Other	—	—	(848)	—	—	—	—	(848)
Net loss	—	—	—	(20,719)	—	—	—	(20,719)
Balance at December 31, 2017	305,751	$306	$4,883,670	$3,509,484	$(10,806)	(162,044)	$(7,390,193)	$992,461

See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Operating Activities	(In thousands)
Net (loss) income	$(20,719)	$536,112	$319,361
Loss (income) from discontinued operations	42,704	(66,257)	(104,228)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and impairment of intangible assets	82,878	70,494	224,750
Depreciation and amortization of property and equipment	87,137	107,954	102,207
Amortization of debt discount and transaction costs	38,298	37,085	36,013
Stock-based compensation expense	165,120	152,739	128,262
Deferred income tax expense (benefit)	94,158	(21,654)	(85,235)
Excess tax benefit from stock-based compensation	—	(16,049)	(5,873)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(7,645)	5,189	13,815
Other non-cash items	11,924	8,618	6,767
Total adjustments to reconcile net (loss) income to net cash provided by operating activities	471,870	344,376	420,706
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(33,904)	(61,662)	(8,866)
Inventories	(2,545)	(4,133)	703
Prepaid expenses and other current assets	(18,327)	(12,077)	(10,257)
Other assets	2,116	(2,747)	(1,487)
Income taxes, net	318,795	42,431	48,675
Accounts payable	(7,238)	(16,365)	6,408
Accrued expenses and other current liabilities	34,886	22,650	49,662
Deferred revenues	174,426	142,381	102,330
Other liabilities	2,282	22,459	8,900
Total changes in operating assets and liabilities, net of the effects of acquisitions	470,491	132,937	196,068
Net cash provided by operating activities of continuing operations	964,346	947,168	831,907
Net cash (used in) provided by operating activities of discontinued operations	(56,070)	168,662	202,641
Net cash provided by operating activities	908,276	1,115,830	1,034,548
Investing Activities
Purchases of available-for-sale investments	(1,155,659)	(2,238,784)	(2,182,681)
Proceeds from sales of available-for-sale investments	775,135	1,294,636	1,745,290
Proceeds from maturities of available-for-sale investments	466,900	632,517	637,052
Purchases of property and equipment	(80,901)	(85,035)	(97,566)
Cash paid for acquisitions, net of cash acquired	(60,449)	(13,242)	(95,331)
Cash paid for licensing agreements and product related intangible assets	(7,379)	(25,940)	(10,795)
Other	2,323	1,181	5,209
Net cash (used in) provided by investing activities of continuing operations	(60,030)	(434,667)	1,178
Net cash used in investing activities of discontinued operations	(3,891)	(49,537)	(225,593)
Net cash used in investing activities	(63,921)	(484,204)	(224,415)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	2,114	41,247	112,285
Proceeds from revolving credit facility	165,000	—	95,000
Repayments on credit facility	(165,000)	—	(95,000)
Proceeds from 2027 notes, net of issuance costs	741,039	—	—
Repayment of acquired debt	(4,000)	—	(3,175)
Excess tax benefit from stock-based compensation	—	16,049	5,873
Stock repurchases, net	(1,174,957)	(28,689)	(755,704)
Accelerated stock repurchase program	(150,000)	—	—
Cash paid for tax withholding on vested stock awards	(80,040)	(66,638)	(46,336)
Transfer of cash to GoTo Business resulting from the separation	(28,523)	—	—
Net cash used in financing activities of continuing operations	(694,367)	(38,031)	(687,057)
Net cash used in financing activities of discontinued operations	—	—	(4,394)
Net cash used in financing activities	(694,367)	(38,031)	(691,451)
Effect of exchange rate changes on cash and cash equivalents	8,186	(5,157)	(10,313)
Change in cash and cash equivalents	158,174	588,438	108,369
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $120,861, $57,762 and $34,651, respectively	956,956	368,518	260,149
Cash and cash equivalents at end of period	1,115,130	956,956	368,518
Less cash of discontinued operations	—	(120,861)	(57,762)
Cash and cash equivalents at end of period	1,115,130	$836,095	$310,756
Supplemental Cash Flow Information
Cash paid for income taxes	$61,126	$64,361	$45,827
Cash paid for interest	$8,764	$7,847	$8,215
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND ORGANIZATION
Citrix Systems, Inc. ("Citrix" or the "Company"), is a Delaware corporation incorporated on April 17, 1989. Citrix delivers solutions to make applications secure and easy to access, anywhere, anytime and on any device or network.
Citrix markets and licenses its solutions through multiple channels worldwide, including selling through resellers and direct over the Web. Citrix's partner community comprises thousands of value-added resellers, or VARs known as Citrix Solution Advisors, value-added distributors, or VADs, systems integrators, or SIs, independent software vendors, or ISVs, original equipment manufacturers, or OEMs and Citrix Service Providers, or CSPs.
On January 31, 2017, the Company completed the spin-off of its GoTo family of service offerings (the “Spin-off”) and subsequent merger of that business with LogMeIn, Inc. ("LogMeIn") (the “Merger”) pursuant to a pro rata distribution to its stockholders of 100% of the shares of common stock of GetGo, Inc., or GetGo, its wholly-owned subsidiary. Pursuant to the transaction, the Company transferred its GoTo Business to GetGo, and after the close of business on January 31, 2017, the Company distributed approximately 26.9 million shares of GetGo common stock to the Company’s stockholders of record as of the close of business on January 20, 2017 (the “Record Date”). Immediately following the distribution, Lithium Merger Sub, Inc., a wholly-owned subsidiary of LogMeIn, merged with and into GetGo, with GetGo as the surviving corporation. In connection with the Merger, GetGo became a wholly-owned subsidiary of LogMeIn, and each share of GetGo common stock was converted into the right to receive one share of LogMeIn common stock. As a result of these transactions, the Company’s stockholders received approximately 26.9 million shares of LogMeIn common stock in the aggregate, or 0.171844291 of a share of LogMeIn common stock for each share of the Company’s common stock held of record by such stockholders on the Record Date. No fractional shares of LogMeIn were issued, and the Company’s stockholders instead received cash in lieu of any fractional shares.
The Company's revenues are derived from sales of its Workspace Services solutions, Networking products (formerly Delivery Networking), Content Collaboration offerings (formerly Data) and related License updates and maintenance and Professional services. Prior to the Spin-off, the Company also derived its revenues from sales of the GoTo Business, which were delivered as cloud-based SaaS, and included Communications Cloud and Workflow Cloud service offerings. Subsequent to the Spin-off, the Company determined that it has one reportable segment. The Company identified its segment using the “management approach” which designates the internal organization that is used by management for making operating decisions and assessing performance. See Note 12 for more information on the Company's segment.
In these consolidated financial statements, unless otherwise indicated, references to Citrix and the Company, refer to Citrix Systems, Inc. and its consolidated subsidiaries after giving effect to the Spin-off.
As a result of the Spin-off, the consolidated financial statements reflect the GoTo Business operations, assets and liabilities, and cash flows as discontinued operations for all periods presented. Refer to Note 3 for additional information regarding discontinued operations.
2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy
The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific and Japan ("APJ"). All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2017 and 2016 include marketable securities, which are primarily money market funds, commercial paper, agency, and government securities, municipal securities and corporate securities with initial or remaining contractual maturities when purchased of three months or less.
Available-for-sale Investments
Short-term and long-term investments at December 31, 2017 and 2016 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accounts Receivable
The Company’s accounts receivable are attributable primarily to direct sales to end customers via the Web and through value-added resellers, or VARs known as Citrix Solution Advisors, value-added distributors, or VADs, systems integrators, or SIs, independent software vendors, or ISVs, original equipment manufacturers, or OEMs and Citrix Service Providers, or CSPs. Collateral is generally not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments which includes both general and specific reserves. The Company periodically reviews these estimated allowances by conducting an analysis of the customer's payment history and credit worthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments. Based on this review, the Company specifically reserves for those accounts deemed uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts was $3.4 million and $3.9 million as of December 31, 2017 and 2016, respectively. If the financial condition of a significant customer were to deteriorate, the Company’s operating results could be adversely affected. As of December 31, 2017, one distributor, the Arrow Group, accounted for 14% of gross accounts receivable. At December 31, 2016, two distributors, the Arrow Group and Ingram Micro, accounted for 14% and 10% of gross accounts receivable, respectively.
Inventory
Inventories are stated at the lower of cost or net realizable value on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of December 31, 2017 and 2016.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer equipment and software; the lesser of the lease term or ten years for leasehold improvements, which is the estimated useful life; seven years for office equipment and furniture and the Company’s enterprise resource planning systems; and 40 years for buildings.
During 2017 and 2016, the Company retired $16.9 million and $118.0 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of the assets retired was not material and no material asset retirement obligations were associated with them.
Property and equipment consist of the following:

	December 31,
	2017	2016
	(In thousands)
Buildings	$76,152	$76,152
Computer equipment	176,140	170,252
Software	388,583	350,195
Equipment and furniture	73,700	71,182
Leasehold improvements	168,656	164,090
	883,231	831,871
Less: accumulated depreciation and amortization	(675,892)	(602,433)
Assets under construction	28,824	15,747
Land	16,769	16,769
Total	$252,932	$261,954

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. As part of its continued transformation, effective January 1, 2016, the Company reorganized a part of its business by creating a new Content Collaboration product grouping. In connection with this change, the Company performed an assessment of its goodwill reporting units and determined that the reorganization resulted in the identification of two goodwill reporting units (excluding the GoTo Business).
On January 31, 2017, the Company completed the Spin-off of the GoTo Business and $380.9 million of the goodwill attributable to the GoTo Business as of December 31, 2016 was distributed to GetGo. As a result of the Spin-off, the Company performed an assessment of the two remaining goodwill reporting units during the first quarter of fiscal year 2017 and determined that these goodwill reporting units remain unchanged. The Company performed a qualitative assessment in connection with its annual goodwill impairment test in the fourth quarter of 2017. As a result of the qualitative analysis, a quantitative impairment test was not deemed necessary. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment analysis completed during the fourth quarters of 2017 and 2016, respectively. See Note 4 for more information regarding the Company's acquisitions and Note 12 for more information regarding the Company's segments.
The following table presents the change in goodwill during 2017 and 2016 (in thousands):

	Balance at January 1, 2017	Additions		Other	Balance at December 31, 2017	Balance at January 1, 2016	Additions		Other		Balance at December 31, 2016
Goodwill	$1,585,893	$28,601	(1)	$—	$1,614,494	$1,585,621	$897	(2)	$(625)	(3)	$1,585,893

(1)	Amount relates to purchase price allocation of goodwill associated with the 2017 business combination. See Note 4 for more information regarding the Company's acquisitions.

(2)	Amount relates to purchase price allocation of goodwill associated with the 2016 business combination. See Note 4 for more information regarding the Company’s acquisitions.

(3)
Amount relates to goodwill associated with the sale of the Company’s CloudPlatform and CloudPortal Business Manager solutions and to adjustments to the preliminary purchase price allocation associated with 2015 acquisitions. See Note 4 for more information regarding the Company's acquisitions and divestitures.

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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consist of the following (in thousands):

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$663,004	$554,934	6.10
Other	222,923	189,041	6.49
Total	$885,927	$743,975	6.20

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$647,594	$520,746	6.12
Other	223,692	176,859	6.54
Total	$871,286	$697,605	6.23
Amortization and impairment of product related intangible assets, which consists primarily of product-related technologies and patents, was $65.7 million and $55.4 million for the year ended December 31, 2017 and 2016, respectively, and is classified as a component of Cost of net revenues in the accompanying consolidated statements of income. Amortization and impairment of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $17.2 million and $15.1 million for the year ended December 31, 2017 and 2016, respectively, and is classified as a component of Operating expenses in the accompanying consolidated statements of income.
The Company monitors its intangible assets for indicators of impairment. If the Company determines that impairment has occurred, it writes-down the intangible asset to its fair value. For certain intangible assets where the unamortized balances exceed the undiscounted future net cash flow, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. During the year ended December 31, 2017, the Company tested certain intangible assets for recoverability and, as a result, identified certain definite-lived intangible assets, primarily developed technology, that were impaired and recorded non-cash impairment charges of $18.0 million to write down the intangible assets to their estimated fair value of $1.6 million. Of the impairment charge, $15.5 million is included in Impairment of product related intangible assets and $2.5 million is included in Impairment of other intangible assets in the accompanying consolidated statements of income. These non-recurring fair value measurements were categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Key assumptions used in the valuation include forecasts of revenue and expenses over an extended period of time, customer retention rates, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change; therefore, further disruptions in the business could potentially result in additional amounts becoming impaired.
During the year ended December 31, 2015, the Company tested certain intangible assets for recoverability due to changes in facts and circumstances associated with the shift in strategic focus and reduced profitability expectations. As a result, due to disruptions in the business as a result of the announced plan to explore strategic alternatives, the Company identified certain definite-lived intangible assets, primarily customer relationships from the acquisition of ByteMobile, that were impaired and recorded non-cash impairment charges of $123.0 million to write down the intangible assets to their estimated fair value of $26.8 million. Of the impairment charge, $67.1 million is included in Impairment of other intangible assets and $55.9 million is included in Impairment of product related intangible assets in the accompanying consolidated statements of income. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Key assumptions used in the valuation include forecasts of revenue and expenses over an extended period of time, customer retention rates, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change; therefore, further disruptions in the business could potentially result in additional amounts becoming impaired.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense of intangible assets with finite lives as of December 31, 2017 is as follows (in thousands):

Year ending December 31,
2018	$54,486
2019	35,213
2020	23,050
2021	9,061
2022	7,210
Thereafter	12,932
Total	$141,952
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
Internal Use Software
In accordance with the authoritative guidance, the Company capitalizes external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software. The amount of costs capitalized during the years ended 2017 and 2016 relating to internal use software was $41.5 million and $29.2 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three to seven years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internal use software was approximately $27.3 million, $37.8 million and $36.1 million, during the years ended December 31, 2017, 2016 and 2015, respectively.
The Company capitalized costs related to internally developed computer software to be sold as a service related to its Content Collaboration offerings, incurred during the application development stage, of $15.2 million and $18.2 million, during the years ended December 31, 2017 and 2016, respectively, and is amortizing these costs over the expected lives of the related services, which is generally two years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internally developed computer software to be sold as a service was approximately $18.5 million, $16.8 million and $9.2 million, during the years ended December 31, 2017, 2016 and 2015, respectively.
Revenue Recognition
Net revenues include the following categories: Product and licenses, SaaS, License updates and maintenance and Professional services. Product and licenses revenues primarily represent fees related to the licensing of the Company’s software and sales of hardware appliances. These revenues are reflected net of sales allowances, cooperative advertising agreements, partner incentive programs and provisions for returns. SaaS revenues consist primarily of fees related to online service agreements, which are recognized ratably over the contract term. Should the Company charge set-up fees, they would be recognized ratably over the contract term or the expected customer life, whichever is longer. License updates and maintenance revenues consist of fees related to maintenance and support, which include technical support and hardware and software maintenance. Maintenance and support fees are recognized ratably over the term of the contract, which is typically 12 to 24 months. The Company capitalizes certain third-party commissions related to maintenance and support renewals. The capitalized commissions are amortized to Sales, marketing and services expense at the time the related deferred revenue is recognized as revenue. Hardware and software maintenance and support contracts are typically sold separately. Hardware maintenance includes technical support, the latest software upgrades when and if they become available, and replacement of malfunctioning appliances. Dedicated account management is available as an add-on to the program for a higher level of service. Software maintenance, including the new Customer Success Services, includes unlimited technical support, immediate access to software upgrades, enhancements and maintenance releases when and if they become available during the term of the contract and configuration and installation support along with acceleration and automation tools. Professional services revenues are comprised of fees from consulting services related to the implementation of the Company’s solutions and fees from product training and certification, which are recognized as the services are provided.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes revenue when it is earned and when all of the following criteria are met: (1) persuasive evidence of the arrangement exists; (2) delivery has occurred or the service has been provided and the Company has no remaining obligations; (3) the fee is fixed or determinable; and (4) collectability is probable.
The majority of the Company’s product and license revenue consists of revenue from the sale of software solutions. Software sales generally include a perpetual license to the Company’s software and are subject to the industry specific software revenue recognition guidance. In accordance with this guidance, the Company allocates revenue to license updates related to its stand-alone software and any other undelivered elements of the arrangement based on vendor specific objective evidence (“VSOE”) of fair value of each element and such amounts are deferred until the applicable delivery criteria and other revenue recognition criteria described above have been met. The balance of the revenues, net of any discounts inherent in the arrangement, is recognized at the outset of the arrangement using the residual method as the product licenses are delivered. If management cannot objectively determine the fair value of each undelivered element based on VSOE of fair value, revenue recognition is deferred until all elements are delivered, all services have been performed, or until fair value can be objectively determined.
For hardware appliance and software transactions, the arrangement consideration is allocated to stand-alone software deliverables as a group and the non-software deliverables based on the relative selling prices using the selling price hierarchy in the revenue recognition guidance. The selling price hierarchy for a deliverable is based on its VSOE if available, third-party evidence of selling price ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonable range based on historical discounting trends for specific solutions and services. TPE of selling price is established by evaluating competitor products or services in stand-alone sales to similarly situated customers. However, as the Company’s solutions contain a significant element of proprietary technology and its solutions offer substantially different features and functionality, the comparable pricing of solutions with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, the Company is not typically able to determine TPE. The estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels and competitor pricing strategies.
The CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.
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
The Company’s SaaS offerings are considered hosted service arrangements per the authoritative guidance.
In the normal course of business, the Company is not obligated to accept product returns from its distributors under any conditions, unless the product item is defective in manufacture. The Company establishes provisions for estimated returns, as well as other sales allowances, concurrently with the recognition of revenue. The provisions are established based upon consideration of a variety of factors, including, among other things, recent and historical return rates for both specific products and distributors and the impact of any new product releases and projected economic conditions. Product returns are provided for in the consolidated financial statements and have historically been within management’s expectations. Allowances for estimated product returns amounted to approximately $1.2 million and $2.0 million at December 31, 2017 and December 31, 2016, respectively. The Company also records estimated reductions to revenue for customer programs and incentive offerings including volume-based incentives. The Company could take actions to increase its customer incentive offerings, which could result in an incremental reduction to revenue at the time the incentive is offered.
Product Concentration
The Company derives a substantial portion of its revenues from its Workspace Services solutions, which include its XenDesktop and XenApp solutions and related services, and anticipates that these solutions and future derivative solutions and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for its Workspace Services solutions and other solutions, whether as a result of general economic conditions, the delay or reduction in technology purchases, new competitive product releases, price competition, and lack of success of its strategic partners, technological change or other factors. Additionally, the Company's Networking products generate revenues from a limited number of customers. As a result, if the Networking product grouping loses certain customers

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or one or more such customers significantly decreases its orders, the Company's business, results of operations and financial condition could be adversely affected.
Cost of Net Revenues
Cost of product and license revenues consists primarily of hardware, royalties, product media and duplication, manuals, shipping expense, and packaging materials. In addition, the Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its solutions or in the development of future solutions in exchange for the payment of fixed fees or amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one to five years, and generally include renewal options. However, some agreements are perpetual unless expressly terminated. Royalties and other costs related to these agreements are also included in Cost of net revenues.
Cost of services and maintenance revenues consists primarily of compensation and other personnel-related costs of providing technical support, consulting, cloud capacity costs, as well as the costs related to providing our SaaS offerings. Also included in Cost of net revenues is amortization and impairment of product related intangible assets.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency, including U.S. dollars. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange. As a result of the Spin-off, accumulated net translation adjustments associated with the GoTo Business recorded in Accumulated other comprehensive loss of $13.4 million were reclassified to Retained earnings during the year ended December 31, 2017. See Note 3 for additional information regarding discontinued operations.
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
The Company had accrued $13.2 million and $13.2 million for these pension liabilities at December 31, 2017 and 2016, respectively. Expenses for the programs for 2017, 2016 and 2015 amounted to $2.6 million, $2.5 million and $3.8 million, respectively.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs
The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its solutions. The Company also has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Company solutions. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenses. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising were approximately $85.6 million, $72.8 million and $70.7 million, during the years ended December 31, 2017, 2016 and 2015, respectively.
Income Taxes
The Company and one or more of its subsidiaries is subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. The Company is currently not subject to a U.S. federal income tax examination. With few exceptions, the Company is no longer subject to U.S., federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2014.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the provision for doubtful accounts receivable, the provision to reduce obsolete or excess inventory to net realizable value, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill in the event of an acquisition, net realizable value of product related and other intangible assets, the fair value of convertible senior notes, the provision for lease losses, the provision for income taxes and the amortization and depreciation periods for intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.
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
Earnings per Share
Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the vesting or exercise of stock awards (calculated using the treasury stock method) during the period they

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were outstanding and potential dilutive common shares from the conversion spread on the Company’s Convertible Notes. Certain shares under the Company’s stock-based compensation programs were excluded from the computation of diluted earnings per share due to their anti-dilutive effect for the respective periods in which they were outstanding. Additionally, the computation of diluted earnings per share does not include common stock issuable upon the exercise of the Company's warrants because the effect would have been anti-dilutive. The reconciliation of the numerator and denominator of the earnings per share calculation is presented in Note 15.
Reclassifications
Certain reclassifications of the prior years' amounts have been made to conform to the current year's presentation.
3. DISCONTINUED OPERATIONS
On January 31, 2017, the Company completed the Spin-off of the GoTo Business. Refer to Note 1 for additional information regarding the Spin-off. The financial results of the GoTo Business are presented as (Loss) income from discontinued operations, net of income tax expense in the consolidated statements of income. The following table presents the financial results of the GoTo Business through the date of the Spin-off for the indicated periods and do not include corporate overhead allocations:
Major classes of line items constituting (Loss) Income from discontinued operations related to the GoTo Business:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net revenues	$58,215	$682,185	$629,440
Cost of net revenues	15,456	154,652	140,324
Gross margin	42,759	527,533	489,116
Operating expenses:
Research and development	9,108	93,892	83,018
Sales, marketing and services	20,881	209,475	189,560
General and administrative	7,636	63,270	50,068
Amortization of other intangible assets	1,176	14,097	11,254
Restructuring	3,189	3,721	1,750
Separation	40,573	54,084	6,173
Total operating expenses	82,563	438,539	341,823
(Loss) income from discontinued operations before income taxes	(39,804)	88,994	147,293
Income tax expense	2,900	22,737	43,065
(Loss) income from discontinued operations, net of income tax	$(42,704)	$66,257	$104,228
The Company incurred significant costs in connection with the separation of its GoTo Business, which were primarily included in discontinued operations. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation of the GoTo Business. During the years ended December 31, 2017, 2016 and 2015, the Company incurred $0.5 million, $2.5 million and $0.2 million of separation costs in continuing operations, which are included in General and administrative expense in the accompanying consolidated statements of income.
The assets and liabilities of the GoTo Business have been classified as discontinued operations as of December 31, 2016.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Carrying amounts of major classes of assets and liabilities included as part of discontinued operations related to the GoTo Business:

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
As a result of the Spin-off, the Company recorded a $475.2 million reduction in retained earnings which included net assets of $461.8 million as of January 31, 2017. Of this amount, $28.5 million represents cash transferred to the GoTo Business, with the remainder considered a non-cash activity in the consolidated statements of cash flows. The Spin-off also resulted in a reduction of Accumulated other comprehensive loss associated with foreign currency translation adjustments of $13.4 million, which was reclassified to Retained earnings.
Citrix and GetGo entered into several agreements in connection with the Spin-off, including a transition services agreement ("TSA"), separation and distribution agreement, tax matters agreement, intellectual property matters agreement, and an employee matters agreement. Pursuant to the TSA, Citrix, GetGo and their respective subsidiaries are providing various services to each other on an interim, transitional basis. Services being provided by Citrix include, among others, finance, information technology and certain other administrative services. The services generally commenced on February 1, 2017 and terminated on February 1, 2018. Billings by Citrix under the TSA were not material during the year ended December 31, 2017.
4. ACQUISITIONS AND DIVESTITURES
2017 Business Combination
On January 3, 2017, the Company acquired all of the issued and outstanding securities of Unidesk Corporation (“Unidesk” or the “2017 Business Combination"). Citrix acquired Unidesk to enhance its application management and delivery offerings. The total cash consideration for this transaction was $60.4 million, net of $2.7 million of cash acquired. Transaction costs associated with the acquisition were not significant.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Accounting for the 2017 Business Combination
The purchase price for Unidesk was allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Unidesk
	Purchase Price Allocation	Asset Life
Current assets	$5,321
Property and equipment	131
Intangible assets	39,470	4 years
Goodwill	28,601	Indefinite
Deferred taxes	1,364
Other assets	90
Assets acquired	74,977
Other current liabilities assumed	2,290
Current portion of deferred revenues	3,042
Long term portion of deferred revenues	2,412
Long-term liabilities assumed	4,086
Net assets acquired	$63,147
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
2016 Business Combination
On September 7, 2016, the Company acquired all of the issued and outstanding securities of a privately held company. The acquisition provides a software solution that cuts the cost of desktop and application virtualization and delivers workspace performance by accelerating desktop logon and application response times for any Microsoft Windows-based environment. The total cash consideration for this transaction was approximately $11.5 million, net of $0.8 million cash acquired. Transaction costs associated with the acquisition were not significant. The assets related to this acquisition primarily include $8.2 million of product technology identifiable intangible assets with a 4 year life and goodwill of $4.7 million.
2016 Asset Acquisition
On January 8, 2016, the Company acquired certain monitoring technology assets from a privately-held company for total cash consideration of $23.6 million. The acquisition provides a monitoring solution for Citrix's solutions as it relates to Microsoft Windows applications and desktop delivery. The identifiable intangible assets acquired related primarily to product technologies.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 Divestiture
On February 29, 2016, the Company sold its CloudPlatform and CloudPortal Business Manager solutions to Persistent Telecom Solutions, Inc. The agreement included contingent consideration in the form of an earnout provision based on revenue for a period of five years following the closing date. Any income associated with the contingent consideration will be recognized if the earnout provisions are met. No earnout provisions were met during the years ended December 31, 2017 and December 31, 2016. Therefore, no income was recognized during the years ended December 31, 2017 and 2016, respectively.
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	December 31, 2017				December 31, 2016
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$441,315	$509	$(2,760)	$439,064	$411,963	$699	$(1,169)	$411,493
Corporate securities	810,444	268	(3,020)	807,692	842,887	193	(2,114)	840,966
Municipal securities	3,965	2	(2)	3,965	9,989	3	(4)	9,988
Government securities	367,595	44	(1,516)	366,123	445,083	135	(600)	444,618
Total	$1,623,319	$823	$(7,298)	$1,616,844	$1,709,922	$1,030	$(3,887)	$1,707,065
The change in net unrealized (losses) gains on available-for-sale securities recorded in Other comprehensive income (loss) includes unrealized (losses) gains that arose from changes in market value of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales, as well as prepayments of available-for-sale investments purchased at a premium. See Note 16 for more information related to comprehensive income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2017 were approximately six months and two years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the years ended December 31, 2017 and 2016, the Company had realized gains on the sales of available-for-sale investments of $0.8 million and $1.7 million, respectively. For the years ended December 31, 2017 and 2016, the Company had realized losses on available-for-sale investments of $0.5 million and $0.5 million, respectively, primarily related to sales of these investments during the period. All realized gains and losses related to the sales of available-for-sale investments are included in Other income (expense), net, in the accompanying consolidated statements of income.
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
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $7.3 million and $3.9 million as of December 31, 2017 and 2016, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Cost Method Investments
The Company held direct investments in privately-held companies of approximately $18.6 million and $19.2 million as of December 31, 2017 and 2016, respectively, which are accounted for based on the cost method and are included in Other assets in the accompanying consolidated balance sheets. The Company periodically reviews these investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. The Company determined that certain cost method investments were impaired during 2017, 2016 and 2015 and recorded

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a total charge of $1.4 million, $1.1 million, and $3.3 million, respectively, which is included in Other income (expense), net in the accompanying consolidated statements of income. During 2017, 2016 and 2015, certain companies in which the Company held direct investments were acquired by third parties and as a result of these sales transactions the Company recorded gains of $2.6 million, $1.7 million and $8.7 million, respectively, which was included in Other income (expense), net in the accompanying consolidated statements of income. See Note 6 for more information.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$556,520	$556,520	$—	$—
Money market funds	555,826	555,826	—	—
Corporate securities	2,784	—	2,784	—
Available-for-sale securities:
Agency securities	439,064	—	439,064	—
Corporate securities	807,692	—	807,299	393
Municipal securities	3,965	—	3,965	—
Government securities	366,123	—	366,123	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,498	—	2,498	—
Total assets	$2,734,472	$1,112,346	$1,621,733	$393
Accrued expenses and other current liabilities:
Foreign currency derivatives	814	—	814	—
Total liabilities	$814	$—	$814	$—

	As of December 31, 2016	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$528,637	$528,637	$—	$—
Money market funds	224,765	224,765	—	—
Corporate securities	82,693	—	82,693	—
Available-for-sale securities:
Agency securities	411,493	—	411,493	—
Corporate securities	840,966	—	839,968	998
Municipal securities	9,988	—	9,988	—
Government securities	444,618	—	444,618	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,506	—	2,506	—
Total assets	$2,545,666	$753,402	$1,791,266	$998
Accrued expenses and other current liabilities:
Foreign currency derivatives	4,435	—	4,435	—
Total liabilities	$4,435	$—	$4,435	$—
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During 2017, certain cost method investments with a combined carrying value of $2.6 million were determined to be impaired and written down to their fair values of $1.2 million, resulting in impairment charges of $1.4 million. During 2016, certain cost method investments with a combined carrying value of $1.2 million were determined to be impaired and have been written down to their fair values of $0.1 million resulting in impairment charges of $1.1 million. The impairment charges are included in Other income (expense), net in the accompanying consolidated statements of income for the years ended December 31, 2017 and 2016. In determining the fair values of cost method investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates. The fair value of the cost method investments represent a Level 3 valuation as the assumptions used in valuing these investments were not directly or indirectly observable. See Note 5 for more information regarding cost method investments.
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
On November 15, 2017, the Company issued $750.0 million of unsecured senior notes due December 1, 2027 (the "2027 Notes"). As of December 31, 2017, the fair value of the 2027 Notes and Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the year ended December 31, 2017, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
2027 Notes	$764,325	$741,150
Convertible Senior Notes	$1,868,944	$1,386,324
See Note 13 for more information on the 2027 Notes and Convertible Notes.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consist of the following:

	December 31,
	2017	2016
	(In thousands)
Accrued compensation and employee benefits	$161,049	$143,666
Other accrued expenses	116,630	113,133
Total	$277,679	$256,799
8. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2017, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was approved at the Company's Annual Meeting of Stockholders on June 22, 2017. In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the terms and conditions of such plans, as applicable. The Company’s superseded stock plans with outstanding awards include the Amended and Restated 2005 Equity Incentive Plan ("2005 Plan").
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. SARs and ISOs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 46,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s 2014 Plan or the 2005 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) are added to its shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of December 31, 2017, there were 28,197,138 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans, including authorization under its 2014 Plan to grant stock-based awards covering 23,521,681 shares of common stock. In connection with the completion of the Spin-off, these awards were modified as described below.
In December 2014, the Company’s Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company’s Annual Meeting of Stockholders held on May 28, 2015. Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of December 31, 2017, 1,260,420 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plans of $10.0 million, $7.5 million and $6.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Company used the Black-Scholes model to estimate the fair value of the 2015 ESPP awards with the following weighted-average assumptions:

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Expected volatility factor	0.27 - 0.29	0.27 - 0.41	0.35
Risk free interest rate	0.60% - 1.12%	0.25% - 0.42%	0.25%
Expected dividend yield	0%	0%	0%
Expected life (in years)	0.5	0.5	0.5

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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
The opening prices of the performance units granted in 2015 and 2016 were adjusted to reflect the value of the shares of LogMeIn stock distributed to the Company's stockholders as a result of the Spin-off. These adjustments resulted in $6.5 million in incremental compensation expense to be recognized over the remaining vesting life of the underlying awards.

Expense Information
As required by the authoritative guidance prior to January 1, 2017, the Company estimated forfeitures of stock awards and recognized compensation costs only for those awards expected to vest. Forfeiture rates were determined based on historical experience. The Company also considered whether there had been any significant changes in facts and circumstances that would affect its forfeiture rate quarterly. Estimated forfeitures were adjusted to actual forfeiture experience as needed. Subsequent to January 1, 2017, in connection with the adoption of an accounting standard update, the Company made a policy election to account for forfeitures as they occur rather than on an estimated basis. See Note 18 for additional information on recent accounting pronouncements.
The Company recorded stock-based compensation costs, related deferred tax assets and tax benefits of $165.1 million, $46.1 million and $72.9 million, respectively, in 2017, $152.7 million, $53.5 million and $64.7 million, respectively, in 2016 and $128.3 million, $40.2 million and $50.5 million, respectively, in 2015.
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	2017	2016	2015
Cost of services and maintenance revenues	$4,281	$2,179	$1,924
Research and development	47,291	38,578	38,910
Sales, marketing and services	55,173	48,514	45,041
General and administrative	58,375	63,468	42,387
Total	$165,120	$152,739	$128,262
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In March 2015, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 393,464 non-vested stock units that vest based on certain target market performance and service conditions. The number of non-vested stock units underlying each award will be determined within sixty days of the calendar year following the end of a three-year performance period ending December 31, 2017. The attainment level under the award will be based on the Company's total return to stockholders over the performance period compared to the return on the Nasdaq Composite Total Return Index (the "XCMP"). If the Company's return is positive and meets or exceeds the indexed return, the number of non-vested stock units earned will be based on interpolation, with the maximum number of non-vested stock units earned pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement if the Company's return exceeds the indexed return by 40% or more. If the Company's return over the performance period is positive but underperforms the index, a number of non-vested stock units will be issued, below the target award, based on interpolation; however, no non-vested stock units will be issued if the Company's return underperforms the index by more than 20% over the performance period. In the event the Company's return to stockholders is negative but still meets or exceeds the indexed return, only 75% of the target award shall be issued. If the awardee is not employed by the Company at the end of the performance period; the extent to which the awardee will vest in the award, if at all, is dependent upon the timing and character of the termination as provided in the award agreement. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company's common stock. The performance metric under the March 2015 award was met, therefore awards vested as of December 31, 2017.
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

	March 2017 Grant	March 2016 Grant	January 2016 Grant	March 2015 Grant
Expected volatility factor	0.27 - 0.32	0.29 - 0.39	0.29 - 0.37	0.14 - 0.29
Risk free interest rate	1.48%	0.91%	1.10%	0.85%
Expected dividend yield	0%	0%	0%	0%
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the March 2015 grant, the range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the XCMP. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and the XCMP in order to model the stock price movements. The volatilities used were calculated over the most recent 2.76 year period, which is commensurate with the awards' performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model. The estimated fair value of each award as of the date of grant was $61.01 for the March 2015 grant.
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
Company Performance Stock Units
On August 1, 2017, the Company awarded certain senior level employees non-vested performance stock units granted under the 2014 Plan. The number of non-vested stock units underlying each award will be determined within sixty days of the calendar year following completion of the performance period ending December 31, 2019 and will be based on achievement of specific corporate financial performance goals related to non-GAAP net operating margin and cloud bookings targets that are expected to be defined in the first quarter of 2018. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the base number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. Since the non-GAAP net operating margin and cloud bookings targets have not been determined yet, the awards are not considered outstanding for GAAP purposes as the Company and the employees have not reached a mutual understanding of the key terms and conditions of the award. Therefore, no compensation expense has been recorded to date on these awards. Compensation expense will begin once the targets are set and will be recorded through the end of the performance period on December 31, 2019 if it is deemed probable that the targets will be met.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's non-vested stock unit activity for the year ended December 31, 2017:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock units at December 31, 2016	4,391,836	$70.67
Granted	3,155,701	86.41
Vested	(2,259,454)	66.39
Forfeited	(1,592,566)	55.42
Adjustment due to the Spin-Off of the GoTo Business	927,029	5.57
Non-vested stock units at December 31, 2017	4,622,546	82.83
For the years ended December 31, 2017, 2016 and 2015, the Company recognized stock-based compensation expense of $149.8 million, $135.7 million and $117.9 million, respectively, related to non-vested stock units. The fair value of the non-vested stock units released in 2017, 2016, and 2015 was $150.0 million, $163.8 million and $132.9 million, respectively. As of December 31, 2017, there was $245.5 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.75 years.
Benefit Plan
The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute up to 90% of their annual eligible earnings to the plan on a pretax and after-tax basis, including Roth contributions, limited to an annual maximum amount as set periodically by the IRS. The Company, at its discretion, may contribute up to $0.50 for each dollar of employee contribution. The Company’s total matching contribution to an employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $13.7 million, $14.0 million and $12.1 million in 2017, 2016 and 2015, respectively. Prior to June 2015, the Company’s contributions vested over a four-year period at 25% per year. Effective in June 2015, all matching contributions vest immediately.
9. CAPITAL STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $8.5 billion, of which $500.0 million was approved in January 2017 and an additional $1.7 billion was approved in November 2017. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At December 31, 2017, approximately $1.43 billion was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes offering, as well as proceeds from employee stock option exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the year ended December 31, 2017, the Company expended approximately $575.0 million on open market purchases under the stock repurchase program, repurchasing 7,384,368 shares of outstanding common stock at an average price of $77.86.

In addition to the repurchases described above, the Company used the net proceeds from the 2027 Notes offering to repurchase an aggregate of approximately $750.0 million of shares of its common stock as authorized under the Company's share repurchase program. The Company paid $750.0 million to Citibank N.A. (the "ASR Counterparty") under the Accelerated Share Repurchase ("ASR") agreement and received approximately 7.1 million shares of its common stock from the ASR Counterparty, which represents 80 percent of the shares pursuant to the ASR agreement. The total number of shares of common stock that the Company will repurchase under the ASR agreement will be based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR agreement, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or make a cash payment to the ASR Counterparty. Final settlement of the ASR agreement was completed in January 2018 and the Company received delivery of 1,371,495 additional shares of its common stock.

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
Shares for Tax Withholding
During the years ended December 31, 2017, 2016 and 2015, the Company withheld 974,501 shares, 830,155 shares and 679,694 shares, respectively, from equity awards that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of equity awards was $80.0 million, $66.6 million and $46.3 million, for 2017, 2016 and 2015, respectively. These shares are reflected as treasury stock in the Company's consolidated balance sheets and the related cash outlays do not reduce the Company's total stock repurchase authority.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. No shares of such preferred stock were issued and outstanding at December 31, 2017 or 2016.
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
Rental expense for the year ended December 31, 2017 totaled approximately $64.3 million, of which $9.7 million related to charges for the consolidation of leased facilities related to restructuring activities. Rental expense for the year ended December 31, 2016 totaled approximately $84.6 million, of which $28.9 million related to charges for the consolidation of leased facilities related to restructuring activities. Rental expense for the year ended December 31, 2015 totaled approximately $89.9 million, of which $22.1 million related to charges for the consolidation of leased facilities related to restructuring activities. Sublease income for the years ended December 31, 2017, 2016 and 2015 was approximately $0.2 million, $0.2 million and $0.2 million, respectively. Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, are as follows:

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31,
2018	$56,736	$204
2019	53,288	—
2020	44,789	—
2021	37,341	—
2022	33,547	—
Thereafter	114,333	—
Total	$340,034	$204
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2017, the Company's liabilities for loss on lease obligations total approximately $38.7 million, of which approximately $34.9 million relates to the Company's Santa Clara office. The calculation of these liabilities requires judgment in estimating the timing of securing subleases for the vacant space, as well as the terms of possible subleases, including the length of the sublease periods, sublease rentals, rent concessions and other tenant incentives. While the Company believes that the assumptions used in the calculation of these liabilities are reasonable, due to the inherent uncertainties related to such assumptions, there can be no assurance that the Company will be able to secure such subleases within the timing assumed in its calculations, or at all, and with terms consistent with the assumptions used. In the Company's Santa Clara office, if the price per square foot assumption were to change by $0.50 or approximately 18%, it would impact the estimate of sublease rentals, which would result in a change of $5.6 million to the liabilities for loss on lease obligation.
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
Due to the nature of the Company's business, the Company is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries alleging infringement by various Company solutions and services. The Company believes that it has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, it is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, the Company believes that it is not reasonably possible that the ultimate outcomes will materially and adversely affect its business, financial position, results of operations or cash flows.
Guarantees
The authoritative guidance requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of the authoritative guidance, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has not made material payments pursuant to these provisions as of December 31, 2017. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.
Purchase Obligations
The Company has agreements with suppliers to purchase inventory and estimates its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2018 to be approximately $6.3 million. The Company also has contingent obligations to purchase inventory for the fiscal year ended December 31, 2018 of approximately $19.4 million. The Company does not have any purchase obligations beyond December 31, 2018.
11. INCOME TAXES
On December 22, 2017, President Donald Trump signed the Tax Cuts and Jobs Act (the “2017 Tax Act”) into law effective January 1, 2018. The 2017 Tax Act significantly revised the U.S. tax code by, in part but not limited to: reducing the U.S.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

corporate maximum tax rate from 35% to 21%, imposing a mandatory one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, modifying executive compensation deduction limitations, and repealing the deduction for domestic production activities. Under Accounting Standards Codification 740, Income Taxes, the Company must recognize the effects of tax law changes in the period in which the new legislation is enacted.
The SEC staff acknowledged the challenges companies face incorporating the effects of the 2017 Tax Act by their financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. As of December 31, 2017, the Company recorded a provisional income tax charge of $64.8 million for the re-measurement of its U.S. deferred tax assets and liabilities because of the federal corporate tax rate reduction from 35% to 21%. The Company recorded a provisional income tax charge of $364.6 million for the transition tax on deemed repatriation of deferred foreign income. The Company also provisionally accounted for the modified executive compensation deduction limitations pursuant to the 2017 Tax Act as of December 31, 2017.

The Company considers the accounting of the transition tax, deferred tax re-measurements and its ongoing analysis of final year-end data and tax positions to be estimates. The provisional amounts recorded are based on the Company’s current interpretation and understanding of the 2017 Tax Act and may change as the Company receives additional clarification and implementation guidance and finalizes their analysis of all impacts and positions with regard to the 2017 Tax Act. The Company will continue to gather and evaluate the data and guidance to refine the income tax impact of the 2017 Tax Act. Pursuant to SAB 118, the Company will complete the accounting for the tax effects of all of the provisions of the 2017 Tax Act within the required measurement period not to extend beyond one year from the enactment date.
The United States and foreign components of income before income taxes are as follows:

	2017	2016	2015
	(In thousands)
United States	$78,897	$59,344	$(135,978)
Foreign	471,449	468,426	300,562
Total	$550,346	$527,770	$164,584
The components of the provision for income taxes are as follows:

	2017	2016	2015
	(In thousands)
Current:
Federal	$374,602	$18,832	$(12,450)
Foreign	56,526	52,978	40,613
State	3,075	7,759	6,523
Total current	434,203	79,569	34,686
Deferred:
Federal	52,842	(7,688)	(69,104)
Foreign	(5,468)	(3,139)	(2,991)
State	46,784	(10,827)	(13,140)
Total deferred	94,158	(21,654)	(85,235)
Total provision	$528,361	$57,915	$(50,549)
The following table presents the breakdown of net deferred tax assets:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets	$152,362	$233,900
Deferred tax liabilities	(237)	(1,472)
Total net deferred tax assets	$152,125	$232,428

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Accruals and reserves	$30,317	$41,094
Deferred revenue	65,016	95,969
Tax credits	80,772	50,072
Net operating losses	36,674	41,986
Stock based compensation	21,714	34,349
Transaction costs	—	557
Depreciation and amortization	4,939	1,933
Other	—	267
Valuation allowance	(76,789)	(14,156)
Total deferred tax assets	162,643	252,071
Deferred tax liabilities:
Acquired technology	(2,882)	(8,524)
Prepaid expenses	(7,414)	(11,119)
Other	(222)	—
Total deferred tax liabilities	(10,518)	(19,643)
Total net deferred tax assets	$152,125	$232,428
The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2017, the Company determined a $76.8 million valuation allowance was necessary, which relates to deferred tax assets for net operating losses and tax credits that may not be realized.
At December 31, 2017, the Company retained $135.9 million of remaining net operating loss carry forwards in the United States from acquisitions. The utilization of these net operating loss carry forwards are limited in any one year pursuant to Internal Revenue Code Section 382 and may begin to expire in 2018. At December 31, 2017, the Company held $47.2 million of remaining net operating loss carry forwards in foreign jurisdictions that do not expire. At December 31, 2017, the Company held $108.6 million of federal and state research and development tax credit carry forwards in the United States, a portion of which may begin to expire in 2018.
A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory taxes	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.1	0.8	(1.0)
Foreign operations	(20.0)	(21.6)	(41.1)
Permanent differences	2.6	3.2	13.9
The 2017 Tax Act - tax rate impact on deferred taxes	11.8	—	—
The 2017 Tax Act - transition tax	66.3	—	—
Change in valuation allowance reserve	8.8	—	—
Change in deferred tax liability related to acquired intangibles	0.3	(0.8)	(12.6)
Tax credits	(7.6)	(7.9)	(20.7)
Stock-based compensation	(3.6)	0.3	0.8
Change in accruals for uncertain tax positions	0.3	2.2	(5.9)
Other	—	(0.2)	0.9
	96.0%	11.0%	(30.7)%

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate generally differs from the U.S. federal statutory rate primarily due to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland.
The Company's effective tax rate was approximately 96.0% and 11.0% for the year ended December 31, 2017 and 2016, respectively. The increase in the effective tax rate when comparing the year ended December 31, 2017 to the year ended December 31, 2016 was primarily due to accounting for the estimated tax impact of the 2017 Tax Act and the separation of the GoTo Business. Specifically, the Company recorded a $364.6 million provisional income tax charge for the transition tax on deemed repatriation of deferred foreign income, and a $64.8 million provisional income tax charge for the re-measurement of U.S. deferred tax assets and liabilities because of the maximum U.S. federal corporate rate reduction from 35% to 21%. The Company also recorded a $48.6 million income tax charge to establish a valuation allowance primarily due to a change in expectation of realizability of state R&D credits arising from the separation of the GoTo Business. These charges were marginally offset by a $22.0 million tax benefit due to the adoption of an accounting standard update requiring recognition of income tax effects related to stock based compensation when the awards vest or settle.
The increase in the effective tax rate when comparing the year ended December 31, 2016 to the year ended December 31, 2015 was primarily due to change in the combination of income between the Company’s U.S. and foreign operations, the impact of discrete tax benefits related to the extension of the 2015 federal research and development tax credit and the impact of settling the Internal Revenue Service (“IRS”) examination for tax years 2011 and 2012 that closed during 2015. Specifically, during the quarter ended June 30, 2015, the IRS concluded its field examination, finalized tax adjustments primarily related to transfer pricing and the research and development tax credit, and formally closed the audit for the 2011 and 2012 tax years. Subsequently, during 2015 the Company recognized a net tax benefit of $20.3 million related to the IRS examination settlement.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017 and 2016 is as follows (in thousands):

Balance at January 1, 2016	$54,621
Additions based on tax positions related to the current year	11,588
Additions for tax positions of prior years	4,759
Reductions related to the expiration of statutes of limitations	(1,167)
Balance at December 31, 2016	69,801
Additions based on tax positions related to the current year	$9,293
Additions for tax positions of prior years	7,656
Reductions related to audit settlements	(137)
Reductions related to the expiration of statutes of limitations	(8,764)
Balance at December 31, 2017	$77,849
As of December 31, 2017, unrecognized tax benefits of $31.6 million were offset against long-term deferred tax assets. All amounts included in this balance affect the annual effective tax rate. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. For the year ended December 31, 2017, the Company accrued $2.7 million for the payment of interest.
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is currently no longer subject to U.S. federal income tax examination. With few exceptions, the Company is generally not under examination for state and local income tax, or non-U.S. jurisdictions by tax authorities for years prior to 2014.
12. SEGMENT INFORMATION
On January 31, 2017, Citrix completed the Spin-off of the GoTo Business. As a result, the Company re-evaluated its operating segments in the first quarter of 2017, and determined that it has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM. During the first quarter of 2017, the Company classified the results of the GoTo Business, formerly a reportable segment, as discontinued operations in its consolidated statement of income for all periods presented. See Note 3 for more information regarding discontinued operations.
On July 7, 2017, the Company's board of directors appointed David J. Henshall, formerly the chief financial officer and chief operating officer of the Company, as the Company's president, chief executive officer and a member of the board of directors. As a result, during the third quarter of 2017, the Company re-evaluated its CODM and determined that

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the CODM continues to be the CEO and that the Company's operating segment remains unchanged.
International revenues (sales outside of the United States) accounted for approximately 46.3%, 46.3% and 48.7% of the Company’s net revenues for the year ended December 31, 2017, 2016, and 2015, respectively.
Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2017	2016
	(In thousands)
Property and equipment, net:
United States	$189,465	$197,077
United Kingdom	24,171	25,321
Other countries	39,296	39,556
Total property and equipment, net	$252,932	$261,954
In fiscal year 2017 and 2016, two distributors, Ingram Micro and Arrow, accounted for 13% and 12%, respectively, of the Company’s total net revenues. In fiscal year 2015, two distributors, Ingram Micro and Arrow, accounted for 13% and 11%, respectively, of the Company’s total net revenues. The Company’s distributor arrangements with Ingram Micro and Arrow consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions.
Revenues by product grouping were as follows for the years ended:

	December 31,
	2017	2016	2015
	(In thousands)
Net revenues:
Workspace Services revenues(1)	$1,734,837	$1,684,897	$1,633,820
Networking revenues(2)	790,434	782,875	749,910
Content Collaboration revenues(3)	167,115	136,842	106,655
Professional services(4)	132,300	131,466	155,769
Total net revenues	$2,824,686	$2,736,080	$2,646,154

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s application virtualization solutions, which include XenDesktop and XenApp, the Company's enterprise mobility management solutions, which include XenMobile, related license updates and maintenance and support and cloud offerings.

(2)	Networking revenues primarily include NetScaler ADC and NetScaler SD-WAN, related license updates and maintenance and support and cloud offerings.

(3)	Content Collaboration revenues primarily include ShareFile, Podio and related cloud offerings.

(4)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by geographic location, for the years ended:

	December 31,
	2017	2016	2015
	(In thousands)
Net revenues:
Americas	$1,644,008	$1,598,896	$1,487,364
EMEA	888,072	863,517	873,620
APJ	292,606	273,667	285,170
Total net revenues	$2,824,686	$2,736,080	$2,646,154

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2017, 2016 and 2015 were $151.9 million, $160.5 million and $178.7 million, respectively.
13. DEBT
Senior Notes

On November 15, 2017, the Company issued $750.0 million of unsecured senior notes due December 1, 2027 (the "2027 Notes"). The 2027 Notes accrue interest at a rate of 4.500% per annum. Interest on the 2027 Notes is due semi-annually on June 1 and December 1 of each year, beginning on June 1, 2018. The net proceeds from this offering were approximately $741.0 million, after deducting the underwriting discount and estimated offering expenses payable by the Company. Net proceeds from this offering were used to repurchase shares of the Company's common stock through an ASR transaction which the Company entered into with the ASR Counterparty on November 13, 2017. The 2027 Notes will mature on December 1, 2027, unless earlier redeemed in accordance with their terms prior to such date. The Company may redeem the 2027 Notes at its option at any time in whole or from time to time in part prior to September 1, 2027 at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 2027 Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments under such 2027 Notes, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. Among other terms, under certain circumstances, holders of the 2027 Notes may require the Company to repurchase their 2027 Notes upon the occurrence of a change of control prior to maturity for cash at a repurchase price equal to 101% of the principal amount of the 2027 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date.
Credit Facility
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at the LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. As of December 31, 2017, there were no amounts outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of December 31, 2017.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Convertible Notes are governed by the terms of an indenture, dated as of April 30, 2014 (the “Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The Convertible Notes will mature on April 15, 2019, unless earlier repurchased or converted. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.
Prior to the Spin-Off of the GoTo Business, the conversion rate for the Convertible Notes was 11.1111 shares of common stock per $1,000 principal amount of Convertible Notes, which corresponded to a conversion price of approximately $90.00 per share of common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain issuer tender or exchange offers.
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
As a result of the structure of the Reverse Morris Trust (RMT) transaction with LogMeIn, Inc., and the notification on October 10, 2016 to noteholders in accordance with the Indenture, the Convertible Notes became convertible until the earlier of (1) the close of business on the business day immediately preceding the ex-dividend date for the distribution of the outstanding shares of GetGo common stock to the Company’s stockholders by way of a pro rata dividend, and (2) the
Company’s announcement that such distribution will not take place, even though the Convertible Notes were not otherwise convertible at December 31, 2016. The $1.44 billion Convertible Notes became convertible with the notice to noteholders. Accordingly, as of December 31, 2016, the carrying amount of the Convertible Notes of $1.3 billion was reclassified from Other liabilities to Current liabilities and the difference between the face value and carrying value of $79.5 million was reclassified from stockholders’ equity to temporary equity in the accompanying consolidated balance sheets. The conversion period terminated as of the close of business on January 31, 2017 in connection with the Spin-off. As a result, the Convertible Notes were reclassified to Other liabilities from Current liabilities, and the amount previously recorded as Temporary equity was reclassified to Stockholders' equity. Additionally, the Spin-off also resulted in an adjustment to the conversion rate for the Convertible Notes under the terms of the Indenture. As a result of this adjustment, the conversion rate for the Convertible Notes in effect as of the opening of business on February 1, 2017 is 13.9061 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of approximately $71.91 per share of common stock. Corresponding adjustments were made to the conversion rates for the Convertible Note Hedge and Warrant Transactions as of the opening of business on February 1, 2017.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Convertible Notes consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Liability component
Principal	$1,437,483	$1,437,500
Less: note discount and issuance costs	(51,159)	(89,344)
Net carrying amount	$1,386,324	$1,348,156

Equity component
Temporary Equity	$—	$79,495
Additional paid-in-capital	162,869	83,374
Total equity (including temporary equity)	$162,869	$162,869

The following table includes total interest expense recognized related to the Convertible Notes (in thousands):

	Year Ended December 31,
	2017	2016	2015
Contractual interest expense	$7,187	$7,187	$7,188
Amortization of debt issuance costs	3,959	3,863	3,974
Amortization of debt discount	34,018	33,014	32,039
	$45,164	$44,064	$43,201
See Note 6 to the Company's consolidated financial statements for fair value disclosures related to the Company's Convertible Notes.
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants was $120.00 per share. Subsequent to the Spin-off, the strike price of the Warrants was adjusted to a weighted-average strike price of $95.25 as of February 1, 2017. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market as the value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity. As of December 31, 2017, no warrants have been exercised.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of December 31, 2017, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed twelve months.
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
The total cumulative unrealized gain on cash flow derivative instruments was $2.2 million at December 31, 2017, and is included in Accumulated other comprehensive loss in the accompanying consolidated balance sheets. The total cumulative unrealized loss on cash flow derivative instruments was $3.1 million at December 31, 2016, and is included in Accumulated other comprehensive loss in the accompanying consolidated balance sheets. See Note 16 for more information related to comprehensive income. The net unrealized gain as of December 31, 2017 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,481	Prepaid expenses and other current assets	$460	Accrued expenses and other current liabilities	$110	Accrued expenses and other current liabilities	$3,816

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$17	Prepaid expenses and other current assets	$2,046	Accrued expenses and other current liabilities	$704	Accrued expenses and other current liabilities	$619

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Effect of Derivative Instruments on Financial Performance

	For the Year ended December 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2017	2016		2017	2016
Foreign currency forward contracts	$5,288	$(875)	Operating expenses	$758	$(1,763)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Year ended December 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2017	2016
Foreign currency forward contracts	Other income (expense), net	$(6,804)	$(1,030)

Outstanding Foreign Currency Forward Contracts
As of December 31, 2017, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 14,400
Brazilian Real	BRL 5,700
British pounds sterling	GBP 8,800
Canadian dollars	CAD 2,850
Chinese renminbi	CNY 69,200
Danish krone	DKK 5,347
Euro	EUR 13,500
Hong Kong dollars	HKD 8,100
Indian rupees	INR 38,900
Japanese yen	JPY 1,508,800
Singapore dollars	SGD 13,900
Swiss francs	CHF 15,650

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Income from continuing operations	$21,985	$469,855	$215,133
(Loss) income from discontinued operations, net of income taxes	(42,704)	66,257	104,228
Net (loss) income	$(20,719)	$536,112	$319,361
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	150,779	155,134	158,874
Effect of dilutive employee stock awards	2,493	1,950	1,488
Effect of dilutive Convertible Notes	2,231	—	—
Denominator for diluted earnings per share - weighted-average shares outstanding	155,503	157,084	160,362

Basic (loss) earnings per share:
Income from continuing operations	$0.15	$3.03	$1.35
(Loss) income from discontinued operations, net of income taxes	(0.28)	0.43	0.66
Basic net (loss) earnings per share	$(0.13)	$3.46	$2.01

Diluted (loss) earnings per share:
Income from continuing operations	$0.14	$2.99	$1.34
(Loss) income from discontinued operations, net of income taxes	(0.27)	0.42	0.65
Diluted net (loss) earnings per share:	$(0.13)	$3.41	$1.99
Anti-dilutive weighted-average shares from stock awards	215	322	2,151

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include common stock issuable upon the exercise of the Company's warrants. The effects of these potentially issuable shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share, if applicable, as upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price. Prior to the separation of the GoTo Business on January 31, 2017, the conversion price was $90.00 per share. As a result of the Spin-off, the conversion rate for the Convertible Notes was re-set as of the opening of business on February 1, 2017 to 13.9061 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of $71.91 per share of common stock. Similar adjustments were made to the conversion rates for the Convertible Note Hedge and Warrant Transactions as of the opening of business on February 1, 2017. For the year ended December 31, 2017, the average market price of the Company's common stock exceeded the new conversion price, therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share. For the years ended December 31, 2016 and 2015, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 13 to the Company's consolidated financial statements for detailed information on the Convertible Notes offering.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2016	$(16,346)	$(3,108)	$(3,130)	$(6,120)	$(28,704)
Other comprehensive income (loss) before reclassifications	—	(3,285)	6,046	2,768	5,529
Amounts reclassified from accumulated other comprehensive loss	—	(273)	(758)	—	(1,031)
Net current period other comprehensive (loss) income	—	(3,558)	5,288	2,768	4,498
Distribution of the GoTo Business	13,400	—	—	—	13,400
Balance at December 31, 2017	$(2,946)	$(6,666)	$2,158	$(3,352)	$(10,806)
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Twelve Months Ended December 31, 2017
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss, net of tax	Affected line item in the Consolidated Statements of Income
Unrealized net losses on available-for-sale securities	$(273)	Other income (expense), net
Unrealized net gains on cash flow hedges	(758)	Operating expenses *
	$(1,031)
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
For the years ended December 31, 2017, 2016 and 2015, restructuring charges from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Employee severance and related costs	$62,844	$41,054	$74,879
Consolidation of leased facilities	9,718	28,857	22,100
Reversal of previous charges	(187)	(2,510)	(286)
Other	—	—	1,968
Total Restructuring charges	$72,375	$67,401	$98,661
During the year ended December 31, 2017, the Company incurred costs of $53.7 million related to initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. The Company currently expects to record in the aggregate approximately $60.0 million to $100.0 million in pre-tax restructuring charges associated with this program. The Company currently anticipates completing the remainder of the activities related to this program during fiscal year 2018.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2017, the Company incurred costs of $8.1 million related to operational initiatives designed to improve infrastructure scalability and cost saving efficiencies. The charges primarily related to employee severance. Activities related to this program were substantially completed as of the fourth quarter of 2017.
During the years ended December 31, 2017, 2016 and 2015, the Company incurred costs of $1.9 million, $44.5 million and $29.4 million primarily related to its announced plan in November 2015 to simplify the Company’s enterprise go-to-market motion and roles while improving coverage, reflect changes in the Company’s product focus, and balance resources with demand across the Company’s marketing, general and administration areas. The charges are primarily related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to this program were substantially completed as of the end of the first quarter of 2016. As of December 31, 2017, total charges related to this program incurred since inception were $75.8 million.
During the years ended December 31, 2017, 2016 and 2015, the Company recorded charges of $8.7 million, $24.0 million and $67.5 million related to its announced plan in January 2015 to increase strategic focus and operational efficiency. The charges primarily related to the severance and other costs directly related to the reduction of the Company's workforce and consolidation of leased facilities. The majority of the activities related to this program were substantially completed by the end of 2015. As of December 31, 2017, total charges related to this program incurred since inception were $100.2 million.
Restructuring accruals
The activity in the Company’s restructuring accruals from continuing operations for the year ended December 31, 2017 is summarized as follows (in thousands):

Total
Balance at January 1, 2017	$38,059
Restructuring charges	72,375
Payments	(55,151)
Balance at December 31, 2017	$55,283
As of December 31, 2017, the $55.3 million in outstanding restructuring accruals primarily relate to future payments for leased facilities.
18. RECENT ACCOUNTING PRONOUNCEMENTS
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
In March 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting for stock-based compensation. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company adopted this standard effective January 1, 2017. The impact of the adoption on the consolidated financial statements was as follows:

•	Income tax accounting - The Company adopted the guidance related to the recognition of excess tax benefits and deficiencies as income tax expense or benefit in the Company's condensed consolidated statements of income on a prospective basis. The Company adopted on a modified retrospective basis the recognition of

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

previously unrecognized excess tax benefits and recorded the cumulative effect of the change as a $0.4 million increase to Retained earnings with a corresponding adjustment to Deferred tax assets, net as of January 1, 2017.

•	Forfeitures - The Company elected to account for forfeitures as they occur on a modified retrospective basis, rather than estimate expected forfeitures and recorded the cumulative effect of the change as a $5.7 million decrease to Retained earnings as of January 1, 2017 with a corresponding adjustment to Additional paid-in capital.

•	Cash flow presentation - The Company elected to adopt the guidance related to the presentation of excess tax benefits in the condensed consolidated statements of cash flows on a prospective basis. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the Company's condensed consolidated statements of cash flows since such cash flows have historically been presented as a financing activity.
In February 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting of leases. The new guidance requires that lessees in a leasing arrangement recognize a right-of-use asset and a lease liability for most leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The new guidance is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations; however, it is expected to have a material impact on its financial position due to the recognition of the right-of-use assets and lease liabilities for operating leases which are currently not reflected on the balance sheet. We currently do not expect a material impact to the Company’s results of operations.
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

In May 2014, the Financial Accounting Standards Board issued an accounting standard update on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition that expands and improves disclosures about revenue. The Company adopted the new standard effective January 1, 2018 using the modified retrospective approach. The Company's implementation of its information technology systems, data and processes and internal controls is in progress. Under the new standard, the Company will recognize term license revenues upfront at time of delivery rather than ratably over the related contract period. The new standard generally requires an allocation on a relative standalone selling price basis, which could impact the allocation of transaction price to each performance obligation in multiple element arrangements. This could impact the timing of revenue recognition depending on when each performance obligation is typically satisfied. The Company expects revenue recognition related to license updates and maintenance renewals, cloud offerings and professional services to remain substantially unchanged. Additionally, under the new standard, the Company will capitalize and amortize certain direct costs of obtaining a contract, such as commissions and related payroll taxes, over the expected customer life rather than expensing them as incurred. The Company anticipates the adoption of the standard will result in an increase to the opening balance of retained earnings in the range of $170.0 to $190.0 million, primarily related to the cumulative effect of a decrease in deferred revenue in the range of $70.0 to $80.0 million from the upfront recognition of term licenses and the general requirement to allocate the transaction price on a relative stand-alone selling price and the cumulative effect of a decrease of $100.0 to $110.0 million in commission expense. The Company is currently assessing the tax impact from adoption.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENTS
On February 2, 2018, Citrix entered into an ASR transaction with Goldman Sachs & Co. LLC (“Dealer”) to pay an aggregate of $750.0 million in exchange for the delivery of approximately 6.5 million shares of common stock based on current market prices. The purchase price per share under the ASR is subject to adjustment and is expected to equal the volume-weighted average price of our common stock during the term of the ASR, less a discount. The exact number of shares repurchased pursuant to the ASR will be determined based on such purchase price. The ASR transaction is expected to be completed by the end of April 2018. The ASR was entered into pursuant to Citrix's existing share repurchase program. After taking into account the additional $750.0 million shares repurchased pursuant to this ASR, the Company will have approximately $500.0 million of remaining share repurchase authorization available.
On February 6, 2018, the Company acquired all of the issued and outstanding securities of Cedexis, Inc. (“Cedexis”) whose solution is a real-time data driven service for dynamically optimizing the flow of traffic across public clouds, data centers that provides a dynamic and reliable way to route and manage Internet performance for customers moving towards hybrid and multi-cloud deployments. The total preliminary cash consideration for this transaction was approximately $66.5 million, net of $6.2 million cash acquired.

CITRIX SYSTEMS, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2017
Net revenues	$662,677	$693,227	$690,925	$777,857	$2,824,686
Gross margin	560,219	583,915	584,988	655,918	2,385,040
Income (loss) from continuing operations	70,325	108,829	126,720	(283,889)	21,985
Loss from discontinued operations, net of tax	(42,704)	—	—	—	(42,704)
Net income (loss)	27,621	108,829	126,720	(283,889)	(20,719)
Basic earnings (loss) per share:
Income (loss) from continuing operations	0.46	0.72	0.84	(1.93)	0.15
Loss from discontinued operations	(0.28)	—	—	—	(0.28)
Basic net earnings (loss) per share	0.18	0.72	0.84	(1.93)	(0.13)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	0.44	0.70	0.82	(1.93)	0.14
Loss from discontinued operations	(0.27)	—	—	—	(0.27)
Diluted net earnings (loss) per share	0.17	0.70	0.82	(1.93)	(0.13)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2016
Net revenues	$658,773	$673,987	$668,736	$734,584	$2,736,080
Gross margin	558,962	566,796	570,565	634,868	2,331,191
Income from continuing operations	73,254	106,289	111,737	178,575	469,855
Income from discontinued operations, net of tax	10,209	14,609	20,164	21,275	66,257
Net income	83,463	120,898	131,901	199,850	536,112
Basic earnings per share:
Income from continuing operations	0.47	0.69	0.72	1.15	3.03
Income from discontinued operations	0.07	0.09	0.13	0.13	0.43
Basic earnings per share	0.54	0.78	0.85	1.28	3.46

Diluted earnings per share:
Income from continuing operations	0.47	0.68	0.71	1.13	2.99
Income from discontinued operations	0.07	0.09	0.13	0.13	0.42
Diluted earnings per share	0.54	0.77	0.84	1.26	3.41
The sum of the quarterly net income per share amounts may differ from the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2017
Deducted from asset accounts:
Allowance for doubtful accounts	$3,889	$3,917	$9	(3)	$4,395	(2)	$3,420
Allowance for returns	1,994	—	4,890	(1)	5,659	(4)	1,225
Valuation allowance for deferred tax assets	14,156	—	62,633	(5)	—		76,789
2016
Deducted from asset accounts:
Allowance for doubtful accounts	$6,241	$954	$—		$3,306	(2)	$3,889
Allowance for returns	1,438	—	2,088	(1)	1,532	(4)	1,994
Valuation allowance for deferred tax assets	16,673	—	(2,517)	(5)	—		14,156
2015
Deducted from asset accounts:
Allowance for doubtful accounts	$3,750	$5,578	$—		$3,087	(2)	$6,241
Allowance for returns	2,185	—	3,276	(1)	4,023	(4)	1,438
Valuation allowance for deferred tax assets	15,167	—	1,506	(5)	—		16,673

(1)	Charged against revenues.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Adjustments from acquisitions.

(4)	Credits issued for returns.

(5)	Related to deferred tax assets on foreign tax credits, net operating loss carryforwards, and depreciation.