Form 10-Q
period 2018-03-31
CITRIX SYSTEMS INC
filed 2018-05-04
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2018, there were 135,525,378 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2018

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$954,697	$1,115,130
Short-term investments, available-for-sale	510,267	632,516
Accounts receivable, net of allowances of $3,620 and $4,645 at March 31, 2018 and December 31, 2017, respectively	427,890	712,535
Inventories, net	13,569	13,912
Prepaid expenses and other current assets	168,987	147,330
Total current assets	2,075,410	2,621,423
Long-term investments, available-for-sale	773,654	984,328
Property and equipment, net	249,696	252,932
Goodwill	1,662,568	1,614,494
Other intangible assets, net	155,895	141,952
Deferred tax assets, net	114,277	152,362
Other assets	105,977	52,685
Total assets	$5,137,477	$5,820,176
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$68,702	$66,893
Accrued expenses and other current liabilities	243,940	277,679
Income taxes payable	4,818	34,033
Current portion of deferred revenues	1,204,199	1,308,474
Total current liabilities	1,521,659	1,687,079
Long-term portion of deferred revenues	480,985	555,769
Long-term debt	2,137,418	2,127,474
Long-term income taxes payable	335,457	335,457
Other liabilities	138,580	121,936
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 307,575 and 305,751 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	308	306
Additional paid-in capital	4,938,533	4,883,670
Retained earnings	3,786,521	3,509,484
Accumulated other comprehensive loss	(14,874)	(10,806)
	8,710,488	8,382,654
Less - common stock in treasury, at cost (170,431 and 162,044 shares at March 31, 2018 and December 31, 2017, respectively)	(8,187,110)	(7,390,193)
Total stockholders' equity	523,378	992,461
Total liabilities and stockholders' equity	$5,137,477	$5,820,176
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share information)
Revenues:
Subscription	$103,158	$69,090
Product and license	160,697	170,899
Support and services	433,337	422,688
Total net revenues	697,192	662,677
Cost of net revenues:
Cost of subscription, support and services	63,385	59,659
Cost of product and license revenues	33,872	29,711
Amortization of product related intangible assets	11,029	13,088
Total cost of net revenues	108,286	102,458
Gross margin	588,906	560,219
Operating expenses:
Research and development	98,550	102,669
Sales, marketing and services	251,213	246,765
General and administrative	63,727	76,509
Amortization of other intangible assets	3,666	3,646
Restructuring	6,187	7,986
Total operating expenses	423,343	437,575
Income from operations	165,563	122,644
Interest income	8,731	5,612
Interest expense	(20,336)	(11,553)
Other (expense) income, net	(3,012)	3,326
Income from continuing operations before income taxes	150,946	120,029
Income tax expense	6,687	49,704
Income from continuing operations	144,259	70,325
(Loss) from discontinued operations, net of income taxes	—	(42,704)
Net income	$144,259	$27,621
Basic earnings (loss) per share:
Income from continuing operations	$1.04	$0.46
(Loss) from discontinued operations	—	(0.28)
Basic net earnings per share	$1.04	$0.18

Diluted earnings (loss) per share:
Income from continuing operations	$0.99	$0.44
(Loss) from discontinued operations	—	(0.27)
Diluted net earnings per share:	$0.99	$0.17

Weighted average shares outstanding:
Basic	139,248	153,247
Diluted	146,388	158,369

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income	$144,259	$27,621
Other comprehensive income:
Available for sale securities:
Change in net unrealized (losses) gains	(4,542)	1,089
Less: reclassification adjustment for net losses (gains) included in net income	1,001	(375)
Net change (net of tax effect)	(3,541)	714
Gain (loss) on pension liability	—	(9)
Cash flow hedges:
Change in unrealized gains	692	1,993
Less: reclassification adjustment for net (gains) losses included in net income	(1,219)	1,672
Net change (net of tax effect)	(527)	3,665
Other comprehensive (loss) income	(4,068)	4,370
Comprehensive income	$140,191	$31,991

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Operating Activities
Net income	$144,259	$27,621
Loss from discontinued operations	—	42,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	51,876	49,300
Stock-based compensation expense	35,723	34,808
Deferred income tax expense	8,160	67,497
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,906)	(5,390)
Other non-cash items	3,302	2,204
Total adjustments to reconcile net income to net cash provided by operating activities	97,155	148,419
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	285,104	197,408
Inventories	34	(2,811)
Prepaid expenses and other current assets	(13,494)	(22,736)
Other assets	9,071	(8,845)
Income taxes, net	(35,996)	(30,223)
Accounts payable	1,828	(8,222)
Accrued expenses and other current liabilities	(52,735)	(27,959)
Deferred revenues	(79,890)	(26,064)
Other liabilities	2,519	2,241
Total changes in operating assets and liabilities, net of the effects of acquisitions	116,441	72,789
Net cash provided by operating activities of continuing operations	357,855	291,533
Net cash used in operating activities of discontinued operations	—	(42,249)
Net cash provided by operating activities	357,855	249,284
Investing Activities
Purchases of available-for-sale investments	(125,687)	(272,060)
Proceeds from sales of available-for-sale investments	358,465	458,020
Proceeds from maturities of available-for-sale investments	95,341	63,516
Purchases of property and equipment	(15,997)	(19,746)
Cash paid for acquisitions, net of cash acquired	(66,330)	(60,449)
Cash paid for licensing agreements and technology	(535)	(1,934)
Other	3,257	1,285
Net cash provided by investing activities of continuing operations	248,514	168,632
Net cash used in investing activities of discontinued operations	—	(3,891)
Net cash provided by investing activities	248,514	164,741
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	70	902
Proceeds from credit facility	—	100,000
Repayment of acquired debt	(5,674)	(4,000)
Stock repurchases, net	(600,000)	(500,000)
Accelerated stock repurchase program	(150,000)	—
Cash paid for tax withholding on vested stock awards	(13,602)	(34,868)
Transfer of cash to GoTo Business resulting from the separation	—	(28,523)
Net cash used in financing activities	(769,206)	(466,489)
Effect of exchange rate changes on cash and cash equivalents	2,404	3,485
Change in cash and cash equivalents	(160,433)	(48,979)
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $0 and $120,861, respectively	1,115,130	956,956
Cash and cash equivalents at end of period	$954,697	$907,977
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific and Japan ("APJ"). All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
In these condensed consolidated financial statements, unless otherwise indicated, references to Citrix and the Company, refer to Citrix Systems, Inc. and its consolidated subsidiaries after giving effect to the spin-off of its GoTo family of service offerings (the "GoTo Business") in January 2017.
The Company's revenues are derived from sales of its Workspace Services solutions, Networking products, Content Collaboration offerings and related Support and services. The Company operates under one reportable segment. See Note 10 for more information on the Company's segment.
2. SIGNIFICANT ACCOUNTING POLICIES
During the first quarter of 2018, the Company adopted new accounting guidance related to revenue recognition, accounting for business combinations, income taxes and investments, each of which is described below. There have been no other significant changes in the Company’s accounting policies during the three months ended March 31, 2018 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board issued an accounting standard update ("ASC 606") on revenue recognition. The new guidance creates a single, principle-based model for revenue recognition that expands and improves disclosures about revenue. On January 1, 2018, the Company adopted the accounting standard update for revenue from contracts with customers on a modified retrospective basis, applying the practical expedient to all contracts that the Company had not completed as of January 1, 2018. The Company elected the modified retrospective method of adoption; and consequently, results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported under the revenue accounting literature in effect during those periods. The Company recorded a net increase to retained earnings of $130.7 million as of January 1, 2018 as a result of the transition, with the impact primarily related to the cumulative effect of a decrease in deferred revenue from the upfront recognition of term licenses and the general requirement to allocate the transaction price on a relative stand-alone selling price of $99.9 million, and an increase in contract assets of $7.3 million, the cumulative effect of a decrease in commission expense of $66.4 million, partially offset by an increase from the cumulative effect of the impact on deferred income taxes of $42.9 million.

The impact of adoption of ASC 606 to the Company’s condensed consolidated statements of income and balance sheets are as follows:

	Three months ended March 31, 2018
	(in thousands, except per share amounts)
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Total net revenues	$697,192	$707,324	$(10,132)
Total cost of net revenues	108,286	108,126	160
Gross profit	588,906	599,198	(10,292)
Total operating expenses	423,343	426,684	(3,341)
Income from operations	165,563	172,514	(6,951)
Net income	$144,259	$150,902	$(6,643)
Basic earnings per share	$1.04	$1.08	$(0.04)
Diluted earnings per share	$0.99	$1.03	$(0.04)

	As of March 31, 2018
	(in thousands)
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)

Contract assets *	$7,307	$—	$7,307
Contract acquisition costs *	83,806	14,233	69,573
Deferred tax assets, net	114,277	144,137	(29,860)
Total assets	$5,137,477	$5,090,457	$47,020

Deferred tax liabilities	$60,025	$46,946	$13,079
Current portion of deferred revenues	1,204,199	1,255,308	(51,109)
Long-term portion of deferred revenues	480,985	519,683	(38,698)
Total liabilities	$4,614,099	$4,690,827	$(76,728)

Stockholders' Equity:
Retained earnings	$3,786,521	$3,662,773	$123,748
* Included within Prepaid and other current assets and Other assets on the accompanying condensed consolidated balance sheet.
Adoption of the standard had no impact to cash from or used in operating, financing, or investing activities on the Company’s condensed consolidated cash flows statements.
Accounting for Business Combinations
In January 2017, the Financial Accounting Standards Board issued an accounting standard update on the accounting for business combinations by clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company adopted the standard effective January 1, 2018. The adoption of this standard had no impact on the Company's condensed consolidated financial position, results of operations and cash flows.

Accounting for Income Taxes
In October 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting for income taxes, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transaction occurs as opposed to deferring tax consequences and amortizing them into future periods. A modified retrospective approach with a cumulative-effect adjustment directly to retained earnings at the beginning of the period of adoption is required. The Company adopted the standard effective January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial position, results of operations and cash flows.
Accounting for Investments
In January 2016, the Financial Accounting Standards Board issued an accounting standard update for the recognition and measurement of financial assets and liabilities. Under the standard, equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient are eligible for the measurement alternative. For the Company’s equity investments in private equity securities, which do not have readily determinable fair values, the Company has elected the measurement alternative defined as cost, less impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For certain of the Company’s equity investments in private equity funds, the Company has elected to use the net asset value practical expedient. The guidance of this accounting standards update was adopted effective January 1, 2018. The impact of adopting the accounting standard update was not material to the condensed consolidated financial statements.
In February 2018, the Financial Accounting Standards Board issued an accounting standard update that clarified and amended some of the updates made in the January 2016 update to the recognition and measurement of financial assets and liabilities. The Company has elected to early adopt this accounting standard update effective January 1, 2018. The impact of adopting the accounting standard update was not material to the condensed consolidated financial statements.
Leases
In February 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting for leases. The new guidance requires that lessees in a leasing arrangement recognize a right-of-use asset and a lease liability for most leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The new guidance is effective for annual reporting periods beginning after December 15, 2018. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company has initiated an assessment of its systems, data and processes related to the implementation of this accounting standard, which is expected to be completed during fiscal year 2018. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations; however, it is expected to have a material impact on the Company's financial position due to the recognition of the right-of-use assets and lease liabilities for operating leases which are currently not reflected on the balance sheet. The Company does not expect a material impact to its results of operations.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates made by management include the standalone selling price related to revenue recognition, the provision for doubtful accounts receivable, the provision to reduce obsolete or excess inventory to market, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, net realizable value of product related and other intangible assets, the fair value of convertible senior notes, the provision for lease losses, the provision for income taxes and the amortization and depreciation periods for contract acquisition costs, intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.

Available-for-sale Investments
Short-term and long-term available-for-sale investments as of March 31, 2018 and December 31, 2017 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Beginning in the first quarter of fiscal year 2018, the Company revised its presentation of revenue to align with its subscription business model transition as follows: (1) subscription revenue, which includes revenue from the Company's cloud services offerings and on-premise subscriptions as well as revenue from its Citrix Service Provider ("CSP") offerings; (2) product and license revenue from perpetual product and license offerings; and (3) support and services revenue for perpetual product and license offerings.

This change in manner of presentation did not affect the Company's total net revenues, total cost of net revenues or gross margin. Conforming changes have been made for all periods presented, as follows (in thousands):

Three Months Ended March 31, 2017
As Previously Reported		Amount Reclassified	As Reported Herein
Revenues:			Revenues:
Software as a service	$38,730	$30,360	Subscription	$69,090
Product and licenses (1)	191,597	(20,698)	Product and license	170,899
License updates and maintenance (2)	402,755	19,933	Support and services (3)	422,688
Professional services	29,595	(29,595)
Total net revenues	$662,677	$—	Total net revenues	$662,677

(1)
Product and licenses as previously reported included revenue from CSPs and on-premise subscriptions that are now included in Subscription. Current period presentation only includes revenues from perpetual offerings and hardware.

(2)	License updates and maintenance as previously reported included revenue from CSPs and on-premise license updates and maintenance that are now included in Subscription.

(3)	Support and services includes revenues from license updates and maintenance from perpetual offerings as well as professional services.
3. REVENUE
The following is a description of the principal activities from which the Company generates revenue.
Subscription
Subscription revenues primarily consist of cloud-hosted offerings which provide customers a right to use, or a right to access, one or more of the Company’s cloud-hosted subscription offerings, with routine customer support, as well as revenues from the CSP program and on-premise subscription software licenses. For the Company’s cloud-hosted performance obligations, revenue is generally recognized on a ratable basis over the contract term beginning on the date that the Company's service is made available to the customer, as the Company continuously provides online access to the web-based software that the customer can use at any time. The CSP program provides subscription-based services in which the CSP partners host software services to their end users.
Product and license
Product and license revenues are primarily derived from perpetual offerings related to the Company’s Workspace Services solutions and Networking products. For performance obligations related to perpetual software license agreements, the Company determined that its licenses are functional intellectual property that are distinct as the user can benefit from the software on its own as defined under the new revenue standard.
Support and services
Support and services includes license updates, maintenance and professional services revenues. License updates and maintenance revenues are primarily comprised of hardware and software maintenance, when and if-available updates and technical support. For performance obligations related to license updates and maintenance, revenue is generally recognized on a straight-line basis over the period of service because the Company transfers control evenly by providing a stand-ready service. That is, the Company is continuously working on improving its products and pushing those updates through to the customer, and stands ready to provide software updates on a when and if-available basis. Services revenues are comprised of fees from consulting services primarily related to the implementation of the Company’s products and fees from product training and certification.

The Company’s typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied
Subscription
Cloud hosted offerings	Over the contract term, beginning on the date that service is made available to the customer (over time)
CSP	As the usage occurs (over time)
On-premise subscription software licenses	When software activation keys have been made available for download (point in time)
Product and license
Software Licenses	When software activation keys have been made available for download (point in time)
Hardware	When control of the product passes to the customer; typically upon shipment (point in time)
Support and services
License updates and maintenance	Ratably over the course of the service term (over time)
Professional services	As the services are provided (over time)
Significant Judgments
At contract inception, the Company assesses the product or services, or bundles of products and services, promised in the contract with a customer to identify each performance obligation within the contract, and then evaluates whether the performance obligations are capable of being distinct and distinct within the context of the contract. Products and services that are not both capable of being distinct and distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue.
The standalone selling price is the price at which the Company would sell a promised product or service separately to the customer. For the majority of the Company's software licenses and hardware, CSP and on-premise subscription software licenses the Company uses the observable price in transactions with multiple performance obligations. For the majority of the Company’s support and services, and cloud-hosted subscription offerings the Company uses the observable price when the Company sells that support and services and cloud-hosted subscription separately to similar customers. If the standalone selling price for a performance obligation is not directly observable, the Company estimates it. The Company estimates standalone selling price by taking into consideration market conditions, economics of the offering and customers’ behavior. The Company maximizes the use of observable inputs and applies estimation methods consistently in similar circumstances. The Company allocates the transaction price to each distinct performance obligation on a relative standalone selling price basis.
Revenues are recognized when control of the promised products or services are transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. The Company generates all of its revenues from contracts with customers.
Sales tax
The Company records revenue net of sales tax.

Timing of revenue recognition

Three Months Ended March 31, 2018 (in thousands)
Products and services transferred at a point in time	$170,733
Products and services transferred over time	526,459
Total net revenues	$697,192
Contract balances
Short-term and long-term contract assets were $2.8 million and $4.5 million, respectively, as of January 1, 2018 and as of March 31, 2018 and are recorded in Prepaid expenses and other current assets and Other assets in the accompanying condensed consolidated balance sheet. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.25 billion and $512.8 million, respectively, as of January 1, 2018 and $1.20 billion and $481.0 million, respectively, as of March 31, 2018. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. There were no other significant changes to the opening and closing balances.
The Company performs its obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no asset impairment charges related to contract assets for the three months ended March 31, 2018.
For the Company’s software and hardware products, the timing of payment is typically up front for its perpetual offerings and the Company’s on-premise subscriptions. Therefore, deferred revenue is created when a contract includes performance obligations such as license updates and maintenance or certain professional services that are satisfied over time. For subscription contracts, the timing of payment is typically in advance of services, and deferred revenue is created as these services are provided over time.
The majority of the Company’s contracts have an original duration of one year or less; therefore, the Company applies a practical expedient to determine whether a significant financing component exists and does not consider the effects of the time value of money. For multi-year contracts, the Company bills annually.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	<1-3 years	3-5 years	5 years or more	Total
Subscriptions	$198,450	$11,858	$—	$210,308
Support and services	1,519,814	39,276	1,091	1,560,181
Total net revenues	$1,718,264	$51,134	$1,091	$1,770,489
Contract acquisition costs
In conjunction with the adoption of the new standard, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid and related payroll taxes when contracts are signed. The asset recognized from capitalized incremental and recoverable acquisition costs is amortized on a systematic basis consistent with the pattern of transfer of the products or services to which the asset relates.
The Company’s typical contracts include performance obligations related to product and licenses and support. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a systematic basis that is consistent with the transfer of the goods or services to which the asset relates. The commissions paid on annual renewals of support for product and licenses are not commensurate with the initial commission. The costs allocated to product and licenses are expensed at the time of sale, when revenue for the product and functional software licenses is recognized. The costs allocated to customer support for product and licenses are amortized ratably over a period of the greater of the contract term or the average customer life, the expected period of benefit of the asset capitalized. The Company currently estimates an average customer life of three to five years, which it believes is appropriate based on consideration of the historical average customer life and the estimated useful life of the underlying product and license sold as part of the transaction. Amortization of contract acquisition costs related to support are limited to the contractual period of the arrangement as the Company intends to pay a commensurate commission upon renewal of the related support. For contracts that contain multi-year services or subscriptions, the amortization period of the capitalized costs is the expected period of benefit, which is the greater of the contractual term or the expected customer life.
The Company elects to apply a practical expedient to expense contract acquisition costs as incurred where the expected period of benefit is one year or less.
For the three months ended March 31, 2018, the Company recorded amortization of capitalized contract acquisition costs of $7.9 million, which is recorded in Sales, marketing and services expense in the accompanying condensed consolidated statement of income. There was no impairment loss in relation to costs capitalized.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Income from continuing operations	$144,259	$70,325
Loss from discontinued operations, net of income taxes	—	(42,704)
Net income	$144,259	$27,621
Denominator:
Denominator for basic net earnings per share - weighted-average shares outstanding	139,248	153,247
Effect of dilutive employee stock awards	2,780	3,446
Effect of dilutive Convertible Notes	4,360	1,676
Denominator for diluted net earnings per share - weighted-average shares outstanding	146,388	158,369

Basic earnings (loss) per share:
Income from continuing operations	$1.04	$0.46
Loss from discontinued operations	—	(0.28)
Basic net earnings per share	$1.04	$0.18
Diluted earnings (loss) per share:
Income from continuing operations	$0.99	$0.44
Loss from discontinued operations	—	(0.27)
Diluted net earnings per share:	$0.99	$0.17
Anti-dilutive weighted-average shares from stock awards	84	54
The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include common stock issuable upon the exercise of the Company's warrants. The effects of these potentially issuable shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive.

The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its 0.500% Convertible Notes due 2019 (the “Convertible Notes”) on diluted earnings per share, if applicable, because upon conversion the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $71.91 per share of common stock. For the three months ended March 31, 2018 and 2017, the average market price of the Company's common stock exceeded the conversion price; therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share. In addition, the Company uses the treasury stock method for calculating any potential dilutive effect related to the warrants. See Note 11 for detailed information on the Convertible Notes offering.
5. ACQUISITIONS
2018 Business Combination
On February 6, 2018, the Company acquired all of the issued and outstanding securities of Cedexis, Inc. (“Cedexis” or the "2018 Business Combination") whose solution is a real-time data driven service for dynamically optimizing the flow of traffic across public clouds and data centers that provides a dynamic and reliable way to route and manage Internet performance for customers moving towards hybrid and multi-cloud deployments. The total preliminary cash consideration for this transaction was approximately $66.3 million, net of $6.0 million cash acquired. Transaction costs associated with the acquisition were not significant.
Purchase Accounting for the 2018 Business Combination
The purchase price for the 2018 Business Combination was allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Cedexis
	Purchase Price Allocation	Asset Life
Current assets	$9,101
Intangible assets	27,200	1-6 years
Goodwill	48,074	Indefinite
Other assets	64
Assets acquired	84,439
Other current liabilities assumed	5,654
Assumed debt	5,674
Deferred taxes	743
Net assets acquired	$72,368
Current assets acquired in connection with the Cedexis acquisition consisted primarily of cash, accounts receivable and other short term assets. Current liabilities assumed in connection with the acquisition consisted primarily of accounts payable and other accrued expenses. Assumed debt consisted primarily of short-term and long-term debt, which was paid in full subsequent to the acquisition date. The Company continues to evaluate certain assets and liabilities related to the Cedexis acquisition, and may be subject to change through the remainder of the measurement period, which will extend not more than twelve months from the acquisition date.
The goodwill related to the Cedexis acquisition is not deductible for tax purposes and is comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.
The Company has included the effect of the Cedexis acquisition in its results of operations prospectively from the date of acquisition. The effect of the acquisition was not material to the Company's consolidated results for the periods presented; accordingly, pro forma financial disclosures have not been presented.

Identifiable intangible assets acquired in connection with the Cedexis acquisition (in thousands) and the weighted-average lives are as follows:

	Cedexis	Asset Life
Customer relationships	$2,000	1 year
Developed technology	23,100	6 years
In process research and development	700	Indefinite
Tradenames	1,400	1 year
Total	$27,200
2017 Business Combination
On January 3, 2017, the Company acquired all of the issued and outstanding securities of Unidesk Corporation (“Unidesk” or the “2017 Business Combination"). The Company acquired Unidesk to enhance its application management and delivery offerings. The total cash consideration for this transaction was $60.4 million, net of $2.7 million of cash acquired. Transaction costs associated with the acquisition were not significant.
6. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	March 31, 2018				December 31, 2017
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$378,906	$457	$(3,498)	$375,865	$441,315	$509	$(2,760)	$439,064
Corporate securities	638,946	127	(5,689)	633,384	810,444	268	(3,020)	807,692
Municipal securities	2,500	5	—	2,505	3,965	2	(2)	3,965
Government securities	273,663	13	(1,509)	272,167	367,595	44	(1,516)	366,123
Total	$1,294,015	$602	$(10,696)	$1,283,921	$1,623,319	$823	$(7,298)	$1,616,844
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2018 were approximately seven months and two years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three months ended March 31, 2018 and 2017, the Company received proceeds from the sales of available-for-sale investments of $358.5 million and $458.0 million, respectively.
For the three months ended March 31, 2018, the Company had $0.1 million realized gains on the sales of available-for-sale investments, and during the three months ended March 31, 2017, the Company had $0.5 million in realized gains on the sales of available-for-sale investments.
For the three months ended March 31, 2018, the Company had realized losses on available-for-sale investments of $1.1 million, and for the three months ended March 31, 2017, it had realized losses on available-for-sale investments of $0.1 million, primarily related to sales of these investments during these periods.
All realized gains and losses related to the sales of available-for-sale investments are included in Other (expense) income, net, in the accompanying condensed consolidated statements of income.

Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of March 31, 2018 and December 31, 2017 were $10.7 million and $7.3 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of $7.1 million as of March 31, 2018, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly. For the three months ended March 31, 2018, there were no adjustments resulting from observable price changes to the Company’s investments in privately-held companies without a readily determinable fair value. The fair value of these investments represents a Level 3 valuation as the assumptions used in valuing these investments are not directly or indirectly observable. See Note 7 for detailed information on fair value measurements.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $10.0 million as of March 31, 2018 which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments.
For 2017, the Company’s investments in privately-held companies and private equity funds were previously classified as cost method investments and were $18.6 million as of December 31, 2017. Due to the Company's adoption of the accounting standard update for the recognition and measurement of financial assets and liabilities, effective January 1, 2018, these investments are now accounted for under the new basis of accounting referenced above. See Note 2 for detailed information regarding the Company's recent accounting pronouncements.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$777,798	$777,798	$—	$—
Money market funds	166,810	166,810	—	—
Corporate securities	10,089	—	10,089	—
Available-for-sale securities:
Agency securities	375,865	—	375,865	—
Corporate securities	633,384	—	633,171	213
Municipal securities	2,505	—	2,505	—
Government securities	272,167	—	272,167	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,306	—	2,306	—
Total assets	$2,240,924	$944,608	$1,296,103	$213
Accrued expenses and other current liabilities:
Foreign currency derivatives	512	—	512	—
Total liabilities	$512	$—	$512	$—

	As of December 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$556,520	$556,520	$—	$—
Money market funds	555,826	555,826	—	—
Corporate securities	2,784	—	2,784	—
Available-for-sale securities:
Agency securities	439,064	—	439,064	—
Corporate securities	807,692	—	807,299	393
Municipal securities	3,965	—	3,965	—
Government securities	366,123	—	366,123	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,498	—	2,498	—
Total assets	$2,734,472	$1,112,346	$1,621,733	$393
Accrued expenses and other current liabilities:
Foreign currency derivatives	814	—	814	—
Total liabilities	$814	$—	$814	$—
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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended March 31, 2018, certain direct investments in privately-held companies with a combined carrying value of $2.7 million were determined to be impaired and written down to their estimated fair values of $2.3 million. Accordingly, the Company recorded $0.4 million of impairment charges during the three months ended March 31, 2018, which are included in Other (expense) income, net in the accompanying condensed consolidated statements of income. For the three months ended March 31, 2017, the Company determined that certain direct investments in privately-held companies were impaired and recorded a charge of $1.4 million, which was included in Other (expense) income, net in the accompanying condensed consolidated statements of income. In determining the fair value of the investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates.
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
On November 15, 2017, the Company issued $750.0 million of unsecured senior notes due December 1, 2027 (the "2027 Notes"). As of March 31, 2018, the fair value of the 2027 Notes and the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended March 31, 2018, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
2027 Notes	$744,420	$741,372
Convertible Senior Notes	$1,908,877	$1,396,047
See Note 11 for more information on the 2027 Notes and the Convertible Notes.
8. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2018, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was approved at the Company's Annual Meeting of Stockholders on June 22, 2017. In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded stock plans with outstanding awards include the Amended and Restated 2005 Equity Incentive Plan ("2005 Plan").
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. ISOs, NSOs, and SARs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 46,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s 2014 Plan or the 2005 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) are added to the shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of March 31, 2018, there were 22,582,866 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans including authorization under its 2014 Plan to grant stock-based awards covering 16,629,788 shares of common stock.

In December 2014, the Company’s Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company’s Annual Meeting of Stockholders held on May 28, 2015. Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of March 31, 2018, 1,512,624 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to the 2015 ESPP of $2.9 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively.
The Company used the Black-Scholes model to estimate the fair value of 2015 ESPP awards with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2018	March 31, 2017
Expected volatility factor	0.27 - 0.29	0.29
Risk free interest rate	1.12% - 1.63%	0.60%
Expected dividend yield	0%	0%
Expected life (in years)	0.5	0.5
The Company determined the expected volatility factor by considering the implied volatility in six-month market-traded options of the Company's common stock based on third party volatility quotes. The Company's decision to use implied volatility was based upon the availability of actively traded options on the Company's common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options. The Company's expected dividend yield input was zero as it has not historically paid cash dividends on its common stock. The expected term is based on the term of the purchase period for grants made under the ESPP.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended
Income Statement Classifications	March 31, 2018	March 31, 2017
Cost of subscription, support and services	$1,480	$592
Research and development	10,793	9,666
Sales, marketing and services	13,567	11,597
General and administrative	9,883	12,953
Total	$35,723	$34,808
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

March 2017 Grant
Expected volatility factor	0.27-0.32
Risk free interest rate	1.48%
Expected dividend yield	0%
For the March 2017 grant, the range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the average of its peer group. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and its peer group in order to model the stock price movements. The volatilities used were calculated over the most recent 2.75 year period, which is commensurate with the awards' performance period at the grant date. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the performance period. Accordingly, the Company used a dividend yield of zero in its model. The estimated fair value of each award as of the date of grant was $104.05.

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
Company Performance Stock Units
In March 2018, the Company awarded senior level employees non-vested performance stock unit awards granted under the 2014 Plan. The number of non-vested stock units underlying the award will be determined within sixty days following completion of the performance period ending December 31, 2020 and will be based on the achievement of specific corporate financial performance goals related to subscription bookings as a percentage of total product bookings measured during the period from January 1, 2020 to December 31, 2020. As defined in the applicable award agreements, total product bookings includes subscription bookings. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Compensation expense will be recorded through the end of the performance period on December 31, 2020 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
On August 1, 2017, the Company awarded certain senior level employees non-vested performance stock units granted under the 2014 Plan. The number of non-vested stock units underlying each award will be determined within sixty days following completion of the performance period ending December 31, 2019 and will be based on achievement of specific corporate financial performance goals related to non-GAAP net operating margin and subscription bookings as a percent of total product bookings measured during the period from January 1, 2019 to December 31, 2019. As defined in the applicable award agreements, total product bookings includes subscription bookings. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. The non-GAAP net operating margin and subscription bookings as a percent of total product bookings targets were set in the first quarter of 2018. As a result, such awards were not outstanding under U.S. GAAP until the first quarter of 2018 when the performance goals were determined and subsequently communicated to employees who received the awards. Compensation expense will be recorded through the end of the performance period on December 31, 2019 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
Unrecognized Compensation Related to Stock Units
As of March 31, 2018, the total number of non-vested stock units outstanding, including company performance awards, market performance and service condition awards and service-based awards (including service-based awards assumed in connection with acquisitions), was 5,903,199. As of March 31, 2018, there was $443.1 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 2.2 years.

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The Company performed a qualitative assessment in connection with its annual goodwill impairment test in the fourth quarter of 2017. As a result of the qualitative analysis, a quantitative impairment test was not deemed necessary. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2017. There were no changes in reporting units nor indicators of impairment during the three months ended March 31, 2018. See Note 5 for more information regarding the Company's acquisitions.
The following table presents the change in goodwill during the three months ended March 31, 2018 (in thousands):

	Balance at January 1, 2018	Additions		Other	Balance at March 31, 2018
Goodwill	$1,614,494	$48,074	(1)	$—	$1,662,568

(1)	Amount relates to preliminary purchase price allocation of goodwill associated with the 2018 Business Combination. See Note 5 for more information regarding the Company's acquisitions.
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
Intangible assets consist of the following (in thousands):

	March 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$688,241	$565,963	$663,004	$554,934
Other	226,323	192,706	222,923	189,041
Total	$914,564	$758,669	$885,927	$743,975
Amortization of product-related intangible assets, which consists primarily of product-related technologies and patents, was $11.0 million and $13.1 million for the three months ended March 31, 2018 and 2017, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $3.6 million and $3.6 million for the three months ended March 31, 2018 and 2017, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
The Company monitors its intangible assets for indicators of impairment. If the Company determines impairment has occurred, it will write-down the intangible asset to its fair value. For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows.
Estimated future amortization expense of intangible assets with finite lives as of March 31, 2018 is as follows (in thousands):

Year ending December 31,	Amount
2018 (remaining nine months)	$46,451
2019	39,561
2020	27,062
2021	13,073
2022	11,223
Thereafter	18,525
Total	$155,895
10. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.

Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017 (5)
Net revenues:
Workspace Services revenues(1)	$412,580	$400,628
Networking revenues(2)	208,623	193,420
Content Collaboration revenues(3)	44,680	38,911
Professional services(4)	31,309	29,718
Total net revenues	$697,192	$662,677

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s application virtualization products, which include XenDesktop and XenApp, the Company's enterprise mobility management products, which include XenMobile and related license updates, maintenance and subscription offerings.

(2)	Networking revenues primarily include NetScaler ADC and NetScaler SD-WAN and related license updates, maintenance and subscription offerings.

(3)	Content Collaboration revenues primarily include ShareFile, Podio and related cloud offerings.

(4)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.

(5)	Prior period amounts have not been adjusted under the modified retrospective method. See Note 2 for further information regarding the Company’s adoption of the revenue recognition standard.
Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended
	March 31,
	2018	2017 (1)
Net revenues:
Americas	$414,000	$391,346
EMEA	214,575	201,852
APJ	68,617	69,479
Total net revenues	$697,192	$662,677

(1)
As noted above, prior period amounts have not been adjusted under the modified retrospective method. See Note 2 for further information regarding the Company’s adoption of the revenue recognition standard.

11. DEBT
Senior Notes

On November 15, 2017, the Company issued $750.0 million of unsecured senior notes due December 1, 2027. The 2027 Notes accrue interest at a rate of 4.5% per annum. Interest on the 2027 Notes is due semi-annually on June 1 and December 1 of each year, beginning on June 1, 2018. The net proceeds from this offering were approximately $741.0 million, after deducting the underwriting discount and estimated offering expenses payable by the Company. Net proceeds from this offering were used to repurchase shares of the Company's common stock through an Accelerated Share Repurchase ("ASR") transaction which the Company entered into with Citibank, N.A. (the "ASR Counterparty") on November 13, 2017. The 2027 Notes will mature on December 1, 2027, unless earlier redeemed in accordance with their terms prior to such date. The Company may redeem the 2027 Notes at its option at any time in whole or from time to time in part prior to September 1, 2027 at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 2027 Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments under such 2027 Notes, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. Among other terms, under certain circumstances, holders of the 2027 Notes may require the Company to repurchase their 2027 Notes upon the occurrence of a change of control prior to maturity for cash at a repurchase price equal to 101% of the principal amount of the 2027 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date.
Credit Facility
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. As of March 31, 2018, there were no amounts outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of March 31, 2018.
Convertible Notes Offering
During 2014, the Company completed a private placement of approximately $1.44 billion principal amount of 0.500% Convertible Notes due 2019. The net proceeds from this offering were approximately $1.42 billion, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. The Company used approximately $82.6 million of the net proceeds to pay the cost of the Bond Hedges described below (after such cost was partially offset by the proceeds to the Company from the Warrant Transactions described below). The Company used the remainder of the net proceeds from the offering and a portion of its existing cash and investments to purchase an aggregate of approximately $1.5 billion of its common stock, as authorized under its share repurchase program. The Company used approximately $101.0 million to purchase shares of common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of common stock through an ASR which the Company entered into with the ASR Counterparty on April 25, 2014 (the “ASR Agreement”).
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
The conversion rate for the Convertible Notes is 13.9061 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of $71.91 per share of common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain issuer tender or exchange offers.
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
The Convertible Notes consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Liability component
Principal	$1,437,483	$1,437,483
Less: note discount and issuance costs	(41,436)	(51,159)
Net carrying amount	$1,396,047	$1,386,324

Equity component *	162,869	162,869
*Recorded in the condensed consolidated balance sheet within additional paid-in-capital.
The following table includes total interest expense recognized related to the Convertible Notes and the 2027 Notes (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Contractual interest expense	$10,235	$1,797
Amortization of debt issuance costs	1,005	1,031
Amortization of debt discount	8,665	8,410
	$19,905	$11,238
See Note 7 to the Company's condensed consolidated financial statements for fair value disclosures related to the Company's Convertible Notes and 2027 Notes.
Convertible Note Hedge and Warrant Transactions
In connection with the pricing of the Convertible Notes, the Company entered into convertible note hedge transactions relating to approximately 16.0 million shares of common stock (the "Bond Hedges") and also entered into separate warrant transactions (the "Warrant Transactions") with each of the Option Counterparties relating to approximately 16.0 million shares of common stock. As a result of the spin-off of its GoTo Business, the number of shares of the Company's common stock covered by the Bond Hedges and Warrant Transactions was adjusted to approximately 20.0 million shares.
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $95.25 per share. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market as the value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity. As of March 31, 2018, no warrants have been exercised.
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
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of March 31, 2018, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
Generally, when the dollar is weak, foreign currency denominated expenses will be higher, and these higher expenses will be partially offset by the gains realized from the Company’s hedging contracts. Conversely, if the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the losses incurred from the Company’s hedging contracts. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Gains and losses on derivatives that are designated as cash flow hedges are initially reported as a component of Accumulated other comprehensive loss and are subsequently recognized in income when the hedged exposure is recognized in income. Gains and losses from changes in fair values of derivatives that are not designated as hedges are recognized in Other (expense) income, net.
The total cumulative unrealized gain on cash flow derivative instruments was $1.6 million at March 31, 2018, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The total cumulative unrealized gain on cash flow derivative instruments was $2.2 million at December 31, 2017, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 13 for more information related to comprehensive income. The net unrealized gain as of March 31, 2018 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,096	Prepaid expenses and other current assets	$2,481	Accrued expenses and other current liabilities	$349	Accrued expenses and other current liabilities	$110

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$210	Prepaid expenses and other current assets	$17	Accrued expenses and other current liabilities	$163	Accrued expenses and other current liabilities	$704

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended March 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2018	2017		2018	2017
Foreign currency forward contracts	$(527)	$3,665	Operating expenses	$1,219	$(1,672)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended March 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2018	2017
Foreign currency forward contracts	Other (expense) income, net	$(3,559)	$(3,087)

Outstanding Foreign Currency Forward Contracts
As of March 31, 2018, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 8,000
Brazilian Real	BRL 18,000
Pounds Sterling	GBP 4,900
Canadian Dollar	CAD 1,850
Chinese Yuan Renminbi	CNY 40,577
Danish Krone	DKK 28,262
Euro	EUR 4,836
Hong Kong Dollar	HKD 9,100
Indian Rupee	INR 282,000
Japanese Yen	JPY 2,275,000
Korean Won	KRW 2,357,000
Singapore Dollar	SGD 9,400
Swiss Franc	CHF 21,750
13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized gain (loss) on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2017	$(2,946)	$(6,666)	$2,158	$(3,352)	$(10,806)
Other comprehensive loss before reclassifications	—	(4,542)	692	—	(3,850)
Amounts reclassified from accumulated other comprehensive loss	—	1,001	(1,219)	—	(218)
Net current period other comprehensive loss	—	(3,541)	(527)	—	(4,068)
Balance at March 31, 2018	$(2,946)	$(10,207)	$1,631	$(3,352)	$(14,874)
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended March 31, 2018
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net losses on available-for-sale securities	$1,001	Other (expense) income, net
Unrealized net gains on cash flow hedges	(1,219)	Operating expenses *
	$(218)
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
The SEC staff acknowledged the challenges companies face incorporating the effects of the 2017 Tax Act by their financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act. At March 31, 2018, the Company has not completed its accounting for all of the tax effects of the 2017 Tax Act. However, the Company made a reasonable estimate of certain effects of the 2017 Tax Act. The Company considers all of these amounts to be provisional due to the complexity of the calculations and pending authoritative guidance. The Company will continue to evaluate the data and guidance to refine the income tax impact of the 2017 Tax Act. Pursuant to SAB 118, the Company will complete the accounting for the tax effects of all of the provisions of the 2017 Tax Act within the required measurement period not to extend beyond one year from the enactment date.
The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of March 31, 2018, because the Company is still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, the Company included federal and state GILTI provisional amounts related to current-year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.
The Company’s continuing operations effective tax rate was 4.4% and 41.4% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate when comparing the three months ended March 31, 2018 to the three months ended March 31, 2017 was generally due to tax charges unique to the period ended March 31, 2017 because of the separation of the GoTo Business and the lower U.S. corporate tax rate effective January 1, 2018. Items specific to the current period further reduced the Company's effective rate relative to the U.S. federal statutory rate, primarily due to the discrete tax benefits for share-based payments.
The Company’s net unrecognized tax benefits totaled $81.1 million and $77.8 million as of March 31, 2018 and December 31, 2017, respectively. All amounts included in the balance at March 31, 2018 for tax positions would affect the annual effective tax rate if recognized. The Company accrued $3.4 million for the payment of interest as of March 31, 2018.
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is currently no longer under U.S. federal income tax examination. With few exceptions, the Company is generally not under examination for state and local income tax, or in non-U.S. jurisdictions, by tax authorities for years prior to 2014.
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

At March 31, 2018, the Company had $101.1 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
The Company’s effective tax rate generally differs from the U.S. federal statutory rate primarily due to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. From time to time, there may be other items that impact the Company's effective tax rate, such as the items specific to the current period discussed above.
15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $8.5 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2018, $679.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
In November 2017, the Company purchased $750.0 million of shares of its common stock through the ASR Agreement with the ASR Counterparty. The Company paid $750.0 million to the ASR Counterparty under the ASR agreement and received approximately 7.1 million shares of its common stock from the ASR Counterparty, which represented 80 percent of the value of the shares to be repurchased pursuant to the ASR Agreement. The total number of shares of common stock that the Company repurchased under the ASR Agreement was based on the average of the daily volume-weighted average prices of its common stock during the term of the ASR Agreement, less a discount. Final settlement of the ASR agreement was completed in January 2018 and the Company received delivery of an additional 1.4 million shares of its common stock.
In February 2018, the Company entered into an ASR transaction with Goldman Sachs & Co. LLC (“Dealer”) to pay an aggregate of $750.0 million in exchange for the delivery of approximately 6.5 million shares of its common stock based on current market prices. The purchase price per share under the ASR is subject to adjustment and is expected to equal the volume-weighted average price of the Company's common stock during the term of the ASR, less a discount. The exact number of shares repurchased pursuant to the ASR will be determined based on such purchase price. The ASR was entered into pursuant to the Company's existing share repurchase program. Final settlement of the ASR agreement was completed in April 2018 and the Company received delivery of 1.6 million additional shares of its common stock.
During the three months ended March 31, 2018, the Company had no additional open market purchases of its common stock.
During the three months ended March 31, 2017, the Company expended approximately $500.0 million on open market purchases under the stock repurchase program, repurchasing 6.4 million shares of commons stock at an average price of $78.13.
Shares for Tax Withholding
During the three months ended March 31, 2018, the Company withheld 0.5 million shares from equity awards that vested, totaling $46.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three months ended March 31, 2017, the Company withheld 0.7 million shares from equity awards that vested, totaling $57.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.

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
Due to the nature of the Company's business, the Company is subject to patent infringement claims, including current litigation alleging infringement by various Company solutions and services. The Company believes that it has meritorious defenses to the allegations made in its pending litigation and intends to vigorously defend itself; however, it is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, the Company believes that it is not reasonably possible that the ultimate outcomes will materially and adversely affect its business, financial position, results of operations or cash flows.
Guarantees
The authoritative guidance requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of the authoritative guidance, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has not made material payments pursuant to these provisions. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.
17. RESTRUCTURING
The Company has implemented multiple restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which has resulted in workforce reductions and the consolidation of certain leased facilities.
For the three months ended March 31, 2018 and 2017, restructuring charges from continuing operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Employee severance and related costs	$1,041	$6,446
Consolidation of leased facilities	5,146	1,540
Total Restructuring charges	$6,187	$7,986
During the three months ended March 31, 2018, the Company incurred costs of $1.0 million related to its initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. In addition, the Company incurred costs of $5.1 million related to the consolidation of leased facilities. The charges related to employee severance were substantially completed as of the first quarter of 2018, however, the Company could continue to incur lease losses related to the consolidation of leased facilities during fiscal year 2018.

Restructuring accruals
The activity in the Company’s restructuring accruals for the three months ended March 31, 2018 is summarized as follows (in thousands):

Total
Balance at January 1, 2018	$55,283
Restructuring charges	6,187
Payments	(16,069)
Balance at March 31, 2018	$45,401
As of March 31, 2018, the $45.4 million in outstanding restructuring accruals primarily relate to future payments for leased facilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth initiatives, our transition to a subscription-based business model, financial information and results of operations for future periods, product development, and offerings of products and services, customer demand, seasonal factors, restructuring activities, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax rates, estimates and other matters, the expected benefits of acquisitions, changes in accounting rules or guidance, changes in domestic and foreign economic conditions, liquidity and debt obligations, share repurchase activity, litigation and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
Executive Summary
During the three months ended March 31, 2018, we continued to see an increasing shift in the way customers are purchasing our solutions, evolving towards a more subscription-based business model. The acceleration in the adoption of Citrix cloud services and subscription-based offerings contributed to our strong financial results during the quarter. In addition, we have maintained a disciplined approach to spending, while beginning to invest more into demand generation, sales capacity in order to support our growth and transition and cloud infrastructure.
We expect our transition to a subscription-based business model to provide financial and operational benefits to Citrix by increasing customer life-time-value, expanding our customer use-cases and innovation opportunities, and extending the use of Citrix services to securely deliver a broader array of applications, including Web, software-as-a-service (SaaS) apps and services.

On February 2, 2018, we entered into an Accelerated Share Repurchase, or ASR, transaction with Goldman Sachs & Co. LLC (“Dealer”) to pay an aggregate of $750.0 million in exchange for the delivery of approximately 6.5 million shares of our common stock based on current market prices. The purchase price per share under the ASR is subject to adjustment and is expected to equal the volume-weighted average price of our common stock during the term of the ASR, less a discount. The exact number of shares repurchased pursuant to the ASR will be determined based on such purchase price. The ASR was entered into pursuant to our existing share repurchase program. Final settlement of the ASR agreement was completed in April 2018 and we received delivery of an additional 1.6 million shares of our common stock.
Reclassifications
Beginning in the first quarter of fiscal year 2018, we revised our presentation of revenue to align with our subscription business model transition as follows: (1) subscription revenue, which includes revenue from our cloud services offerings and on-premise subscriptions as well as revenue from our CSP offerings; (2) product and license revenue from perpetual product offerings; and (3) support and services revenue for perpetual product and license offerings. See Note 2 to our condensed consolidated financial statements for more information regarding the reclassifications described above.
Summary of Results
For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, a summary of our results from continuing operations included:

•	Subscription revenue increased 49.3% to $103.2 million;

•	Product and license revenue decreased 6.0% to $160.7 million;

•	Support and services revenue increased 2.5% to $433.3 million;

•	Gross margin as a percentage of revenue remained consistent at 84.5%;

•	Operating income from continuing operations increased 35.0% to $165.6 million;

•	Diluted net income per share from continuing operations increased 125.0% to $0.99; and

•	Unbilled revenue increased $53.8 million to $85.3 million.
Our Subscription revenue increased primarily due to increased sales of our Content Collaboration offerings and our Workspace Services and Networking offerings delivered via the cloud. Our Product and license revenue decreased primarily due to lower sales of our Workspace Services perpetual offerings, as we focus on transitioning our customers to the cloud, partially offset by an increase in sales of our Networking products. The increase in Support and services revenue was primarily due to increased sales of maintenance revenues across our Workspace Services perpetual offerings as our customers migrate to our Customer Success Service offerings. We currently expect total revenue to increase when comparing the second quarter of 2018 to the second quarter of 2017. The increase in operating income from continuing operations was primarily due to a higher gross margin driven by an increase in sales and lower operating expenses. The increase in diluted net income per share from continuing operations was primarily due to additional tax charges related to the separation of the GoTo Business in the first quarter of 2017, the impact of tax benefits for share-based payments to employees and the tax law changes effective January 1, 2018, as well as a decrease in the number of weighted average shares outstanding due to share repurchases. These increases were partially offset by an increase in interest expense related to our 2027 Notes.
2018 Business Combination
On February 6, 2018, we acquired all of the issued and outstanding securities of Cedexis, Inc. (“Cedexis”) whose solution is a real-time data driven service for dynamically optimizing the flow of traffic across public clouds and data centers that provides a dynamic and reliable way to route and manage Internet performance for customers moving towards hybrid and multi-cloud deployments. The total preliminary cash consideration for this transaction was approximately $66.3 million, net of $6.0 million cash acquired. Transaction costs associated with the acquisition were not significant.
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

Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2017, or the Annual Report, and Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies disclosed in the Annual Report, other than updates related to the adoption of the new revenue standard. See Note 3 to our condensed consolidated financial statements for more information related to revenue recognition.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2018
	2018	2017	vs. March 31, 2017
Revenues:
Subscription	$103,158	$69,090	49.3%
Product and license	160,697	170,899	(6.0)
Support and services	433,337	422,688	2.5
Total net revenues	697,192	662,677	5.2
Cost of net revenues:
Cost of subscription, support and services	63,385	59,659	6.2
Cost of product and license revenues	33,872	29,711	14.0
Amortization of product related intangible assets	11,029	13,088	(15.7)
Total cost of net revenues	108,286	102,458	5.7
Gross margin	588,906	560,219	5.1
Operating expenses:
Research and development	98,550	102,669	(4.0)
Sales, marketing and services	251,213	246,765	1.8
General and administrative	63,727	76,509	(16.7)
Amortization of other intangible assets	3,666	3,646	0.5
Restructuring	6,187	7,986	(22.5)
Total operating expenses	423,343	437,575	(3.3)
Income from operations	165,563	122,644	35.0
Interest income	8,731	5,612	55.6
Interest expense	(20,336)	(11,553)	76.0
Other (expense) income, net	(3,012)	3,326	(190.6)
Income from continuing operations before income taxes	150,946	120,029	25.8
Income tax expense	6,687	49,704	(86.5)
Income from continuing operations	144,259	70,325	105.1
(Loss) from discontinued operations, net of income taxes	—	(42,704)	(100.0)
Net income	$144,259	$27,621	422.3
Revenues
Net revenues include Subscription, Product and license and Support and services revenues.
Subscription revenue relates to fees which are recognized ratably over the contractual term, and primarily consists of fees related to our Content Collaboration offerings, as well as fees related to our Workspace Services and Networking offerings and products delivered via the cloud inclusive of the related license updates and maintenance as applicable. In addition, our CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.
Product and license revenue primarily represents fees related to the perpetual licensing of the following major solutions:

•
Workspace Services is primarily comprised of our Application Virtualization solutions which include XenDesktop and XenApp, our Enterprise Mobility Management solutions which include XenMobile solutions and Citrix Workspace; and

•	Networking products which primarily includes NetScaler ADC and NetScaler SD-WAN.

We offer incentive programs to our VADs and VARs to stimulate demand for our solutions. Product and license revenues associated with these programs are partially offset by these incentives to our VADs and VARs.
Support and services revenue consists of maintenance and support fees related to the following offerings:

•
Customer Success Services, which gives customers a choice of tiered support offerings that combine the elements of product version upgrades, guidance, enablement, support and proactive monitoring to help our customers and our partners fully realize their business goals. Fees associated with this offering are recognized ratably over the term of the contract; and

•	Maintenance for our perpetual Networking products, which include technical support and hardware and software maintenance, are recognized ratably over the contract term; and

•	Fees from consulting services related to the implementation of our solutions, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2018
	2018	2017	vs. March 31, 2017
	(in thousands)
Subscription	$103,158	$69,090	$34,068
Product and license	160,697	170,899	(10,202)
Support and services	433,337	422,688	10,649
Total net revenues	$697,192	$662,677	$34,515
Subscription
Subscription revenue increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to increased sales of our Content Collaboration offerings of $21.2 million and our Workspace Services and Networking offerings of $12.9 million. The increase in our Workspace Services and Networking offerings was primarily driven by the upfront recognition of on-premise subscription revenue during the first quarter of fiscal year 2018 under the new revenue accounting guidance. See Notes 2 and 3 to our condensed consolidated financial statements for detailed information related to our adoption of the new revenue standard. We currently expect our Subscription revenue to increase when comparing the second quarter of 2018 to the second quarter of 2017 as customers continue to shift to our cloud-based solutions.
Product and license
Product and license revenue decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to lower sales of our perpetual Workspace Services solutions of $14.0 million, partially offset by an increase in our perpetual Networking products of $4.6 million. We currently expect Product and license revenue to remain consistent when comparing the second quarter of 2018 to the second quarter of 2017.
Support and services
Support and services revenue increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily driven by increased sales of maintenance revenues across our perpetual Workspace Services solutions. We currently expect Support and services revenue to increase when comparing the second quarter of 2018 to the second quarter of 2017 as our customers migrate to our Customer Success Service offerings.
Deferred Revenue
Deferred revenues are primarily comprised of Support and services revenue from maintenance fees, which include software and hardware maintenance, technical support related to our perpetual offerings and services revenue related to our consulting contracts. Deferred revenues also include Subscription revenue from our Content Collaboration and cloud-based subscription offerings.
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
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition and is recognized in our condensed consolidated balance sheet and statements of income as the revenue recognition criteria are met. Unbilled revenue primarily represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in accounts receivable and deferred revenue within our financial statements. Deferred revenue and unbilled revenue are influenced by several factors, including new business seasonality within the year, the specific timing, size and duration of customer subscription agreements, varying billing cycles of subscription agreements, and invoice timing. Fluctuations in unbilled revenue may not be a reliable indicator of future performance and the related revenue associated with these contractual commitments.
Deferred revenues decreased $179.1 million as of March 31, 2018 compared to December 31, 2017 primarily from the cumulative effect from the upfront recognition of term licenses and the general requirement to allocate the transaction price on a relative stand-alone selling price of $99.9 million under the new revenue recognition guidance. See Notes 2 and 3 to our condensed consolidated financial statements for detailed information related to our adoption of the new revenue standard. The remainder of the decrease primarily relates to maintenance and support mostly attributable to seasonality.
International Revenues
International revenues (sales outside the United States) accounted for 45.0% of our net revenues for the three months ended March 31, 2018 and 45.3% of our net revenues for the three months ended March 31, 2017. The decrease in our international revenues as a percentage of our net revenues for three months ended March 31, 2018 compared to the three months ended March 31, 2017 was not significant. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Cost of Net Revenues

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2018
	2018	2017	vs. March 31, 2017
	(In thousands)
Cost of subscription, support and services revenues	$63,385	$59,659	$3,726
Cost of product and license revenues	33,872	29,711	4,161
Amortization of product related intangible assets	11,029	13,088	(2,059)
Total cost of net revenues	$108,286	$102,458	$5,828
Cost of subscription, support and services revenues consists primarily of compensation and other personnel-related costs of providing technical support, consulting and cloud capacity costs, as well as the costs related to providing our SaaS offerings. Cost of product and license revenues consists primarily of hardware, shipping expense, royalties, product media and duplication, manuals and packaging materials. Also included in Cost of net revenues is amortization of product related intangible assets.
Cost of subscription, support and services revenues increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in sales from our consulting services. We currently expect Cost of subscription, support and services revenues to increase when comparing the second quarter of 2018 to the second quarter of 2017, consistent with the expected increases in Subscription revenue and Support and services revenue as discussed above.
Cost of product and license revenues increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to higher overall sales of our Networking products, which contains hardware components that have a higher cost than our software products. We currently expect Cost of product and license revenues to remain consistent when comparing the second quarter of 2018 to the second quarter of 2017.
Amortization of product related intangible assets decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to lower amortization of certain intangible assets becoming fully amortized.

Gross Margin
Gross margin as a percentage of revenue was 84.5% for the three months ended March 31, 2018, and 84.5% for the three months ended March 31, 2017. The change in gross margin when comparing the three months ended March 31, 2018 to March 31, 2017 was not significant.
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
Research and Development Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2018
	2018	2017	vs. March 31, 2017
	(In thousands)
Research and development	$98,550	$102,669	$(4,119)
Research and development expenses consisted primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses decreased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a decrease in compensation and other employee-related costs of $5.3 million related to a net decrease in headcount, partially offset by an increase in cloud capacity costs of $2.1 million.
Sales, Marketing and Services Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2018
	2018	2017	vs. March 31, 2017
	(In thousands)
Sales, marketing and services	$251,213	$246,765	$4,448
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
Sales, marketing and services expenses increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in compensation and other employee-related costs of $7.3 million due to our investment in sales capacity and demand generation, partially offset by a decrease in variable compensation of $3.3 million as a result of accounting for contract acquisition costs under the new revenue accounting guidance, which was adopted on January 1, 2018. See Notes 2 and 3 to our condensed consolidated financial statements for detailed information related to our adoption of the new revenue standard.

General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2018
	2018	2017	vs. March 31, 2017
	(In thousands)
General and administrative	$63,727	$76,509	$(12,782)
General and administrative expenses consisted primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses decreased primarily due to a decrease in professional fees of $5.2 million, a decrease in stock-based compensation of $3.1 million and a decrease in compensation and other employee-related costs of $2.5 million primarily related to a net decrease in headcount for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Restructuring Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2018
	2018	2017	vs. March 31, 2017
	(In thousands)
Restructuring	$6,187	$7,986	$(1,799)
During the three months ended March 31, 2018, we incurred costs of $1.0 million related to our initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. In addition, we incurred costs of $5.1 million related to the consolidation of leased facilities. The charges related to employee severance were substantially completed as of the first quarter of 2018; however, we could continue to incur lease losses related to the consolidation of leased facilities during fiscal year 2018.
2018 Operating Expense Outlook
When comparing the second quarter of 2018 to the second quarter of 2017, we currently expect Operating expenses to decrease slightly overall, primarily in general and administrative and research and development partially offset by our continued investment in demand generation, sales capacity in order to support our growth and transition and cloud infrastructure.
Interest Income

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2018
	2018	2017	vs. March 31, 2017
	(In thousands)
Interest income	$8,731	$5,612	$3,119
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to overall balances and higher yields on investments. See Note 6 to our condensed consolidated financial statements for additional details regarding our investments.

Interest Expense

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2018
	2018	2017	vs. March 31, 2017
	(In thousands)
Interest expense	$(20,336)	$(11,553)	$(8,783)
Interest expense primarily consists of interest paid on our Convertible Senior notes, 2027 Notes and our credit facility. Interest expense increased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to borrowings related to our 2027 Notes. See Note 11 to our condensed consolidated financial statements for additional details regarding debt.
Other (Expense) Income, Net

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2018
	2018	2017	vs. March 31, 2017
	(In thousands)
Other (expense) income, net	$(3,012)	$3,326	$(6,338)
Other (expense) income, net is primarily comprised of gains (losses) from remeasurement of foreign currency transaction, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other (expense) income, net during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is primarily driven by an increase in net losses on remeasurement and settlements of foreign currency transactions of $4.0 million and a decrease in gains from sales of our strategic investments of $1.6 million.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States.
On December 22, 2017, President Donald Trump signed the Tax Cuts and Jobs Act (the “2017 Tax Act”) into law effective January 1, 2018. The 2017 Tax Act significantly revised the U.S. tax code by, in part but not limited to: reducing the U.S. corporate maximum tax rate from 35% to 21%, imposing a mandatory one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, modifying executive compensation deduction limitations, and repealing the deduction for domestic production activities. Under Accounting Standards Codification 740, Income Taxes, we must recognize the effects of tax law changes in the period in which the new legislation is enacted.

The SEC staff acknowledged the challenges companies face incorporating the effects of the 2017 Tax Act by their financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act. At March 31, 2018, we have not completed our accounting for all of the tax effects of the 2017 Tax Act. However, we made a reasonable estimate of certain effects of the 2017 Tax Act. We consider all of these amounts to be provisional due to the complexity of the calculations and pending authoritative guidance. We will continue to evaluate the data and guidance to refine the income tax impact of the 2017 Tax Act. Pursuant to SAB 118, we will complete the accounting for the tax effects of all of the provisions of the 2017 Tax Act within the required measurement period not to extend beyond one year from the enactment date.
The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. As of March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we included federal and state GILTI provisional amounts related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.
Our continuing operations effective tax rate was 4.4% and 41.4% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate when comparing the three months ended March 31, 2018 to the three months ended March 31, 2017 was generally due to tax charges unique to the period ended March 31, 2017 because of the separation of the GoTo Business and the lower U.S. corporate tax rate effective January 1, 2018. Items specific to the current period further reduced our effective rate relative to the U.S. federal statutory rate, primarily due to the discrete tax benefits for share-based payments.
Our net unrecognized tax benefits totaled $81.1 million and $77.8 million as of March 31, 2018 and December 31, 2017, respectively. All amounts included in the balance at March 31, 2018 for tax positions would affect the annual effective tax rate if recognized. We have $3.4 million accrued for the payment of interest as of March 31, 2018.
We and one or more of our subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. We are currently no longer subject to U.S. federal income tax examination. With few exceptions, we are generally not under examination for state and local income tax, or non-U.S. jurisdictions by tax authorities for years prior to 2014.
In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain; thus, judgment is required in determining the worldwide provision for income taxes. We provide for income taxes on transactions based on our estimate of the probable liability. We adjust the provision as appropriate for changes that impact our underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which we operate, it is possible that our estimate of our tax liability and the realizability of our deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition or cash flows.
At March 31, 2018, we had $101.1 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
Our effective tax rate generally differs from the U.S. federal statutory rate primarily due to lower tax rates on earnings generated by our foreign operations that are taxed primarily in Switzerland. From time to time, there may be other items that impact our effective tax rate, such as the items specific to the current period discussed above.

Liquidity and Capital Resources
During the three months ended March 31, 2018, we generated continuing operating cash flows of $357.9 million. These continuing operating cash flows related primarily to net income from continuing operations of $144.3 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $41.9 million, stock-based compensation expense of $35.7 million, and deferred income tax expense of $8.2 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $116.4 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an inflow in accounts receivable of $285.1 million driven by an increase in collections from higher prior period bookings. This inflow is partially offset by changes in deferred revenue of $79.9 million mostly due to the upfront recognition of term licenses per the new revenue standard as well as seasonality, changes in accrued expenses and other liabilities of $52.7 million primarily due to the increase in the non-current portion of capitalized commissions under the new revenue standard and changes in employee-related accruals, changes in income taxes, net of $36.0 million mostly due to a decrease in income taxes payable and changes in deferred taxes, and changes in prepaid expenses and other current assets of $13.5 million. Our continuing investing activities provided $248.5 million of cash consisting primarily of cash received from the net proceeds from the sale of investments of $331.4 million, partially offset by cash paid for acquisitions of $66.3 million and cash paid for the purchase of property and equipment of $16.0 million. Our financing activities used cash of $769.2 million primarily due to cash paid for stock repurchases of $600.0 million, amounts paid for, but not settled under our accelerated stock repurchase program of $150.0 million and cash paid for tax withholding on vested stock awards of $13.6 million.
During the three months ended March 31, 2017, we generated continuing operating cash flows of $291.5 million. These continuing operating cash flows related primarily to net income from continuing operations of $70.3 million, adjusted for, among other things, deferred income tax expense of $67.5 million, non-cash charges, depreciation and amortization expenses of $39.9 million, and stock-based compensation expense of $34.8 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $72.8 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an inflow in accounts receivable of $197.4 million driven by an increase in collections from higher prior period bookings. These inflows are partially offset by changes in income taxes, net of $30.2 million mostly due to an increase in prepaid taxes and a decrease in income taxes payable, changes in accrued expenses and other liabilities of $28.0 million primarily due to a decrease in employee-related accruals, changes in deferred revenue of $26.1 million, and a decrease in prepaid expenses and other current assets of $22.7 million. Our continuing investing activities provided $168.6 million of cash consisting primarily of net proceeds from the sale of investments of $250.8 million, partially offset by cash paid for acquisitions of $60.4 million and cash paid for the purchase of property and equipment of $19.7 million. Our financing activities used cash of $466.5 million primarily due to cash paid for stock repurchases of $500.0 million, cash paid for tax withholding on vested stock awards of $34.9 million, and the transfer of cash to the GoTo Business resulting from the separation of $28.5 million, partially offset by proceeds from the credit facility of $100.0 million.
Senior Notes
On November 15, 2017, we issued $750.0 million of the 2027 Notes. The 2027 Notes accrue interest at a rate of 4.5% per annum. Interest on the 2027 Notes is due semi-annually on June 1 and December 1 of each year, beginning on June 1, 2018. The net proceeds from this offering were approximately $741.0 million, after deducting the underwriting discount and estimated offering expenses payable by us. Net proceeds from this offering were used to repurchase shares of our common stock through an ASR transaction which we entered into with the ASR Counterparty on November 13, 2017. The 2027 Notes will mature on December 1, 2027, unless redeemed or repurchased in accordance with their terms prior to such date. We may redeem the 2027 Notes at our option at any time in whole or from time to time in part prior to September 1, 2027 at a redemption price equal to the greater of (a) 100% of the aggregate principal amount of the 2027 Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments under such 2027 Notes, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. Among other terms, under certain circumstances, holders of the 2027 Notes may require us to repurchase their 2027 Notes upon the occurrence of a change of control prior to maturity for cash at a repurchase price equal to 101% of the principal amount of the 2027 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date. See Note 11 to our condensed consolidated financial statements for additional details on the 2027 Notes.
Credit Facility
On January 7, 2015, we entered into a credit agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement. As of March 31, 2018, there was no amount outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. We were in compliance with these covenants as of March 31, 2018. In addition, the Credit Agreement contains customary representations and warranties. Please see Note 11 to our condensed consolidated financial statements for additional details on our Credit Agreement.
Convertible Notes Offering
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
We used the remainder of the net proceeds from the offering and a portion of our existing cash and investments to purchase an aggregate of approximately $1.5 billion of our common stock under our share repurchase program. We used approximately $101.0 million to purchase shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of our common stock through an accelerated share repurchase transaction, which we entered into with Citibank, N.A., or Citibank, on April 25, 2014, and which is discussed in further detail in Note 11 to our consolidated financial statements.
The conversion period for the Convertible Notes that commenced on October 10, 2016 in connection with the structure of the Reverse Morris Trust transaction with LogMeIn, Inc. involving the GoTo Business, terminated as of the close of business on January 31, 2017. As a result, the Convertible Notes were reclassified to Other liabilities from Current liabilities and the amount previously recorded as Temporary equity was reclassified to permanent equity as of January 31, 2017. The Distribution also resulted in an adjustment to the conversion rate for the Convertible Notes under the terms of the related indenture. As a result of this adjustment, the conversion rate for the Convertible Notes in effect as of the opening of business on February 1, 2017 was 13.9061 shares of our common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of approximately $71.91 per share of common stock. Corresponding adjustments were made to the conversion rates for the Convertible Note Hedge and Warrant Transactions as of the opening of business on February 1, 2017.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2018. We believe that our existing cash and investments together with cash flows expected from continuing operations will be sufficient to meet expected operating and capital expenditure requirements for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions, potential redemption of our Convertible Notes and for general corporate purposes.
Cash, Cash Equivalents and Investments

	March 31, 2018	December 31, 2017	2018 Compared to 2017
	(In thousands)
Cash, cash equivalents and investments	$2,238,618	$2,731,974	$(493,356)

The decrease in Cash, cash equivalents and investments when comparing March 31, 2018 to December 31, 2017, is primarily due to cash paid for stock repurchases of $600.0 million and amounts paid for, but not settled under our accelerated stock repurchase program of $150.0 million, cash paid for acquisitions of $66.3 million and property and equipment of $16.0 million and cash paid for tax withholding on vested stock awards of $13.6 million, partially offset by cash provided by our continuing operating activities of $357.9 million.
As of March 31, 2018, $1.13 billion of the $2.24 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. As a result of the 2017 Tax Act, the cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. State income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Accounts Receivable, Net

	March 31, 2018	December 31, 2017	2018 Compared to 2017
	(In thousands)
Accounts receivable	$431,510	$717,180	$(285,670)
Allowance for returns	(923)	(1,225)	302
Allowance for doubtful accounts	(2,697)	(3,420)	723
Accounts receivable, net	$427,890	$712,535	$(284,645)
The decrease in Accounts receivable, net, when comparing March 31, 2018 to December 31, 2017 was primarily due to an increase in collections from prior period bookings. The activity in our Allowance for returns was comprised primarily of $1.2 million in credits issued for returns, partially offset by $0.9 million of provisions for returns recorded during the three months ended March 31, 2018. The activity in our Allowance for doubtful accounts was comprised primarily of $1.9 million of uncollectible accounts written off, net of recoveries, partially offset by $0.9 million in provisions for doubtful accounts and $0.3 million from acquisitions during the three months ended March 31, 2018. From time to time, we could maintain individually significant accounts receivable balances from our distributors or customers, which are comprised of large business enterprises, governments and small and medium-sized businesses. If the financial condition of our distributors or customers deteriorates, our operating results could be adversely affected.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $8.5 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At March 31, 2018, $679.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
In November 2017, we purchased $750.0 million shares of our common stock through our ASR agreement with the ASR Counterparty. We paid $750.0 million to the ASR Counterparty under the ASR agreement and received approximately 7.1 million shares of our common stock from the ASR Counterparty, which represented 80 percent of the value of the shares to be repurchased pursuant to the ASR Agreement. The total number of shares of common stock that we repurchased under the ASR Agreement was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, less a discount. Final settlement of the ASR agreement was completed in January 2018 and we received delivery of an additional 1.4 million shares of our common stock.
In February 2018, we entered into an ASR transaction with Goldman Sachs & Co. LLC to pay an aggregate of $750.0 million in exchange for the delivery of approximately 6.5 million shares of our common stock based on current market prices. The purchase price per share under the ASR is subject to adjustment and is expected to equal the volume-weighted average price of our common stock during the term of the ASR, less a discount. The exact number of shares repurchased pursuant to the ASR will be determined based on such purchase price. The ASR was entered into pursuant to our existing share repurchase program. Final settlement of the ASR agreement was completed in April 2018 and we received delivery of an additional 1.6 million shares of our common stock.

During the three months ended March 31, 2018, we had no additional open market purchases of our common stock.
During the three months ended March 31, 2017, we expended approximately $500.0 million on open market purchases under the stock repurchase program, repurchasing 6.4 million shares of commons stock at an average price of $78.13.
Shares for Tax Withholding
During the three months ended March 31, 2018, we withheld 0.5 million shares from equity awards that vested, totaling $46.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three months ended March 31, 2017, we withheld 0.7 million shares from equity awards that vested, totaling $57.0 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended March 31, 2018 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2018, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2018, we implemented certain internal controls related to the evaluation of our contracts and the assessment of the impact of the new revenue recognition standard, ASC 606, on our financial statements to facilitate its adoption effective January 1, 2018. In addition, we have made some changes to certain internal controls to reflect new systems and processes that were implemented as a result of the adoption of ASC 606. Except for the implementation of certain internal controls related to the adoption of ASC 606, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission on February 16, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $8.5 billion. The objective of the stock repurchase program is to improve stockholders’ returns. As of March 31, 2018, $679.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended March 31, 2018:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (4)
January 1, 2018 through January 31, 2018	1,382,614	(2)		1,371,495	$1,279,049
February 1, 2018 through February 28, 2018	6,639,148	92.19	(3)	6,508,298	679,049
March 1, 2018 through March 31, 2018	365,305	92.77		—	679,049
Total	8,387,067			7,879,793	679,049

(1)
Represents approximately 7.9 million shares from the ASR agreements described below and 0.5 million shares withheld from restricted stock units that vested in the first quarter of 2018 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.

(2)
In November 2017, we purchased $750.0 million of shares of our common stock through our ASR Agreement with the ASR Counterparty. We paid $750.0 million to the ASR Counterparty under the ASR agreement and received approximately 7.1 million shares of our common stock from the ASR Counterparty, which represented 80 percent of the value of the shares to be repurchased pursuant to the ASR Agreement. The total number of shares of common stock that we repurchased under the ASR Agreement was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, less a discount. Final settlement of the ASR agreement was completed in January 2018 and we received delivery of an additional 1.4 million shares of our common stock. In total, 8.5 million shares were repurchased under this ASR at an average repurchase price of $88.19.

(3)
In February 2018, we entered into an ASR transaction with Goldman Sachs & Co. LLC (“Dealer”) to pay an aggregate of $750.0 million in exchange for the delivery of approximately 6.5 million shares of our common stock based on current market prices. The purchase price per share under the ASR is subject to adjustment and is expected to equal the volume-weighted average price of our common stock during the term of the ASR, less a discount. The exact number of shares repurchased pursuant to the ASR will be determined based on such purchase price. The ASR was entered into pursuant to our existing share repurchase program. Final settlement of the ASR agreement was completed in April 2018 and we received delivery of an additional 1.6 million shares of our common stock.

(4)
Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 5.	OTHER INFORMATION

Our policy governing transactions in Citrix securities by our directors, officers and employees permits our directors, officers and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that David J. Henshall, our President and Chief Executive Officer, entered into a new trading plan in the first quarter of 2018 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

3.1	Amended and Restated By-laws of Citrix Systems, Inc., effective as of March 7, 2018 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on March 12, 2018)

10.1†*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards - 2018 Annual Awards)

10.2†*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - 2018 Annual Awards)

10.3†*	Form of Amendment to Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017)

10.4†*	Form of Amendment to Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017)

10.5†*	Form of Amendment to Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017)

10.6†*	Form of Amendment to Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017)

10.7†*	Restricted Stock Unit Agreement with Robert M. Calderoni under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Award - January 2018)

10.8†*	Amendment to Citrix Systems, Inc. 2014 Amended and Restated Equity Incentive Plan

10.9†*	Executive Agreement, dated February 1, 2018 by and between the Company and Andrew Del Matto

10.10
Master Confirmation between Goldman Sachs & Co. LLC and Citrix Systems, Inc., dated February 2, 2018 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on February 5, 2018)

12.1†	Computation of Ratio of Earnings to Fixed Charges

31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of May, 2018.

CITRIX SYSTEMS, INC.

By:	/s/ ANDREW DEL MATTO
Andrew Del Matto
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)