Form 10-Q
period 2018-06-30
CITRIX SYSTEMS INC
filed 2018-08-03
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2018, there were 135,658,446 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2018

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$1,021,708	$1,115,130
Short-term investments, available-for-sale	487,367	632,516
Accounts receivable, net of allowances of $3,737 and $4,645 at June 30, 2018 and December 31, 2017, respectively	528,386	712,535
Inventories, net	20,282	13,912
Prepaid expenses and other current assets	208,648	147,330
Total current assets	2,266,391	2,621,423
Long-term investments, available-for-sale	825,444	984,328
Property and equipment, net	246,025	252,932
Goodwill	1,662,438	1,614,494
Other intangible assets, net	141,989	141,952
Deferred tax assets, net	119,760	152,362
Other assets	104,015	52,685
Total assets	$5,366,062	$5,820,176
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$86,533	$66,893
Accrued expenses and other current liabilities	277,275	277,679
Income taxes payable	1,261	34,033
Current portion of convertible notes	1,406,157	—
Current portion of deferred revenues	1,243,032	1,308,474
Total current liabilities	3,014,258	1,687,079
Long-term portion of deferred revenues	480,942	555,769
Long-term debt	741,277	2,127,474
Long-term income taxes payable	321,651	335,457
Other liabilities	143,677	121,936
Commitments and contingencies
Temporary equity from convertible notes	28,081	—
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 307,662 and 305,751 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	308	306
Additional paid-in capital	5,116,339	4,883,670
Retained earnings	3,893,354	3,509,484
Accumulated other comprehensive loss	(18,718)	(10,806)
	8,991,283	8,382,654
Less - common stock in treasury, at cost (172,244 and 162,044 shares at June 30, 2018 and December 31, 2017, respectively)	(8,355,107)	(7,390,193)
Total stockholders' equity	636,176	992,461
Total liabilities, temporary equity and stockholders' equity	$5,366,062	$5,820,176
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share information)
Revenues:
Subscription	$110,796	$74,596	$213,954	$143,686
Product and license	192,058	190,376	352,755	361,275
Support and services	439,511	428,255	872,848	850,943
Total net revenues	742,365	693,227	1,439,557	1,355,904
Cost of net revenues:
Cost of subscription, support and services	67,523	64,167	130,908	123,826
Cost of product and license revenues	29,707	32,735	63,579	62,446
Amortization of product related intangible assets	11,519	12,410	22,548	25,498
Total cost of net revenues	108,749	109,312	217,035	211,770
Gross margin	633,616	583,915	1,222,522	1,144,134
Operating expenses:
Research and development	112,943	106,696	211,493	209,365
Sales, marketing and services	286,730	268,300	537,943	515,065
General and administrative	77,340	81,146	141,067	157,655
Amortization of other intangible assets	4,019	3,692	7,685	7,338
Restructuring	7,437	2,140	13,624	10,126
Total operating expenses	488,469	461,974	911,812	899,549
Income from operations	145,147	121,941	310,710	244,585
Interest income	9,402	5,560	18,133	11,172
Interest expense	(20,542)	(12,007)	(40,878)	(23,560)
Other (expense) income, net	(2,537)	(1,141)	(5,549)	2,185
Income from continuing operations before income taxes	131,470	114,353	282,416	234,382
Income tax expense	24,637	5,524	31,324	55,228
Income from continuing operations	106,833	108,829	251,092	179,154
(Loss) from discontinued operations, net of income taxes	—	—	—	(42,704)
Net income	$106,833	$108,829	$251,092	$136,450
Basic earnings (loss) per share:
Income from continuing operations	$0.79	$0.72	$1.82	$1.18
(Loss) from discontinued operations	—	—	—	(0.28)
Basic net earnings per share	$0.79	$0.72	$1.82	$0.90

Diluted earnings (loss) per share:
Income from continuing operations	$0.73	$0.70	$1.72	$1.14
(Loss) from discontinued operations	—	—	—	(0.27)
Diluted net earnings per share:	$0.73	$0.70	$1.72	$0.87

Weighted average shares outstanding:
Basic	135,993	151,212	137,614	152,247
Diluted	145,447	156,036	145,709	157,239

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$106,833	$108,829	$251,092	$136,450
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains (losses)	332	350	(4,210)	1,440
Less: reclassification adjustment for net losses (gains) included in net income	243	(85)	1,244	(460)
Net change (net of tax effect)	575	265	(2,966)	980
Loss on pension liability	—	—	—	(9)
Cash flow hedges:
Change in unrealized (losses) gains	(3,422)	1,884	(2,730)	3,876
Less: reclassification adjustment for net (gains) losses included in net income	(997)	6	(2,216)	1,678
Net change (net of tax effect)	(4,419)	1,890	(4,946)	5,554
Other comprehensive (loss) income	(3,844)	2,155	(7,912)	6,525
Comprehensive income	$102,989	$110,984	$243,180	$142,975

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Operating Activities
Net income	$251,092	$136,450
Loss from discontinued operations	—	42,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	106,266	97,403
Stock-based compensation expense	91,567	75,487
Deferred income tax expense	5,756	56,584
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	6,021	(6,049)
Other non-cash items	5,166	7,812
Total adjustments to reconcile net income to net cash provided by operating activities	214,776	231,237
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	182,469	140,471
Inventories	(6,645)	(1,398)
Prepaid expenses and other current assets	(38,080)	(5,957)
Other assets	1,795	(9,597)
Income taxes, net	(72,405)	(73,567)
Accounts payable	19,851	(9,272)
Accrued expenses and other current liabilities	10,435	(20,536)
Deferred revenues	(41,100)	26,084
Other liabilities	5,850	(790)
Total changes in operating assets and liabilities, net of the effects of acquisitions	62,170	45,438
Net cash provided by operating activities of continuing operations	528,038	455,829
Net cash used in operating activities of discontinued operations	—	(56,070)
Net cash provided by operating activities	528,038	399,759
Investing Activities
Purchases of available-for-sale investments	(332,136)	(590,004)
Proceeds from sales of available-for-sale investments	434,901	562,098
Proceeds from maturities of available-for-sale investments	196,791	179,330
Purchases of property and equipment	(32,929)	(38,650)
Cash paid for acquisitions, net of cash acquired	(65,983)	(60,449)
Cash paid for licensing agreements and technology	(1,217)	(5,155)
Other	3,002	987
Net cash provided by investing activities of continuing operations	202,429	48,157
Net cash used in investing activities of discontinued operations	—	(3,891)
Net cash provided by investing activities	202,429	44,266
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	113	1,490
Proceeds from credit facility	—	125,000
Repayment of credit facility	—	(95,000)
Repayment of acquired debt	(5,674)	(4,000)
Stock repurchases, net	(764,978)	(500,000)
Cash paid for tax withholding on vested stock awards	(49,936)	(60,547)
Transfer of cash to GoTo Business resulting from the separation	—	(28,523)
Net cash used in financing activities	(820,475)	(561,580)
Effect of exchange rate changes on cash and cash equivalents	(3,414)	5,370
Change in cash and cash equivalents	(93,422)	(112,185)
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $0 and $120,861, respectively	1,115,130	956,956
Cash and cash equivalents at end of period	$1,021,708	$844,771
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
2. SIGNIFICANT ACCOUNTING POLICIES
During the first quarter of 2018, the Company adopted new accounting guidance related to revenue recognition, accounting for business combinations, income taxes and investments, each of which is described below. There have been no other significant changes in the Company’s accounting policies during the three and six months ended June 30, 2018 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2017.
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
The impact of adoption of ASC 606 to the Company’s condensed consolidated statements of income and balance sheets are as follows:

	Three Months Ended June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
	(in thousands, except per share amounts)
Total net revenues	$742,365	$741,920	$445
Total cost of net revenues	108,749	107,807	942
Gross profit	633,616	634,113	(497)
Total operating expenses	488,469	499,047	(10,578)
Income from operations	145,147	135,066	10,081
Net income	$106,833	$99,295	$7,538

Basic earnings per share	$0.79	$0.73	$0.06
Diluted earnings per share	$0.73	$0.68	$0.05

	Six Months Ended June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
	(in thousands, except per share amounts)
Total net revenues	$1,439,557	$1,449,244	$(9,687)
Total cost of net revenues	217,035	215,933	1,102
Gross profit	1,222,522	1,233,311	(10,789)
Total operating expenses	911,812	925,731	(13,919)
Income from operations	310,710	307,580	3,130
Net income	$251,092	$250,197	$895

Basic earnings per share	$1.82	$1.82	$—
Diluted earnings per share	$1.72	$1.72	$—

	As of June 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
	(in thousands)
Prepaid and other current assets (1)	$208,648	$186,538	$22,110
Other assets (2)	104,015	42,323	61,692
Deferred tax assets, net	119,760	150,444	(30,684)
Total assets	$5,366,062	$5,312,944	$53,118

Other liabilities (3)	143,677	130,617	13,060
Current portion of deferred revenues	1,243,032	1,290,041	(47,009)
Long-term portion of deferred revenues	480,942	525,160	(44,218)
Total liabilities	$4,701,805	$4,779,972	$(78,167)

Stockholders' Equity:
Retained earnings	$3,893,354	$3,762,069	$131,285
(1) As reported primarily includes contract acquisition costs of $35.0 million. The balance without adoption of ASC 606 includes contract acquisition costs of $14.2 million.
(2) As reported primarily includes contract acquisition costs of $59.5 million.
(3) As reported includes deferred tax liabilities of $62.8 million. The balance without ASC 606 includes deferred tax liabilities of $49.7 million.

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
Leases
In February 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting for leases. The new guidance requires that lessees in a leasing arrangement recognize a right-of-use asset and a lease liability for most leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The new guidance is effective for annual reporting periods beginning after December 15, 2018. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company has concluded an assessment of its systems, data and processes related to the implementation of this accounting standard. Additionally, the Company has initiated its information technology system design and solution development. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations; however, it is expected to have a material impact on the Company's financial position due to the recognition of the right-of-use assets and lease liabilities for operating leases which are currently not reflected on the balance sheet. The Company does not expect a material impact to its results of operations.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates made by management include the standalone selling price related to revenue recognition, the provision for doubtful accounts receivable, the provision to reduce obsolete or excess inventory to market, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, net realizable value of product related and other intangible assets, the provision for lease losses, the provision for income taxes and the amortization and depreciation periods for contract acquisition costs, intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.
Available-for-sale Investments
Short-term and long-term available-for-sale investments as of June 30, 2018 and December 31, 2017 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Beginning in the first quarter of fiscal year 2018, the Company revised its presentation of revenue to align with its transition to a subscription business model as follows: (1) subscription revenue, which includes revenue from the Company's cloud services offerings and on-premise subscriptions as well as revenue from its Citrix Service Provider ("CSP") offerings; (2) product and license revenue from perpetual product and license offerings; and (3) support and services revenue for perpetual product and license offerings.

This change in manner of presentation did not affect the Company's total net revenues, total cost of net revenues or gross margin. Conforming changes have been made for all periods presented, as follows (in thousands):

Three Months Ended June 30, 2017
As Previously Reported		Amount Reclassified	As Reported Herein
Revenues:			Revenues:
Software as a service	$41,513	$33,083	Subscription	$74,596
Product and licenses (1)	211,009	(20,633)	Product and license	190,376
License updates and maintenance (2)	409,028	19,227	Support and services (3)	428,255
Professional services	31,677	(31,677)
Total net revenues	$693,227	$—	Total net revenues	$693,227

Six Months Ended June 30, 2017
As Previously Reported		Amount Reclassified	As Reported Herein
Revenues:			Revenues:
Software as a service	$80,243	$63,443	Subscription	$143,686
Product and licenses (1)	402,606	(41,331)	Product and license	361,275
License updates and maintenance (2)	811,783	39,160	Support and services (3)	850,943
Professional services	61,272	(61,272)
Total net revenues	$1,355,904	$—	Total net revenues	$1,355,904

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
Support and services
Support and services includes license updates, maintenance and professional services revenues. License updates and maintenance revenues are primarily comprised of software and hardware maintenance, when and if-available updates and technical support. For performance obligations related to license updates and maintenance, revenue is generally recognized on a straight-line basis over the period of service because the Company transfers control evenly by providing a stand-ready service. That is, the Company is continuously working on improving its products and pushing those updates through to the customer, and stands ready to provide software updates on a when and if-available basis. Services revenues are comprised of fees from consulting services primarily related to the implementation of the Company’s products and fees from product training and certification.
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
Significant Judgments
At contract inception, the Company assesses the product or services, or bundles of products and services, obligated in the contract with a customer to identify each performance obligation within the contract, and then evaluates whether the performance obligations are capable of being distinct and distinct within the context of the contract. Products and services that are not both capable of being distinct and distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue.
The standalone selling price is the price at which the Company would sell a promised product or service separately to the customer. For the majority of the Company's software licenses and hardware, CSP and on-premise subscription software licenses, the Company uses the observable price in transactions with multiple performance obligations. For the majority of the Company’s support and services, and cloud-hosted subscription offerings, the Company uses the observable price when the Company sells that support and services and cloud-hosted subscription separately to similar customers. If the standalone selling price for a performance obligation is not directly observable, the Company estimates it. The Company estimates standalone selling price by taking into consideration market conditions, economics of the offering and customers’ behavior. The Company maximizes the use of observable inputs and applies estimation methods consistently in similar circumstances. The Company allocates the transaction price to each distinct performance obligation on a relative standalone selling price basis.
Revenues are recognized when control of the promised products or services are transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. The Company generates all of its revenues from contracts with customers.
Sales tax
The Company records revenue net of sales tax.

Timing of revenue recognition

	Three Months Ended	Six Months Ended
	June 30, 2018
	(In Thousands)
Products and services transferred at a point in time	$237,144	$407,877
Products and services transferred over time	505,221	1,031,680
Total net revenues	$742,365	$1,439,557
Contract balances
The Company's short-term and long-term contract assets were not significant for the periods presented. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.25 billion and $512.8 million, respectively, as of January 1, 2018 and $1.24 billion and $480.9 million, respectively, as of June 30, 2018. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three and six months ended June 30, 2018, the Company recognized $456.6 million and $784.7 million, respectively, of revenue that was included in the deferred revenue balance as of March 31, 2018 and December 31, 2017, respectively.
The Company performs its obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no asset impairment charges related to contract assets for the three and six months ended June 30, 2018.
For the Company’s software and hardware products, the timing of payment is typically upfront for its perpetual offerings and the Company’s on-premise subscriptions. Therefore, deferred revenue is created when a contract includes performance obligations such as license updates and maintenance or certain professional services that are satisfied over time. For subscription contracts, the timing of payment is typically in advance of services, and deferred revenue is created as these services are provided over time.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscriptions	$275,424	$26,255	$530	$302,209
Support and services	1,577,126	57,889	3,439	1,638,454
Total net revenues	$1,852,550	$84,144	$3,969	$1,940,663
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
For the three and six months ended June 30, 2018, the Company recorded amortization of capitalized contract acquisition costs of $8.3 million and $16.2 million, respectively, which is recorded in Sales, marketing and services expense in the accompanying condensed consolidated statement of income. There was no impairment loss in relation to costs capitalized during the three and six months ended June 30, 2018.
4. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise or settlement of stock awards (calculated using the treasury stock method) during the period they were outstanding and potential dilutive common shares from the conversion spread on the Company’s Convertible Notes and the Company's warrants.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations	$106,833	$108,829	$251,092	$179,154
Loss from discontinued operations, net of income taxes	—	—	—	(42,704)
Net income	$106,833	$108,829	$251,092	$136,450
Denominator:
Denominator for basic net earnings per share - weighted-average shares outstanding	135,993	151,212	137,614	152,247
Effect of dilutive employee stock awards	1,940	2,180	2,360	2,815
Effect of dilutive Convertible Notes	6,023	2,644	5,258	2,177
Effect of dilutive warrants	1,491	—	477	—
Denominator for diluted net earnings per share - weighted-average shares outstanding	145,447	156,036	145,709	157,239

Basic earnings (loss) per share:
Income from continuing operations	$0.79	$0.72	$1.82	$1.18
Loss from discontinued operations	—	—	—	(0.28)
Basic net earnings per share	$0.79	$0.72	$1.82	$0.90
Diluted earnings (loss) per share:
Income from continuing operations	$0.73	$0.70	$1.72	$1.14
Loss from discontinued operations	—	—	—	(0.27)
Diluted net earnings per share:	$0.73	$0.70	$1.72	$0.87
For the three and six months ended June 30, 2018, the weighted-average number of shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of the Company's warrants, as the average stock price during the quarter was above the weighted-average warrant strike price of $95.25 per share. For the three and six months ended June 30, 2017, the weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include common stock issuable upon the exercise of the Company's warrants. The effects of these potentially issuable shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive. Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial during the periods presented.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its 0.500% Convertible Notes due 2019 (the “Convertible Notes”) on diluted earnings per share, if applicable, because upon conversion the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $71.91 per share of common stock. For the three and six months ended June 30, 2018 and 2017, the average market price of the Company's common stock exceeded the conversion price; therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share. See Note 11 for detailed information on the Convertible Notes offering.
5. ACQUISITIONS
2018 Business Combination
On February 6, 2018, the Company acquired all of the issued and outstanding securities of Cedexis, Inc. (“Cedexis” or the "2018 Business Combination") whose solution is a real-time data driven service for dynamically optimizing the flow of traffic across public clouds and data centers that provides a dynamic and reliable way to route and manage Internet performance for customers moving towards hybrid and multi-cloud deployments. The total cash consideration for this transaction was $66.0 million, net of $6.0 million cash acquired. Transaction costs associated with the acquisition were not significant.
Purchase Accounting for the 2018 Business Combination
The purchase price for the 2018 Business Combination was allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of the acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Cedexis
	Purchase Price Allocation	Asset Life
Current assets	$8,961
Intangible assets	27,200	1-6 years
Goodwill	47,944	Indefinite
Other assets	69
Assets acquired	84,174
Other current liabilities assumed	5,711
Assumed debt	5,674
Deferred taxes	768
Net assets acquired	$72,021
Current assets acquired in connection with the Cedexis acquisition consisted primarily of cash, accounts receivable and other short term assets. Current liabilities assumed in connection with the acquisition consisted primarily of accounts payable and other accrued expenses. Assumed debt consisted primarily of short-term and long-term debt, which was paid in full subsequent to the acquisition date. The Company continues to evaluate certain income tax assets and liabilities related to the Cedexis acquisition, and may be subject to change through the remainder of the measurement period, which will extend not more than twelve months from the acquisition date.
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

6. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	June 30, 2018				December 31, 2017
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$371,079	$431	$(3,494)	$368,016	$441,315	$509	$(2,760)	$439,064
Corporate securities	667,265	188	(5,283)	662,170	810,444	268	(3,020)	807,692
Municipal securities	2,500	8	—	2,508	3,965	2	(2)	3,965
Government securities	281,495	9	(1,387)	280,117	367,595	44	(1,516)	366,123
Total	$1,322,339	$636	$(10,164)	$1,312,811	$1,623,319	$823	$(7,298)	$1,616,844
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2018 were approximately six months and two years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three and six months ended June 30, 2018, the Company received proceeds from the sales of available-for-sale investments of $76.4 million and $434.9 million, respectively, and for the three and six months ended June 30, 2017, the Company received proceeds from the sales of available-for-sale investments of $104.1 million and $562.1 million, respectively.
For the three months ended June 30, 2018, the Company had no realized gains on the sales of available-for-sale investments. For the six months ended June 30, 2018, the Company had $0.1 million in realized gains on the sales of available-for-sale investments, and during the three and six months ended June 30, 2017, the Company had $0.2 million and $0.7 million, respectively, in realized gains on the sales of available-for-sale investments.
For the three and six months ended June 30, 2018, the Company had realized losses on available-for-sale investments of $0.3 million and $1.4 million, respectively, and for the three and six months ended June 30, 2017, it had realized losses on available-for-sale investments of $0.1 million and $0.2 million, respectively, primarily related to sales of these investments during these periods.
All realized gains and losses related to the sales of available-for-sale investments are included in Other (expense) income, net, in the accompanying condensed consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of June 30, 2018 and December 31, 2017 were $10.2 million and $7.3 million, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.

Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of $6.9 million as of June 30, 2018, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly. For the three and six months ended June 30, 2018, there were no adjustments resulting from observable price changes to the Company’s investments in privately-held companies without a readily determinable fair value. The fair value of these investments represents a Level 3 valuation as the assumptions used in valuing these investments are not directly or indirectly observable. See Note 7 for detailed information on fair value measurements.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $9.9 million as of June 30, 2018 which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$307,466	$307,466	$—	$—
Money market funds	671,400	671,400	—	—
Corporate securities	5,844	—	5,844	—
Agency securities	299	—	299	—
Government securities	36,699	—	36,699	—
Available-for-sale securities:
Agency securities	368,016	—	368,016	—
Corporate securities	662,170	—	661,457	713
Municipal securities	2,508	—	2,508	—
Government securities	280,117	—	280,117	—
Prepaid expenses and other current assets:
Foreign currency derivatives	308	—	308	—
Total assets	$2,334,827	$978,866	$1,355,248	$713
Accrued expenses and other current liabilities:
Foreign currency derivatives	3,345	—	3,345	—
Total liabilities	$3,345	$—	$3,345	$—

	As of December 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$556,520	$556,520	$—	$—
Money market funds	555,826	555,826	—	—
Corporate securities	2,784	—	2,784	—
Available-for-sale securities:
Agency securities	439,064	—	439,064	—
Corporate securities	807,692	—	807,299	393
Municipal securities	3,965	—	3,965	—
Government securities	366,123	—	366,123	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,498	—	2,498	—
Total assets	$2,734,472	$1,112,346	$1,621,733	$393
Accrued expenses and other current liabilities:
Foreign currency derivatives	814	—	814	—
Total liabilities	$814	$—	$814	$—
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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three and six months ended June 30, 2018, certain direct investments in privately-held companies with a combined carrying value of $0.4 million and $2.8 million, respectively, were determined to be impaired and written down to their estimated fair values of zero and $1.9 million, respectively. Accordingly, the Company recorded $0.4 million and $0.9 million, respectively, of impairment charges during the three and six months ended June 30, 2018, which are included in Other (expense) income, net in the accompanying condensed consolidated statements of income. For the three months ended June 30, 2017, no cost method investments were determined to be impaired. For the six months ended June 30, 2017, the Company determined that certain direct investments in privately-held companies were impaired and recorded charges of $1.4 million, which were included in Other (expense) income, net in the accompanying condensed consolidated statements of income. In determining the fair value of the investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
On November 15, 2017, the Company issued $750.0 million of unsecured senior notes due December 1, 2027 (the "2027 Notes"). As of June 30, 2018, the fair value of the 2027 Notes and the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended June 30, 2018, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
2027 Notes	$727,778	$741,277
Convertible Notes	$2,059,942	$1,406,157
See Note 11 for more information on the 2027 Notes and the Convertible Notes.
8. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2018, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was approved at the Company's Annual Meeting of Stockholders on June 22, 2017. In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded stock plans with outstanding awards include the Amended and Restated 2005 Equity Incentive Plan ("2005 Plan").
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. ISOs, NSOs, and SARs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 46,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s 2014 Plan or the 2005 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) are added to the shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of June 30, 2018, there were 22,730,247 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans including authorization under its 2014 Plan to grant stock-based awards covering 16,956,200 shares of common stock.

In December 2014, the Company’s Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company’s Annual Meeting of Stockholders held on May 28, 2015. Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of June 30, 2018, 1,512,624 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to the 2015 ESPP of $2.5 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively, and $5.5 million and $3.5 million for the six months ended June 30, 2018 and 2017, respectively.
The Company used the Black-Scholes model to estimate the fair value of 2015 ESPP awards with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2018	June 30, 2017
Expected volatility factor	0.27 - 0.29	0.29
Risk free interest rate	1.12% - 1.63%	0.60%
Expected dividend yield	0%	0%
Expected life (in years)	0.5	0.5
The Company determined the expected volatility factor by considering the implied volatility in six-month market-traded options of the Company's common stock based on third-party volatility quotes. The Company's decision to use implied volatility was based upon the availability of actively traded options on the Company's common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options. The Company's expected dividend yield input was zero as it has not historically paid cash dividends on its common stock. The Company will reevaluate changes to the dividend yield in calculating the fair value of the 2015 ESPP awards for subsequent Payment Periods, subject to Board of Directors approval. The expected term is based on the term of the purchase period for grants made under the ESPP.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended		Six Months Ended
Income Statement Classifications	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Cost of subscription, support and services	$2,241	$815	$3,721	$1,407
Research and development	17,715	11,660	28,508	21,326
Sales, marketing and services	19,618	14,728	33,185	26,325
General and administrative	16,270	13,476	26,153	26,429
Total	$55,844	$40,679	$91,567	$75,487

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
For the March 2017 grant, the range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the average of its peer group. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and its peer group in order to model the stock price movements. The volatilities used were calculated over the most recent 2.75 year period, which is commensurate with the awards' performance period at the grant date. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the performance period. In addition, the Company used a dividend yield of zero in its model. The estimated fair value of each award as of the date of grant was $104.05.
Service-Based Stock Units
The Company also awards senior level employees, certain other employees and new non-employee directors, non-vested stock units granted under the 2014 Plan that vest based on service. The majority of these non-vested stock unit awards generally vest 33.33% on each anniversary subsequent to the date of the award. The Company also assumes non-vested stock units in connection with certain of its acquisitions. The assumed awards have the same three-year vesting schedule. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its continuing non-employee directors. These awards vest monthly in 12 equal installments based on service and, upon vesting, each stock unit represents the right to receive one share of the Company's common stock.
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
Unrecognized Compensation Related to Stock Units
As of June 30, 2018, the total number of non-vested stock units outstanding, including company performance awards, market performance and service condition awards and service-based awards, including service-based awards assumed in connection with acquisitions, was 5,724,774. As of June 30, 2018, there was $396.4 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.99 years.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The Company performed a qualitative assessment in connection with its annual goodwill impairment test in the fourth quarter of 2017. As a result of the qualitative analysis, a quantitative impairment test was not deemed necessary. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2017. There were no changes in reporting units nor indicators of impairment during the three months ended June 30, 2018. See Note 5 for more information regarding the Company's acquisitions.
The following table presents the change in goodwill during the six months ended June 30, 2018 (in thousands):

	Balance at January 1, 2018	Additions		Other	Balance at June 30, 2018
Goodwill	$1,614,494	$47,944	(1)	$—	$1,662,438

(1)	Amount relates to preliminary purchase price allocation of goodwill associated with the 2018 Business Combination. See Note 5 for more information regarding the Company's acquisitions.
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

Intangible assets consist of the following (in thousands):

	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$689,873	$577,482	$663,004	$554,934
Other	226,323	196,725	222,923	189,041
Total	$916,196	$774,207	$885,927	$743,975
Amortization of product-related intangible assets, which consists primarily of product-related technologies and patents, was $11.5 million and $12.4 million for the three months ended June 30, 2018 and 2017, respectively, and $22.5 million and $25.5 million for the six months ended June 30, 2018 and 2017, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $4.0 million and $3.7 million for the three months ended June 30, 2018 and 2017, respectively, and $7.7 million and $7.3 million for the six months ended June 30, 2018 and 2017, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of June 30, 2018 is as follows (in thousands):

Year ending December 31,	Amount
2018 (remaining six months)	$31,022
2019	39,719
2020	27,220
2021	13,232
2022	11,381
Thereafter	19,415
Total	$141,989
10. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017 (5)	2018	2017 (5)
Net revenues:
Workspace Services revenues(1)	$454,903	$423,509	$867,483	$824,137
Networking revenues(2)	207,342	196,867	415,965	390,287
Content Collaboration revenues(3)	46,218	41,022	90,898	79,933
Professional services(4)	33,902	31,829	65,211	61,547
Total net revenues	$742,365	$693,227	$1,439,557	$1,355,904

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s application virtualization products, which include XenDesktop and XenApp, the Company's enterprise mobility management products, which include XenMobile and related license updates, maintenance and subscription offerings.

(2)	Networking revenues primarily include NetScaler ADC and NetScaler SD-WAN and related license updates, maintenance and subscription offerings.

(3)	Content Collaboration revenues primarily include ShareFile, Podio and related subscriptions.

(4)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.

(5)	Prior period amounts have not been adjusted under the modified retrospective method. See Note 2 for further information regarding the Company’s adoption of the revenue recognition standard.

Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017 (1)	2018	2017 (1)
Net revenues:
Americas	$430,184	$403,072	$844,184	$794,418
EMEA	234,131	217,313	448,706	419,165
APJ	78,050	72,842	146,667	142,321
Total net revenues	$742,365	$693,227	$1,439,557	$1,355,904

(1)
As noted above, prior period amounts have not been adjusted under the modified retrospective method. See Note 2 for further information regarding the Company’s adoption of the revenue recognition standard.

At June 30, 2018, one distributor, the Arrow Group, accounted for 12% of gross accounts receivable.
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
Credit Facility
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. As of June 30, 2018, there were no amounts outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of June 30, 2018.
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
The last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on June 30, 2018 was greater than or equal to $93.48 (130% of the conversion price) on each applicable trading day. As a result, each holder of the Company’s Convertible Notes has the right to convert any portion of its Convertible Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) during the calendar quarter ending September 30, 2018. The period during which the Convertible Notes will be eligible for conversion pursuant to this sales price condition will terminate on September 30, 2018 unless the sales price condition is met for the calendar quarter then ended. Accordingly, as of June 30, 2018, the Company reclassified the outstanding balance, net of discount, of $1.41 billion of the Convertible Notes from other liabilities to current liabilities and the difference between the face value and carrying value of $28.1 million was reclassified from stockholders’ equity to temporary equity in the accompanying condensed consolidated balance sheets. As required by the Indenture, the Company gave notice of this sales price trigger to the trustee and the conversion agent on July 2, 2018. On or after October 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert their notes at any time, regardless of whether the sales price condition is met.
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
The Convertible Notes consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Liability component
Principal	$1,437,483	$1,437,483
Less: note discount and issuance costs	(31,326)	(51,159)
Net carrying amount	$1,406,157	$1,386,324

Equity component
Temporary equity	$28,081	$—
Additional paid-in capital	134,788	162,869
Total (including temporary equity)	$162,869	$162,869
The following table includes total interest expense recognized related to the Convertible Notes and the 2027 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Contractual interest expense	$10,327	$1,797	$20,562	$3,594
Amortization of debt issuance costs	1,374	1,039	2,379	2,071
Amortization of debt discount	8,811	8,472	17,476	16,882
	$20,512	$11,308	$40,417	$22,547
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

The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $95.25 per share. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market as the value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity. As of June 30, 2018, no warrants have been exercised.
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
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of June 30, 2018, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $2.8 million at June 30, 2018, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The total cumulative unrealized gain on cash flow derivative instruments was $2.2 million at December 31, 2017, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 13 for more information related to comprehensive income. The net unrealized loss as of June 30, 2018 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$65	Prepaid expenses and other current assets	$2,481	Accrued expenses and other current liabilities	$3,108	Accrued expenses and other current liabilities	$110

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$243	Prepaid expenses and other current assets	$17	Accrued expenses and other current liabilities	$237	Accrued expenses and other current liabilities	$704

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2018	2017		2018	2017
Foreign currency forward contracts	$(4,419)	$1,890	Operating expenses	$997	$(6)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2018	2017		2018	2017
Foreign currency forward contracts	$(4,946)	$5,554	Operating expenses	$2,216	$(1,678)

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2018	2017
Foreign currency forward contracts	Other (expense) income, net	$7,161	$(2,064)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2018	2017
Foreign currency forward contracts	Other (expense) income, net	$3,602	$(5,150)

Outstanding Foreign Currency Forward Contracts
As of June 30, 2018, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 14,500
Brazilian Real	BRL 10,300
Pounds Sterling	GBP 3,800
Canadian Dollar	CAD 5,050
Chinese Yuan Renminbi	CNY 89,600
Danish Krone	DKK 32,567
Euro	EUR 7,064
Hong Kong Dollar	HKD 20,800
Indian Rupee	INR 23,000
Japanese Yen	JPY 2,021,000
Korean Won	KRW 1,742,000
New Zealand Dollar	NZD 500
Singapore Dollar	SGD 13,800
Swiss Franc	CHF 20,250
13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized gain (loss) on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2017	$(2,946)	$(6,666)	$2,158	$(3,352)	$(10,806)
Other comprehensive loss before reclassifications	—	(4,210)	(2,730)	—	(6,940)
Amounts reclassified from accumulated other comprehensive loss	—	1,244	(2,216)	—	(972)
Net current period other comprehensive loss	—	(2,966)	(4,946)	—	(7,912)
Balance at June 30, 2018	$(2,946)	$(9,632)	$(2,788)	$(3,352)	$(18,718)

Income tax expense or benefit allocated to each component of other comprehensive loss is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended June 30, 2018
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net losses on available-for-sale securities	$243	Other (expense) income, net
Unrealized net gains on cash flow hedges	(997)	Operating expenses *
	$(754)

	For the Six Months Ended June 30, 2018
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net losses on available-for-sale securities	$1,244	Other (expense) income, net
Unrealized net gains on cash flow hedges	(2,216)	Operating expenses *
	$(972)

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
The SEC staff acknowledged the challenges companies face incorporating the effects of the 2017 Tax Act by their financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act. At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the 2017 Tax Act. However, the Company made what it believes to be a reasonable estimate of certain effects of the 2017 Tax Act. The Company considers all of these amounts to be provisional due to the complexity of the calculations and pending authoritative guidance. The Company will continue to evaluate the data and guidance to refine the income tax impact of the 2017 Tax Act. Pursuant to SAB 118, the Company will complete the accounting for the tax effects of all of the provisions of the 2017 Tax Act within the required measurement period not to extend beyond one year from the enactment date.
The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of June 30, 2018, because the Company is still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, the Company included federal and state

GILTI provisional amounts related to current-year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.
The Company’s continuing operations effective tax rate was 18.7% and 4.8% for the three months ended June 30, 2018 and 2017, respectively. The increase in the effective tax rate when comparing the three months ended June 30, 2018 to the three months ended June 30, 2017 was primarily due to favorable tax items unique to the period ended June 30, 2017, including a $9.8 million tax benefit for Swiss statutory purposes related to foreign exchange losses.
The Company’s continuing operations effective tax rate was 11.1% and 23.6% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate when comparing the six months ended June 30, 2018 to the six months ended June 30, 2017 was generally due to tax charges unique to the period ended March 31, 2017 because of the separation of the GoTo Business and the lower U.S. corporate tax rate effective January 1, 2018.
The Company’s net unrecognized tax benefits totaled $83.2 million and $77.8 million as of June 30, 2018 and December 31, 2017, respectively. All amounts included in the balance at June 30, 2018 for tax positions would affect the annual effective tax rate if recognized. The Company accrued $4.1 million for the payment of interest as of June 30, 2018.
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is currently not under examination by the United States Internal Revenue Service. With few exceptions, the Company is generally not under examination for state and local income tax, or in non-U.S. jurisdictions, by tax authorities for years prior to 2014.
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
At June 30, 2018, the Company had $106.8 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
The Company’s effective tax rate generally differs from the U.S. federal statutory rate primarily due to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. From time to time, there may be other items that impact the Company's effective tax rate, such as the items specific to the current period discussed above.
Subsequent Event
On July 24th, 2018, the U.S. Ninth Circuit Court of Appeals overturned the U.S. Tax Court’s unanimous decision in Altera v. Commissioner, where the Tax Court held the Treasury regulation requiring participants in a qualified cost sharing arrangement share stock-based compensation costs to be invalid. Consequently, the Company is evaluating how the appellate decision applies to its facts and circumstances and the Company currently expects its effective tax rate will increase beginning in the period ended September 30, 2018.

15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $8.5 billion. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2018, $514.1 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
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
In February 2018, the Company entered into an ASR transaction with Goldman Sachs & Co. LLC (“Dealer”) to pay an aggregate of $750.0 million in exchange for the delivery of approximately 6.5 million shares of its common stock based on current market prices. The purchase price per share under the ASR was based on the volume-weighted average price of the Company's common stock during the term of the ASR, less a discount. The ASR was entered into pursuant to the Company's existing share repurchase program. Final settlement of the ASR agreement was completed in April 2018 and the Company received delivery of an additional 1.6 million additional shares of its common stock.
During the three and six months ended June 30, 2018, the Company expended approximately $15.0 million on open market purchases under the stock repurchase program, repurchasing 0.1 million shares of common stock at an average price of $106.83.
During the three months ended June 30, 2017, the Company had no open market purchases. During the six months ended June 30, 2017, the Company expended approximately $500.0 million on open market purchases under the stock repurchase program, repurchasing 6.4 million shares of common stock at an average price of $78.13.
Shares for Tax Withholding
During the three and six months ended June 30, 2018, the Company withheld 30,502 shares and 537,776 shares, respectively, from equity awards that vested, totaling $3.0 million and $49.9 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and six months ended June 30, 2017, the Company withheld 43,446 shares and 734,600 shares, respectively, from equity awards that vested, totaling $3.6 million and $60.5 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
For the three and six months ended June 30, 2018 and 2017, restructuring charges from continuing operations were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee severance and related costs	$1,278	$2,107	$2,319	$8,553
Consolidation of leased facilities	6,159	211	11,305	1,751
Reversal of previous charges	—	(178)	—	(178)
Total Restructuring charges	$7,437	$2,140	$13,624	$10,126
During the three and six months ended June 30, 2018, the Company incurred costs of $1.3 million and $2.3 million, respectively, related to its initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. In addition, the Company incurred costs of $6.2 million and $11.3 million, respectively, related to the consolidation of leased facilities. The charges related to employee severance were substantially completed as of the first quarter of 2018; however, the Company could continue to incur lease losses related to the consolidation of leased facilities during fiscal year 2018.
Restructuring accruals
The activity in the Company’s restructuring accruals for the six months ended June 30, 2018 is summarized as follows (in thousands):

Total
Balance at January 1, 2018	$55,283
Restructuring charges	13,624
Payments	(20,124)
Balance at June 30, 2018	$48,783

As of June 30, 2018, the $48.8 million in outstanding restructuring accruals primarily relate to future payments for leased facilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth initiatives, our transition to a subscription-based business model, financial information and results of operations for future periods, product development, the security of our network, products and services, customer demand, seasonal factors, restructuring activities, investment transactions and valuations of investments and derivative instruments, fluctuations in foreign exchange rates, tax rates, estimates and other matters, the expected benefits of acquisitions, changes in accounting rules or guidance, changes in domestic and foreign economic conditions, liquidity and debt obligations, share repurchase activity, potential dividends, litigation and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition have varied and could in the future vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017, as may be updated in Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2018. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

Citrix is powering a better way to work with unified workspace, networking, and analytics solutions that help organizations unlock innovation, engage customers, and boost productivity, without sacrificing security.  With Citrix, users get a seamless work experience and IT has a unified platform to secure, manage, and monitor diverse technologies in complex cloud environments.
We market and license our solutions through multiple channels worldwide, including selling through resellers and direct over the Web. Our partner community comprises thousands of value-added resellers, or VARs, known as Citrix Solution Advisors, value-added distributors, or VADs, systems integrators, or SIs, independent software vendors, or ISVs, original equipment manufacturers, or OEMs, and Citrix Service Providers, or CSPs.
We are a Delaware corporation incorporated on April 17, 1989.
Executive Summary
During the three months ended June 30, 2018, we continued to see an increasing shift in the way customers are purchasing our solutions, evolving towards a more subscription-based business model. The acceleration in the adoption of Citrix cloud services and subscription-based offerings contributed to our strong financial results during the quarter. In addition, we have maintained a disciplined approach to spending, while beginning to invest more into demand generation, and sales capacity in order to support our growth, business model transition, and cloud infrastructure.
We expect our transition to a subscription-based business model to provide financial and operational benefits to Citrix by increasing customer life-time-value, expanding our customer use-cases and innovation opportunities, and extending the use of Citrix services to securely deliver a broader array of applications, including Web, software-as-a-service (SaaS) apps and services.

On February 2, 2018, we entered into an Accelerated Share Repurchase, or ASR, transaction with Goldman Sachs & Co. LLC (“Dealer”) to pay an aggregate of $750.0 million in exchange for the delivery of approximately 6.5 million shares of our common stock based on current market prices. The purchase price per share under the ASR was based on the volume-weighted average price of our common stock during the term of the ASR, less a discount. The ASR was entered into pursuant to our existing share repurchase program. Final settlement of the ASR agreement was completed in April 2018 and we received delivery of an additional 1.6 million shares of our common stock.
On May 8, 2018, we announced our intention to initiate a quarterly cash dividend beginning in the fourth quarter of 2018, subject to declaration by our Board of Directors, as part of our capital return program. While we currently intend to pay quarterly cash dividends beginning in the fourth quarter of 2018, our Board of Directors will continue to review our capital allocation strategy for potential modifications and will determine whether to declare dividends on a quarterly basis based on our financial performance, business outlook and other considerations.
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
Summary of Results
For the three months ended June 30, 2018 compared to the three months ended June 30, 2017, a summary of our results from continuing operations included:

•	Subscription revenue increased 48.5% to $110.8 million;

•	Product and license revenue increased 0.9% to $192.1 million;

•	Support and services revenue increased 2.6% to $439.5 million;

•	Gross margin as a percentage of revenue increased 1.2% to 85.4%;

•	Operating income from continuing operations increased 19.0% to $145.1 million;

•	Diluted net income per share from continuing operations increased 4.3% to $0.73; and

•	Unbilled revenue increased $161.8 million to $216.7 million.
Our Subscription revenue increased primarily due to increased sales of our Workspace Services and Networking offerings delivered via the cloud. Our Product and license revenue increased primarily due to increased sales of our Workspace Services solutions, partially offset by lower sales of our Networking products. The increase in Support and services revenue was primarily due to increased sales of maintenance services across our Workspace Services perpetual offerings as our customers migrate to our Customer Success Service offerings and increased sales of maintenance for our Networking products. We currently expect total revenue to increase when comparing the third quarter of 2018 to the third quarter of 2017. The increase in operating income from continuing operations was primarily due to a higher gross margin driven by an increase in sales, partially offset by an increase in operating expenses. The increase in diluted net income per share from continuing operations was primarily due to an increase in operating margin, as well as a decrease in the number of weighted average shares outstanding due to share repurchases. These increases were partially offset by an increase in interest expense related to our 2027 Notes and an increase in income tax expense.
2018 Business Combination
On February 6, 2018, we acquired all of the issued and outstanding securities of Cedexis, Inc. (“Cedexis”) whose solution is a real-time data driven service for dynamically optimizing the flow of traffic across public clouds and data centers that provides a dynamic and reliable way to route and manage Internet performance for customers moving towards hybrid and multi-cloud deployments. The total cash consideration for this transaction was $66.0 million, net of $6.0 million cash acquired. Transaction costs associated with the acquisition were not significant.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2018	June 30, 2018
	2018	2017	2018	2017	vs. June 30, 2017	vs. June 30, 2017
Revenues:
Subscription	$110,796	$74,596	$213,954	$143,686	48.5%	48.9%
Product and license	192,058	190,376	352,755	361,275	0.9	(2.4)
Support and services	439,511	428,255	872,848	850,943	2.6	2.6
Total net revenues	742,365	693,227	1,439,557	1,355,904	7.1	6.2
Cost of net revenues:
Cost of subscription, support and services	67,523	64,167	130,908	123,826	5.2	5.7
Cost of product and license revenues	29,707	32,735	63,579	62,446	(9.3)	1.8
Amortization of product related intangible assets	11,519	12,410	22,548	25,498	(7.2)	(11.6)
Total cost of net revenues	108,749	109,312	217,035	211,770	(0.5)	2.5
Gross margin	633,616	583,915	1,222,522	1,144,134	8.5	6.9
Operating expenses:
Research and development	112,943	106,696	211,493	209,365	5.9	1.0
Sales, marketing and services	286,730	268,300	537,943	515,065	6.9	4.4
General and administrative	77,340	81,146	141,067	157,655	(4.7)	(10.5)
Amortization of other intangible assets	4,019	3,692	7,685	7,338	8.9	4.7
Restructuring	7,437	2,140	13,624	10,126	247.5	34.5
Total operating expenses	488,469	461,974	911,812	899,549	5.7	1.4
Income from operations	145,147	121,941	310,710	244,585	19.0	27.0
Interest income	9,402	5,560	18,133	11,172	69.1	62.3
Interest expense	(20,542)	(12,007)	(40,878)	(23,560)	71.1	73.5
Other (expense) income, net	(2,537)	(1,141)	(5,549)	2,185	122.3	(354.0)
Income from continuing operations before income taxes	131,470	114,353	282,416	234,382	15.0	20.5
Income tax expense	24,637	5,524	31,324	55,228	346.0	(43.3)
Income from continuing operations	106,833	108,829	251,092	179,154	(1.8)	40.2
(Loss) from discontinued operations, net of income taxes	—	—	—	(42,704)	-	(100.0)
Net income	$106,833	$108,829	$251,092	$136,450	(1.8)	84.0
Revenues
Net revenues include Subscription, Product and license and Support and services revenues.
Subscription revenue relates to fees which are generally recognized ratably over the contractual term, and primarily consists of fees related to our Content Collaboration offerings, as well as fees related to our Workspace Services and Networking offerings. Our Workspace Services and Networking subscriptions may be delivered via a cloud service, an on-premise license or in a hybrid cloud service and are inclusive of the related license updates and maintenance as applicable. For our hybrid and on-premise subscription offerings, a portion of the revenue is recognized at a point in time. In addition, our CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.
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

•	Maintenance fees for our perpetual Networking products, which include technical support and hardware and software maintenance, are recognized ratably over the contract term; and

•	Fees from consulting services related to the implementation of our solutions, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2018	June 30, 2018
	2018	2017	2018	2017	vs. June 30, 2017	vs. June 30, 2017
	(in thousands)
Subscription	$110,796	$74,596	$213,954	$143,686	$36,200	$70,268
Product and license	192,058	190,376	352,755	361,275	1,682	(8,520)
Support and services	439,511	428,255	872,848	850,943	11,256	21,905
Total net revenues	$742,365	$693,227	$1,439,557	$1,355,904	$49,138	$83,653
Subscription
Subscription revenue increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to increased sales of our Workspace Services offerings of $19.2 million and Networking offerings of $10.1 million. Subscription revenue increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to increased sales of our Workspace Services offerings of $34.0 million and Networking offerings of $22.4 million. The increase in our Workspace Services and Networking offerings for both periods was primarily driven by increased customer adoption of our cloud-based solutions, as well as the upfront recognition of on-premise subscription revenue during fiscal year 2018 under the new revenue accounting guidance. See Notes 2 and 3 to our condensed consolidated financial statements for detailed information related to our adoption of the new revenue standard. We currently expect our Subscription revenue to increase when comparing the third quarter of 2018 to the third quarter of 2017 as customers continue to shift to our cloud-based solutions.
Product and license
Product and license revenue increased when comparing the three months ended June 30, 2018 to the three months ended June 30, 2017 primarily due to higher sales of our perpetual Workspace Services solutions of $5.1 million, partially offset by lower sales of our perpetual Networking products of $2.1 million. Product and license revenue decreased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to lower sales of our perpetual Workspace Services solutions of $9.0 million, partially offset by an increase in sales of our perpetual Networking products of $2.5 million. We currently expect Product and license revenue to decrease when comparing the third quarter of 2018 to the third quarter of 2017 as customers continue to shift to our cloud-based solutions.
Support and services
Support and services revenue increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily driven by increased sales of maintenance revenues across our perpetual Workspace Services solutions of $7.2 million as our customers migrate to our Customer Success Service offerings, and increased sales of maintenance revenues for our Networking products of $2.5 million. Support and services revenue increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily driven by increased sales of maintenance revenues across our perpetual Workspace Services solutions as our customers migrate to our Customer Success Service offerings. We currently expect Support and services revenue to increase when comparing the third quarter of 2018 to the third quarter of 2017.
Deferred Revenue, Unbilled Revenue and Backlog
Deferred revenues are primarily comprised of Support and services revenue from maintenance fees, which include software and hardware maintenance, technical support related to our perpetual offerings and services revenue related to our consulting contracts. Deferred revenues also include Subscription revenue from our Content Collaboration and cloud-based subscription offerings.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition and is recognized in our condensed consolidated balance sheet and statements of income as the revenue recognition criteria are met. Unbilled revenue primarily represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in accounts receivable or deferred revenue within our condensed consolidated financial statements. Deferred revenue and unbilled revenue are influenced by several factors, including new business seasonality within the year, the specific timing, size and duration of customer subscription agreements, varying billing cycles of subscription agreements, and invoice timing. Fluctuations in unbilled revenue may not be a reliable indicator of future performance and the related revenue associated with these contractual commitments.

While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. We refer to those unfulfilled product license orders at the end of a given period as “product and license backlog.” As of June 30, 2018, we had product and license backlog of $37.8 million, which is primarily expected to be recognized as revenue during the third quarter of 2018. As of June 30, 2017, the amount of product and license backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
Deferred revenues decreased $140.3 million as of June 30, 2018 compared to December 31, 2017 primarily from the cumulative effect from the upfront recognition of term licenses and the general requirement to allocate the transaction price on a relative stand-alone selling price of $99.9 million under the new revenue recognition guidance. See Notes 2 and 3 to our condensed consolidated financial statements for detailed information related to our adoption of the new revenue standard. The remainder of the decrease primarily relates to maintenance and support mostly attributable to seasonality. Unbilled revenue increased $161.8 million from June 30, 2017 to $216.7 million, primarily due to the varying billing cycles of subscription agreements and invoice timing.
International Revenues
International revenues (sales outside the United States) accounted for 46.4% and 45.7% of our net revenues for the three and six months ended June 30, 2018, respectively, and 46.0% and 45.7% of our net revenues for the three and six months ended June 30, 2017, respectively. The change in our international revenues as a percentage of our net revenues for three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was not significant. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Cost of Net Revenues

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2018	June 30, 2018
	2018	2017	2018	2017	vs. June 30, 2017	vs. June 30, 2017
	(In thousands)
Cost of subscription, support and services revenues	$67,523	$64,167	$130,908	$123,826	$3,356	$7,082
Cost of product and license revenues	29,707	32,735	63,579	62,446	(3,028)	1,133
Amortization of product related intangible assets	11,519	12,410	22,548	25,498	(891)	(2,950)
Total cost of net revenues	$108,749	$109,312	$217,035	$211,770	$(563)	$5,265
Cost of subscription, support and services revenues consists primarily of compensation and other personnel-related costs of providing technical support, consulting and cloud capacity and delivery costs, as well as the costs related to providing our

SaaS offerings. Cost of product and license revenues consists primarily of hardware, shipping expense, royalties, product media and duplication, manuals and packaging materials. Also included in Cost of net revenues is amortization of product related intangible assets.
Cost of subscription, support and services revenues increased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in sales of our subscription offerings of $4.5 million and professional services of $2.0 million, partially offset by a decrease in costs of providing technical support of $3.1 million, primarily due to reductions in headcount. Cost of subscription, support and services revenues increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in sales of our subscription offerings of $5.3 million and professional services of $4.6 million, partially offset by a decrease in costs of providing technical support of $2.8 million, primarily due to reductions in headcount. We currently expect Cost of subscription, support and services revenues to increase when comparing the third quarter of 2018 to the third quarter of 2017, consistent with the expected increases in Subscription revenue and Support and services revenue as discussed above.
Cost of product and license revenues decreased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to lower overall sales of our Networking products, which contains hardware components that have a higher cost than our software products. Cost of product and license revenues increased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to higher overall sales of our Networking products, which contains hardware components that have a higher cost than our software products. We currently expect Cost of product and license revenues to decrease when comparing the third quarter of 2018 to the third quarter of 2017, consistent with the expected decrease in Product and license revenue.
Amortization of product related intangible assets decreased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 primarily due to lower amortization of certain intangible assets becoming fully amortized.
Gross Margin
Gross margin as a percentage of revenue was 85.4% and 84.9% for the three and six months ended June 30, 2018, respectively, and 84.2% and 84.4% for the three and six months ended June 30, 2017, respectively. The change in gross margin when comparing the three and six months ended June 30, 2018 to June 30, 2017 was not significant.
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
Research and Development Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2018	June 30, 2018
	2018	2017	2018	2017	vs. June 30, 2017	vs. June 30, 2017
	(In thousands)
Research and development	$112,943	$106,696	$211,493	$209,365	$6,247	$2,128
Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in stock-based compensation of $6.1 million and an increase in cloud capacity and delivery costs of $2.4 million, partially offset by a decrease in compensation and other employee-related costs of

$2.7 million related to a net decrease in headcount. Research and development expenses increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in stock-based compensation of $7.2 million and an increase in cloud capacity and delivery costs of $4.5 million. These increases are partially offset by a decrease in compensation and other employee-related costs of $7.9 million related to a net decrease in headcount, and a decrease in facility and equipment costs of $1.0 million.
Sales, Marketing and Services Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2018	June 30, 2018
	2018	2017	2018	2017	vs. June 30, 2017	vs. June 30, 2017
	(In thousands)
Sales, marketing and services	$286,730	$268,300	$537,943	$515,065	$18,430	$22,878
Sales, marketing and services expenses consist primarily of personnel related costs, including sales commissions, pre-sales support, the costs of marketing programs aimed at increasing revenue, such as brand development, advertising, trade shows, public relations and other market development programs and costs related to our facilities, equipment, information systems and cloud capacity and delivery costs that are directly related to our sales, marketing and services activities.
Sales, marketing and services expenses increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in compensation and other employee-related costs of $9.8 million due to our investment in sales capacity and demand generation, an increase in marketing programs of $6.4 million and an increase in stock-based compensation of $4.9 million, partially offset by a decrease in variable compensation of $4.9 million as a result of accounting for contract acquisition costs under the new revenue accounting guidance, which was adopted on January 1, 2018. Sales, marketing and services expenses increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in compensation and other employee-related costs of $20.6 million due to our investment in sales capacity and demand generation, an increase in stock-based compensation of $6.9 million and an increase in marketing programs of $6.4 million, partially offset by a decrease in variable compensation of $9.0 million as a result of accounting for contract acquisition costs under the new revenue accounting guidance, which was adopted on January 1, 2018. See Notes 2 and 3 to our condensed consolidated financial statements for detailed information related to our adoption of the new revenue standard.
General and Administrative Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2018	June 30, 2018
	2018	2017	2018	2017	vs. June 30, 2017	vs. June 30, 2017
	(In thousands)
General and administrative	$77,340	$81,146	$141,067	$157,655	$(3,806)	$(16,588)
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses decreased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to a decrease in professional fees of $2.5 million and a decrease in facilities costs of $1.5 million. General and administrative expenses decreased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a decrease in professional fees of $7.7 million, a decrease in compensation and other employee-related costs of $2.9 million primarily related to a net decrease in headcount, and a decrease in facilities costs of $2.3 million.

Restructuring Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2018	June 30, 2018
	2018	2017	2018	2017	vs. June 30, 2017	vs. June 30, 2017
	(In thousands)
Restructuring	$7,437	$2,140	$13,624	$10,126	$5,297	$3,498
During the three and six months ended June 30, 2018, we incurred costs of $1.3 million and $2.3 million, respectively, related to our initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. In addition, we incurred costs of $6.2 million and $11.3 million, respectively, related to the consolidation of leased facilities. The charges related to employee severance were substantially completed as of the first quarter of 2018; however, we could continue to incur lease losses related to the consolidation of leased facilities during fiscal year 2018.
2018 Operating Expense Outlook
When comparing the third quarter of 2018 to the third quarter of 2017, we currently expect Operating expenses to increase with respect to sales, marketing and services expenses due to our continued investment in demand generation, sales capacity in order to support our growth and transition and cloud infrastructure, while remaining consistent with respect to general and administrative and research and development expenses.
Interest Income

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2018	June 30, 2018
	2018	2017	2018	2017	vs. June 30, 2017	vs. June 30, 2017
	(In thousands)
Interest income	$9,402	$5,560	$18,133	$11,172	$3,842	$6,961
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income increased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 mostly due to higher yields on investments. See Note 6 to our condensed consolidated financial statements for additional details regarding our investments.

Interest Expense

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2018	June 30, 2018
	2018	2017	2018	2017	vs. June 30, 2017	vs. June 30, 2017
	(In thousands)
Interest expense	$(20,542)	$(12,007)	$(40,878)	$(23,560)	$(8,535)	$(17,318)
Interest expense primarily consists of interest paid on our Convertible Notes, 2027 Notes and our credit facility. Interest expense increased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 due to borrowings related to our 2027 Notes. See Note 11 to our condensed consolidated financial statements for additional details regarding debt.

Other (Expense) Income, Net

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2018	June 30, 2018
	2018	2017	2018	2017	vs. June 30, 2017	vs. June 30, 2017
	(In thousands)
Other (expense) income, net	$(2,537)	$(1,141)	$(5,549)	$2,185	$(1,396)	$(7,734)
Other (expense) income, net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other (expense) income, net during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily driven by impairment charges related to our strategic investments of $0.4 million, an increase in losses on our available-for-sale investments of $0.3 million and an increase in net losses on remeasurement and settlements of foreign currency transactions of $0.2 million. The change in Other (expense) income, net during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily driven by an increase in net losses on remeasurement and settlements of foreign currency transactions of $4.2 million and an increase in losses on our available-for-sale investments of $1.7 million.
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

The SEC staff acknowledged the challenges companies face incorporating the effects of the 2017 Tax Act by their financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act. At June 30, 2018, we have not completed our accounting for all of the tax effects of the 2017 Tax Act. However, we made what we believe to be a reasonable estimate of certain effects of the 2017 Tax Act. We consider all of these amounts to be provisional due to the complexity of the calculations and pending authoritative guidance. We will continue to evaluate the data and guidance to refine the income tax impact of the 2017 Tax Act. Pursuant to SAB 118, we will complete the accounting for the tax effects of all of the provisions of the 2017 Tax Act within the required measurement period not to extend beyond one year from the enactment date.
The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. As of June 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we included federal and state GILTI provisional amounts related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.
Our continuing operations effective tax rate was 18.7% and 4.8% for the three months ended June 30, 2018 and 2017, respectively. The increase in the effective tax rate when comparing the three months ended June 30, 2018 to the three months ended June 30, 2017 was primarily due to favorable tax items unique to the period ended June 30, 2017 including a $9.8 million tax benefit for Swiss statutory purposes related to foreign exchange losses.

Our continuing operations effective tax rate was 11.1% and 23.6% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate when comparing the six months ended June 30, 2018 to the six months ended June 30, 2017 was generally due to tax charges unique to the period ended March 31, 2017 because of the separation of the GoTo Business and the lower U.S. corporate tax rate effective January 1, 2018.
Our net unrecognized tax benefits totaled $83.2 million and $77.8 million as of June 30, 2018 and December 31, 2017, respectively. All amounts included in the balance at June 30, 2018 for tax positions would affect the annual effective tax rate if recognized. We have $4.1 million accrued for the payment of interest as of June 30, 2018.
We and one or more of our subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. We are currently not under examination by the United States Internal Revenue Service. With few exceptions, we are generally not under examination for state and local income tax, or non-U.S. jurisdictions by tax authorities for years prior to 2014.
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
At June 30, 2018, we had $106.8 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
Our effective tax rate generally differs from the U.S. federal statutory rate primarily due to lower tax rates on earnings generated by our foreign operations that are taxed primarily in Switzerland. From time to time, there may be other items that impact our effective tax rate, such as the items specific to the current period discussed above.
Subsequent Event
On July 24th, 2018, the U.S. Ninth Circuit Court of Appeals overturned the U.S. Tax Court’s unanimous decision in Altera v. Commissioner, where the Tax Court held the Treasury regulation requiring participants in a qualified cost sharing arrangement share stock-based compensation costs to be invalid. Consequently, we are evaluating how the appellate decision applies to our facts and circumstances and we currently expect this decision to increase our effective tax rate beginning in the period ended September 30, 2018.
Liquidity and Capital Resources
During the six months ended June 30, 2018, we generated continuing operating cash flows of $528.0 million. These continuing operating cash flows related primarily to net income from continuing operations of $251.1 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $91.6 million, depreciation and amortization expenses of $86.3 million, the effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies of $6.0 million and deferred income tax expense of $5.8 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $62.2 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an inflow in accounts receivable of $182.5 million driven by an increase in collections from higher prior period bookings. This inflow is partially offset by an outflow in income taxes, net of $72.4 million due to decreases in income taxes payable and an increase in prepaid taxes, as well as changes in deferred revenue of $41.1 million mostly due to the upfront recognition of term licenses per the new revenue standard as well as seasonality. Our continuing investing activities provided $202.4 million of cash consisting primarily of cash received from the net proceeds from the sale of investments of $302.6 million, partially offset by cash paid for acquisitions of $66.0 million and cash paid for the purchase of property and equipment of $32.9 million. Our financing activities used cash of $820.5 million primarily due to cash paid for stock repurchases of $765.0 million and cash paid for tax withholding on vested stock awards of $49.9 million.

During the six months ended June 30, 2017, we generated continuing operating cash flows of $455.8 million. These continuing operating cash flows related primarily to net income from continuing operations of $179.2 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $78.4 million, stock-based compensation expense of $75.5 million and deferred income tax expense of $56.6 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $45.4 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an inflow in accounts receivable of $140.5 million driven by an increase in collections from higher prior period bookings and changes in deferred revenue of $26.1 million. These inflows are partially offset by changes in income taxes, net of $73.6 million mostly due to a decrease in income taxes payable and an increase in prepaid taxes, changes in accrued expenses and other liabilities of $20.5 million primarily due to a decrease in employee-related accruals, changes in other assets of $9.6 million due to an increase in long-term prepaid assets and changes in accounts payable of $9.3 million due to the timing of payments. Our continuing investing activities provided $48.2 million of cash consisting primarily of net proceeds from the sale of investments of $152.4 million, partially offset by cash paid for acquisitions of $60.4 million and cash paid for the purchase of property and equipment of $38.7 million. Our financing activities used cash of $561.6 million primarily due to cash paid for stock repurchases of $500.0 million, repayments on our credit facility of $95.0 million, cash paid for tax withholding on vested stock awards of $60.5 million, and the transfer of cash to the GoTo Business resulting from the separation of $28.5 million, partially offset by proceeds from the credit facility of $125.0 million.
Senior Notes
On November 15, 2017, we issued $750.0 million of the 2027 Notes. The 2027 Notes accrue interest at a rate of 4.5% per annum. Interest on the 2027 Notes is due semi-annually on June 1 and December 1 of each year, beginning on June 1, 2018. The net proceeds from this offering were approximately $741.0 million, after deducting the underwriting discount and estimated offering expenses payable by us. Net proceeds from this offering were used to repurchase shares of our common stock through an ASR transaction which we entered into with the ASR Counterparty on November 13, 2017. The 2027 Notes will mature on December 1, 2027, unless earlier redeemed or repurchased in accordance with their terms prior to such date. We may redeem the 2027 Notes at our option at any time in whole or from time to time in part prior to September 1, 2027 at a redemption price equal to the greater of (a) 100% of the aggregate principal amount of the 2027 Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments under such 2027 Notes, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. Among other terms, under certain circumstances, holders of the 2027 Notes may require us to repurchase their 2027 Notes upon the occurrence of a change of control prior to maturity for cash at a repurchase price equal to 101% of the principal amount of the 2027 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date. See Note 11 to our condensed consolidated financial statements for additional details on the 2027 Notes.
Credit Facility
On January 7, 2015, we entered into a credit agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement. As of June 30, 2018, there was no amount outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. We were in compliance with these covenants as of June 30, 2018. In addition, the Credit Agreement contains customary representations and warranties. Please see Note 11 to our condensed consolidated financial statements for additional details on our Credit Agreement.

Convertible Notes Offering
In April 2014, we completed a private placement of $1.44 billion principal amount of 0.500% Convertible Senior Notes due 2019, or the Convertible Notes. The net proceeds from this offering were approximately $1.42 billion after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by us. We used approximately $82.6 million of the net proceeds to pay the cost of certain bond hedges entered into in connection with the offering (after such cost was partially offset by the proceeds to us from certain warrant transactions). See Note 11 to our condensed consolidated financial statements for additional details on the Convertible Notes offering and the related bond hedges and warrant transactions.
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
The last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on June 30, 2018 was greater than or equal to $93.48 (130% of the conversion price) on each applicable trading day. As a result, each holder of our Convertible Notes has the right to convert any portion of its Convertible Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) during the calendar quarter ending September 30, 2018. The period during which the Convertible Notes will be eligible for conversion pursuant to this sales price condition will terminate on September 30, 2018 unless the sales price condition is met for the calendar quarter then ended. On or after October 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert their notes at any time, regardless of whether the sales price condition is met.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2018. We believe that our existing cash and investments together with cash flows expected from continuing operations will be sufficient to meet expected operating and capital expenditure requirements and service our short term debt obligations for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions, potential redemption of our Convertible Notes and for general corporate purposes.
Cash, Cash Equivalents and Investments

	June 30, 2018	December 31, 2017	2018 Compared to 2017
	(In thousands)
Cash, cash equivalents and investments	$2,334,519	$2,731,974	$(397,455)
The decrease in Cash, cash equivalents and investments when comparing June 30, 2018 to December 31, 2017, is primarily due to cash paid for stock repurchases of $765.0 million, cash paid for acquisitions of $66.0 million and property and equipment of $32.9 million and cash paid for tax withholding on vested stock awards of $49.9 million, partially offset by cash provided by our continuing operating activities of $528.0 million.
As of June 30, 2018, $524.4 million of the $2.33 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. As a result of the 2017 Tax Act, the cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $8.5 billion. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At June 30, 2018, $514.1 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
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
In February 2018, we entered into an ASR transaction with Goldman Sachs & Co. LLC to pay an aggregate of $750.0 million in exchange for the delivery of approximately 6.5 million shares of our common stock based on current market prices. The purchase price per share under the ASR was based on the volume-weighted average price of our common stock during the term of the ASR, less a discount. The ASR was entered into pursuant to our existing share repurchase program. Final settlement of the ASR agreement was completed in April 2018 and we received delivery of an additional 1.6 million shares of our common stock.
During the three and six months ended June 30, 2018, we expended $15.0 million on open market purchases under the stock repurchase program, repurchasing 0.1 million shares of common stock at an average price of $106.83.
During the three months ended June 30, 2017, we had no open market purchases. During the six months ended June 30, 2017, we expended approximately $500.0 million on open market purchases under the stock repurchase program, repurchasing 6.4 million shares of common stock at an average price of $78.13.
Shares for Tax Withholding
During the three and six months ended June 30, 2018, we withheld 30,502 shares and 537,776 shares, respectively, from equity awards that vested, totaling $3.0 million and $49.9 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and six months ended June 30, 2017, we withheld 43,446 shares and 734,600 shares, respectively, from equity awards that vested, totaling $3.6 million and $60.5 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended June 30, 2018 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2018, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $8.5 billion. The objective of the stock repurchase program is to improve stockholders’ returns. As of June 30, 2018, $514.1 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended June 30, 2018:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (3)
April 1, 2018 through April 30, 2018	1,658,125	$91.33	(2)	1,642,603	$529,049
May 1, 2018 through May 31, 2018	146,038	106.76		140,200	514,071
June 1, 2018 through June 30, 2018	9,142	105.73		—	514,071
Total	1,813,305			1,782,803	514,071

(1)
Represents approximately 1.6 million shares from the ASR agreement described below and 30,502 shares withheld from restricted stock units that vested in the second quarter of 2018 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.

(2)
In February 2018, we paid $750.0 million to the ASR Counterparty under the ASR agreement and received approximately 6.5 million shares of our common stock from the ASR Counterparty, which represented 80 percent of the value of the shares to be repurchased pursuant to the ASR Agreement. The total number of shares of common stock that we repurchased under the ASR Agreement was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, less a discount. Final settlement of the ASR agreement was completed in April 2018 and we received delivery of an additional 1.6 million shares of our common stock. In total, 8.2 million shares were repurchased under this ASR at an average repurchase price of $92.01.

(3)
Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
††	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 3rd day of August, 2018.

CITRIX SYSTEMS, INC.

By:	/s/ ANDREW DEL MATTO
Andrew Del Matto
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)