Form 10-Q
period 2018-09-30
CITRIX SYSTEMS INC
filed 2018-11-05
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
(954) 267-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☒ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2018, there were 134,761,787 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2018

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$1,205,182	$1,115,130
Short-term investments, available-for-sale	628,696	632,516
Accounts receivable, net of allowances of $5,106 and $4,645 at September 30, 2018 and December 31, 2017, respectively	413,509	712,535
Inventories, net	21,386	13,912
Prepaid expenses and other current assets	229,188	147,330
Total current assets	2,497,961	2,621,423
Long-term investments, available-for-sale	657,727	984,328
Property and equipment, net	247,544	252,932
Goodwill	1,661,264	1,614,494
Other intangible assets, net	128,297	141,952
Deferred tax assets, net	127,703	152,362
Other assets	116,031	52,685
Total assets	$5,436,527	$5,820,176
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$71,110	$66,893
Accrued expenses and other current liabilities	293,883	277,679
Income taxes payable	29,918	34,033
Current portion of convertible notes	1,415,970	—
Current portion of deferred revenues	1,212,280	1,308,474
Total current liabilities	3,023,161	1,687,079
Long-term portion of deferred revenues	467,722	555,769
Long-term debt	741,551	2,127,474
Long-term income taxes payable	286,695	335,457
Other liabilities	144,892	121,936
Commitments and contingencies
Temporary equity from convertible notes	19,286	—
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 307,981 and 305,751 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	308	306
Additional paid-in capital	5,193,928	4,883,670
Retained earnings	4,052,211	3,509,484
Accumulated other comprehensive loss	(18,291)	(10,806)
	9,228,156	8,382,654
Less - common stock in treasury, at cost (173,322 and 162,044 shares at September 30, 2018 and December 31, 2017, respectively)	(8,474,936)	(7,390,193)
Total stockholders' equity	753,220	992,461
Total liabilities, temporary equity and stockholders' equity	$5,436,527	$5,820,176
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share information)
Revenues:
Subscription	$111,539	$81,373	$325,493	$225,060
Product and license	170,952	168,716	523,707	529,990
Support and services	449,985	440,836	1,322,833	1,291,779
Total net revenues	732,476	690,925	2,172,033	2,046,829
Cost of net revenues:
Cost of subscription, support and services	64,717	61,096	195,625	184,922
Cost of product and license revenues	27,571	27,277	91,150	89,723
Amortization of product related intangible assets	11,629	17,564	34,177	43,062
Total cost of net revenues	103,917	105,937	320,952	317,707
Gross margin	628,559	584,988	1,851,081	1,729,122
Operating expenses:
Research and development	111,557	107,113	323,050	316,478
Sales, marketing and services	262,562	249,499	800,505	764,564
General and administrative	86,084	79,378	227,151	237,033
Amortization of other intangible assets	4,063	3,733	11,748	11,071
Restructuring	(486)	8,552	13,138	18,678
Total operating expenses	463,780	448,275	1,375,592	1,347,824
Income from operations	164,779	136,713	475,489	381,298
Interest income	10,896	7,873	29,029	19,045
Interest expense	(19,962)	(11,726)	(60,840)	(35,286)
Other income (expense), net	3,702	981	(1,847)	3,166
Income from continuing operations before income taxes	159,415	133,841	441,831	368,223
Income tax expense	558	7,121	31,882	62,349
Income from continuing operations	158,857	126,720	409,949	305,874
(Loss) from discontinued operations, net of income taxes	—	—	—	(42,704)
Net income	$158,857	$126,720	$409,949	$263,170
Basic earnings (loss) per share:
Income from continuing operations	$1.18	$0.84	$3.00	$2.01
(Loss) from discontinued operations	—	—	—	(0.28)
Basic net earnings per share	$1.18	$0.84	$3.00	$1.73

Diluted earnings (loss) per share:
Income from continuing operations	$1.08	$0.82	$2.80	$1.96
(Loss) from discontinued operations	—	—	—	(0.28)
Diluted net earnings per share:	$1.08	$0.82	$2.80	$1.68

Weighted average shares outstanding:
Basic	135,055	151,156	136,752	151,896
Diluted	147,568	154,627	146,554	156,384

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$158,857	$126,720	$409,949	$263,170
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains (losses)	816	60	(3,394)	1,500
Less: reclassification adjustment for net losses (gains) included in net income	62	120	1,307	(340)
Net change (net of tax effect)	878	180	(2,087)	1,160
Loss on pension liability	—	272	—	263
Cash flow hedges:
Change in unrealized (losses) gains	(1,636)	776	(4,367)	4,663
Less: reclassification adjustment for net losses (gains) included in net income	1,185	(1,116)	(1,031)	551
Net change (net of tax effect)	(451)	(340)	(5,398)	5,214
Other comprehensive (loss) income	427	112	(7,485)	6,637
Comprehensive income	$159,284	$126,832	$402,464	$269,807

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Operating Activities
Net income	$409,949	$263,170
Loss from discontinued operations	—	42,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	161,582	149,813
Stock-based compensation expense	144,306	127,219
Deferred income tax expense	2,508	32,367
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	7,226	(8,063)
Other non-cash items	5,558	9,608
Total adjustments to reconcile net income to net cash provided by operating activities	321,180	310,944
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	296,286	216,139
Inventories	(7,549)	(3,350)
Prepaid expenses and other current assets	(51,726)	(15,836)
Other assets	(17,540)	(2,393)
Income taxes, net	(83,273)	(58,278)
Accounts payable	2,945	(17,039)
Accrued expenses and other current liabilities	40,503	(17,372)
Deferred revenues	(85,072)	(10,746)
Other liabilities	3,233	2,645
Total changes in operating assets and liabilities, net of the effects of acquisitions	97,807	93,770
Net cash provided by operating activities of continuing operations	828,936	710,588
Net cash used in operating activities of discontinued operations	—	(56,070)
Net cash provided by operating activities	828,936	654,518
Investing Activities
Purchases of available-for-sale investments	(435,876)	(966,067)
Proceeds from sales of available-for-sale investments	442,360	678,533
Proceeds from maturities of available-for-sale investments	320,259	377,719
Purchases of property and equipment	(54,289)	(61,670)
Cash paid for acquisitions, net of cash acquired	(65,983)	(60,449)
Cash paid for licensing agreements and technology	(2,140)	(5,865)
Other	1,399	490
Net cash provided by investing activities of continuing operations	205,730	(37,309)
Net cash used in investing activities of discontinued operations	—	(3,891)
Net cash provided by investing activities	205,730	(41,200)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	164	2,094
Proceeds from credit facility	—	165,000
Repayment of credit facility	—	(125,000)
Repayment of acquired debt	(5,674)	(4,000)
Stock repurchases, net	(881,153)	(574,957)
Cash paid for tax withholding on vested stock awards	(53,589)	(71,179)
Transfer of cash to GoTo Business resulting from the separation	—	(28,523)
Net cash used in financing activities	(940,252)	(636,565)
Effect of exchange rate changes on cash and cash equivalents	(4,362)	7,160
Change in cash and cash equivalents	90,052	(16,087)
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $0 and $120,861, respectively	1,115,130	956,956
Cash and cash equivalents at end of period	$1,205,182	$940,869
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
2. SIGNIFICANT ACCOUNTING POLICIES
During the first quarter of 2018, the Company adopted new accounting guidance related to revenue recognition, accounting for business combinations, income taxes and investments, each of which is described below. There have been no other significant changes in the Company’s accounting policies during the three and nine months ended September 30, 2018 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2017.
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

The impact of adoption of ASC 606 to the Company’s condensed consolidated statements of income and balance sheets are as follows:

	Three Months Ended September 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
	(in thousands, except per share amounts)
Total net revenues	$732,476	$736,055	$(3,579)
Total cost of net revenues	103,917	103,739	178
Gross profit	628,559	632,316	(3,757)
Total operating expenses	463,780	472,715	(8,935)
Income from operations	164,779	159,601	5,178
Net income	$158,857	$154,513	$4,344

Basic earnings per share	$1.18	$1.14	$0.04
Diluted earnings per share	$1.08	$1.05	$0.03

	Nine Months Ended September 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
	(in thousands, except per share amounts)
Total net revenues	$2,172,033	$2,185,299	$(13,266)
Total cost of net revenues	320,952	319,673	1,279
Gross profit	1,851,081	1,865,626	(14,545)
Total operating expenses	1,375,592	1,398,446	(22,854)
Income from operations	475,489	467,180	8,309
Net income	$409,949	$404,710	$5,239

Basic earnings per share	$3.00	$2.96	$0.04
Diluted earnings per share	$2.80	$2.76	$0.04

	As of September 30, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
	(in thousands)
Prepaid and other current assets (1)	$229,188	$202,998	$26,190
Other assets (2)	116,031	48,648	67,383
Deferred tax assets, net	127,703	159,181	(31,478)
Total assets	$5,436,527	$5,374,432	$62,095

Other liabilities (3)	144,892	131,807	13,085
Current portion of deferred revenues	1,212,280	1,260,727	(48,447)
Long-term portion of deferred revenues	467,722	507,648	(39,926)
Total liabilities	$4,664,021	$4,739,309	$(75,288)

Stockholders' Equity:
Retained earnings	$4,052,211	$3,914,828	$137,383
(1) As reported primarily includes contract acquisition costs of $38.6 million. The balance without adoption of ASC 606 includes contract acquisition costs of $14.2 million.
(2) As reported primarily includes contract acquisition costs of $64.9 million.
(3) As reported and without ASC 606 includes deferred tax liabilities of $53.2 million.

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
Accounting for Investments
In January 2016, the Financial Accounting Standards Board issued an accounting standard update for the recognition and measurement of financial assets and liabilities. Under the standard, equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient are eligible for the measurement alternative. For the Company’s equity investments in private equity securities, which do not have readily determinable fair values, the Company has elected the measurement alternative defined as cost, less impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For certain of the Company’s equity investments in private equity funds, the Company has elected to use the net asset value practical expedient. The guidance of this accounting standard update was adopted effective January 1, 2018. The impact of adopting the accounting standard update was not material to the condensed consolidated financial statements.
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
Leases
In February 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting for leases. The new guidance requires that lessees in a leasing arrangement recognize a right-of-use asset and a lease liability for most leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The new guidance is effective for annual reporting periods beginning after December 15, 2018. Under the original guidance, the modified retrospective method of adoption was mandatory, and would have required application of the standard at the beginning of the earliest comparative period presented. However, in July 2018, the Financial Accounting Standards Board issued an update which permits entities to adopt the standard using another transition method. Under this optional transition method, the Company would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to adopt this standard using the optional transition method. The Company has concluded an assessment of its systems, data and processes related to the implementation of this accounting standard and has initiated its information technology system design and solution development. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations; however, it is expected to have a material impact on the Company's financial position due to the recognition of the right-of-use assets and lease liabilities for operating leases which are currently not reflected on the balance sheet. The Company does not expect a material impact to its results of operations.

Accounting for Cloud Computing Costs

In August 2018, the Financial Accounting Standards Board issued an accounting standard update on the accounting for implementation costs incurred by customers in cloud computing arrangements that are service contracts. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company expects to early adopt this standard on January 1, 2019 and does not expect a material impact from adoption on its condensed consolidated financial position and results of operations.
Fair Value Measurements
In August 2018, the Financial Accounting Standards Board issued an accounting standard update on fair value measurements. The new guidance modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements. The new guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position, results of operations and cash flows.
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
Available-for-sale Investments
Short-term and long-term available-for-sale investments as of September 30, 2018 and December 31, 2017 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
This change in manner of presentation did not affect the Company's total net revenues, total cost of net revenues or gross margin. Conforming changes have been made for all periods presented, as follows (in thousands):

Three Months Ended September 30, 2017
As Previously Reported		Amount Reclassified	As Reported
Revenues:			Revenues:
Software as a service	$45,810	$35,563	Subscription	$81,373
Product and licenses (1)	192,102	(23,386)	Product and license	168,716
License updates and maintenance (2)	420,951	19,885	Support and services (3)	440,836
Professional services	32,062	(32,062)
Total net revenues	$690,925	$—	Total net revenues	$690,925

Nine Months Ended September 30, 2017
As Previously Reported		Amount Reclassified	As Reported
Revenues:			Revenues:
Software as a service	$126,053	$99,007	Subscription	$225,060
Product and licenses (1)	594,708	(64,718)	Product and license	529,990
License updates and maintenance (2)	1,232,734	59,045	Support and services (3)	1,291,779
Professional services	93,334	(93,334)
Total net revenues	$2,046,829	$—	Total net revenues	$2,046,829

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
The standalone selling price is the price at which the Company would sell a promised product or service separately to the customer. For the majority of the Company's software licenses and hardware, CSP and on-premise subscription software licenses, the Company uses the observable price in transactions with multiple performance obligations. For the majority of the Company’s support and services, and cloud-hosted subscription offerings, the Company uses the observable price when the Company sells that support and service and cloud-hosted subscription separately to similar customers. If the standalone selling price for a performance obligation is not directly observable, the Company estimates it. The Company estimates standalone selling price by taking into consideration market conditions, economics of the offering and customers’ behavior. The Company maximizes the use of observable inputs and applies estimation methods consistently in similar circumstances. The Company allocates the transaction price to each distinct performance obligation on a relative standalone selling price basis.
Revenues are recognized when control of the promised products or services are transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. The Company generates all of its revenues from contracts with customers.

Sales tax
The Company records revenue net of sales tax.
Timing of revenue recognition

	Three Months Ended	Nine Months Ended (1)
	September 30, 2018
	(In Thousands)
Products and services transferred at a point in time	$186,039	$583,888
Products and services transferred over time	546,437	1,588,145
Total net revenues	$732,476	$2,172,033
(1) Includes a net reclassification from Products and services transferred at a point in time to Products and services transferred over time of $10.0 million. For the three months ended March 31, 2018, the Company reclassified $11.6 million from Product and services transferred over time to Product and services transferred at a point in time. For the three months ended June 30, 2018, the Company reclassified $21.6 million from Product and services transferred at a point in time to Product and services transferred over time. The change in presentation does not impact total net revenues and it does not affect the Company's condensed consolidated financial position, results of operations or cash flows.
Contract balances
The Company's short-term and long-term contract assets were not significant for the periods presented. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.25 billion and $512.8 million, respectively, as of January 1, 2018 and $1.21 billion and $467.7 million, respectively, as of September 30, 2018. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three and nine months ended September 30, 2018, the Company recognized $493.1 million and $1.07 billion, respectively, of revenue that was included in the deferred revenue balance as of June 30, 2018 and December 31, 2017, respectively.
The Company performs its obligations under a contract with a customer by transferring products and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no asset impairment charges related to contract assets for the three and nine months ended September 30, 2018.
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
A significant portion of the Company’s contracts have an original duration of one year or less; therefore, the Company applies a practical expedient to determine whether a significant financing component exists and does not consider the effects of the time value of money. For multi-year contracts, the Company bills annually.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	<1-3 years	3-5 years	5 years or more	Total
Subscriptions	$317,356	$30,371	$526	$348,253
Support and services	1,518,794	55,880	280	1,574,954
Total net revenues	$1,836,150	$86,251	$806	$1,923,207

Contract acquisition costs
In conjunction with the adoption of the new standard, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid and related payroll taxes when contracts are signed. The asset recognized from capitalized incremental and recoverable acquisition costs is amortized on a basis consistent with the pattern of transfer of the products or services to which the asset relates.
The Company’s typical contracts include performance obligations related to product and licenses and support. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a basis that is consistent with the transfer of the goods or services to which the asset relates. The commissions paid on annual renewals of support for product and licenses are not commensurate with the initial commission. The costs allocated to product and licenses are expensed at the time of sale, when revenue for the product and functional software licenses is recognized. The costs allocated to customer support for product and licenses are amortized ratably over a period of the greater of the contract term or the average customer life, the expected period of benefit of the asset capitalized. The Company currently estimates an average customer life of three to five years, which it believes is appropriate based on consideration of the historical average customer life and the estimated useful life of the underlying product and license sold as part of the transaction. Amortization of contract acquisition costs related to support are limited to the contractual period of the arrangement as the Company intends to pay a commensurate commission upon renewal of the related support. For contracts that contain multi-year services or subscriptions, the amortization period of the capitalized costs is the expected period of benefit, which is the greater of the contractual term or the expected customer life.
The Company elects to apply a practical expedient to expense contract acquisition costs as incurred where the expected period of benefit is one year or less.
For the three and nine months ended September 30, 2018, the Company recorded amortization of capitalized contract acquisition costs of $9.5 million and $25.7 million, respectively, which is recorded in Sales, marketing and services expense in the accompanying condensed consolidated statement of income. There was no impairment loss in relation to costs capitalized during the three and nine months ended September 30, 2018.
4. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise or settlement of stock awards and shares issuable under the employee stock purchase plan (calculated using the treasury stock method) during the period they were outstanding and potential dilutive common shares from the conversion spread on the Company’s Convertible Notes and the Company's warrants.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations	$158,857	$126,720	$409,949	$305,874
Loss from discontinued operations, net of income taxes	—	—	—	(42,704)
Net income	$158,857	$126,720	$409,949	$263,170
Denominator:
Denominator for basic net earnings per share - weighted-average shares outstanding	135,055	151,156	136,752	151,896
Effect of dilutive employee stock awards	2,731	1,987	2,594	2,538
Effect of dilutive Convertible Notes	6,999	1,484	5,892	1,950
Effect of dilutive warrants	2,783	—	1,316	—
Denominator for diluted net earnings per share - weighted-average shares outstanding	147,568	154,627	146,554	156,384

Basic earnings (loss) per share:
Income from continuing operations	$1.18	$0.84	$3.00	$2.01
Loss from discontinued operations	—	—	—	(0.28)
Basic net earnings per share	$1.18	$0.84	$3.00	$1.73
Diluted earnings (loss) per share:
Income from continuing operations	$1.08	$0.82	$2.80	$1.96
Loss from discontinued operations	—	—	—	(0.28)
Diluted net earnings per share:	$1.08	$0.82	$2.80	$1.68
For the three and nine months ended September 30, 2018, the weighted-average number of shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of the Company's warrants, as the average stock price during the quarter was above the weighted-average warrant strike price of $95.25 per share. For the three and nine months ended September 30, 2017, the weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include common stock issuable upon the exercise of the Company's warrants. The effects of these potentially issuable shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive. Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial during the periods presented.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its 0.500% Convertible Notes due 2019 (the “Convertible Notes”) on diluted earnings per share, if applicable, because upon conversion the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $71.91 per share of common stock. For the three and nine months ended September 30, 2018 and 2017, the average market price of the Company's common stock exceeded the conversion price; therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share. See Note 11 for detailed information on the Convertible Notes offering.

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

	Cedexis
	Purchase Price Allocation	Asset Life
Current assets	$8,961
Intangible assets	27,200	1-6 years
Goodwill	46,770	Indefinite
Deferred taxes	406
Other assets	69
Assets acquired	83,406
Other current liabilities assumed	5,711
Assumed debt	5,674
Net assets acquired	$72,021
Current assets acquired in connection with the Cedexis acquisition consisted primarily of cash, accounts receivable and other short term assets. Current liabilities assumed in connection with the acquisition consisted primarily of accounts payable and other accrued expenses. Assumed debt consisted primarily of short-term and long-term debt, which was paid in full subsequent to the acquisition date. The Company continues to evaluate certain income tax assets and liabilities related to the Cedexis acquisition that may be subject to change through the remainder of the measurement period, which will extend not more than twelve months from the acquisition date.
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
Identifiable intangible assets acquired in connection with the Cedexis acquisition (in thousands) and the weighted-average lives are as follows:

	Cedexis	Asset Life
Customer relationships	$2,000	1 year
Developed technology	23,800	5-6 years
Tradenames	1,400	1 year
Total	$27,200
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
Subsequent Event
On November 1, 2018, the Company entered into a definitive agreement to acquire all of the issued and outstanding securities of a privately held entity intended to advance the Company’s development of the intelligent workspace. The acquired technology enables efficient workstyles by creating a unified and customizable notification experience for business applications. The total preliminary cash consideration for this transaction is approximately $200.0 million, subject to working capital and other adjustments. The acquisition will be accounted for as a business combination and accordingly, total purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. The Company has not yet determined the purchase price allocation for the transaction. The transaction is expected to close in the fourth quarter of 2018, subject to customary closing conditions.
6. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	September 30, 2018				December 31, 2017
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$356,504	$361	$(3,268)	$353,597	$441,315	$509	$(2,760)	$439,064
Corporate securities	625,874	193	(4,277)	621,790	810,444	268	(3,020)	807,692
Municipal securities	2,500	5	—	2,505	3,965	2	(2)	3,965
Government securities	310,208	2	(1,679)	308,531	367,595	44	(1,516)	366,123
Total	$1,295,086	$561	$(9,224)	$1,286,423	$1,623,319	$823	$(7,298)	$1,616,844
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2018 were approximately seven months and two years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three and nine months ended September 30, 2018, the Company received proceeds from the sales of available-for-sale investments of $7.5 million and $442.4 million, respectively, and for the three and nine months ended September 30, 2017, the Company received proceeds from the sales of available-for-sale investments of $116.4 million and $678.5 million, respectively.
For the three months ended September 30, 2018, the Company had no realized gains on the sales of available-for-sale investments. For the nine months ended September 30, 2018, the Company had $0.1 million in realized gains on the sales of available-for-sale investments, and during the three and nine months ended September 30, 2017, the Company had no realized gains on the sales of available-for-sale investments, and $0.7 million, respectively, in realized gains on the sales of available-for-sale investments.
For the three and nine months ended September 30, 2018, the Company had realized losses on available-for-sale investments of $0.1 million and $1.5 million, respectively, and for the three and nine months ended September 30, 2017, it had realized losses on available-for-sale investments of $0.2 million and $0.4 million, respectively, primarily related to sales of these investments during these periods.
All realized gains and losses related to the sales of available-for-sale investments are included in Other income (expense), net, in the accompanying condensed consolidated statements of income.

Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of September 30, 2018 and December 31, 2017 were $9.2 million and $7.3 million, respectively. Because the Company does not currently intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of $8.4 million as of September 30, 2018, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly. For the three and nine months ended September 30, 2018, there were no adjustments resulting from observable price changes to the Company’s investments in privately-held companies without a readily determinable fair value. The fair value of these investments represents a Level 3 valuation as the assumptions used in valuing these investments are not directly or indirectly observable. See Note 7 for detailed information on fair value measurements.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $11.2 million as of September 30, 2018 which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of September 30, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$433,449	$433,449	$—	$—
Money market funds	756,455	756,455	—	—
Corporate securities	3,118	—	3,118	—
Government securities	12,160	—	12,160	—
Available-for-sale securities:
Agency securities	353,597	—	353,597	—
Corporate securities	621,790	—	621,077	713
Municipal securities	2,505	—	2,505	—
Government securities	308,531	—	308,531	—
Prepaid expenses and other current assets:
Foreign currency derivatives	627	—	627	—
Total assets	$2,492,232	$1,189,904	$1,301,615	$713
Accrued expenses and other current liabilities:
Foreign currency derivatives	3,783	—	3,783	—
Total liabilities	$3,783	$—	$3,783	$—

	As of December 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$556,520	$556,520	$—	$—
Money market funds	555,826	555,826	—	—
Corporate securities	2,784	—	2,784	—
Available-for-sale securities:
Agency securities	439,064	—	439,064	—
Corporate securities	807,692	—	807,299	393
Municipal securities	3,965	—	3,965	—
Government securities	366,123	—	366,123	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,498	—	2,498	—
Total assets	$2,734,472	$1,112,346	$1,621,733	$393
Accrued expenses and other current liabilities:
Foreign currency derivatives	814	—	814	—
Total liabilities	$814	$—	$814	$—
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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended September 30, 2018, no direct investments in privately held companies were determined to be impaired. During the nine months ended September 30, 2018, certain direct investments in privately-held companies with a combined carrying value of $2.8 million were determined to be impaired and written down to their estimated fair values of $1.9 million. Accordingly, the Company recorded $0.9 million of impairment charges during the nine months ended September 30, 2018, which are included in Other income (expense), net in the accompanying condensed consolidated statements of income. For the three months ended September 30, 2017, no cost method investments were determined to be impaired. For the nine months ended September 30, 2017, the Company determined that certain direct investments in privately-held companies were impaired and recorded charges of $1.4 million, which were included in Other income (expense), net in the accompanying condensed consolidated statements of income. In determining the fair value of the investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
On November 15, 2017, the Company issued $750.0 million of unsecured senior notes due December 1, 2027 (the "2027 Notes"). As of September 30, 2018, the fair value of the 2027 Notes and the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended September 30, 2018, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
2027 Notes	$722,858	$741,551
Convertible Notes	$2,210,935	$1,415,970
See Note 11 for more information on the 2027 Notes and the Convertible Notes.
8. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2018, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was approved at the Company's Annual Meeting of Stockholders on June 22, 2017. In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded stock plans with outstanding awards include the Amended and Restated 2005 Equity Incentive Plan ("2005 Plan").
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. ISOs, NSOs, and SARs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 46,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s 2014 Plan or the 2005 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) are added to the shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of September 30, 2018, there were 22,603,277 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans including authorization under its 2014 Plan to grant stock-based awards covering 16,927,000 shares of common stock.

In December 2014, the Company’s Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company’s Annual Meeting of Stockholders held on May 28, 2015. Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of September 30, 2018, 1,721,924 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to the 2015 ESPP of $1.8 million and $4.4 million for the three months ended September 30, 2018 and 2017, respectively, and $7.3 million and $7.9 million for the nine months ended September 30, 2018 and 2017, respectively.
The Company used the Black-Scholes model to estimate the fair value of 2015 ESPP awards with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Expected volatility factor	0.26 - 0.29	0.27 - 0.29	0.26 - 0.29	0.27 - 0.29
Risk free interest rate	1.63% - 2.19%	0.60% - 1.12%	1.12% - 2.19%	0.60% - 1.12%
Expected dividend yield	0% - 1.27%	0%	0% - 1.27%	0%
Expected life (in years)	0.5	0.5	0.5	0.5
The Company determined the expected volatility factor by considering the implied volatility in six-month market-traded options of the Company's common stock based on third-party volatility quotes. The Company's decision to use implied volatility was based upon the availability of actively traded options on the Company's common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options. The Company's historical dividend yield input was zero in prior periods as it has not historically paid cash dividends on its common stock. The current dividend yield has been updated for expected dividend yield payout given the Company's previously announced intent to pay a recurring quarterly dividend beginning in December 2018. The expected term is based on the term of the purchase period for grants made under the ESPP.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Income Statement Classifications	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Cost of subscription, support and services	$2,106	$1,132	$5,827	$2,539
Research and development	17,009	14,365	45,517	35,691
Sales, marketing and services	18,910	16,063	52,095	42,388
General and administrative	14,714	20,172	40,867	46,601
Total	$52,739	$51,732	$144,306	$127,219

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
Unrecognized Compensation Related to Stock Units
As of September 30, 2018, the total number of non-vested stock units outstanding, including company performance awards, market performance and service condition awards and service-based awards, including service-based awards assumed in connection with acquisitions, was 5,628,216. As of September 30, 2018, there was $349.0 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.77 years.
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
During the three months ended September 30, 2018, the Company initiated an effort to streamline and simplify its product branding and packaging, which included naming updates to the portfolio to provide clarity on the Company's offerings and unify its sales motions. The change resulted in the Company consolidating its Content Collaboration product group with Workspace Services and renaming the new product group Digital Workspace. As a result, the Company's two reporting units (Enterprise and Service Provider and Content Collaboration) were combined into one, consistent with how management reviews the operating results of the business. Additionally, the Company expects to rename its revenue product groups and report revenue from Content Collaboration in the new Digital Workspace product group in future periods. In connection with this change, the Company performed a qualitative goodwill assessment of the reporting units and determined there were no indicators of impairment during the three months ended September 30, 2018. The change in reporting units did not result in a reallocation of goodwill or a change in reportable segments. See Note 5 for more information regarding the Company's acquisitions.
The following table presents the change in goodwill during the nine months ended September 30, 2018 (in thousands):

	Balance at January 1, 2018	Additions		Other	Balance at September 30, 2018
Goodwill	$1,614,494	$46,770	(1)	$—	$1,661,264

(1)	Amount relates to preliminary purchase price allocation of goodwill associated with the 2018 Business Combination. See Note 5 for more information regarding the Company's acquisitions.

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
Intangible assets consist of the following (in thousands):

	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$691,874	$589,111	$663,004	$554,934
Other	226,323	200,789	222,923	189,041
Total	$918,197	$789,900	$885,927	$743,975
Amortization of product-related intangible assets, which consists primarily of product-related technologies and patents, was $11.6 million and $17.6 million for the three months ended September 30, 2018 and 2017, respectively, and $34.2 million and $43.1 million for the nine months ended September 30, 2018 and 2017, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $4.1 million and $3.7 million for the three months ended September 30, 2018 and 2017, respectively, and $11.7 million and $11.1 million for the nine months ended September 30, 2018 and 2017, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of September 30, 2018 is as follows (in thousands):

Year ending December 31,	Amount
2018 (remaining three months)	$15,484
2019	40,046
2020	27,548
2021	13,559
2022	11,708
Thereafter	19,952
Total	$128,297
10. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.

Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017 (5)	2018	2017 (5)
Net revenues:
Workspace Services revenues(1)	$462,101	$431,592	$1,329,584	$1,255,728
Networking revenues(2)	195,421	185,539	611,386	575,827
Content Collaboration revenues(3)	46,605	41,632	137,503	121,566
Professional services(4)	28,349	32,162	93,560	93,708
Total net revenues	$732,476	$690,925	$2,172,033	$2,046,829

(1)
Workspace Services revenues are primarily comprised of sales from the Company’s application virtualization solutions, which include XenDesktop and XenApp, the Company's enterprise mobility management solutions, which include XenMobile, and Citrix Workspace, and related license updates, maintenance and subscription offerings.

(2)	Networking revenues primarily include NetScaler ADC and NetScaler SD-WAN and related license updates, maintenance and subscription offerings.

(3)	Content Collaboration revenues primarily include ShareFile, Podio and related subscriptions.

(4)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.

(5)
Prior period amounts have not been adjusted under the modified retrospective method of adoption of the revenue recognition standard. See Note 2 for further information regarding the Company’s adoption of the revenue recognition standard.

Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017 (1)	2018	2017 (1)
Net revenues:
Americas	$432,689	$406,322	$1,276,873	$1,200,740
EMEA	228,236	213,954	676,942	633,119
APJ	71,551	70,649	218,218	212,970
Total net revenues	$732,476	$690,925	$2,172,033	$2,046,829

(1)
As noted above, prior period amounts have not been adjusted under the modified retrospective method of adoption of the revenue recognition standard. See Note 2 for further information regarding the Company’s adoption of the revenue recognition standard.

As of September 30, 2018, no individual customer accounted for 10% or more of the Company's total gross accounts receivable.
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
Credit Facility
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. As of September 30, 2018, there were no amounts outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of September 30, 2018.
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

The last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on September 30, 2018 was greater than or equal to $93.48 (130% of the conversion price) on each applicable trading day. As a result, each holder of the Company’s Convertible Notes has the right to convert any portion of its Convertible Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof). On or after October 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert their notes at any time, regardless of whether the sales price condition is met. Accordingly, as of September 30, 2018, the Company reclassified the outstanding balance, net of discount, of $1.42 billion of the Convertible Notes from other liabilities to current liabilities and the difference between the face value and carrying value of $19.3 million was reclassified from stockholders’ equity to temporary equity in the accompanying condensed consolidated balance sheets. As required by the Indenture, the Company gave notice of this sales price trigger to the trustee and the conversion agent on October 1, 2018. The sales price condition was also met for the quarter ended June 30, 2018. As of September 30, 2018, the Company received conversion notices from noteholders with respect to $224.8 million in aggregate principal amount of Convertible Notes requesting conversion as a result of the sales price condition having been met for the prior quarter. Accordingly, in accordance with the terms of the Convertible Notes, in the fourth quarter of 2018 the Company will make cash payments of this aggregate principal amount and has elected to deliver newly issued shares of its common stock in respect of the remainder of the Company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being redeemed, in full satisfaction of such converted notes. The numbers of shares to be issued will be determined at the end of the settlement period, which will be December 7, 2018 for the conversion notices that the Company has received through September 30, 2018. Additionally, through October 15, 2018, the Company had received conversion notices from noteholders with respect to $48.2 million in aggregate principal amount of Convertible Notes, which will settle during the fourth quarter of 2018. Any conversions with respect to conversion notices received by the Company on or after October 15, 2018 will settle on the maturity date. The Company will receive shares of its common stock under the Bond Hedges (as defined below) which are expected to offset the issuance of shares of common stock upon conversion of the Convertible Notes. See the discussion under “Convertible Note Hedge and Warrant Transaction” in this Note 11 for detailed information on the Bond Hedges.
In accounting for the settlement of the Convertible Notes, the Company will allocate the fair value of the settlement consideration remitted to the noteholders between the liability and equity components. The portion of the settlement consideration allocated to the extinguishment of the liability component will be based on the fair value of that component immediately before extinguishment. A gain or loss will be recognized in the condensed consolidated statements of income for any difference between the consideration allocated to the liability component and the sum of the carrying amount of the liability component and any unamortized debt issuance costs. Additionally, upon settlement of the converted principal, the Company will also derecognize the related unamortized discount and issuance costs. The Company will allocate the remaining settlement consideration to the reacquisition of the equity component and recognize this amount as a reduction of Stockholders' equity.
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

The Convertible Notes consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Liability component
Principal	$1,437,483	$1,437,483
Less: note discount and issuance costs	(21,513)	(51,159)
Net carrying amount	$1,415,970	$1,386,324

Equity component
Temporary equity	$19,286	$—
Additional paid-in capital	143,583	162,869
Total (including temporary equity)	$162,869	$162,869
The following table includes total interest expense recognized related to the Convertible Notes and the 2027 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Contractual interest expense	$9,721	$1,797	$30,283	$5,391
Amortization of debt issuance costs	1,199	1,045	3,578	3,117
Amortization of debt discount	8,836	8,536	26,312	25,418
	$19,756	$11,378	$60,173	$33,926
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $95.25 per share. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market as the value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity. As of September 30, 2018, no warrants have been exercised.
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

12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of September 30, 2018, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
Generally, when the dollar is weak, foreign currency denominated expenses will be higher, and these higher expenses will be partially offset by the gains realized from the Company’s hedging contracts. Conversely, if the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the losses incurred from the Company’s hedging contracts. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Gains and losses on derivatives that are designated as cash flow hedges are initially reported as a component of Accumulated other comprehensive loss and are subsequently recognized in income when the hedged exposure is recognized in income. Gains and losses from changes in fair values of derivatives that are not designated as hedges are recognized in Other income (expense), net.
The total cumulative unrealized loss on cash flow derivative instruments was $3.2 million at September 30, 2018, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The total cumulative unrealized gain on cash flow derivative instruments was $2.2 million at December 31, 2017, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 13 for more information related to comprehensive income. The net unrealized loss as of September 30, 2018 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$44	Prepaid expenses and other current assets	$2,481	Accrued expenses and other current liabilities	$3,549	Accrued expenses and other current liabilities	$110

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$583	Prepaid expenses and other current assets	$17	Accrued expenses and other current liabilities	$234	Accrued expenses and other current liabilities	$704

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2018	2017		2018	2017
Foreign currency forward contracts	$(451)	$(340)	Operating expenses	$(1,185)	$1,116

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2018	2017		2018	2017
Foreign currency forward contracts	$(5,398)	$5,214	Operating expenses	$1,031	$(551)

There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2018	2017
Foreign currency forward contracts	Other income (expense), net	$4,452	$(1,148)

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2018	2017
Foreign currency forward contracts	Other income (expense), net	$8,054	$(6,298)

Outstanding Foreign Currency Forward Contracts
As of September 30, 2018, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 15,500
Brazilian Real	BRL 12,300
Pounds Sterling	GBP 2,100
Canadian Dollar	CAD 3,050
Chinese Yuan Renminbi	CNY 50,600
Danish Krone	DKK 7,404
Euro	EUR 6,536
Hong Kong Dollar	HKD 23,400
Indian Rupee	INR 558,300
Japanese Yen	JPY 2,333,900
Korean Won	KRW 370,200
New Zealand Dollar	NZD 200
Singapore Dollar	SGD 9,000
Swiss Franc	CHF 19,150
13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized gain (loss) on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2017	$(2,946)	$(6,666)	$2,158	$(3,352)	$(10,806)
Other comprehensive loss before reclassifications	—	(3,394)	(4,367)	—	(7,761)
Amounts reclassified from accumulated other comprehensive loss	—	1,307	(1,031)	—	276
Net current period other comprehensive loss	—	(2,087)	(5,398)	—	(7,485)
Balance at September 30, 2018	$(2,946)	$(8,753)	$(3,240)	$(3,352)	$(18,291)
Income tax expense or benefit allocated to each component of other comprehensive loss is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended September 30, 2018
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net losses on available-for-sale securities	$62	Other income (expense), net
Unrealized net losses on cash flow hedges	1,185	Operating expenses *
	$1,247

	For the Nine Months Ended September 30, 2018
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net losses on available-for-sale securities	$1,307	Other income (expense), net
Unrealized net gains on cash flow hedges	(1,031)	Operating expenses *
	$276
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
At September 30, 2018, the Company has not completed its accounting for all of the tax effects of the 2017 Tax Act. However, the Company made what it believes to be a reasonable estimate of certain effects of the 2017 Tax Act. In the three months ended September 30, 2018, the Company recorded a $23.3 million income tax benefit to refine the provisional estimate of the federal transition tax on deemed repatriation of deferred foreign income. The Company considers all tax reform related amounts to be provisional due to the complexity of the calculations and pending authoritative guidance. The Company will continue to evaluate the data and guidance to refine the income tax impact of the 2017 Tax Act. Pursuant to SAB 118, the Company will complete the accounting for the tax effects of all of the provisions of the 2017 Tax Act within the required measurement period not to extend beyond one year from the enactment date.
The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. As of September 30, 2018, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, the Company included federal and state GILTI provisional amounts related to current-year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.
The Company’s continuing operations effective tax rate was 0.4% and 5.3% for the three months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2018 to the three months ended September 30, 2017 was primarily due to tax items unique to the period ended September 30, 2018, including a $23.3 million tax benefit to refine the provisional estimate of the federal transition tax on deemed repatriation of deferred foreign income, partially offset by an unfavorable increase in uncertain tax positions related to the Altera appellate decision as described below. Both periods include the recognition of a tax benefit from the release of uncertain tax positions due to the expiration of statute of limitations in certain jurisdictions.

The Company’s continuing operations effective tax rate was 7.2% and 16.9% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate when comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017 was primarily due to tax items unique to the period ended September 30, 2018, including a $23.3 million tax benefit to refine the provisional estimate of the federal transition tax on deemed repatriation of deferred foreign income, partially offset by an unfavorable increase in uncertain tax positions related to the Altera appellate decision as described below. Both periods include the recognition of a tax benefit from the release of uncertain tax positions due to the expiration of statute of limitations in certain jurisdictions. Additionally, the effective tax rate for the nine months ended September 30, 2017 included a $46.1 million unique tax charge to establish a valuation allowance due to a change in expectation of realizability of state R&D credits arising from the separation of the GoTo Business.
The Company’s net unrecognized tax benefits totaled $85.9 million and $77.8 million as of September 30, 2018 and December 31, 2017, respectively. All amounts included in the balance at September 30, 2018 for tax positions would affect the annual effective tax rate if recognized. The Company accrued $3.5 million for the payment of interest as of September 30, 2018.
On July 24, 2018, the U.S. Ninth Circuit Court of Appeals overturned the U.S. Tax Court’s unanimous decision in Altera v. Commissioner, where the Tax Court held the Treasury regulation requiring participants in a qualified cost sharing arrangement share stock-based compensation costs to be invalid. On August 7, 2018, the U.S. Ninth Circuit Court of Appeals, on its own motion, withdrew its July 24, 2018 opinion to allow time for the reconstituted panel to confer. Given the increased uncertainty as to the Ninth Circuit's eventual ruling and the impact it will have on the Internal Revenue Service’s ability to challenge the technical merits of the Company's position, the Company accrued amounts for this uncertain tax position as of the period ended September 30, 2018.
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is currently not under examination by the United States Internal Revenue Service. With few exceptions, the Company is generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions, by tax authorities for years prior to 2014.
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
At September 30, 2018, the Company had $114.5 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
The Company’s effective tax rate generally differs from the U.S. federal statutory rate primarily due to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland. From time to time, there may be other items that impact the Company's effective tax rate, such as the items specific to the current period discussed above.

15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to the Company of $9.3 billion, of which $750.0 million was approved in October 2018. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2018, $397.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
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
During the three months ended September 30, 2018, the Company expended approximately $116.2 million on open market purchases under the stock repurchase program, repurchasing 1.0 million shares of common stock at an average price of $111.11. During the nine months ended September 30, 2018, the Company expended approximately $131.2 million on open market purchases under the stock repurchase program, repurchasing 1.2 million shares of common stock at an average price of $110.60.
During the three months ended September 30, 2017, the Company expended $75.0 million on open market purchases under the stock repurchase program, repurchasing 1.0 million shares of common stock at an average price of $76.11. During the nine months ended September 30, 2017, the Company expended $575.0 million on open market purchases under the stock repurchase program, repurchasing 7.4 million shares of common stock at an average price of $77.86.
Shares for Tax Withholding
During the three and nine months ended September 30, 2018, the Company withheld 32,813 shares and 0.6 million shares, respectively, from equity awards that vested, totaling $3.7 million and $53.6 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and nine months ended September 30, 2017, the Company withheld 0.1 million shares and 0.9 million shares, respectively, from equity awards that vested, totaling $10.6 million and $71.2 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
For the three and nine months ended September 30, 2018 and 2017, restructuring charges from continuing operations were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee severance and related costs	$22	$1,895	$2,341	$10,448
Consolidation of leased facilities	(508)	6,657	10,797	8,408
Reversal of previous charges	—	—	—	(178)
Total Restructuring charges	$(486)	$8,552	$13,138	$18,678
During the three and nine months ended September 30, 2018, the Company incurred costs related to its initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. Total costs incurred for the three months ended September 30, 2018 were not material. During the nine months ended September 30, 2018, the Company incurred costs of $2.3 million.
In connection with its restructuring initiatives, the Company had previously vacated or consolidated properties and subsequently reassessed its obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases is based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. As a result of a reassessment, during the three months ended September 30, 2018, the Company recorded a credit of $0.5 million as a reversal of the original estimated charge, which decreased restructuring charges related to the lease exit costs. In addition, during the nine months ended September 30, 2018, the Company incurred costs of $10.8 million, related to the consolidation of leased facilities.

The charges related to employee severance were substantially completed as of the first quarter of 2018; however, the Company could continue to incur lease losses related to the consolidation of leased facilities during fiscal year 2018.
Restructuring accruals
The activity in the Company’s restructuring accruals for the nine months ended September 30, 2018 is summarized as follows (in thousands):

Total
Balance at January 1, 2018	$55,283
Restructuring charges	13,138
Payments	(23,525)
Balance at September 30, 2018	$44,896
As of September 30, 2018, the $44.9 million in outstanding restructuring accruals primarily relate to future payments for leased facilities.

18. STATEMENT OF CHANGES IN EQUITY

The following tables presents the changes in total stockholders' equity during the three and nine months ended September 30, 2018 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) income	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2018	307,662	$308	$5,116,339	$3,893,354	$(18,718)	(172,244)	$(8,355,107)	$636,176
Shares issued under stock-based compensation plans	110	—	50	—	—	—	—	50
Stock-based compensation expense	—	—	52,739	—	—	—	—	52,739
Temporary equity reclassification	—	—	8,796	—	—	—	—	8,796
Common stock issued under employee stock purchase plan	209	—	16,004	—	—	—	—	16,004
Stock repurchases, net	—	—	—	—	—	(1,046)	(116,175)	(116,175)
Restricted shares turned in for tax withholding	—	—	—	—	—	(32)	(3,654)	(3,654)
Other comprehensive income, net of tax	—	—	—	—	427	—	—	427
Net income	—	—	—	158,857	—	—	—	158,857
Balance at September 30, 2018	307,981	$308	$5,193,928	$4,052,211	$(18,291)	(173,322)	$(8,474,936)	$753,220

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) income	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	305,751	$306	$4,883,670	$3,509,484	$(10,806)	(162,044)	$(7,390,193)	$992,461
Shares issued under stock-based compensation plans	1,769	2	162	—	—	—	—	164
Stock-based compensation expense	—	—	145,920	—	—	—	—	145,920
Temporary equity reclassification	—	—	(19,286)	—	—	—	—	(19,286)
Common stock issued under employee stock purchase plan	461	—	33,462	—	—	—	—	33,462
Stock repurchases, net	—	—	150,000	—	—	(10,708)	(1,031,154)	(881,154)
Restricted shares turned in for tax withholding	—	—	—	—	—	(570)	(53,589)	(53,589)
Other comprehensive income, net of tax	—	—	—	—	(7,485)	—	—	(7,485)
Cumulative-effect adjustment from adoption of accounting standards	—	—	—	132,778	—	—	—	132,778
Net income	—	—	—	409,949	—	—	—	409,949
Balance at September 30, 2018	307,981	$308	$5,193,928	$4,052,211	$(18,291)	(173,322)	$(8,474,936)	$753,220

The following tables presents the changes in total stockholders' equity during the three and nine months ended September 30, 2017 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) income	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2017	304,891	$305	$4,922,187	$3,663,732	$(8,779)	(153,687)	$(6,695,744)	$1,881,701
Shares issued under stock-based compensation plans	259	—	603	—	—	—	—	603
Stock-based compensation expense	—	—	46,631	—	—	—	—	46,631
Common stock issued under employee stock purchase plan	286	—	25,433	—	—	—	—	25,433
Stock repurchases, net	—	—	—	—	—	(985)	(74,956)	(74,956)
Restricted shares turned in for tax withholding	—	—	—	—	—	(135)	(10,633)	(10,633)
Other comprehensive income, net of tax	—	—	—	—	112	—	—	112
Net income	—	—	—	126,720	—	—	—	126,720
Balance at September 30, 2017	305,436	$305	$4,994,854	$3,790,452	$(8,667)	(154,807)	$(6,781,333)	$1,995,611

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) income	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2016	302,851	$303	$4,761,588	$4,010,737	$(28,704)	(146,552)	$(6,135,197)	$2,608,727
Shares issued under stock-based compensation plans	2,299	2	2,091	—	—	—	—	2,093
Stock-based compensation expense	—	—	121,405	—	—	—	—	121,405
Temporary equity reclassification	—	—	79,494	—	—	—	—	79,494
Common stock issued under employee stock purchase plan	286	—	25,433	—	—	—	—	25,433
Stock repurchases, net	—	—	—	—	—	(7,384)	(574,957)	(574,957)
Restricted shares turned in for tax withholding	—	—	—	—	—	(871)	(71,179)	(71,179)
Cumulative-effect adjustment from adoption of accounting standard on stock-based compensation	—	—	5,691	(5,303)	—	—	—	388
Distribution of the net assets of the GoTo Business	—	—	—	(478,152)	13,400	—	—	(464,752)
Other comprehensive income, net of tax	—	—	—	—	6,637	—	—	6,637
Other	—	—	(848)	—	—	—	—	(848)
Net income	—	—	—	263,170	—	—	—	263,170
Balance at September 30, 2017	305,436	$305	$4,994,854	$3,790,452	$(8,667)	(154,807)	$(6,781,333)	$1,995,611

Subsequent Event

On October 24, 2018, the Company announced that its Board of Directors approved a quarterly cash dividend of $0.35 per share to be paid on December 21, 2018 to all shareholders of record as of the close of business on December 7, 2018. Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of the Company’s Board of Directors.

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
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended September 30, 2018. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

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
Executive Summary
During the three months ended September 30, 2018, our transition to the cloud and a subscription-based business model continued to gain momentum, which contributed to our strong financial results during the quarter. In addition, we have maintained a disciplined approach to spending, while continuing to invest more into demand generation, and sales capacity in order to support our growth, business model transition, and cloud infrastructure.
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
On May 8, 2018, we announced our intention to initiate a quarterly cash dividend beginning in the fourth quarter of 2018, subject to declaration by our Board of Directors, as part of our capital return program. On October 24, 2018, we announced that our Board of Directors declared a $0.35 per share dividend payable December 21, 2018 to all shareholders of record as of the close of business on December 7, 2018. Our Board of Directors will continue to review our capital allocation strategy for potential modifications and will determine whether to declare future dividends on a quarterly basis based on our financial performance, business outlook and other considerations.

Additionally, on October 24, 2018 we announced that our Board of Directors approved an increase of an additional $750.0 million to our existing share repurchase program.
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
Summary of Results
For the three months ended September 30, 2018 compared to the three months ended September 30, 2017, a summary of our results from continuing operations included:

•	Subscription revenue increased 37.1% to $111.5 million;

•	Product and license revenue increased 1.3% to $171.0 million;

•	Support and services revenue increased 2.1% to $450.0 million;

•	Gross margin as a percentage of revenue increased 1.1% to 85.8%;

•	Operating income from continuing operations increased 20.5% to $164.8 million;

•	Diluted net income per share from continuing operations increased 31.7% to $1.08; and

•	Unbilled revenue increased $186.0 million to $243.2 million.
Our Subscription revenue increased primarily due to increased customer adoption of our cloud-based solutions from our Workspace Services and Networking offerings delivered via the cloud. Our Product and license revenue increased primarily due to increased sales of our Networking products, partially offset by lower sales of our Workspace Services solutions. The increase in Support and services revenue was primarily due to increased sales of maintenance services across our Workspace Services perpetual offerings as our customers have shifted to our Customer Success Service offerings, partially offset by lower implementation services related to our Workspace Services solutions and product training and certification, and lower sales of our maintenance revenues for our Networking products. We currently expect total revenue to increase when comparing the fourth quarter of 2018 to the fourth quarter of 2017 and when comparing the 2018 fiscal year to the 2017 fiscal year. The increase in operating income from continuing operations was primarily due to a higher gross margin driven by an increase in sales and lower intangible asset amortization, partially offset by an increase in operating expenses. The increase in diluted net income per share from continuing operations was primarily due to an increase in operating margin, a decrease in income tax expense, as well as a decrease in the number of weighted average shares outstanding due to share repurchases. These increases were partially offset by an increase in interest expense related to our 2027 Notes.
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
Subsequent Event
On November 1, 2018, we entered into a definitive agreement to acquire all of the issued and outstanding securities of a privately held entity intended to advance our development of the intelligent workspace. The acquired technology enables more efficient workstyles by creating a unified and customizable notification experience for business applications. The total preliminary cash consideration for this transaction is approximately $200.0 million, subject to working capital and other adjustments. The acquisition will be accounted for as a business combination and accordingly, total purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values on the acquisition date. We have not yet determined the purchase price allocation for the transaction. The transaction is expected to close in the fourth quarter of 2018, subject to customary closing conditions.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2018	September 30, 2018
	2018	2017	2018	2017	vs. September 30, 2017	vs. September 30, 2017
Revenues:
Subscription	$111,539	$81,373	$325,493	$225,060	37.1%	44.6%
Product and license	170,952	168,716	523,707	529,990	1.3	(1.2)
Support and services	449,985	440,836	1,322,833	1,291,779	2.1	2.4
Total net revenues	732,476	690,925	2,172,033	2,046,829	6.0	6.1
Cost of net revenues:
Cost of subscription, support and services	64,717	61,096	195,625	184,922	5.9	5.8
Cost of product and license revenues	27,571	27,277	91,150	89,723	1.1	1.6
Amortization of product related intangible assets	11,629	17,564	34,177	43,062	(33.8)	(20.6)
Total cost of net revenues	103,917	105,937	320,952	317,707	(1.9)	1.0
Gross margin	628,559	584,988	1,851,081	1,729,122	7.4	7.1
Operating expenses:
Research and development	111,557	107,113	323,050	316,478	4.1	2.1
Sales, marketing and services	262,562	249,499	800,505	764,564	5.2	4.7
General and administrative	86,084	79,378	227,151	237,033	8.4	(4.2)
Amortization of other intangible assets	4,063	3,733	11,748	11,071	8.8	6.1
Restructuring	(486)	8,552	13,138	18,678	(105.7)	(29.7)
Total operating expenses	463,780	448,275	1,375,592	1,347,824	3.5	2.1
Income from operations	164,779	136,713	475,489	381,298	20.5	24.7
Interest income	10,896	7,873	29,029	19,045	38.4	52.4
Interest expense	(19,962)	(11,726)	(60,840)	(35,286)	70.2	72.4
Other income (expense), net	3,702	981	(1,847)	3,166	277.4	(158.3)
Income from continuing operations before income taxes	159,415	133,841	441,831	368,223	19.1	20.0
Income tax expense	558	7,121	31,882	62,349	(92.2)	(48.9)
Income from continuing operations	158,857	126,720	409,949	305,874	25.4	34.0
(Loss) from discontinued operations, net of income taxes	—	—	—	(42,704)	-	(100.0)
Net income	$158,857	$126,720	$409,949	$263,170	25.4%	55.8%
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

•	Maintenance fees for our perpetual Networking products, which include technical support and hardware and software maintenance, are recognized ratably over the contract term; and

•	Fees from consulting services related to the implementation of our solutions, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2018	September 30, 2018
	2018	2017	2018	2017	vs. September 30, 2017	vs. September 30, 2017
	(in thousands)
Subscription	$111,539	$81,373	$325,493	$225,060	$30,166	$100,433
Product and license	170,952	168,716	523,707	529,990	2,236	(6,283)
Support and services	449,985	440,836	1,322,833	1,291,779	9,149	31,054
Total net revenues	$732,476	$690,925	$2,172,033	$2,046,829	$41,551	$125,204
Subscription
Subscription revenue increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to increased customer adoption of our cloud-based solutions from our Workspace Services offerings of $17.0 million and from our Networking offerings of $7.3 million. Subscription revenue increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to increased customer adoption of our cloud-based solutions from our Workspace Services offerings of $51.0 million and from our Networking offerings of $29.7 million. Also contributing to the increase is the upfront recognition of on-premise subscription revenue during fiscal year 2018 under the new revenue accounting guidance. See Notes 2 and 3 to our condensed consolidated financial statements for detailed information related to our adoption of the new revenue standard. We currently expect our Subscription revenue to increase when comparing the fourth quarter of 2018 to the fourth quarter of 2017 as customers continue to shift to our cloud-based solutions.
Product and license
Product and license revenue increased when comparing the three months ended September 30, 2018 to the three months ended September 30, 2017 primarily due to higher sales of our perpetual Networking products of $5.4 million, partially offset by lower sales of our perpetual Workspace Services solutions of $2.7 million. Product and license revenue decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to lower sales of our perpetual Workspace Services solutions of $11.7 million, partially offset by an increase in sales of our perpetual Networking products of $7.9 million. We currently expect Product and license revenue to decrease when comparing the fourth quarter of 2018 to the fourth quarter of 2017 as customers continue to shift to our cloud-based solutions.
Support and services
Support and services revenue increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily driven by increased sales of maintenance revenues from our Customer Success Service offerings of $16.3 million. This increase is partially offset by lower implementation services related to our Workspace Services solutions and product training and certification of $3.8 million, and lower sales of our maintenance revenues for our Networking products of $2.8 million. Support and services revenue increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily driven by increased sales of maintenance revenues from our Customer Success Service offerings. We currently expect Support and services revenue to increase when comparing the fourth quarter of 2018 to the fourth quarter of 2017.
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
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition and is recognized in our condensed consolidated balance sheets and statements of income as the revenue recognition criteria are met. Unbilled revenue primarily represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in accounts receivable or deferred revenue within our condensed consolidated financial statements. Deferred revenue and unbilled revenue are influenced by several factors, including new business seasonality within the year, the specific timing, size and duration of customer subscription agreements, annual billing cycles of subscription agreements, and invoice timing. Fluctuations in unbilled revenue may not be a reliable indicator of future performance and the related revenue associated with these contractual commitments.
The following table presents the amounts of deferred revenue and unbilled revenue (in thousands):

	September 30, 2018	December 31, 2017	2018 compared to 2017
Deferred revenue	$1,680,002	$1,864,243	$(184,241)
Unbilled revenue	243,205	80,074	163,131
Deferred revenue decreased $184.2 million as of September 30, 2018 compared to December 31, 2017 primarily from the $99.9 million cumulative effect adjustment from adoption of the new revenue recognition accounting standard. See Notes 2 and 3 to our condensed consolidated financial statements for detailed information related to our adoption of the new revenue standard. The remainder of the decrease primarily relates to increased customer adoption of our cloud-based subscription offerings. Unbilled revenue as of September 30, 2018 increased $163.1 million from December 31, 2017 to $243.2 million, primarily due to annual billing cycles of subscription agreements and invoice timing.

While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. We refer to those unfulfilled product license orders at the end of a given period as “product and license backlog.” As of September 30, 2018 and 2017, the amount of product and license backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for 45.6% and 45.7% of our net revenues for the three and nine months ended September 30, 2018, respectively, and 45.9% and 45.7% of our net revenues for the three and nine months ended September 30, 2017, respectively. The change in our international revenues as a percentage of our net revenues for three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was not significant. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.

Cost of Net Revenues

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2018	September 30, 2018
	2018	2017	2018	2017	vs. September 30, 2017	vs. September 30, 2017
	(In thousands)
Cost of subscription, support and services revenues	$64,717	$61,096	$195,625	$184,922	$3,621	$10,703
Cost of product and license revenues	27,571	27,277	91,150	89,723	294	1,427
Amortization of product related intangible assets	11,629	17,564	34,177	43,062	(5,935)	(8,885)
Total cost of net revenues	$103,917	$105,937	$320,952	$317,707	$(2,020)	$3,245
Cost of subscription, support and services revenues consists primarily of compensation and other personnel-related costs of providing technical support, consulting and cloud capacity costs, as well as the costs related to providing our offerings delivered via the cloud. Cost of product and license revenues consists primarily of hardware, shipping expense, royalties, product media and duplication, manuals and packaging materials. Also included in Cost of net revenues is amortization of product related intangible assets.
Cost of subscription, support and services revenues increased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in sales of our subscription offerings of $4.5 million and professional services of $2.1 million, partially offset by a decrease in costs of providing technical support of $2.9 million, primarily due to reductions in headcount. Cost of subscription, support and services revenues increased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in sales of our subscription offerings of $9.8 million and professional services of $6.7 million, partially offset by a decrease in costs of providing technical support of $5.7 million, primarily due to reductions in headcount. We currently expect Cost of subscription, support and services revenues to increase when comparing the fourth quarter of 2018 to the fourth quarter of 2017, consistent with the expected increases in Subscription revenue and Support and services revenue as discussed above.
Cost of product and license revenues increased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 primarily due to higher overall sales of our perpetual Networking products, which contain hardware components that have a higher cost than our software products. We currently expect Cost of product and license revenues to decrease when comparing the fourth quarter of 2018 to the fourth quarter of 2017, consistent with the expected decrease in Product and license revenue.
Amortization of product related intangible assets decreased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the impairment of certain intangible assets in the three months ended September 30, 2017. Amortization of product related intangible assets decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to the impairment of certain intangible assets in the three months ended September 30, 2017, as well as lower amortization of certain intangible assets becoming fully amortized.
Gross Margin
Gross margin as a percentage of revenue was 85.8% and 85.2% for the three and nine months ended September 30, 2018, respectively, and 84.7% and 84.5% for the three and nine months ended September 30, 2017, respectively. The increase in gross margin when comparing the three and nine months ended September 30, 2018 to September 30, 2017 was primarily due to a decrease in Amortization of product related intangible assets resulting from the impairment of certain intangible assets in the three months ended September 30, 2017.
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
Research and Development Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2018	September 30, 2018
	2018	2017	2018	2017	vs. September 30, 2017	vs. September 30, 2017
	(In thousands)
Research and development	$111,557	$107,113	$323,050	$316,478	$4,444	$6,572
Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in cloud capacity costs of $2.9 million and an increase in stock-based compensation of $2.6 million, partially offset by a decrease in facility and equipment costs of $0.8 million. Research and development expenses increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in stock-based compensation of $9.8 million and an increase in cloud capacity costs of $7.4 million. These increases are partially offset by a decrease in compensation and other employee-related costs of $7.6 million related to a net decrease in headcount, and a decrease in facility and equipment costs of $1.8 million.
Sales, Marketing and Services Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2018	September 30, 2018
	2018	2017	2018	2017	vs. September 30, 2017	vs. September 30, 2017
	(In thousands)
Sales, marketing and services	$262,562	$249,499	$800,505	$764,564	$13,063	$35,941
Sales, marketing and services expenses consist primarily of personnel related costs, including sales commissions, pre-sales support, the costs of marketing programs aimed at increasing revenue, such as brand development, advertising, trade shows, public relations and other market development programs and costs related to our facilities, equipment, information systems and pre-sale demonstration related cloud capacity costs that are directly related to our sales, marketing and services activities.
Sales, marketing and services expenses increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in compensation and other employee-related costs of $10.6 million due to an increase in sales headcount from our investment in sales capacity and demand generation, an increase in marketing programs of $6.8 million, an increase in stock-based compensation of $2.8 million and an increase in professional fees of $2.7 million. These increases were partially offset by a decrease in variable compensation of $11.5 million mostly as a result of accounting for contract acquisition costs under the new revenue accounting guidance, which was adopted on January 1, 2018. Sales, marketing and services expenses increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in compensation and other employee-related costs of $31.2 million due to an increase in sales headcount from our investment in sales capacity and demand generation, an increase in marketing programs of $13.2 million and an increase stock-based compensation of $9.7 million. These increases were partially offset by a decrease in variable compensation of $20.5 million mostly as a result of accounting for contract acquisition costs under the new revenue accounting guidance, which was adopted on January 1, 2018. See Notes 2 and 3 to our condensed consolidated financial statements for detailed information related to our adoption of the new revenue standard.

General and Administrative Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2018	September 30, 2018
	2018	2017	2018	2017	vs. September 30, 2017	vs. September 30, 2017
	(In thousands)
General and administrative	$86,084	$79,378	$227,151	$237,033	$6,706	$(9,882)
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in professional fees of $9.0 million, partially offset by a decrease in stock-based compensation of $5.5 million. General and administrative expenses decreased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to a decrease in stock-based compensation costs of $5.8 million and a decrease in compensation and other employee-related costs of $4.8 million.
Restructuring Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2018	September 30, 2018
	2018	2017	2018	2017	vs. September 30, 2017	vs. September 30, 2017
	(In thousands)
Restructuring	$(486)	$8,552	$13,138	$18,678	$(9,038)	$(5,540)
During the three and nine months ended September 30, 2018, we incurred costs related to our initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. Total costs incurred for the three months ended September 30, 2018 were not material. During the nine months ended September 30, 2018, we incurred costs of $2.3 million.
In connection with our restructuring initiatives, we had previously vacated or consolidated properties and subsequently reassessed our obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases is based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. As a result of a reassessment, during the three months ended September 30, 2018, we recorded a credit of $0.5 million as a reversal of the original estimated charge, which decreased restructuring charges related to the lease exit costs. In addition, during the nine months ended September 30, 2018, we incurred costs of $10.8 million, related to the consolidation of our leased facilities. The charges related to employee severance were substantially completed as of the first quarter of 2018; however, we could continue to incur lease losses related to the consolidation of leased facilities during fiscal year 2018.
2018 Operating Expense Outlook
When comparing the fourth quarter of 2018 to the fourth quarter of 2017, we currently expect Operating expenses to increase in absolute dollars with respect to sales, marketing and services expenses due to our continued investment in demand generation, sales capacity in order to support our growth and transition and cloud infrastructure. We expect an increase in absolute dollars with respect to research and development expenses as we invest more in innovation capacity, as well as an increase in absolute dollars in general and administrative expenses.
Interest Income

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2018	September 30, 2018
	2018	2017	2018	2017	vs. September 30, 2017	vs. September 30, 2017
	(In thousands)
Interest income	$10,896	$7,873	$29,029	$19,045	$3,023	$9,984

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income increased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 mostly due to higher yields on investments. See Note 6 to our condensed consolidated financial statements for additional details regarding our investments.

Interest Expense

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2018	September 30, 2018
	2018	2017	2018	2017	vs. September 30, 2017	vs. September 30, 2017
	(In thousands)
Interest expense	$(19,962)	$(11,726)	$(60,840)	$(35,286)	$(8,236)	$(25,554)
Interest expense primarily consists of interest paid on our Convertible Notes, 2027 Notes and our credit facility. Interest expense increased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 due to borrowings related to our 2027 Notes. See Note 11 to our condensed consolidated financial statements for additional details regarding debt.
Other Income (Expense), Net

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2018	September 30, 2018
	2018	2017	2018	2017	vs. September 30, 2017	vs. September 30, 2017
	(In thousands)
Other income (expense), net	$3,702	$981	$(1,847)	$3,166	$2,721	$(5,013)
Other income (expense), net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other income (expense), net during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily driven by an increase from the remeasurement and settlements of foreign currency transactions of $1.6 million and gains related to our strategic investments of $1.2 million. The change in Other income (expense), net during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily driven by an increase in net losses on remeasurement and settlements of foreign currency transactions of $2.6 million and an increase in losses on our available-for-sale investments of $1.7 million.
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

At September 30, 2018, we have not completed our accounting for all of the tax effects of the 2017 Tax Act. However, we made what we believe to be a reasonable estimate of certain effects of the 2017 Tax Act. In the three months ended September 30, 2018, we recorded a $23.3 million income tax benefit to refine the provisional estimate of the federal transition tax on deemed repatriation of deferred foreign income. We consider all tax reform related amounts to be provisional due to the complexity of the calculations and pending authoritative guidance. We will continue to evaluate the data and guidance to refine the income tax impact of the 2017 Tax Act. Pursuant to SAB 118, we will complete the accounting for the tax effects of all of the provisions of the 2017 Tax Act within the required measurement period not to extend beyond one year from the enactment date.
The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. As of September 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we included federal and state GILTI provisional amounts related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.
Our continuing operations effective tax rate was 0.4% and 5.3% for the three months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2018 to the three months ended September 30, 2017 was primarily due to tax items unique to the period ended September 30, 2018, including a $23.3 million tax benefit to refine the provisional estimate of the federal transition tax on deemed repatriation of deferred foreign income, partially offset by an unfavorable increase in uncertain tax positions related to the Altera appellate decision as described below. Both periods include the recognition of a tax benefit from the release of uncertain tax positions due to the expiration of statute of limitations in certain jurisdictions.
Our continuing operations effective tax rate was 7.2% and 16.9% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate when comparing the nine months ended September 30, 2018 to the nine months ended September 30, 2017 was primarily due to tax items unique to the period ended September 30, 2018, including a $23.3 million tax benefit to refine the provisional estimate of the federal transition tax on deemed repatriation of deferred foreign income, partially offset by an unfavorable increase in uncertain tax positions related to the Altera appellate decision as described below. Both periods include the recognition of a tax benefit from the release of uncertain tax positions due to the expiration of statute of limitations in certain jurisdictions. Additionally, the effective tax rate for the nine months ended September 30, 2017 included a $46.1 million unique tax charge to establish a valuation allowance due to a change in expectation of realizability of state R&D credits arising from the separation of the GoTo Business.
Our net unrecognized tax benefits totaled $85.9 million and $77.8 million as of September 30, 2018 and December 31, 2017, respectively. All amounts included in the balance at September 30, 2018 for tax positions would affect the annual effective tax rate if recognized. We have $3.5 million accrued for the payment of interest as of September 30, 2018.
On July 24, 2018, the U.S. Ninth Circuit Court of Appeals overturned the U.S. Tax Court’s unanimous decision in Altera v. Commissioner, where the Tax Court held the Treasury regulation requiring participants in a qualified cost sharing arrangement share stock-based compensation costs to be invalid. On August 7, 2018, the U.S. Ninth Circuit Court of Appeals, on its own motion, withdrew its July 24, 2018 opinion to allow time for the reconstituted panel to confer. Given the increased uncertainty as to the Ninth Circuit’s eventual ruling and the impact it will have on the Internal Revenue Service’s ability to challenge the technical merits of our position, we accrued amounts for this uncertain tax position as of the period ended September 30, 2018.
We and one or more of our subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. We are currently not under examination by the United States Internal Revenue Service. With few exceptions, we are generally not subject to examination for state and local income tax, or non-U.S. jurisdictions by tax authorities for years prior to 2014.
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
At September 30, 2018, we had $114.5 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
Our effective tax rate generally differs from the U.S. federal statutory rate primarily due to lower tax rates on earnings generated by our foreign operations that are taxed primarily in Switzerland. From time to time, there may be other items that impact our effective tax rate, such as the items specific to the current period discussed above.
Liquidity and Capital Resources
During the nine months ended September 30, 2018, we generated continuing operating cash flows of $828.9 million. These continuing operating cash flows related primarily to net income from continuing operations of $409.9 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $144.3 million, depreciation and amortization expenses of $131.5 million and the effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies of $7.2 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $97.8 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an inflow in accounts receivable of $296.3 million driven by an increase in collections from higher prior period bookings. This inflow is partially offset by changes in deferred revenue of $85.1 million mostly due to the upfront recognition of term licenses per the new revenue standard as well as seasonality, as well as an outflow in income taxes, net of $83.3 million due to decreases in income taxes payable and an increase in prepaid taxes. Our continuing investing activities provided $205.7 million of cash consisting primarily of cash received from the net proceeds from the sale of investments of $328.1 million, partially offset by cash paid for acquisitions of $66.0 million and cash paid for the purchase of property and equipment of $54.3 million. Our financing activities used cash of $940.3 million primarily due to cash paid for stock repurchases of $881.2 million and cash paid for tax withholding on vested stock awards of $53.6 million.
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
Credit Facility
On January 7, 2015, we entered into a credit agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement. As of September 30, 2018, there was no amount outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. We were in compliance with these covenants as of September 30, 2018. In addition, the Credit Agreement contains customary representations and warranties. Please see Note 11 to our condensed consolidated financial statements for additional details on our Credit Agreement.
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
The last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on September 30, 2018 was greater than or equal to $93.48 (130% of the conversion price) on each applicable trading day. As a result, each holder of our Convertible Notes has the right to convert any portion of its Convertible Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof). On or after October 15, 2018 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the Convertible Notes may convert their notes at any time, regardless of whether the sales price condition is met. Accordingly, as of September 30, 2018, we reclassified the outstanding balance, net of discount, of $1.42 billion of the Convertible Notes from other liabilities to current liabilities and the difference between the face value and carrying value of $19.3 million was reclassified from stockholders’ equity to temporary equity in the accompanying condensed consolidated balance sheets. As required by the Indenture, we gave notice of this sales price trigger to the trustee and the conversion agent on October 1, 2018. The sales price condition was also met for the quarter ended June 30, 2018. As of September 30, 2018, we received conversion notices from noteholders with respect to $224.8 million in aggregate principal amount of Convertible Notes requesting conversion as a result of the sales price condition having been met for the prior quarter. Accordingly, in accordance with the terms of the Convertible Notes, in the fourth quarter of 2018 we will make cash payments of this aggregate principal amount and have elected to deliver newly issued shares of our common stock in respect of the remainder of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being redeemed, in full satisfaction of such converted notes. The numbers of shares to be issued will be determined at the end of the settlement period, which will be December 7, 2018 for the conversion notices that we have received through September 30, 2018. Additionally, as of October 15, 2018, we have received conversion notices from noteholders with respect to $48.2 million in aggregate principal amount of Convertible Notes, which will settle during the fourth quarter of 2018. Any conversions with respect to conversion notices received by us on or after October 15, 2018 will settle on the maturity date. We will receive shares of our common stock under the Bond Hedges (as defined below) which are expected to offset the issuance of shares of common stock upon conversion of the Convertible Notes. See the discussion under “Convertible Note Hedge and Warrant Transaction” in this Note 11 for detailed information on the Bond Hedges.
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
Cash, Cash Equivalents and Investments

	September 30, 2018	December 31, 2017	2018 Compared to 2017
	(In thousands)
Cash, cash equivalents and investments	$2,491,605	$2,731,974	$(240,369)
The decrease in Cash, cash equivalents and investments when comparing September 30, 2018 to December 31, 2017, is primarily due to cash paid for stock repurchases of $881.2 million, cash paid for acquisitions of $66.0 million and property and equipment of $54.3 million and cash paid for tax withholding on vested stock awards of $53.6 million, partially offset by cash provided by our continuing operating activities of $828.9 million.
As of September 30, 2018, $638.8 million of the $2.49 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. As a result of the 2017 Tax Act, the cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $9.3 billion, of which $750.0 million was approved in October 2018. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At September 30, 2018, $397.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
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
During the three months ended September 30, 2018, we expended approximately $116.2 million on open market purchases under the stock repurchase program, repurchasing 1.0 million shares of common stock at an average price of $111.11. During the nine months ended September 30, 2018, we expended approximately $131.2 million on open market purchases under the stock repurchase program, repurchasing 1.2 million shares of common stock at an average price of $110.60.
During the three months ended September 30, 2017, we expended $75.0 million on open market purchases under the stock repurchase program, repurchasing 1.0 million shares of common stock at an average price of $76.11. During the nine months ended September 30, 2017, we expended $575.0 million on open market purchases under the stock repurchase program, repurchasing 7.4 million shares of common stock at an average price of $77.86.

Shares for Tax Withholding
During the three and nine months ended September 30, 2018, we withheld 32,813 shares and 0.6 million shares, respectively, from equity awards that vested, totaling $3.7 million and $53.6 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and nine months ended September 30, 2017, we withheld 0.1 million shares and 0.9 million shares, respectively, from equity awards that vested, totaling $10.6 million and $71.2 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended September 30, 2018 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2018, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program with a total repurchase authority granted to us of $9.3 billion, of which $750.0 million was approved in October 2018. The objective of the stock repurchase program is to improve stockholders’ returns. As of September 30, 2018, $397.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended September 30, 2018:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
July 1, 2018 - July 31, 2018	95,425	$110.42	92,200	$503,882
August 1, 2018 - August 31, 2018	981,625	111.18	953,418	397,896
September 1, 2018 - September 30, 2018	1,381	111.16	—	397,896
Total	1,078,431		1,045,618	397,896

(1)
Includes approximately 32,813 shares withheld from restricted stock units that vested in the third quarter of 2018 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units. We expended approximately $116.2 million during the quarter ended September 30, 2018 for repurchases of our common stock. For more information see Note 15 to our condensed consolidated financial statements.

(2)
Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

Our policy governing transactions in Citrix securities by our directors, officers and employees permits our directors, officers and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that Robert M. Calderoni, our Executive Chairman, Mark J. Ferrer, our Executive Vice President and Chief Revenue Officer, and Paul J. Hough, our Executive Vice President and Chief Product Officer, each entered into a new trading plan in the third quarter of 2018 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of November, 2018.

CITRIX SYSTEMS, INC.

By:	/s/ ANDREW DEL MATTO
Andrew Del Matto
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)