Form 10-K
period 2018-12-31
CITRIX SYSTEMS INC
filed 2019-02-15
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $13,765,749,900. As of February 8, 2019 there were 131,725,833 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2018. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
ITEM 1. BUSINESS
Business Overview
Citrix Systems, Inc., or Citrix, the Company, we or us, is a Delaware corporation incorporated on April 17, 1989.
Citrix aims to power a better way to work by delivering the experience, security, and choice people and organizations need to unlock innovation, engage customers, and be productive - anytime, anywhere. It is our vision to deliver a general purpose digital workspace that empowers all users with unified, secure, and reliable access to all apps and content needed to be productive - anytime, anywhere. We help customers reimagine the future of work by delivering unified digital workspace, networking, and analytics solutions that improve employee experience and productivity, while also simplifying IT’s ability to adopt and manage complex cloud environments.
Digital transformation is occurring in every industry at a rapid pace. Businesses today are adopting cloud services and software as a service, or SaaS, apps on a broad basis. Many businesses are juggling multiple cloud providers and dozens of new SaaS apps. Yet, we believe many organizations will still be managing legacy infrastructure and on-premises workloads for many years to come. This combination of increased complexity with mobility and new workstyles results in a fragmented user experience, an increase in security risks, and IT teams challenged to properly manage the technology needs of organizations.
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
As we continue on our journey of cloud transformation as an organization, we are focused on three strategic priorities. First, we are accelerating our move to a subscription-based business model and to offer all of our solutions as cloud services to give organizations flexibility in how they work. Second, we are continuing to unify our portfolio to simplify user and IT experience. Finally, to help meet the expected demands of the future, we are expanding our opportunities with adjacent technologies to help extend value to our customers and meet their needs in the future. In 2018, Citrix made acquisitions in two such areas, acquiring Cedexis for Intelligent Traffic Management to boost the capabilities of our networking solutions, and Sapho to expand Intelligent Workflow capabilities into the Citrix Workspace solutions.
In 2018, we retired all of our point product brand names to simplify our positioning and product naming to make our solutions easier to understand, sell and buy. Citrix simplified its solutions naming to three categories: Digital Workspace, Networking, and Analytics. We moved all products to a functional descriptor naming mechanism, such as Citrix Virtual Apps and Desktops, Citrix ADC, Citrix SD-WAN, Citrix Endpoint Management, etc. We market and license our solutions through multiple channels worldwide, including selling through resellers and direct over the Web. Our partner community comprises thousands of value-added resellers, or VARs known as Citrix Solution Advisors, value-added distributors, or VADs, systems integrators, or SIs, independent software vendors, or ISVs, original equipment manufacturers, or OEMs, and Citrix Service Providers, or CSPs.
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

Solutions and Services
We are enabling the future of work by delivering digital workspace, networking, and analytics solutions that help customers drive innovation and be productive anytime, anywhere. Our unified, contextual and secure digital workspace enables customers to deliver and manage the apps, desktops, data and devices users need. The Citrix networking portfolio, when implemented with digital workspace, ensures consistency of user experience, enables agile delivery of new and merging application types, and facilitates reliability and performance from any resource location.
Our customers can realize the full benefits of hybrid and multi-cloud environments while simplifying management and overcoming security challenges. Our solutions and services target customers of all sizes, from small businesses to large global enterprises.
Our secure digital workspace technologies are available as cloud services and can be managed as hybrid and multi-cloud environments. Our cloud-based services, or Citrix Cloud Services, enable our customers to provide a flexible way to manage their applications and data. This cloud-based approach is designed to provide reduced infrastructure, centralized control and SaaS-style updates resulting in lower administration cost and complexity. These cloud services are available as an integrated service or as individual services scaled to meet our customers’ business needs.
We offer subscription-based and on-premise subscription software and perpetual licenses for our solutions, along with annual subscriptions for software updates and technical support. Perpetual licenses allow our customers to use the version of software initially purchased into perpetuity, while subscription licenses are limited to a specified period of time. Customer Success Services, which include software maintenance subscriptions, give customers the right to upgrade to new software versions if and when any updates are delivered during the subscription term. Perpetual license software comes primarily in electronic-based forms. We also offer on-premise subscription licenses to service providers through the Citrix Service Provider program, which are invoiced on a monthly basis based on reported license usage. Our services delivered via the cloud are accessed over the Internet for usage during the subscription period. Our hardware appliances come pre-loaded with software for which customers can purchase perpetual licenses and annual support and maintenance.
Digital Workspace (formerly Workspace Services)
Application Virtualization and VDI
Our Application Virtualization and Virtual Desktop Infrastructure, or VDI, solutions give employees the freedom to work from anywhere while cutting IT costs, securely delivering Windows, Linux, Web and SaaS apps, plus full virtual desktops to any device.

•
Citrix Virtual Apps and Desktops (formerly XenDesktop) is a fully-integrated, cloud-enabled app and desktop virtualization solution that gives customers the flexibility to remotely deliver desktops and applications - from any cloud, on-premises datacenters or both. Citrix Virtual Apps and Desktops include HDX technologies to give users a high-definition experience - even when using multimedia, real-time voice and video collaboration, USB devices and 3D graphics content - while consuming less bandwidth than competing solutions. Citrix Virtual Apps and Desktops is available in multiple editions designed for different requirements, from simple VDI-only deployments to sophisticated, enterprise-class desktop and application delivery services that can meet the needs of everything from basic call center environments to high-powered graphics workstations. With Citrix Virtual Apps and Desktops Advanced and Premium editions - as well as the cloud service - customers also receive Citrix Virtual Apps to manage and mobilize Windows applications.

•
Citrix Virtual Apps (formerly XenApp) is a widely deployed solution that enables Windows and Linux applications to be remotely delivered to Macs, PCs, thin clients and Android/iOS mobile devices from any cloud, on-premises datacenter or both. Citrix Virtual Apps enable people to work better by running applications in the security of the data center or cloud, and using Citrix HDX technologies to deliver a superior user experience to any device, anywhere. Keeping business applications under the centralized control of IT administrators enhances security and reduces the costs of managing applications on every PC. Exclusively available as a cloud service, on-premises or hybrid solution, it allows customers to choose the deployment option that best aligns with their enterprise cloud strategy. In partnership with Microsoft, Citrix Virtual Apps is designed to embrace and extend Microsoft Remote Desktop technology by providing advanced provisioning, performance, monitoring and management functionality. Our joint solution with Microsoft lowers the cost of delivering and maintaining Windows applications for all users in the enterprise.

Citrix Endpoint Management (formerly Enterprise Mobility Management)
Increasingly, for many employees, mobile devices are their workspaces. Our Citrix Endpoint Management (formerly XenMobile) solutions are designed to increase productivity and security with mobile device management, or MDM, mobile application management, or MAM, mobile content management, or MCM, secure network gateway, secure email, and enterprise-grade mobile apps in one comprehensive solution.

•
Citrix Endpoint Management provides unified endpoint management for a secure digital workspace allowing IT to meet mobile device security and compliance requirements for "bring your own device" programs and corporate devices while enabling user productivity. As part of a workspace, Citrix Endpoint Management centralizes the management of mobile devices, traditional desktops, laptops and Internet of Things, or IoT, through a single platform. Citrix Endpoint Management directly integrates with Microsoft EMS/Intune to extend mobility and device management capabilities.

Content Collaboration
Our Content Collaboration offering meets the collaboration and mobility needs of users, with scalable data security requirements for small business to the enterprise.

•
Citrix Content Collaboration (formerly ShareFile) is a secure, cloud-based file sharing and storage solution built for mobile business, giving users enterprise-class data services across all corporate and personal mobile devices, while maintaining total IT control. Citrix Content Collaboration protects data throughout the storage and transfer process, using up to 256-bit encryption and SSL or Transport Layer Security, or TLS, encryption protocols for transfer and 256-bit encryption for files at rest on ShareFile servers. Password protection and granular access to folders and files stored with Citrix Content Collaboration ensure that data remains in control of the company. With Citrix Content Collaboration Enterprise, organizations can manage their data on-premises in customer managed StorageZones, select Citrix managed secure cloud options or create a mix of both to meet the needs for data sovereignty, compliance, performance and costs. For businesses that use multiple storage repositories, Citrix Content Collaboration provides unified access to a wide range of cloud-based and on-premises storage repositories, making it simple and easy for employees to find and access their files and documents. Additionally, Citrix Content Collaboration supports e-signature, feedback and approval workflows that help businesses adopt the mobile, digital office.

Citrix Workspace
We offer customers the opportunity to acquire a number of Citrix products through a single comprehensive integrated offering, Citrix Workspace, which includes our Citrix Virtual Apps and Desktops, Citrix Endpoint Management, Citrix Content Collaboration, Citrix Analytics and networking products. Citrix Workspace securely delivers the apps, desktops, branch networking and WAN, enterprise mobility management and data people need for business productivity. We offer one of the industry’s most complete and integrated digital workspaces that is streamlined for IT control and easily accessible for users.

•
Citrix Workspace delivers a unified user experience for any app or desktop on any device, including tablets, smartphones, PCs, Macs or thin clients. IT can securely deliver content over low-bandwidth high-latency WANs, highly variable 3G/4G mobile networks or a reliable corporate LAN to improve end-user experience while offering enterprise-grade security to data and applications. Citrix Workspace provides a unified, flexible solution that can streamline device, application and desktop deployment and lifecycle management to increase employee engagement, productivity, and reduce IT costs. Citrix Workspace offers choice of device, cloud and network and can be deployed on-premises, via the cloud or as a hosted service.

Networking
Our Networking products are available via hardware or software-based solutions and allow organizations to deliver apps and data with the security, reliability, and speed trusted by thousands of customers worldwide.

•
Citrix ADC (formerly NetScaler ADC) is a software-defined application delivery controller designed to meet the demands of organizations undergoing digital transformation. Citrix ADC enables the adoption of hybrid and multi-cloud application delivery with improved application performance, reliability and security at an optimized price point. Citrix ADC allows customers to obtain detailed application analytics with the value of machine learning. It also optimizes application delivery for cloud native application architectures based on the Kubernetes orchestration platform, and provides service graph analytics for efficient troubleshooting within the microservices environment. Additionally, we extend the platform with best-of-breed web application firewall, or WAF, capabilities that protect web applications and sites from both known and unknown attacks, which include application-layer and zero-day threats.

•
Citrix SD-WAN (formerly NetScaler SD-WAN) increases the security, performance and reliability of applications delivered from the legacy data center, cloud, or SaaS, while delivering additional value for virtualized applications and desktops. The platform combines routing, security, WAN optimization, and path control to simplify implementation and maintenance of the branch network, allowing customers to adopt a hybrid WAN architecture that effectively increases WAN capacity and manageability.

Support
Citrix offers technical support to minimize business downtime for our customers. Several options are available.

•
Customer Success Services are offered in support of our perpetual software and our cloud-based services. Customers are given a choice of tiered offerings combining product version upgrades, guidance, enablement, support and proactive monitoring to help customers and partners fully realize their business goals and maximize their Citrix investments. Additionally, customers may upgrade to receive personalized support from a dedicated team led by an assigned account manager. Fees associated with this offering are recognized ratably over the term of the contract.

•
Hardware Maintenance is offered in support of our Networking products. Customers are given a choice of tiered offerings including technical support, software upgrades, and replacement of malfunctioning appliances. Dedicated account management is available as an add-on to the program. Fees associated with this offering are recognized ratably over the term of the contract.

Professional Services

We offer a portfolio of professional services to help business partners and customers manage the quality of implementation, operation and support of our solutions. These services are available for additional fees, paid on an annual or transactional basis.

•
Citrix Consulting guides the successful implementation of Citrix technologies and solutions with proven methodologies, tools and leading practices. Citrix Consulting focuses on strategic engagements with enterprise customers who have complex, mission-critical, or large-scale Citrix deployments. These engagements are typically fee-based engagements for the most challenging projects in terms of scope and complexity, requiring consultants with project methodology qualifications and Citrix expertise. Citrix Consulting is also responsible for developing best practices which are disseminated to businesses, partners and end users through training and written documentation. Leveraging these best practices enables our integration resellers to provide more complex systems, reach new buyers within existing customer organizations, and provide more sophisticated system proposals to prospective customers.

•
Product Training & Certification enables customers and partners to be successful with Citrix and achieve business objectives faster. Authorized Citrix training is available as needed. Traditional or virtual instructor-led training offerings feature Citrix Certified Instructors delivering Citrix-developed courseware in a classroom or remote setting at one of our Citrix Authorized Learning Centers, or CALCs, worldwide. Self-Paced Online offerings provide technically robust course content without an instructor and include hands-on practice via virtual labs. Certifications validate key skills and are available for administrators, engineers, architects and sales professionals.

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
Microsoft
For almost 30 years, Citrix and Microsoft have maintained a strategic partnership spanning product development, go-to-market initiatives and partner development, enabling our mutual customers’ secure, high-performance delivery of applications, desktops and data to their employees anywhere, anytime on any device. Together, Citrix and Microsoft offer solutions and services that aid and accelerate the transition from on-premises IT infrastructure and practices to emerging hybrid-cloud and multi-cloud delivery models for the full breadth of legacy and modern applications. These solutions and services include the unique ability to deliver Windows 10 desktops hosted within the Microsoft Azure cloud platform, services to deploy apps directly on Azure, Office 365 and Microsoft Teams integrations, and smart tools to simplify the deployment of a new class of integrated workspaces that include legacy Windows apps and a growing array of popular SaaS applications.
In 2018, we announced a new collaboration agreement to provide customers a simplified experience by enabling them to purchase and deploy Citrix-powered digital workspaces and networking solutions directly within Microsoft Azure. We also announced a number of new services and capabilities to assist organizations in the planning and execution of their cloud migrations and accelerate adoption. We also created the Citrix and Microsoft Cloud Alliance program to provide our joint partners with the resources, training and enablement needed to ensure our customers’ success.
Google
We continue to build on our five-year partnership with Google through which we bring digital workspace solutions to enterprise customers who are increasingly looking to public and hybrid clouds to address competitive demands and solve business challenges. Our technology integrations provide cloud delivery of Citrix applications and desktops, power management and Citrix ADC with Google Cloud. In 2018, we announced a new Citrix ADC integration that allows developers to take advantage of Google Cloud Platform cloud computing capabilities alongside Citrix load balancing and traffic management features to manage their workloads in a simple, secure and reliable way. We also continue to optimize Citrix Endpoint Management to support Android and Chrome devices, as well as Citrix Workspace App to enable organizations to provision, manage and deliver apps on Chrome devices.
Additional Relationships
We have developed our partner ecosystem to enable infrastructure choice for our Citrix Cloud customers. For public cloud choice, we have relationships with Microsoft Azure, Google Cloud, AWS and Oracle. Moreover, in the past year we announced the Citrix Workspace Appliance program to enable a hybrid cloud choice for on-premises solutions. We are also forging partnerships with SaaS providers to deliver cloud access control and intelligent workspaces. In August of 2018, we announced the availability of the Citrix IT Service Management Connector, an offering jointly developed with ServiceNow that reduces the time involved in application and desktop provisioning, and improves the employee experience.
Delivering Secure and Cost-Effective Hybrid Cloud Solutions with Hewlett Packard Enterprise, Cisco, Lenovo and FlexxibleIT
In delivering choice, we recognize that many enterprise customers have significant investments in on-premises infrastructure that continues to serve their financial investments or have regulatory requirements that require data control and governance. Together with our infrastructure partners like Hewlett Packard Enterprise, or HPE, Cisco, Lenovo and FlexxibleIT,

we provide a simple and fast way to deploy hybrid cloud app and desktop virtualization that is scalable and secure. With Citrix Cloud Services, companies can quickly and cost-effectively create a centrally managed, enterprise-class virtualized app and desktop environment in a rack-mounted appliance and manage VDI as-a-service in the cloud with simple subscription-based pricing. Compute, network and storage are pre-integrated with a Citrix Cloud connection in an easy to use hyper converged infrastructure, or HCI, appliance, and the offering is tested and certified as Citrix Ready, which showcases verified products that are trusted to enhance Citrix solutions for mobility, virtualization, networking and cloud platforms.
We continue to invest in our Global System Integrator partnerships with organizations that have multiple offerings in the market with Citrix Digital Workspace and Citrix Networking solutions, including IBM, DXC, and Fujitsu. In addition, our partners continue to expand their focus on the broad range of our solutions. We also continue to provide an easy way for our customers to locate compatible solutions and our channel partners to evaluate and deploy joint offerings through our Citrix Ready program. Active partners, including Amazon Web Services, Cisco, Google, Microsoft and hundreds of other technology companies, use the Citrix Ready Program to learn about and integrate with Citrix technology across our products for workspace, networking, and analytics with the number of verified products available in the Citrix Ready Marketplace growing over the past year.
Research and Development
Our innovation engine continues to advance, and our growth in Citrix Cloud Services has also accelerated our innovation and shortened the time to value for end-users. As of December 31, 2018, we held a worldwide portfolio of 2,725 patents and had an additional 1,126 patent applications pending.
We focus our research and development efforts on developing new cross-portfolio solutions across our Digital Workspaces, Networking and Analytics solutions and services, while continuing to invest in functional improvements to our core market technologies to expand Citrix differentiation and opportunity within each category. We solicit extensive feedback concerning product development from customers, both directly from and indirectly, through our channel distributors and partners. We believe that our global software development teams and our core technologies represent a significant competitive advantage for us. Included in the software development teams are individuals focused on research activities that include prototyping ways to integrate emerging technologies and standards into our product offerings. We incurred research and development expenses of $440.0 million in 2018, $415.8 million in 2017 and $395.4 million in 2016.
Sales, Marketing and Services
We market and license our solutions through multiple channels worldwide, including selling through resellers, direct and over the Web. Our partner community comprises thousands of value-added resellers known as Citrix Solution Advisors, VADs, SIs, ISVs, OEMs, and CSPs. Distribution channels are managed by our worldwide sales and services organization. Partners receive training and certification opportunities to support our portfolio of solutions and services.
We reward our partners that identify new business, and provide sales expertise, services delivery, customer education, technical implementation and support of our portfolio of solutions through our incentive program. We continue to focus on increasing the productivity of our existing partners, while also adding new transacting partners, building capacity through targeted recruitment, introducing programs to increase partner mindshare, limit channel conflict and increase partner loyalty to us.
As we lead with the cloud, we have been cultivating a global base of technology partners within our CSP program. Our CSP program provides subscription-based services in which the CSP partners host software services to their end users. Our CSP partners, consisting of managed service providers, ISVs, Citrix Solution Advisors, hosting providers and telcos, among others, license our desktop, application, networking and enterprise mobility management solutions on a monthly consumption basis. With our software, these partners then create differentiated offers of their own, consisting of cloud-hosted applications and cloud-hosted desktops, which they manage for various customers, ranging from SMBs to enterprise IT. Besides supplying technology, we are actively engaged in assisting these partners in developing their hosted businesses either within their respective data centers or leveraging public cloud infrastructure by supplying business and marketing assistance.
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
Our corporate marketing organization provides an integrated global approach to sales and industry event support, digital and social marketing, sales enablement tools and collateral, advertising, direct mail, industry analyst relations and public relations coverage to market our solutions. Our efforts in marketing are focused on generating leads for our sales organization and our indirect channels to acquire net new accounts and expand our presence with existing customers. Our partner development organization actively supports our partners to improve their commitment and capabilities with Citrix solutions. Our customer sales organization consists of field-based sales engineers and corporate sales professionals who work directly with our largest customers, and coordinate integration services provided by our partners. Additional sales personnel, working in central locations and in the field, provide support including recruitment of prospective partners and technical training with respect to our solutions.
In fiscal year 2018, one distributor, the Arrow Group, accounted for 14%, of our total net revenues. In fiscal year 2017 and 2016, two distributors, Ingram Micro and Arrow, accounted for 13% and 12%, respectively, of our total net revenues. Our distributor arrangements with Ingram Micro and Arrow consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding our revenue recognition policy.
International revenues (sales outside the United States) accounted for approximately 47.0% of our net revenues for the year ended December 31, 2018, 46.3% of our net revenues for the year ended December 31, 2017 and 46.3% of our net revenues for the year ended December 31, 2016. For detailed information on our international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018.
Segment Revenue
We operate under one reportable segment. For additional information, see Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018.
Operations
For our cloud-based solutions, we use a combination of co-located hosting facilities and increasingly Microsoft Azure and Amazon Web Services as well as other infrastructure-as-a-service providers. For our Networking products, which include Citrix ADC, we use independent contractors to provide a redundant source of manufacture and assembly capabilities. Independent contractors provide us with the flexibility needed to meet our product quality and delivery requirements. We have manufacturing relationships that we enter into in the ordinary course of business, primarily with Flextronics under which we have subcontracted the majority of our hardware manufacturing activity, generally on a purchase order basis. These third-party contract manufacturers also provide final test, warehousing and shipping services. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. Our contract manufacturers manufacture our products based on forecasted demand for our solutions. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. We are dual-sourced on our components, however, in some instances, those sources may be located in the same geographic area. Accordingly, if a natural disaster occurred in one of those areas, we may need to seek additional sources. Products are then shipped to our distributors, VARs or end-users. If the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for products ordered to meet our forecast or customer orders. In 2018, we did not experience any material difficulties or significant delays in the manufacture and assembly of our products.
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
While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. We refer to those unfulfilled product license orders at the end of a given period as “product and license backlog.” As of December 31, 2018 and 2017, the amount of product and license backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations' fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to compensation plan accelerators that are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. We expect this trend to continue through the first quarter of 2019. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues on a sequential basis.
Competition
We sell our solutions in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. As the markets for our solutions and services continue to develop, additional companies, including those with significant market presence in the computer appliances, software, cloud services and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See “Technology Relationships” and Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2018.
Digital Workspace
Our Application Virtualization and VDI solutions are based on a proprietary technology platform, the success of which will depend on organizations and customers perceiving technological, operational and security benefits and cost savings associated with adopting desktop and application virtualization solutions. We differentiate our platform from basic virtualization solutions with robust security, higher flexibility and better end user experience to enable IT to deliver Windows and Linux apps and desktops for better business outcomes. Citrix also provides a hardened browser integrated into a web/SaaS access control solution. This enables customers to tightly control how web and SaaS applications are consumed by their users and prevents information leakage. Integration between Secure Web Gateway and Secure Browser Service provides customers with a protective layer between the internet and their secure internal network. Citrix Analytics is a user behavior analytics solution focused on the digital workspace. We also differentiate ourselves from other vendors because we are the only one to offer unified management for all components of the digital workspace that uniquely addresses the needs of on-premises, cloud or hybrid deployments. We also face numerous competitors that provide automation of these processes and approaches, including VMware's Horizon product and the emergence of virtual applications and desktop delivery from public and private cloud services, including Amazon Web Service’s product Amazon WorkSpaces. Also, there continues to be an increase in the number of alternatives to Windows-based applications and Windows operating system powered desktops, particularly in SaaS-delivered applications and mobile devices, such as smartphones and tablets. We believe Citrix Virtual Apps and Desktops give us a competitive advantage by providing customers multiple ways to virtualize and deliver desktops and/or apps with a single integrated virtualization system and delivering a higher performance user experience, more robust security and the flexibility for people to use any device and IT to use any infrastructure, public or private clouds, hyper-converged, traditional servers and storage, or combinations of each.
Our unified endpoint management solution line, Citrix Endpoint Management, competes with companies including AirWatch by VMware, MobileIron, BlackBerry and many other competitors. We believe we differentiate ourselves from these competitors by providing a complete solution, with MDM, MAM and superior core mobile productivity applications, including secure mobile email, calendar, browser, and editing along with integration with Microsoft's EMS mobility management platform and Microsoft Intune. With Citrix Endpoint Management, we also provide robust security and mobile productivity applications that have the deepest and most user friendly integration with Microsoft Office 365. Our apps feature unique workflow integrations designed to make people work better, a significant advantage over competitors that do not focus on the end user experience and either have basic applications or rely on third parties to deliver similar integrations.
We also see competition from competitors that are combining mobile and desktop technologies. We believe our solution, Citrix Workspace, is one of the best solutions available today that can securely deliver a secure digital workspace - with any Windows, Linux, Web, SaaS and native mobile applications, data and virtual desktops - to any device, anywhere. For example, VMware offers the VMware Workspace Suite and more recently introduced VMware Workspace ONE. We expect other vendors to follow suit. We offer market-leading technologies for every component of the Citrix Workspace. Furthermore, we believe that our end-user experience is a competitive edge when compared to the alternative solutions due to the integration, intuitiveness and self-service features of our offerings.
In the content collaboration space, our Citrix Content Collaboration solution's direct competition includes Dropbox, Box, Syncplicity, Egnyte, Inc., BlackBerry's Watchdox, Accellion, and Google, as well as legacy solutions such as traditional file transfer protocol, or FTP. Many of these competitors have strong brand recognition through consumer and free versions of their products. However, we believe Citrix Content Collaboration offers a superior solution for businesses as it is built specifically for the needs of the business. Our solutions are further differentiated through our ability to store data on-premise or in the Cloud, integration into Citrix Workspace, collaboration with external parties at no additional cost, and the ability to create workflows, eSignatures, and custom forms. Integration into Citrix Analytics for a holistic workspace-centric user behavior analysis, and the ability to connect Citrix Content Collaboration to existing storage repositories are additional key differentiators.
Networking
Our Citrix ADC hardware products compete in traditional data-center-deployed application environments against other established competitors, including F5 Networks, Inc., Dell, Inc., KEMP Technologies, Inc., Fortinet Inc., Radware, A10 Networks, Broadcom, Array Networks, Inc., and AVI Networks, Inc. In addition, with new cloud-integrated and software centric use cases, large cloud providers, such as Amazon Web Services and Microsoft Azure, provide customers with competitive ADC solutions built into their public cloud platforms. The ADC segment also includes a number of emerging start-up and open source software-based companies, such as HA PROXY Technologies, LLC. and NGINX, Inc., which generally focus on developers rather than enterprise customers. We continue to enhance Citrix ADC’s feature capability and invest in go-to-market resources to market Citrix ADC to our existing customer base and new potential customers.
Our Citrix SD-WAN product competes against both traditional WAN optimization and infrastructure vendors, such as Riverbed, VMware, Cisco, Silver Peak Systems and Oracle. Additionally, WAN service providers are integrating and reselling SD-WAN products as a part of their service offering from vendors including VMware, Cisco, Riverbed and Versa Networks, Inc. We have partnered with Microsoft to provide SD-WAN capability into Azure as a part of the Azure Virtual WAN.
Technology and Intellectual Property
Innovation is a core Citrix competency. We have developed many innovations that are important enablers of our continued leadership. Our success is dependent upon our solutions, which are based on intellectual property and core proprietary and open source technologies. These technologies include innovations that optimize the end-to-end user experience in virtual desktop and virtual application environments, enhance networking capabilities and deliver a holistic mobile computing experience.
We have been awarded numerous domestic and foreign patents and have numerous pending patent applications in the United States and foreign countries. Our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have established proprietary trademark rights in markets across the globe, and own hundreds of U.S. and foreign trademark registrations and pending registration applications for marks comprised of or incorporating the Citrix name. See our "Research and Development" discussion above and Part I-Item 1A entitled “Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2018.
Available Information
Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2018.
Employees
As of December 31, 2018, we had approximately 8,200 employees. We believe our relations with employees are good. In certain countries outside the United States, our relations with employees are governed by labor regulations that provide for specific terms of employment between our company and our employees.

ITEM 1A. RISK FACTORS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2018, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2018, that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth initiatives, our transition to a subscription-based business model, product development and offerings of solutions and services, market branding and positioning, distribution and sales channels, our partners and other strategic or technology relationships, financial information and results of operations for future periods, competition, seasonal factors, stock-based compensation, licensing and subscription renewal programs, international operations and expansion, investment transactions and valuations of investments and derivative instruments, restructuring charges, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax estimates and other tax matters, liquidity, stock repurchases and dividends, our debt, changes in accounting rules or guidance, changes in domestic and foreign economic conditions, acquisitions, litigation matters and intellectual property matters, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition could vary materially from those stated in any forward-looking statements. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2018, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
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
The focus of our business model is shifting away from sales of perpetual licenses to sales of subscriptions. Additionally, we expect our customers will increasingly rely on our cloud-delivered services instead of on-premises deployments. This transition may give rise to a number of risks, including the following:

•	we may not be able to effectively or efficiently transition our customers from consuming our solutions and services as on premises solutions to cloud-based solutions;

•	we may not be able to implement effective go-to-market strategies and train or properly incentivize our sales team and channel partners in order to effectively market our subscription offerings;

•	we may be unsuccessful in maintaining our target pricing, adoption and renewal rates;

•	we may select solution prices that are not optimal and could negatively affect our sales or earnings;

•	we may incur costs at a higher than forecasted rate as we expand our cloud-delivered services thereby decreasing our gross margins;

•	we may experience unpredictability in revenue as a result of usage fluctuations within our cloud service provider business;

•	we may not be able to meet customer demand or solution requirements for cloud-delivered services;

•	we may encounter customer concerns regarding changes to pricing, service availability, and security; and

•	our cloud-delivered services are primarily operated through third party data centers, which we do not control and which may be vulnerable to damage, interruption and cyber-related risks.
 As we transition our customers from perpetual licenses to subscriptions, we expect an impact on the timing of revenue recognition and a potential reduction of cash flows. Because subscription revenue is typically recognized over time, we may experience a near-term reduction in revenue and revenue growth as more customers move away from perpetual licenses to subscriptions.
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
Our business could be adversely impacted by conditions affecting the information technology market.
The markets for our solutions and services are characterized by:

•	rapid technological change;

•	evolving industry standards;

•	fluctuations in customer demand;

•	changing customer business models and increasingly sophisticated customer needs; and

•	frequent new solution and service introductions and enhancements.
The demand for our solutions and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers, and general economic conditions. As we continue to grow our subscription service offerings, we must continue to innovate and develop new solutions and features to meet changing customer needs. Our failure to respond quickly to technological developments or customers’ increasing technological requirements could lower the demand for any solutions and services and/or make our solutions uncompetitive and obsolete. Moreover, the purchase of our solutions and services is often discretionary and may involve a significant commitment of capital and other resources. We need to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies, which will require us to devote significant resources.
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
We sell our solutions and services in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. We compete based on our ability to offer to our customers the most current and desired solution and services features. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may be less costly, more heavily discounted or free, provide better performance or include additional features when compared to our solutions. Additionally, there is a risk that our solutions may become outdated or that our market share may erode. Further, the announcement of the release, and the actual release, of new solutions incorporating similar features to our solutions could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future solution and service offerings. Existing or new solutions and services that provide alternatives to our solutions and services could materially impact our ability to compete in these markets. As the markets for our solutions and services, especially those solutions in early stages of development, continue to develop, additional companies, including companies with significant market presence in the computer hardware, software, cloud, networking, mobile, data sharing and related industries, could enter, or increase their footprint in, the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.
We expect to continue to face additional competition as new participants enter our markets and as our current competitors seek to increase market share. Further, we may see new and increased competition in different geographic regions. The generally low barriers to entry in certain of our businesses increase the potential for challenges from new industry competitors, whether small and medium sized businesses or larger, more established companies. Smaller companies new to our market may have more flexibility to develop on more agile platforms and have greater ability to adapt their strategies and cost structures, which may give them a competitive advantage with our current or prospective customers. We may also experience increased competition from new types of solutions as the options for Digital Workspace and Networking offerings increase. Further, as our industry evolves and if our company grows, companies with which we have strategic alliances may become competitors in other product areas, or our current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase the competitive pressures we face.

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
Similarly, we have experienced increased competition for our Networking products, including our core Citrix ADC solution. For example, there are an increasing number of alternatives to traditional ADC hardware solutions, enabling our customers to build internal solutions, rely on open source technology or leverage software and cloud-based offerings. In addition, our Networking business generates a substantial portion of its revenues from a limited number of customers with uneven and declining purchasing patterns. As a result, the potential for declining sales within our Networking business may not be offset by gains in other areas of our Networking and other businesses, which could result in our operations and financial condition being adversely affected.
Our growth prospects depend on increasing the number of users within our customer base, as well as attracting new customers.
We believe that our penetration into our existing customer base is limited and that we have an opportunity to expand the pool of the available users of our solutions. This represents a longer-term opportunity to both expand within our installed base and to attract new customers. There are no guarantees, however, that we will be able to capitalize on this opportunity if we do not innovate and expand the set of potential users, or otherwise attract customer interest and adoption. If we are unable to expand the number of users within our customer base or unable to attract new customers, our revenue would decrease and our results of operations and financial condition would be adversely affected.

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
Effective succession planning is also important to our long-term success. We have experienced significant changes in our senior management team over the past several years, including the appointments of David J. Henshall as our President and Chief Executive Officer in 2017 and Andrew Del Matto as our Executive Vice President and Chief Financial Officer in 2018. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations.
Industry volatility and consolidation may result in increased competition.
The industry has been volatile and there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue, especially in light of the increased availability of domestic cash resulting from the Tax Cuts and Jobs Act. In addition, we expect companies will attempt to strengthen or hold their market positions in an evolving and volatile industry. For example, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. Further, some companies are making plans or may be under pressure by stockholders to divest businesses and such divestitures may result in stronger competition. Additionally, as IT companies attempt to strengthen or maintain their market positions in the evolving digital workspace services, networking and data sharing markets, these companies continue to seek to deliver comprehensive IT solutions to end users and combine enterprise-level hardware and software solutions that may compete with our Digital Workspace and Networking solutions. These consolidators or potential consolidators may have significantly greater financial, technical and other resources and brand loyalty than we do, and may be better positioned to acquire and offer complementary solutions and services. The companies resulting from these possible combinations may create more compelling solution and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.
Actual or perceived security vulnerabilities in our solutions and services or cyberattacks on our networks could have a material adverse impact on our business, results of operations and financial condition.
Use of our solutions and services may involve the transmission and/or storage of data, including in certain instances customers' business, financial and personal data. Thus, maintaining the security of our solutions, computer networks and data storage resources is important as security breaches could result in solution or service vulnerabilities and loss of and/or unauthorized access to confidential information. We aim to engineer secure solutions and services, enhance security and reliability features in our solutions and services, deploy security updates to address security vulnerabilities and seek to respond to known security incidents in sufficient time to minimize any potential adverse impact. We have in the past, and may in the future, discover vulnerabilities in our solutions or underlying technology, which could expose our operations and our customers to risk until such vulnerabilities are addressed. In addition, to the extent we are diverting our resources to address and mitigate these vulnerabilities, it may hinder our ability to deliver and support our solutions and customers in a timely manner.
As a more general matter, unauthorized parties may attempt to misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that directly or indirectly attack our products, services or infrastructure (including third party cloud service providers -- such as Microsoft Azure and Amazon Web Services and Google Cloud Platform - upon which we rely). Because techniques used by these perpetrators to sabotage or obtain unauthorized access to our systems change frequently and generally are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Despite our efforts to build secure services, we can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security breaches. For example, in late 2018, our file sync and sharing service was the target of a “credential stuffing” attack, in which we believe that malicious third-party actors used credentials obtained from breaches unrelated to any Citrix service to attempt to gain access to individual Citrix Content Collaboration customer accounts. To date, we believe the event had limited impact on a small percentage of Citrix Content Collaboration customers; however, these types of attacks have the potential to materially and adversely impact our customers and, as a result, our results of operations and financial condition.

A breach of our security measures as a result of third-party action, malware, employee error, malfeasance or otherwise could result in (among other consequences):

•	loss or destruction of customer data;

•	interruption in the delivery of our cloud services;

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
We believe increased regulation is likely with respect to the solicitation, collection, processing or use of personal, financial and consumer information as regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, privacy and data security. This includes the California Consumer Privacy Act, which is set to come into effect in 2020, and the Global Data Protection Regulation, or GDPR. The GDPR is a new European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights, which became effective in May 2018. The GDPR includes significant penalties for non-compliance. In addition, the interpretation and application of consumer and data protection laws and industry standards in the United States, Europe and elsewhere are often uncertain and in flux. The application of existing laws to cloud-based solutions is particularly uncertain and cloud-based solutions may be subject to further regulation, the impact of which cannot be fully understood at this time. Moreover, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data and privacy practices. For example, although the GDPR will apply across the European Union without a need for local implementing legislation, local data protection authorities will still have the ability to interpret the GDPR through so-called opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis. In addition to the possibility of fines, application of these laws in a manner inconsistent with our data and privacy practices could result in an order requiring that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Also, any new regulation, or interpretation of existing regulation, imposing greater fees or taxes or restricting information exchange over the Web, could result in a decline in the use and adversely affect sales of our solutions and our results of operations. Finally, as a technology vendor, our customers will expect that we can demonstrate compliance with current data privacy and security regulation, and our inability to do so may adversely impact sales of our solutions and services to certain customers, particularly customers in highly-regulated industries.
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
Generally, a substantial portion of our large and medium-sized customers implement our Digital Workspace solutions on a departmental or enterprise-wide basis. We have a long sales cycle for these departmental or enterprise-wide sales because:

•	our sales force generally needs to explain and demonstrate the benefits of a large-scale deployment of our solution to potential and existing customers prior to sale;

•	our service personnel typically spend a significant amount of time assisting potential customers in their testing and evaluation of our solutions and services;

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
We continually re-evaluate our licensing programs and subscription renewal programs, including specific license models, delivery methods, and terms and conditions, to market our current and future solutions and services. We could implement new licensing programs and subscription renewal programs, including promotional trade-up programs or offering specified enhancements to our current and future solution and service lines. Such changes could result in deferring revenue recognition until the specified enhancement is delivered or at the end of the contract term as opposed to upon the initial shipment or licensing of our software solution. We could implement different licensing models in certain circumstances, for which we would recognize licensing fees over a longer period, including offering additional solutions in a SaaS model. Changes to our licensing programs and subscription renewal programs, including the timing of the release of enhancements, upgrades, maintenance releases, the term of the contract, discounts, promotions, auto-renewals and other factors, could impact the timing of the recognition of revenue for our solutions, related enhancements and services and could adversely affect our operating results and financial condition.
Further, companies that we acquire may operate with different cost and margin structures, which could further cause fluctuations in our operating results and adversely affect our operating margins. Moreover, if our quarterly financial results or our predictions of future financial results fail to meet the expectations of securities analysts and investors, our stock price could be negatively affected.
Sales and renewals of our support solutions constitute a large portion of our deferred revenue.
We anticipate that sales and renewals of our support solutions will continue to constitute a substantial portion of our deferred revenue. Our ability to continue to generate both recognized and deferred revenue from our support solutions will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. Additionally, a decrease in demand for our support solutions could occur as a result of a decrease in demand for our Digital Workspace and Networking solutions. If our customers do not continue to purchase our support solutions, our deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.
Adverse changes in general global economic conditions could adversely affect our operating results.
As a globally operated company, we are subject to the risks arising from adverse changes in global economic and market conditions. Economic uncertainty and volatility in our significant geographic locations, including the potential impact resulting from "Brexit", a US-China trade war or other international trade disputes, may adversely affect sales of our solutions and services and may result in longer sales cycles, slower adoption of technologies and increased price competition. For example, if the U.S. or the European Union countries were to experience an economic downturn, these adverse economic conditions could contribute to a decline in our customers’ spending on our solutions and services. Additionally, in response to economic uncertainty, we expect that many governmental organizations that are current or prospective customers for our solutions and services would cutback spending significantly, which would reduce the amount of government spending on IT and demand for our solutions and services from government organizations. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business.
Our international presence subjects us to additional risks that could harm our business.
We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2018, we derived 47.0% of our revenues from sales outside the United States. Potential growth and profitability could require us to further expand our international operations. To successfully maintain and expand international sales, we may need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could adversely affect the results of our international operations. These risks include:

•	compliance with foreign regulatory and market requirements;

•	variability of foreign economic, political, labor conditions and global policy uncertainty;

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. export laws;

•	regional data privacy laws that apply to the transmission of our customers’ data across international borders;

•	health or similar issues such as pandemic or epidemic;

•	difficulties in staffing and managing international operations;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	difficulties in enforcing and protecting intellectual property rights;

•	compliance with the Foreign Corrupt Practices Act, including potential violations by acts of agents or other intermediaries;

•	burdens of complying with a wide variety of foreign laws; and

•	as we generate cash flow in non-U.S. jurisdictions, if required, we may experience difficulty transferring such funds to the U.S. in a tax efficient manner.

We are also monitoring developments related to the decision by the British government to leave the European Union (EU) following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU (often referred to as “Brexit”), which could have implications for our business. In March 2017, the United Kingdom began the official process to leave the EU by April 2019. There remains considerable uncertainty around the withdrawal. Failure to obtain parliamentary approval of any negotiated withdrawal agreement would mean that the United Kingdom would leave the European Union on March 29, 2019, potentially with no agreement. Brexit could lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations and licensing requirements applicable to us as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.
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
We are in the process of diversifying our base of channel relationships by adding and training more channel partners with abilities to reach larger enterprise customers and additional mid-market customers and to sell our newer solutions and services. We are also in the process of building relationships with new types of channel partners, such as systems integrators and service providers. In addition to this diversification of our partner base, we will need to maintain a healthy mix of channel members who service smaller customers. We may need to add and remove distribution partners to maintain customer satisfaction, support a steady adoption rate of our solutions, and align with our transition to a subscription-based business model, which could increase our operating expenses, credit risk, and adversely impact our go-to-market effectiveness. We also bear the risk that our existing or newer channel partners will fail to comply with US or international anti-corruption or anti-competition laws, in which case we might be fined or otherwise penalized as a result of the agency relationship with such partners. Through our Citrix Partner Network and other programs, we are currently investing, and intend to continue to invest, significant resources to develop these channels, which could adversely impact our results of operations if such channels do not result in increased revenues.
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
We have in the past addressed, and may continue to address, the development of new solutions and services and enhancements to existing solutions and services through acquisitions of other companies, product lines and/or technologies. However, acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that any of our acquisitions or future acquisitions will be successful in helping us reach our financial and strategic goals. The risks we commonly encounter in undertaking, managing and integrating acquisitions are:

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

•	being subject to unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s practices;

•	potential difficulties securing financing necessary to consummate substantial acquisitions;

•	issuing shares of our stock, which may be dilutive to our stockholders; and

•	intellectual property claims or disputes.
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
We have several strategic and technology relationships with large and complex organizations, such as Microsoft and Google, and other companies with which we work to offer complementary solutions and services. We depend on the companies with which we have strategic relationships to successfully test our solutions, to incorporate our technology into their products and to market and sell those solutions. There can be no assurance we will realize the expected benefits from these strategic relationships or that they will continue in the future. If successful, these relationships may be mutually beneficial and result in industry growth. However, such relationships carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic relationship and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development, reduced sales or other operational difficulties and our business, results of operations and financial condition could be materially adversely affected.
RISKS RELATED TO INTELLECTUAL PROPERTY AND BRAND RECOGNITION
Our efforts to protect our intellectual property may not be successful, which could materially and adversely affect our business.
We rely primarily on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our source code, innovations and other intellectual property, all of which offer only limited protection. The loss of any material trade secret, trademark, tradename, patent or copyright could have a material adverse effect on our business. Despite our precautions, it could be possible for unauthorized third parties to infringe our intellectual property rights or misappropriate, copy, disclose or reverse engineer our proprietary information, including certain portions of our solutions or to otherwise obtain and use our proprietary source code. We have sought to protect our intellectual property through offensive litigation, which may be costly and unsuccessful and/or subject us to successful counterclaims or challenges to our intellectual property rights. In addition, our ability to monitor and control such misappropriation or infringement is uncertain, particularly in countries outside of the United States. If we cannot protect our intellectual property from infringement and our proprietary source code against unauthorized copying, disclosure or use, we could lose market share, including as a result of unauthorized third parties’ development of solutions and technologies similar to or better than ours.
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

•
our reliance on the technology of others and, therefore, the requirement to obtain intellectual property licenses from third parties in order for us to commercialize our solutions or services, which licenses we may not be able to obtain or continue to obtain from these third parties on reasonable terms; and

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
We believe that we will continue to rely, in part, on third-party licenses to enhance and differentiate our solutions. Third-party licensing arrangements are subject to a number of risks and uncertainties, including:

•	undetected errors or unauthorized use of another person’s code in the third party’s software;

•	disagreement over the scope of the license and other key terms, such as royalties payable and indemnification protection;

•	infringement actions brought by third-parties;

•	the creation of solutions by third parties that directly compete with our solutions; and

•	termination or expiration of the license.
If we lose or are unable to maintain any of these third-party licenses or are required to modify software obtained under third-party licenses, it could delay the release of our solutions. Any delays could have a material adverse effect on our business, results of operations and financial condition.

Our business depends on maintaining and protecting the strength of our collection of brands.
The Citrix solution and service brands that we have developed have significantly contributed to the success of our business. Maintaining and enhancing the Citrix solution and service brands is critical to expanding our base of customers and partners. We may be subject to reputational risks and our brand loyalty may decline if others adopt the same or confusingly similar marks in an effort to misappropriate and profit on our brand name and do not provide the same level of quality as is delivered by our solutions and services. Also, others may rely on false comparative advertising and customers or potential customers could be influenced by false advertising. Additionally, we may be unable to use some of our brands in certain countries or unable to secure trademark rights in certain jurisdictions where we do business. In order to police, maintain, enhance and protect our brands, we may be required to make substantial investments that may not be successful. If we fail to police, maintain, enhance and protect the Citrix brands, if we incur excessive expenses in this effort or if customers or potential customers are confused by others’ trademarks, our business, operating results, and financial condition may be materially and adversely affected.
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
We have aggregate indebtedness of approximately $1.90 billion that we have incurred in connection with the issuance of our unsecured senior notes due December 1, 2027, or the 2027 Notes, and our 0.500% Convertible Notes due April 15, 2019, or the Convertible Notes, and under our Credit Agreement, and we may incur additional indebtedness in the future. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to general economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, reducing capital expenditures, restructuring debt or obtaining additional equity or debt financing on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, as applicable, will depend on the capital markets and our financial condition at such time. We may not be able to sell assets, restructure our indebtedness or obtain additional equity or debt financing on terms that are acceptable to us or at all, which could result in a default on our debt obligations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for information regarding our 2027 Notes, our Convertible Notes and our Credit Facility.
In addition, holders of our Convertible Notes have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. If a change in control repurchase event occurs with respect to the 2027 Notes, we will be required, subject to certain exceptions, to offer to repurchase the 2027 Notes at a repurchase price equal to 101% of the principal amount of the 2027 Notes repurchased, plus accrued and unpaid interest, if any. Further, upon conversion of the Convertible Notes, we are required to make cash payments for each $1,000 in principal amount of Convertible Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values thereunder. In such events, we may not have enough available cash or be able to obtain financing to fund the required repurchase of the Convertible Notes or 2027 Notes or make cash payments upon conversion of the Convertible Notes, or making such payments could adversely affect our liquidity. As of October 15, 2018, we had received conversion notices from noteholders with respect to $273.0 million in aggregate principal amount of Convertible Notes requesting conversion. In accordance with the terms of the Convertible Notes, in the fourth quarter of 2018 we made cash payments of this aggregate principal amount and delivered 1.3 million newly issued shares of our common stock in respect of the remainder of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being redeemed, in full satisfaction of such converted notes. Commencing on October 15, 2018 until the close of business on the second scheduled trading day immediately preceding the April 15, 2019 maturity date, holders of the Convertible Notes may convert their notes in their discretion. In addition, our ability to repurchase the Convertible Notes or 2027 Notes or to pay cash upon conversion of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our other indebtedness.
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
Our portfolios of liquid securities and other investments may lose value or become impaired.
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
Our future effective tax rates could be favorably or unfavorably affected by changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or by changes in tax laws or their interpretation. Significant judgment is required in determining our worldwide provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by tax authorities, including the IRS. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. The Tax Cuts and Jobs Act of 2017, or the 2017 Tax Act, as well as new, evolving or revised tax laws and regulations globally, and any changes in the application or interpretation of these regulations may have an adverse effect on our business or on our results of operations. Additionally, the U.S. Treasury Department and other standard-setting bodies will continue to issue guidance and interpret how provisions of the 2017 Tax Act will be administered and applied that may significantly affect our results of operations in the period issued.

There can be no assurance that we will continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our stock.
From time to time, our Board of Directors authorizes the payment of cash dividends or additional share repurchase authority under our ongoing stock repurchase program as part of our capital return to stockholders. The amount and timing of cash dividends and stock repurchases are subject to capital availability and our determination that such cash dividends or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and our applicable agreements. Our ability to pay cash dividends or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, debt service, capital expenditures, working capital and other general corporate purposes, as well as our results of operations, financial condition and other factors that we may deem relevant. Moreover, a reduction in, or the completion of, our stock repurchase program could have a negative effect on our stock price. We can provide no assurance that we will continue to pay cash dividends or repurchase stock at favorable prices, if at all.
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
Our stock price has been volatile and has fluctuated significantly in the past. The trading price of our stock is likely to continue to be volatile and subject to fluctuations in the future. Your investment in our stock could lose some or all of its value. Some of the factors that could significantly affect the market price of our stock include:

•	actual or anticipated variations in operating and financial results, including the failure to meet key operational metrics;

•	analyst reports or recommendations;

•	rumors, announcements, or press articles regarding our or our competitors’ operations, management, organization, financial condition, or financial statements; and

•	other events or factors, many of which are beyond our control.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2018 fiscal year that remain unresolved.
ITEM 2. PROPERTIES
We lease and sublease office space in the Americas, which is comprised of the United States, Canada and Latin America, EMEA, which is comprised of Europe, the Middle East and Africa, and APJ, which is comprised of Asia-Pacific and Japan. The following table presents the location and square footage of our leased office space as of December 31, 2018:

Square footage
Americas	786,857
EMEA	243,382
APJ	636,209
Total	1,666,448
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
ITEM 3. LEGAL PROCEEDINGS
Due to the nature of our business, we are subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries alleging infringement by various Citrix solutions and services. We believe that we have meritorious defenses to the allegations made in our pending cases and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, we believe that it is not reasonably possible that the ultimate outcomes will materially and adversely affect our business, financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock and Dividend Policy
Our common stock is currently traded on The Nasdaq Global Select Market under the symbol CTXS. As of February 8, 2019, there were 471 holders of record of our common stock.
We currently intend to retain any earnings for use in our business, for investment in acquisitions to repurchase shares of our common stock, and to pay future dividends. Historically, we have not paid any cash dividends on our capital stock. However, on October 24, 2018, we announced that our Board of Directors approved a quarterly cash dividend of $0.35 per share which was paid on December 21, 2018 to all shareholders of record as of the close of business on December 7, 2018. Additionally, on January 23, 2019, we announced that our Board of Directors approved a quarterly cash dividend of $0.35 per share. This dividend is payable on March 22, 2019 to all shareholders of record as of the close of business on March 8, 2019.
Future dividend declarations, if any, as well as the record and payment dates for such dividends, are subject to the final determination of our Board of Directors. Our Board of Directors will continue to review our capital allocation strategy for potential modifications and will determine whether to pay future dividends on a quarterly basis based on our financial performance, business outlook and other considerations.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized an ongoing stock repurchase program, of which $1.7 billion was approved in November 2017 and $750.0 million was approved in October 2018. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2018, approximately $767.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
The following table shows the monthly activity related to our stock repurchase program for the quarter ended December 31, 2018.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
October 1, 2018 through October 31, 2018	52,998	$110.35	—	$1,147,896
November 1, 2018 through November 30, 2018	1,361,524	$107.84	1,297,589	$1,007,896
December 1, 2018 through December 31, 2018	2,299,135	$106.71	2,247,135	$767,896
Total	3,713,657	$107.17	3,544,724	$767,896

(1)
Includes approximately 168,933 shares withheld from restricted stock units that vested in the fourth quarter of 2018 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.

(2)
Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.

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

	Year Ended December 31,
	2018	2017(a)	2016(a)	2015(a)	2014(a)
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$2,973,903	$2,824,686	$2,736,080	$2,646,154	$2,563,064
Cost of net revenues(b)	433,803	439,646	404,889	474,040	493,706
Gross margin	2,540,100	2,385,040	2,331,191	2,172,114	2,069,358
Operating expenses(c)	1,862,140	1,814,043	1,771,027	1,969,322	1,894,438
Income from operations	677,960	570,997	560,164	202,792	174,920
Interest income	40,030	27,808	16,686	11,675	9,421
Interest expense	(80,162)	(51,609)	(44,949)	(44,153)	(28,332)
Other (expense) income, net	(8,373)	3,150	(4,131)	(5,730)	(7,694)
Income from continuing operations before income taxes	629,455	550,346	527,770	164,584	148,315
Income tax expense (benefit)	53,788	528,361	57,915	(50,549)	(18,904)
Income from continuing operations	575,667	21,985	469,855	215,133	167,219
(Loss) income from discontinued operations, net of income tax expense	—	(42,704)	66,257	104,228	84,504
Net income (loss)	$575,667	$(20,719)	$536,112	$319,361	$251,723
Diluted earnings (loss) per share:
Income from continuing operations	3.94	0.14	2.99	1.34	0.98
(Loss) income from discontinued operations	—	(0.27)	0.42	0.65	0.49
Diluted net earnings (loss) per share	$3.94	$(0.13)	$3.41	$1.99	$1.47
Weighted average shares outstanding - diluted	145,934	155,503	157,084	160,362	171,270

	December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheet Data(d):
Total assets	$5,136,049	$5,820,176	$6,390,227	$5,467,517	$5,512,007
Total equity	551,519	992,461	2,608,727	1,973,446	2,173,645

(a)
The selected financial data for fiscal years ended December 31, 2017, 2016, 2015 and 2014 has been adjusted to be presented on a continuing operations basis. Refer to Note 3 Discontinued Operations in our Consolidated Financial Statements for additional information.

(b)
Cost of net revenues includes amortization and impairment of product related intangible assets of $47.1 million, $65.7 million, $55.4 million, $127.3 million, and $142.2 million in 2018, 2017, 2016, 2015 and 2014, respectively.

(c)
Operating expenses includes amortization and impairment of other intangible assets of $15.9 million, $17.2 million, $15.1 million, $97.5 million, and $41.9 million in 2018, 2017, 2016, 2015 and 2014, respectively. Operating expenses also include restructuring charges of $16.7 million, $72.4 million, $67.4 million, $98.7 million and $14.1 million in 2018, 2017, 2016, 2015 and 2014, respectively.

(d)	Balance Sheet amounts prior to 2017 include amounts for the GoTo Business. Refer to Note 3 Discontinued Operations in our Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Citrix aims to power a better way to work by delivering the experience, security, and choice people and organizations need to unlock innovation, engage customers, and be productive - anytime, anywhere. We do this by delivering a general purpose digital workspace that empowers all users with unified, secure, and reliable access to all apps and content needed to be productive - anytime, anywhere. We help customers reimagine the future of work by delivering unified digital workspace, networking, and analytics solutions that improve employee experience and productivity, while also simplifying IT’s ability to adopt and manage complex cloud environments.
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
Executive Summary

Citrix is powering a better way to work with unified workspace, networking, and analytics solutions that help organizations unlock innovation, engage customers, and boost productivity, without sacrificing security. With Citrix, users get a seamless work experience and IT has a unified platform to secure, manage, and monitor diverse technologies in complex cloud environments.
During the year ended December 31, 2018, our transition to the cloud and a subscription-based business model continued to gain momentum, which contributed to our strong financial results. In addition, we have maintained a disciplined approach to spending, while continuing to invest more into demand generation and sales capacity in order to support our growth, business model transition, and cloud infrastructure. We accelerated our innovation in the cloud, with the introduction of new services, features and capabilities in our cloud solutions to build out a comprehensive secure digital workspace. We expect our transition to a subscription-based business model to provide financial and operational benefits to Citrix, including by increasing customer life-time-value, expanding our customer use-cases and innovation opportunities, and extending the use of Citrix services to securely deliver a broader array of applications, including Web, software-as-a-service (SaaS) apps and services.
On February 2, 2018, we entered into an Accelerated Share Repurchase, or ASR, transaction with a counterparty to pay an aggregate of $750.0 million in exchange for the immediate delivery of approximately 6.5 million shares of our common stock based on current market prices. The purchase price per share under the ASR was based on the volume-weighted average price of our common stock during the term of the ASR, less a discount. The ASR was entered into pursuant to our existing share repurchase program. Final settlement of the ASR agreement was completed in April 2018, and we received delivery of an additional 1.6 million shares of our common stock.
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
On January 23, 2019, we announced that our Board of Directors declared a $0.35 per share dividend payable March 22, 2019 to all shareholders of record as of the close of business on March 8, 2019. Our Board of Directors will continue to review our capital allocation strategy for potential modifications and will determine whether to repurchase shares of our common stock and/or declare future dividends based on our financial performance, business outlook and other considerations.
Reclassifications
Beginning in fiscal year 2018, we revised our presentation of revenue to align with our subscription business model transition as follows: (1) subscription revenue, which includes revenue from our cloud services offerings and on-premise subscriptions as well as revenue from our CSP offerings; (2) product and license revenue from perpetual product offerings; and (3) support and services revenue for perpetual product and license offerings. See Note 2 to our consolidated financial statements for more information regarding the reclassifications described above.

Summary of Results
For the year ended December 31, 2018 compared to the year ended December 31, 2017, we delivered the following financial performance:

•	Subscription revenue increased 44.7% to $455.3 million;

•	Product and license revenue decreased 4.2% to $734.5 million;

•	Support and services revenue increased 2.3% to $1.78 billion;

•	Gross margin as a percentage of revenue increased 1.0% to 85.4%;

•	Operating income increased 18.7% to $678.0 million;

•	Diluted earnings per share increased from $0.14 to $3.94; and

•	Unbilled revenue increased $258.4 million to $338.5 million.
Our Subscription revenue increased primarily due to increased customer adoption of our cloud-based solutions from our Digital Workspace and Networking offerings delivered via the cloud. Our Product and license revenue decreased primarily due to lower sales of our perpetual Digital Workspace solutions and Networking products as customers continued to shift to our cloud-based solutions. The increase in Support and services revenue was primarily due to increased sales of maintenance services across our Digital Workspace perpetual offerings as our customers have shifted to our Customer Success Service offerings. We currently expect total revenue to increase when comparing the first quarter of 2019 to the first quarter of 2018. In addition, when comparing the 2019 fiscal year to the 2018 fiscal year, we currently expect total revenue to increase. The increase in gross margin was primarily due to an increase in sales and due to 2017 including the impairment of certain product related intangible assets. The increase in operating income when comparing 2018 to 2017 was primarily due to a higher gross margin driven by an increase in sales and lower intangible asset amortization, partially offset by an increase in operating expenses. The increase in diluted earnings per share when comparing 2018 to 2017 was primarily due to an increase in operating margin, and a decrease in income tax expense, as well as a decrease in the number of weighted average shares outstanding due to share repurchases. These increases were partially offset by an increase in interest expense related to our 2027 Notes.
2018 Business Combinations
Sapho, Inc.
On November 13, 2018, we acquired all of the issued and outstanding securities of Sapho, Inc. (“Sapho”), whose technology is intended to advance our development of the intelligent workspace. The acquired technology enables efficient workstyles by creating a unified and customizable notification experience for business applications. The total preliminary cash consideration for this transaction was $182.9 million, net of $3.7 million cash acquired. Transaction costs associated with the acquisition were not significant.
Cedexis, Inc.
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
We have included the effect of the 2018 business combinations in our results of operations prospectively from the date of acquisition.
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
Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. There have been no material changes to the critical accounting policies, other than updates related to the adoption of the new revenue standard. See Note 2 to our consolidated financial statements for more information related to revenue recognition.
Revenue Recognition
We generate all of our revenues from contracts with customers. At contract inception, we assess the solutions or services, or bundles of solutions and services, obligated in the contract with a customer to identify each performance obligation within the contract, and then evaluate whether the performance obligations are capable of being distinct and distinct within the context of the contract. Solutions and services that are not both capable of being distinct and distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue.
The standalone selling price is the price at which we would sell a promised product or service separately to the customer. For the majority of our software licenses and hardware, CSP and on-premise subscription software licenses, we use the observable price in transactions with multiple performance obligations. For the majority of our support and services, and cloud-hosted subscription offerings, we use the observable price when we sell that support and service and cloud-hosted subscription separately to similar customers. If the standalone selling price for a performance obligation is not directly observable, we estimate it. We estimate the standalone selling price by taking into consideration market conditions, economics of the offering and customers’ behavior. We maximize the use of observable inputs and apply estimation methods consistently in similar circumstances. We allocate the transaction price to each distinct performance obligation on a relative standalone selling price basis.
Revenues are recognized when control of the promised products or services are transferred to customers, in an amount that reflects the consideration that we expect to receive in exchange for those products or services. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for further information on our revenue recognition.
Valuation and Classification of Investments
The authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Our available-for-sale investments are measured to fair value on a recurring basis. In addition, we hold direct investments in privately-held companies which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are periodically reviewed for impairment and when indicators of impairment exist, are measured to fair value as appropriate on a non-recurring basis. We also hold equity interests in certain private equity funds which are accounted for under the net asset value practical expedient. The net asset value of these investments is determined using quarterly capital statements from the funds which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. In determining the fair value of our investments, we are sometimes required to use various alternative valuation techniques. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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
After we have determined the fair value of our investments, for those that are in an unrealized loss position, we must then determine if the investment is other-than-temporarily impaired. We review our investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment and if different judgments are used, the classification of the losses related to our investments could differ. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the carrying value of an available-for-sale investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than carrying value, our intent to retain or sell the investment, and whether it is more likely than not that we will not be required to sell the investment before the recovery of its amortized cost basis, which may not be until maturity. We also consider specific adverse conditions related to the financial health of and business outlook for the issuer, including industry and sector performance, rating agency actions and changes in credit default swap levels. During the year ended December 31, 2018, we recorded an other than temporary impairment of $4.6 million of certain available-for-sale securities, which was included in Other (expense) income, net in the accompanying consolidated statements of income.
For our investments in privately-held companies accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer, we periodically review for impairment and observable price changes on a quarterly basis, and adjust the carrying value accordingly. See Notes 5 and 6 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 and “Liquidity and Capital Resources” for more information on our investments.
Intangible Assets
We have product related technology assets and other intangible assets from acquisitions and other third party agreements. We allocate the purchase price of intangible assets acquired through third party agreements based on their estimated relative fair values. We allocate a portion of the purchase price of acquired companies to the product related technology assets and other intangible assets acquired based on their estimated fair values. We typically engage third party appraisal firms to assist us in determining the fair values and useful lives of product related technology assets and other intangible assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in determining the fair value and useful lives of the product related technology assets include, but are not limited to, future expected cash flows earned from the product related technology and discount rates applied in determining the present value of those cash flows. Critical estimates in valuing certain other intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer retention rates, customer lists, distribution agreements, patents, brand awareness and market position, as well as discount rates.
Management's estimates of fair value are based upon assumptions believed to be reasonable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
We monitor acquired intangible assets for impairment on a periodic basis by reviewing for indicators of impairment. If an indicator exists, we compare the estimated net realizable value to the unamortized cost of the intangible asset. The recoverability of the intangible assets is primarily dependent upon our ability to commercialize solutions utilizing the acquired technologies, retain existing customers and customer contracts, and maintain brand awareness. The estimated net realizable value of the acquired intangible assets is based on the estimated undiscounted future cash flows derived from such intangible assets. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our solutions, customer retention rates and ability to secure and maintain our market position. Actual revenues and costs could vary significantly from these forecasted amounts. If these solutions are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology; or if we fail to retain acquired customers or successfully market acquired brands, we could determine that some or all of the remaining $167.2 million carrying value of our acquired intangible assets is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.
Goodwill
The excess of the fair value of the purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2018, we had $1.8 billion in goodwill related to our acquisitions. Our revenues are derived from sales of our Digital Workspace solutions and Networking products, and related support. During 2018, we initiated an effort to streamline and simplify our product branding and packaging, which included naming updates to the portfolio to provide clarity on our offerings and unify our sales motions. The change resulted in the consolidation of our Content Collaboration product group with Workspace Services and renaming the new product group Digital Workspace. As a result, our two reporting units (Enterprise and Service Provider and Content Collaboration) were combined into one, consistent with how management reviews the operating results of the business. In connection with this change, we performed a qualitative goodwill assessment of the reporting units and determined there were no indicators of impairment during the third quarter of 2018. The change in reporting units did not result in a reallocation of goodwill or a change in reportable segments. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for additional information regarding our reportable segment.
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
In the fourth quarter of 2018, we performed a qualitative assessment to determine whether further quantitative impairment testing for goodwill and certain intangible assets is necessary, and we refer to this assessment as the Qualitative Screen. In performing the Qualitative Screen, we are required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting units and future opportunities in the markets in which they operate. If after performing the Qualitative Screen impairment indicators are present, we would perform a quantitative impairment test to estimate the fair value of goodwill and certain intangible assets. In doing so, we would estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the goodwill and certain intangible assets carried on our balance sheet to its estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our results of operations. As a result of the Qualitative Screen, no further quantitative impairment test was deemed necessary. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2018 and 2017.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2018, we had $121.9 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2018, we determined that an $85.4 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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
The 2017 Tax Act significantly revised the U.S. tax code by, in part but not limited to: reducing the U.S. corporate tax rate from 35% to 21% and imposing a mandatory one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, modifying executive compensation deduction limitations, and repealing the deduction for domestic production activities. The SEC staff acknowledged the challenges companies face incorporating the effects of tax reform by their financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. We completed the accounting for the tax effects of all of the provisions of the 2017 Tax Act within the required measurement period and as a result recorded adjustments to the previous provisional amounts. Adjustments of $26.3 million were recorded during the year ended December 31, 2018, which include a tax benefit of $21.9 million related to the finalization of the one-time transition tax on deemed repatriation of foreign income and a tax benefit of $4.4 million related to the finalization of the remeasurement of the U.S. deferred tax assets and liabilities due to the maximum U.S. federal corporate rate reduction from 35% to 21%.

Convertible Senior Notes
In April 2014, we completed a private placement of our Convertible Notes due 2019 with a net share settlement feature, meaning that upon conversion, the principal amount will be settled in cash and the remaining amount, if any, will be settled in cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. In accordance with accounting guidance for convertible debt instruments that may be settled in cash or other assets on conversion, we first determine the carrying amount of the liability component by measuring the fair value of a similar liability that does not have an associated equity component. Then we determine the carrying amount of the equity component represented by the embedded conversion option by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. Debt discount and debt issuance costs are amortized to interest expense using the effective interest method.
In accounting for the settlement of the Convertible Notes upon early conversions, we allocated the fair value of the settlement consideration remitted to the noteholders between the liability and equity components. The portion of the settlement consideration allocated to the extinguishment of the liability component was based on the fair value of that component immediately before extinguishment. A loss was recognized in the consolidated statements of income for the difference between the consideration allocated to the liability component and the sum of the carrying amount of the liability component and any unamortized debt issuance costs. Additionally, upon settlement of the converted principal, we derecognized the related unamortized discount and issuance costs. We allocated the remaining settlement consideration to the reacquisition of the equity component and recognized this amount as a reduction of Stockholders' equity.
The following discussion relating to the individual financial statement captions, our overall financial performance, operations and financial position should be read in conjunction with the factors and events described in “— Overview” and Part 1 – Item 1A entitled “Risk Factors,” included in this Annual Report on Form 10-K for the year ended December 31, 2018, which could impact our future performance and financial position.

Results of Operations
The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from year-to-year (in thousands other than percentages):

	Year Ended December 31,			2018 Compared to 2017	2017 Compared to 2016
	2018	2017	2016
Revenues:
Subscription	$455,276	$314,735	$245,606	44.7%	28.1%
Product and license	734,495	766,777	810,975	(4.2)	(5.4)
Support and services	1,784,132	1,743,174	1,679,499	2.3	3.8
Total net revenues	2,973,903	2,824,686	2,736,080	5.3	3.2
Cost of net revenues:
Cost of subscription, support and services	266,495	250,602	228,080	6.3	9.9
Cost of product and license revenues	120,249	123,356	121,391	(2.5)	1.6
Amortization and impairment of product related intangible assets	47,059	65,688	55,418	(28.4)	18.5
Total cost of net revenues	433,803	439,646	404,889	(1.3)	8.6
Gross margin	2,540,100	2,385,040	2,331,191	6.5	2.3
Operating expenses:
Research and development	439,984	415,801	395,373	5.8	5.2
Sales, marketing and services	1,074,234	1,006,112	976,339	6.8	3.0
General and administrative	315,343	302,565	316,838	4.2	(4.5)
Amortization and impairment of other intangible assets	15,854	17,190	15,076	(7.8)	14.0
Restructuring	16,725	72,375	67,401	(76.9)	7.4
Total operating expenses	1,862,140	1,814,043	1,771,027	2.7	2.4
Income from continuing operations	677,960	570,997	560,164	18.7	1.9
Interest income	40,030	27,808	16,686	44.0	66.7
Interest expense	(80,162)	(51,609)	(44,949)	55.3	14.8
Other (expense) income, net	(8,373)	3,150	(4,131)	(365.8)	(176.3)
Income from continuing operations before income taxes	629,455	550,346	527,770	14.4	4.3
Income tax expense	53,788	528,361	57,915	(89.8)	812.3
Income from continuing operations	$575,667	$21,985	$469,855	2,518.5	(95.3)
(Loss) income from discontinued operations	—	(42,704)	66,257	(100.0)	(164.5)
Net income (loss)	$575,667	$(20,719)	$536,112	(2,878.4)%	(103.9)%
Revenues
Net revenues include Subscription, Product and license and Support and services revenues.
Subscription revenue relates to fees which are generally recognized ratably over the contractual term, and primarily consists of fees related to our Digital Workspace and Networking offerings. Our Digital Workspace and Networking subscriptions may be delivered via a cloud service, an on-premise license or in a hybrid cloud service and are inclusive of the related support as applicable. For our hybrid and on-premise subscription offerings, a portion of the revenue is recognized at a point in time. In addition, our CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.
Product and license revenue primarily represents fees related to the perpetual licensing of the following major solutions:

•
Digital Workspace is primarily comprised of our Application Virtualization solutions which include Citrix Virtual Apps and Desktops, our unified endpoint management solutions, which include Citrix Endpoint Management, Citrix Content Collaboration, and Citrix Workspace; and

•	Networking products, which primarily include Citrix ADC and Citrix SD-WAN.
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

•	Hardware Maintenance fees for our perpetual Networking products, which include technical support and hardware and software maintenance, are recognized ratably over the contract term; and

•	Fees from consulting services related to the implementation of our solutions, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.

	Year Ended December 31,			2018 Compared to 2017	2017 Compared to 2016
	2018	2017	2016
	(In thousands)
Revenues:
Subscription	$455,276	$314,735	$245,606	$140,541	$69,129
Product and license	734,495	766,777	810,975	(32,282)	(44,198)
Support and services	1,784,132	1,743,174	1,679,499	40,958	63,675
Total net revenues	$2,973,903	$2,824,686	$2,736,080	$149,217	$88,606
Subscription
Subscription revenue increased during 2018 compared to 2017 primarily due to increased customer adoption of our cloud-based solutions from our Digital Workspace offerings of $99.1 million and Networking offerings of $41.4 million delivered via the cloud. Also contributing to the increase is the upfront recognition of on-premise subscription revenue during fiscal year 2018 under the new revenue accounting guidance. Subscription revenue increased during 2017 compared to 2016 primarily due to increased customer adoption of our cloud-based solutions from our Digital Workspace offerings of $61.5 million and from our Networking offerings of $7.6 million. We currently expect our Subscription revenue to increase when comparing the first quarter of 2019 to the first quarter of 2018 as customers continue to shift to our cloud-based solutions.
Product and license
Product and license revenue decreased during 2018 when compared to 2017 primarily due to lower sales of our perpetual Digital Workspace solutions of $22.8 million and lower sales of our perpetual Networking products of $9.5 million as customers continue to shift to our cloud-based solutions. Product and license revenue decreased during 2017 when compared to 2016 due to lower sales of our perpetual Networking products of $23.3 million and lower sales of our perpetual Digital Workspace solutions of $21.2 million. We currently expect Product and license revenue to decrease when comparing the first quarter of 2019 to the first quarter of 2018 due to our continued transition to a subscription-based business model as customers continue to shift to our cloud-based solutions.
Support and services
Support and services revenue increased during 2018 compared to 2017 primarily due to increased sales of maintenance revenues from our Customer Success Services offerings. Support and services revenue increased during 2017 compared to 2016 primarily due to increased sales of maintenance revenues from our Customer Success Services offerings of $39.9 million and higher sales of our maintenance revenues for our Networking products of $23.3 million. We currently expect Support and services revenue to increase when comparing the first quarter of 2019 to the first quarter of 2018.
Deferred Revenue, Unbilled Revenue and Backlog
Deferred revenues are primarily comprised of Support and services revenue from maintenance fees, which include software and hardware maintenance, technical support related to our perpetual offerings and services revenue related to our consulting contracts. Deferred revenues also include Subscription revenue from our Digital Workspace and cloud-based subscription offerings. Deferred revenue primarily consists of billings or payments received in advance of revenue recognition and is recognized in our consolidated balance sheets and consolidated statements of income as the revenue recognition criteria are met.
Unbilled revenue primarily represents contractually committed future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in accounts receivable and deferred revenue within our consolidated financial statements.
Deferred revenue and unbilled revenue are influenced by several factors, including seasonality within the year, the specific timing, size and duration of customer subscription agreements, varying billing cycles of subscription agreements, and invoice timing. Fluctuations in unbilled revenue may not be a reliable indicator of future performance and the related revenue associated with these contractual commitments.
The following table presents the amounts of deferred and unbilled revenue (in thousands):

	December 31, 2018	December 31, 2017	2018 compared to 2017
Deferred revenue	$1,834,572	$1,864,243	$(29,671)
Unbilled revenue	338,463	80,074	258,389

Deferred revenues decreased approximately $29.7 million as of December 31, 2018 compared to December 31, 2017 primarily due to the $99.9 million cumulative effect adjustment from adoption of the new revenue recognition accounting standard, partially offset by an increase of $79.4 million related to increased customer adoption of our cloud-based subscription offerings. Unbilled revenue increased primarily due to an increase in multi-year subscription agreements as a result of an increase in customer adoption of our cloud-based subscription offerings. See Note 2 to our consolidated financial statements for detailed information related to our adoption of the new revenue standard.

While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. We refer to those unfulfilled product license orders at the end of a given period as “product and license backlog.” As of December 31, 2018 and 2017, the amount of product and license backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for approximately 47.0% of our net revenues for the year ended December 31, 2018 and 46.3% of our net revenues for the years ended December 31, 2017 and 2016, respectively. The change in our international revenues as a percentage of our net revenues for the periods presented is not significant. For detailed information on international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018.
Cost of Net Revenues

	Year Ended December 31,			2018 Compared to 2017	2017 Compared to 2016
	2018	2017	2016
	(In thousands)
Cost of subscription, support and services	$266,495	$250,602	$228,080	$15,893	$22,522
Cost of product and license revenues	120,249	123,356	121,391	(3,107)	1,965
Amortization and impairment of product related intangible assets	47,059	65,688	55,418	(18,629)	10,270
Total cost of net revenues	$433,803	$439,646	$404,889	$(5,843)	$34,757

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

Cost of subscription, support and services revenues increased during 2018 when compared to 2017 primarily due to an increase in sales of our subscription offerings of $17.8 million and professional services of $5.6 million, partially offset by a decrease in costs of providing technical support of $7.4 million, primarily due to reductions in headcount. Cost of subscription, support and services revenues increased during 2017 compared to 2016 primarily due to an increase in sales of our software maintenance of $12.8 million from our Customer Success Services offering, and an increase in sales of our Digital Workspace offerings delivered via the cloud of $7.9 million. We currently expect Cost of subscription, support and services revenues to increase when comparing the first quarter of 2019 to the first quarter of 2018, consistent with the expected increases in Subscription revenue and Support and services revenue as discussed above.

Cost of product and license revenues decreased during 2018 when compared to 2017 primarily due to lower overall sales of our perpetual Networking products, which contain hardware components that have a higher cost than our software products. Cost of product and license revenues increased during 2017 when compared to 2016 primarily due to royalties from our
Digital Workspace solutions. We currently expect Cost of product and license revenues to decrease when comparing the first quarter of 2019 to the first quarter of 2018.
Amortization and impairment of product related intangible assets decreased during 2018 as compared to 2017 primarily due to the impairments of certain acquired intangible assets in 2017. Amortization and impairment of product related intangible assets increased during 2017 as compared to 2016 primarily due to the impairments of certain acquired intangible assets in 2017.
Gross Margin
Gross margin as a percent of revenue was 85.4% for 2018, 84.4% for 2017 and 85.2% for 2016. Gross margin increased during 2018 as compared to 2017 primarily due to the impairment of certain product related intangible assets in 2017. Gross margin remained consistent when comparing 2017 to 2016.
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
Research and Development Expenses

	Year Ended December 31,			2018 Compared to 2017	2017 Compared to 2016
	2018	2017	2016
	(In thousands)
Research and development	$439,984	$415,801	$395,373	$24,183	$20,428

Research and development expenses consist primarily of personnel related costs, facility and equipment costs and cloud capacity costs directly related to our research and development activities. We expense substantially all development costs included in the research and development of our solutions.
Research and development expenses increased during 2018 as compared to 2017 primarily due to an increase in stock-based compensation of $18.8 million and an increase in cloud capacity costs of $9.0 million.
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

Sales, Marketing and Services Expenses

	Year Ended December 31,			2018 Compared to 2017	2017 Compared to 2016
	2018	2017	2016
	(In thousands)
Sales, marketing and services	$1,074,234	$1,006,112	$976,339	$68,122	$29,773
Sales, marketing and services expenses consist primarily of personnel related costs, including sales commissions, pre-sales support, the costs of marketing programs aimed at increasing revenue, such as brand development, advertising, trade shows, public relations and other market development programs and costs related to our facilities, equipment, information systems and pre-demonstration related to cloud capacity costs that are directly related to our sales, marketing and services activities.
Sales, marketing and services expenses increased during 2018 compared to 2017 primarily due to an increase in compensation and other employee-related costs of $46.4 million due to an increase in sales headcount from our investment in sales capacity and demand generation, an increase in marketing programs of $24.8 million and an increase stock-based compensation of $17.2 million. These increases were partially offset by a decrease in variable compensation of $31.1 million mostly as a result of accounting for contract acquisition costs under the new revenue accounting guidance, which was adopted on January 1, 2018. See Note 2 to our consolidated financial statements for detailed information related to our adoption of the new revenue standard.
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
General and Administrative Expenses

	Year Ended December 31,			2018 Compared to 2017	2017 Compared to 2016
	2018	2017	2016
	(In thousands)
General and administrative	$315,343	$302,565	$316,838	$12,778	$(14,273)
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during 2018 compared to 2017 primarily due to an increase in professional fees of $8.7 million and an increase in facilities costs of $3.5 million.
General and administrative expenses decreased during 2017 compared to 2016 primarily due to a decrease in compensation and other employee-related costs of $11.5 million and a decrease in stock-based compensation of $5.1 million.
Amortization and Impairment of Other Intangible Assets

	Year Ended December 31,			2018 Compared to 2017	2017 Compared to 2016
	2018	2017	2016
	(In thousands)
Amortization and impairment of other intangible assets	$15,854	$17,190	$15,076	$(1,336)	$2,114
Amortization and impairment of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions.
Amortization and impairment of other intangible assets decreased when comparing 2018 to 2017 primarily due to impairments of certain intangible assets related to certain non-core products during 2017. Amortization and impairment of other intangible assets increased when comparing 2017 to 2016 primarily due to impairments of certain intangible assets related to certain non-core products during 2017.
As of December 31, 2018, we had unamortized other identified intangible assets with estimable useful lives in the net amount of $23.0 million. For more information regarding our acquisitions see, “— Overview” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018.
Restructuring Expenses

	Year Ended December 31,			2018 Compared to 2017	2017 Compared to 2016
	2018	2017	2016
	(In thousands)
Restructuring	$16,725	$72,375	$67,401	$(55,650)	$4,974
During the years ended December 31, 2018 and 2017, we incurred costs of $2.5 million and $53.7 million, respectively, related to initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. The majority of the activities related to this program were substantially completed by the end of 2018.
In connection with our restructuring initiatives, we had previously vacated or consolidated properties and subsequently reassessed our obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases is based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. During the year ended December 31, 2018, we incurred costs of $14.2 million related to the consolidation of leased facilities. During the year ended December 31, 2017, we incurred costs of $8.1 million related to operational initiatives designed to improve infrastructure scalability and cost saving efficiencies. The charges primarily related to employee severance. No costs were incurred during the year ended December 31, 2016. The charges related to employee severance were substantially completed as of the first quarter of 2018; however, we could continue to incur lease losses related to the consolidation of leased facilities during fiscal year 2019.
During the years ended December 31, 2017 and 2016, we incurred costs of $1.9 million and $44.5 million, respectively, primarily related to our announced plan in November 2015 to simplify our enterprise go-to-market motion and roles while improving coverage, reflect changes in our product focus, and balance resources with demand across our marketing, general and administration areas. Total costs incurred during the year ended December 31, 2018 were not material. The charges are primarily related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to this program were substantially completed as of the end of the first quarter of 2016.
During the years ended December 31, 2017 and 2016, we recorded charges of $8.7 million and $24.0 million, respectively, related to our announced plan in January 2015 to increase strategic focus and operational efficiency. Total costs incurred during the year ended December 31, 2018 were not material. The charges primarily related to the severance and other costs directly related to the reduction of our workforce and consolidation of leased facilities. The majority of the activities related to this program were substantially completed by the end of 2015.
For more information regarding our restructuring see Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018.
2019 Operating Expense Outlook
When comparing the first quarter of 2019 to the fourth quarter of 2018, we currently expect operating expenses to increase in absolute dollars with respect to sales, marketing and services expenses due to our continued investment in demand generation, sales capacity in order to support growth and transition and cloud infrastructure. We expect an increase in absolute dollars with respect to research and development expenses as we invest more in innovation capacity, as well as an increase in absolute dollars in general and administrative expenses.
Interest income

	Year Ended December 31,			2018 Compared to 2017	2017 Compared to 2016
	2018	2017	2016
	(In thousands)
Interest income	$40,030	$27,808	$16,686	$12,222	$11,122

Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income increased during 2018 compared to 2017 primarily due to higher yields on investments as a result of an increase in interest rates. Interest income increased during 2017 compared to 2016 primarily due to overall higher average cash, cash equivalents and investment balances and higher yields on investments as a result of an increase in interest rates. See Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for investment information.
Interest Expense

	Year Ended December 31,			2018 Compared to 2017	2017 Compared to 2016
	2018	2017	2016
	(In thousands)
Interest expense	$(80,162)	$(51,609)	$(44,949)	$(28,553)	$(6,660)
Interest expense primarily consists of interest paid on our Convertible Notes, 2027 Notes and credit facility.
When comparing 2018 and 2017, the increase is primarily due to borrowings related to our 2027 Notes. When comparing 2017 to 2016, the increase is primarily due to the issuance of our 2027 Notes in 2017. For more information regarding our debt, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018.
Other (Expense) Income, net

	Year Ended December 31,			2018 Compared to 2017	2017 Compared to 2016
	2018	2017	2016
	(In thousands)
Other (expense) income, net	$(8,373)	$3,150	$(4,131)	$(11,523)	$7,281
Other (expense) income, net is primarily comprised of remeasurement of foreign currency transaction gains (losses), realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other (expense) income, net when comparing 2018 to 2017 is primarily driven by realized losses in our available-for-sale investment portfolio of $6.3 million, mostly due to a decline in fair value considered other-than-temporary and an increase in net losses on remeasurement and settlement of foreign currency transactions of $3.7 million. The change in Other income (expense), net when comparing 2017 to 2016 is primarily driven by an increase in net gains on remeasurement and settlements of foreign currency transactions.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States.
On December 22, 2017, President Donald Trump signed the Tax Cuts and Jobs Act into law effective January 1, 2018. The 2017 Tax Act significantly revised the U.S. tax code by, in part but not limited to: reducing the U.S. corporate maximum tax rate from 35% to 21%, imposing a mandatory one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, modifying executive compensation deduction limitations, and repealing the deduction for domestic production activities. Under Accounting Standards Codification 740, Income Taxes, we must recognize the effects of tax law changes in the period in which the new legislation is enacted.
We are subject to tax in the U.S. and in multiple foreign tax jurisdictions. Our U.S. liquidity needs are currently satisfied using cash flows generated from our U.S. operations, borrowings, or both. We also utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in locations in which it is needed. Prior to 2017, we did not recognize a deferred tax liability related to undistributed foreign earnings of our subsidiaries because such earnings were considered to be indefinitely reinvested in our foreign operations, or were remitted substantially free of U.S. tax. Under the 2017 Tax Act, all foreign earnings are subject to U.S. taxation. As a result, we expect to repatriate a substantial portion of our foreign earnings over time, to the extent that the foreign earnings are not restricted by local laws or result in significant incremental costs associated with repatriating the foreign earnings.

The SEC staff acknowledged the challenges companies face incorporating the effects of tax reform by their financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. During the period ended December 31, 2018, we completed the accounting for the tax effects of all of the provisions of the 2017 Tax Act within the required measurement period and as a result recorded adjustments to the previous provisional amounts.
Our effective tax rate was approximately 8.5% for the year ended December 31, 2018 and 96.0% for the year ended December 31, 2017. The decrease in the effective tax rate when comparing the year ended December 31, 2018 to the year ended December 31, 2017 was primarily due to accounting for the estimated tax impact of the 2017 Tax Act and the separation of the GoTo Business. Specifically, results from 2017 include a $364.6 million provisional income tax charge for the transition tax on deemed repatriation of deferred foreign income, and a $64.8 million provisional income tax charge for the remeasurement of U.S. deferred tax assets and liabilities because of the maximum U.S. federal corporate rate reduction from 35% to 21%. We also recorded a $48.6 million income tax charge to establish a valuation allowance primarily due to a change in expectation of realizability of state R&D credits arising from the separation of the GoTo Business. During the year ended December 31, 2018, we recorded a tax benefit of $21.9 million related to the finalization of the one-time transition tax on deemed repatriation of foreign income and a tax benefit of $4.4 million related to the finalization of the remeasurement of the U.S. deferred tax assets and liabilities due to the maximum U.S. federal corporate rate reduction from 35% to 21%.
As of December 31, 2018, our net unrecognized tax benefits totaled approximately $89.9 million compared to $77.8 million as of December 31, 2017. All amounts included in this balance affect the annual effective tax rate. As of the year ended December 31, 2018, we accrued $3.9 million for the payment of interest on uncertain tax positions.
We and one or more of our subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. We are not currently under examination by the United States Internal Revenue Service. With few exceptions, we are generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions by tax authorities for years prior to 2015.
On July 24, 2018, the U.S. Ninth Circuit Court of Appeals overturned the U.S. Tax Court’s unanimous decision in Altera v. Commissioner, where the Tax Court held the Treasury regulation requiring participants in a qualified cost sharing arrangement share stock-based compensation costs to be invalid. On August 7, 2018, the U.S. Ninth Circuit Court of Appeals, on its own motion, withdrew its July 24, 2018 opinion to allow time for the reconstituted panel to confer. Given the increased uncertainty as to the Ninth Circuit's eventual ruling and the impact it will have on the Internal Revenue Service’s ability to challenge the technical merits of our position, we accrued amounts for this uncertain tax position as of the year ended December 31, 2018.
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
As of December 31, 2018, we had $121.9 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. As of December 31, 2018, we determined that an $85.4 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

Liquidity and Capital Resources
During 2018, we generated continuing operating cash flows of $1.04 billion. These operating cash flows related primarily to net income from continuing operations of $575.7 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $203.6 million, depreciation and amortization expenses of $141.9 million and amortization of debt discount and transaction costs of $39.1 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $30.3 million, net of effects of acquisitions. The change in our net operating assets and liabilities was primarily a result of changes in deferred revenue of $69.5 million, accrued expenses and other current liabilities of $37.0 million mostly due to employee-related accruals, and changes in net accounts receivable of $18.7 million driven by an increase in collections from higher bookings. These inflows were partially offset by an outflow in net income taxes of $57.0 million due a decrease in income taxes payable and an increase in prepaid taxes, and changes in other assets of $33.6 million primarily due to an increase in capitalized commissions as a result of the new revenue standard. Our continuing operations investing activities provided $132.2 million of cash consisting primarily of net proceeds from investments of $456.9 million, partially offset by cash paid for acquisitions of $248.9 million and cash paid for the purchase of property and equipment of $69.4 million. Our continuing operations financing activities used cash of $1.66 billion, primarily due to stock repurchases of $1.26 billion, payments on early redemptions of convertible notes of $273.0 million, cash paid for tax withholding on vested stock awards of $71.6 million, and cash dividends paid on common stock of $46.8 million.
During 2017, we generated continuing operating cash flows of $964.3 million. These operating cash flows related primarily to income from continuing operations of $22.0 million, adjusted for, among other things, non-cash charges, depreciation and amortization expenses of $170.0 million, stock-based compensation expense of $165.1 million, deferred income tax expense of $94.2 million, and amortization of debt discount and transaction costs of $38.3 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $470.5 million, net of effects of acquisitions. The change in our net operating assets and liabilities was primarily a result of changes in net income taxes of net of $318.8 million due to tax reform, and changes in deferred revenue of $174.4 million. Our continuing operations investing activities used $60.0 million of cash consisting primarily of cash paid for net purchases of investments of $86.4 million, cash paid for the purchase of property and equipment of $80.9 million, cash paid for acquisitions of $60.4 million, and cash paid for licensing agreements and technology of $7.4 million. Our continuing operations financing activities used cash of $694.4 million primarily due to stock repurchases of $1.17 billion, amounts paid for, but not settled under our accelerated stock repurchase program of $150.0 million, cash paid for tax withholding on vested stock awards of $80.0 million and the transfer of cash to the GoTo Business resulting from the separation of $28.5 million. This financing cash outflow was partially offset by proceeds by proceeds from the 2027 Notes of $741.0 million, net of issuance costs.
Senior Notes
On November 15, 2017, we issued $750.0 million of the 2027 Notes. The 2027 Notes accrue interest at a rate of 4.500% per annum. Interest on the 2027 Notes is due semi-annually on June 1 and December 1 of each year, beginning on June 1, 2018. The net proceeds from this offering were approximately $741.0 million, after deducting the underwriting discount and estimated offering expenses payable by us. Net proceeds from this offering were used to repurchase shares of our common stock through an ASR transaction which we entered into with the ASR counterparty on November 13, 2017. The 2027 Notes will mature on December 1, 2027, unless redeemed or repurchased in accordance with their terms prior to such date. We may redeem the 2027 Notes at our option at any time in whole or from time to time in part prior to September 1, 2027 at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 2027 Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments under such 2027 Notes, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. Among other terms, under certain circumstances, holders of the 2027 Notes may require us to repurchase their 2027 Notes upon the occurrence of a change of control prior to maturity for cash at a repurchase price equal to 101% of the principal amount of the 2027 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for additional details on the 2027 Notes.
Credit Facility
On January 7, 2015, we entered into a credit agreement, or the Credit Agreement, with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years, of which we have drawn and repaid $165.0 million during the year ended December 31, 2017. As of December 31, 2018, there were no outstanding borrowings under this Credit Agreement and the entire $250.0 million credit line remains available for borrowing. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement.
The Credit Agreement requires us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The lenders under the credit agreement are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. In addition, the Credit Agreement contains customary representations and warranties. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for additional details on our Credit Agreement.
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
We used the remainder of the net proceeds from the offering and a portion of our existing cash and investments to purchase an aggregate of approximately $1.5 billion of our common stock under our share repurchase program. We purchased approximately $101.0 million of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and purchased approximately $1.4 billion of our common stock through an accelerated share repurchase transaction in 2014, which we entered into with Citibank, N.A., or Citibank, on April 25, 2014.
The last reported sale price of our common stock for at least 20 trading days during the period of 30 consecutive trading days ending on September 30, 2018 was greater than or equal to $93.48 (130% of the conversion price) on each applicable trading day. As a result, each holder of our Convertible Notes had the right to convert any portion of their Convertible Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) during the fourth quarter of 2018. The sales price condition was also met for the quarter ended June 30, 2018. As of October 15, 2018, we received conversion notices from noteholders with respect to $273.0 million in aggregate principal amount of Convertible Notes requesting conversion as a result of the sales price condition having been met. Accordingly, in accordance with the terms of the Convertible Notes, in the fourth quarter of 2018, we made cash payments of this aggregate principal amount and delivered 1.3 million newly issued shares of our common stock in respect of the remainder of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being redeemed, in full satisfaction of such converted notes. We received shares of our common stock under the Bond Hedges that offset the issuance of shares of common stock upon conversion of the Convertible Notes. In addition, on or after October 15, 2018 until the close of business on the second scheduled trading day immediately preceding the April 15, 2019 maturity date, holders of the Convertible Notes have the right to convert their notes at any time, regardless of whether the sales price condition is met. Any conversions with respect to conversion notices received by us on or after October 15, 2018 will settle on the maturity date. As of December 31, 2018, the outstanding balance, net of discount, of $1.16 billion of the Convertible Notes is included current liabilities and the difference between the face value and carrying value of $8.1 million was is included in temporary equity in the accompanying consolidated balance sheets.
See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for additional details on the Convertible Notes and the related bond hedges and warrant transactions.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue in 2019. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements and service our short term debt obligations (including repayment of the Convertible Notes on the maturity date) for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions, potential redemption of our Convertible Notes and for general corporate purposes.

Cash, Cash Equivalents and Investments

	December 31,		2018 Compared to 2017
	2018	2017
	(In thousands)
Cash, cash equivalents and investments	$1,776,700	$2,731,974	$(955,274)
The decrease in cash, cash equivalents and investments at December 31, 2018 as compared to December 31, 2017, is primarily due to cash paid for stock repurchases of $1.26 billion, repayments on early conversion of our Convertible Notes of $273.0 million, cash paid for acquisitions, net of cash acquired, of $248.9 million, cash paid for tax withholding on vested stock awards of $71.6 million, purchases of property and equipment of $69.4 million, and cash dividends paid on common stock of $46.8 million. These decreases are partially offset by cash provided by our operating activities of $1.04 billion. As of December 31, 2018, $702.8 million of the $1.78 billion of cash, cash equivalents and investments was held by our foreign subsidiaries. As a result of the 2017 Tax Act, the cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes, as well as additional foreign withholding taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program, of which $1.7 billion was approved in November 2017 and $750.0 million was approved in October 2018. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of our stock repurchase program is to improve stockholders’ returns. At December 31, 2018, approximately $767.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2018. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the 2027 Notes and Convertible Notes offerings, as well as proceeds from employee stock awards and the related tax benefit.
We are authorized to make open market purchases of our common stock using general corporate funds through open market purchases or pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the year ended December 31, 2018, we expended approximately $511.2 million on open market purchases under the stock repurchase program, repurchasing 4,730,542 shares of outstanding common stock at an average price of $108.05.
In addition to the repurchases described above, in 2017, we used the net proceeds from our 2027 Notes offering and existing cash and investments to repurchase an aggregate of approximately $750.0 million of our common stock as authorized under our stock repurchase program. We paid $750.0 million to the ASR counterparty under the ASR agreement and received approximately 7.1 million shares of our common stock from the ASR counterparty, which represented 80 percent of the shares to be repurchased pursuant to the ASR agreement. The total number of shares of common stock that we repurchased under the ASR agreement was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreement, less a discount. Final settlement of the ASR agreement was completed in January 2018 and we received delivery of an additional 1.4 million shares of our common stock.

In February 2018, we entered into an ASR transaction with a counterparty to pay an aggregate of $750.0 million in exchange for the immediate delivery of approximately 6.5 million shares of our common stock based on current market prices. The purchase price per share under the ASR was based on the volume-weighted average price of our common stock during the term of the ASR, less a discount. The ASR was entered into pursuant to our existing share repurchase program. Final settlement of the ASR agreement was completed in April 2018 and we received delivery of an additional 1.6 million additional shares of our common stock.

See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for detailed information on our 2027 Notes offering and the transactions related thereto.
During the year ended December 31, 2017, we expended approximately $575.0 million on open market purchases, repurchasing 7,384,368 shares of outstanding common stock at an average price of $77.86.
During the year ended December 31, 2016, we expended approximately $28.7 million on open market purchases, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.

Shares for Tax Withholding
During the years ended December 31, 2018, 2017, and 2016, we withheld 739,522 shares, 974,501 shares and 830,155 shares, respectively, from equity awards that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of equity awards was $71.6 million for 2018, $80.0 million for 2017 and $66.6 million for 2016. These shares are reflected as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following table summarizes our significant contractual obligations at December 31, 2018 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$301,396	$57,122	$89,339	$67,314	$87,621
Convertible senior notes (2)	1,164,497	1,164,497	—	—	—
Senior Notes due 2027 (3)	750,000	—	—	—	750,000
Purchase obligations(4)	71,888	46,888	25,000	—	—
Transition tax payable(5)	285,627	—	53,540	78,500	153,587
Total contractual obligations(6)	$2,573,408	$1,268,507	$167,879	$145,814	$991,208

(1)	The amounts in the table above include $64.3 million in exited facility costs related to restructuring activities.

(2)
During the second quarter of 2014, we completed a private placement of $1.4 billion principal amount of 0.5% Convertible Senior Notes due 2019. The amount above represents the principal balance to be repaid in April 2019. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for detailed information on the Convertible Notes offering and the transactions related thereto.

(3)
During the fourth quarter of 2017, we completed the issuance of $750.0 million principal amount of 4.5% Senior Notes due 2027. The amount above represents the balance to be repaid. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for detailed information on the 2027 Notes offering and the transactions related thereto.

(4)
Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end 2018 of approximately $5.3 million and a contingent obligation to purchase inventory of approximately $16.6 million. It also includes minimum purchase commitments for our use of certain cloud services with a third-party provider of $50.0 million.

(5)
Represents transition tax payable on deemed repatriation of deferred foreign income incurred as a result of the 2017 Tax Act. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

(6)
Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $89.9 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018 for further information.

As of December 31, 2018, we did not have any individually material capital lease obligations or other material long-term commitments reflected on our consolidated balance sheets.
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
We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2018. Actual results could differ materially.
Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018.
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
At December 31, 2018 and 2017, we had in place foreign currency forward sale contracts with a notional amount of $141.9 million and $128.1 million, respectively, and foreign currency forward purchase contracts with a notional amount of $119.5 million and $113.6 million, respectively. At December 31, 2018, these contracts had an aggregate fair value liability of $1.8 million and at December 31, 2017, these contracts had an aggregate fair value asset of $1.7 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2018 market rates, the fair value of our foreign currency forward contracts would increase by $2.4 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2018 market rates would decrease the fair value of our foreign currency forward contracts by $2.4 million. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as the prices of our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.
Exposure to Interest Rates
We have interest rate exposures resulting from our interest-based available-for-sale investments. We maintain available-for-sale investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2018 and 2017 levels, the fair value of the available-for-sale portfolio would decline by approximately $9.2 million and $17.1 million, respectively. If market interest rates were to decrease by 100 basis points from December 31, 2018 and 2017 levels, the fair value of the available-for-sale portfolio would increase by approximately $9.2 million and $17.0 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and related financial statement schedule, together with the report of independent registered certified public accounting firm, appear at pages F-1 through F-46 of this Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or the COSO criteria. Based on our assessment we believe that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report which appears below.

Report of Independent Registered Certified Public Accounting Firm

The Stockholders and Board of Directors of Citrix Systems, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Citrix Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 15, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Boca Raton, Florida

February 15, 2019

ITEM 9B. OTHER INFORMATION

Our policy governing transactions in Citrix securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that David Henshall, our President and Chief Executive Officer, and Drew Del Matto, our Executive Vice President and Chief Financial Officer, each entered into a new trading plan in the fourth quarter of 2018 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2018.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Consolidated Financial Statements.
For a list of the consolidated financial information included herein, see page F-1.
2. Financial Statement Schedules.

All other schedules have been omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or notes thereto under Item 8 herein. The following consolidated financial statement schedule is included in Item 8:
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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 29, 2013)
3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 12, 2018)
4.1	Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended) (P)
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

10.24*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.25*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.26*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Time Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.27*
Form of Indemnification Agreement by and between the Company and each of its Directors and executive officers (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2011)

10.28*
Form of Executive Agreement of Citrix Systems, Inc. by and between the Company and each of its executive officers (other than the Executive Chairman and CEO) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2017)

10.29*
Amended and Restated Employment Agreement, dated July 7, 2017, by and between Citrix Systems, Inc. and Robert M. Calderoni (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2017)

10.30*
Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Robert M. Calderoni granted February 1, 2017 (Time Based Awards) (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on February 16, 2018)

10.31*
Employment Agreement, dated January 19, 2016, by and between Citrix Systems, Inc. and Kirill Tatarinov (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2016)

10.32*
Restricted Stock Award Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Kirill Tatarinov (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016)

10.33*
Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for Kirill Tatarinov (2016 Performance-Based Awards) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2016)

10.34*
Separation Agreement and Release, dated July 7, 2017, by and between Citrix Systems, Inc. and Kirill Tatarinov (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.35*
Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan for executive officers (Performance Based Awards) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2015)

10.36*
Letter Agreement, dated November 2, 2017, between Citrix Systems, Inc. and Carlos Sartorius (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 16, 2018)

10.37*
Employment Agreement, dated July 10, 2017, by and between Citrix Systems, Inc. and David J. Henshall (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2017)

10.38*
Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.39*
Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.40*
Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.41*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards - 2018 Annual Awards) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.42*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - 2018 Annual Awards) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.43*
Form of Amendment to Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.44*
Form of Amendment to Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.45*
Form of Amendment to Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.46*
Form of Amendment to Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.47*
Restricted Stock Unit Agreement with Robert M. Calderoni under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Award - January 2018) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.48*	Amendment to Citrix Systems, Inc. 2014 Amended and Restated Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)
10.49*
Executive Agreement, dated February 1, 2018 by and between the Company and Andrew Del Matto (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.50*†	Form of Amendment to Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Long Term Incentive)
10.51*†	Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Long Term Incentive)
10.52
Form of Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2014)

10.53
Form of Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2014)

10.54
Form of Additional Call Option Transaction Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2014)

10.55
Form of Additional Warrants Confirmation between Citrix Systems, Inc. and each of JPMorgan Chase Bank, National Association, London Branch; Goldman, Sachs & Co.; Bank of America, N.A.; and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2014)

10.56
Master Confirmation between Citibank, N.A. and Citrix Systems, Inc., dated April 25, 2014 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 30, 2014)

10.57
Master Confirmation between Citibank, N.A. and Citrix Systems, Inc., dated November 13, 2017 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 14, 2017)

10.58
Master Confirmation between Goldman Sachs & Co. LLC and Citrix Systems, Inc., dated February 2, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2018)

10.59
Credit Agreement, dated as of January 7, 2015, by and among Citrix Systems, Inc., the initial lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2015)

10.60
First Amendment to Credit Agreement, dated as of August 7, 2015, by and among Citrix Systems, Inc., the lenders named therein and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2015)

10.61
Cooperation Agreement, by and among Citrix Systems, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated July 28, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2015)

10.62
Letter Agreement, dated as of July 26, 2016, among Citrix Systems, Inc., GetGo, Inc., LogMeIn, Inc., Elliott Associates, L.P. and Elliott International, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2016)

10.63*†	Amendment to Citrix Systems, Inc. 2015 Employee Stock Purchase Plan, dated December 10, 2018
21.1†	List of Subsidiaries

23.1†	Consent of Independent Registered Certified Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or a compensatory plan, contract or arrangement.
**
Schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

†	Filed herewith.
††	Furnished herewith.
(P)	This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

(b) Exhibits.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2018, the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C., 20549 and at the Commission’s regional offices at 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604 and 3 World Financial Center, Suite 400, New York, NY 10281-1022.
(c) Financial Statement Schedule.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2018 the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 15th day of February, 2019.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of Citrix Systems, Inc., hereby severally constitute and appoint David J. Henshall and Andrew Del Matto, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Citrix Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 15th day of February, 2019.

Signature	Title(s)

/S/ DAVID J. HENSHALL	President, Chief Executive Officer and Director (Principal Executive Officer)
David J. Henshall

/S/ ANDREW DEL MATTO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Andrew Del Matto

/S/ JESSICA SOISSON	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Jessica Soisson

/S/ ROBERT M. CALDERONI	Chairman of the Board of Directors
Robert M. Calderoni

/S/ NANCI E. CALDWELL	Director
Nanci E. Caldwell

/S/ JESSE A. COHN	Director
Jesse A. Cohn

/S/ ROBERT D. DALEO	Director
Robert D. Daleo

/S/ MURRAY J. DEMO	Director
Murray J. Demo

/S/ AJEI S. GOPAL	Director
Ajei S. Gopal

/S/ THOMAS E. HOGAN	Director
Thomas E. Hogan

/S/ MOIRA A. KILCOYNE	Director
Moira A. Kilcoyne

/S/ PETER J. SACRIPANTI	Director
Peter J. Sacripanti

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

Report of Independent Registered Certified Public Accounting Firm
The Stockholders and Board of Directors of Citrix Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2019 expressed an unqualified opinion thereon.
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
Boca Raton, Florida
February 15, 2019

CITRIX SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets	(In thousands, except par value)
Current assets:
Cash and cash equivalents	$618,766	$1,115,130
Short-term investments, available-for-sale	583,615	632,516
Accounts receivable, net of allowances of $4,530 and $4,645 at December 31, 2018 and 2017, respectively	688,420	712,535
Inventories, net	21,905	13,912
Prepaid expenses and other current assets	174,195	147,330
Total current assets	2,086,901	2,621,423
Long-term investments, available-for-sale	574,319	984,328
Property and equipment, net	243,396	252,932
Goodwill	1,802,670	1,614,494
Other intangible assets, net	167,187	141,952
Deferred tax assets, net	136,998	152,362
Other assets	124,578	52,685
Total assets	$5,136,049	$5,820,176
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$75,551	$66,893
Accrued expenses and other current liabilities	290,492	277,679
Income taxes payable	44,409	34,033
Current portion of deferred revenues	1,345,243	1,308,474
Convertible notes, short-term	1,155,445	—
Total current liabilities	2,911,140	1,687,079
Long-term portion of deferred revenues	489,329	555,769
Long-term debt	741,825	2,127,474
Long-term income taxes payable	285,627	335,457
Other liabilities	148,499	121,936
Commitments and contingencies
Temporary equity from Convertible notes	8,110	—
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 309,761 and 305,751 shares issued and outstanding at December 31, 2018 and 2017, respectively	310	306
Additional paid-in capital	5,404,500	4,883,670
Retained earnings	4,169,019	3,509,484
Accumulated other comprehensive loss	(8,154)	(10,806)
	9,565,675	8,382,654
Less - common stock in treasury, at cost (178,327 and 162,044 shares at December 31, 2018 and 2017, respectively)	(9,014,156)	(7,390,193)
Total stockholders' equity	551,519	992,461
Total liabilities, temporary equity and stockholders' equity	$5,136,049	$5,820,176
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share information)
Revenues:
Subscription	$455,276	$314,735	$245,606
Product and license	734,495	766,777	810,975
Support and services	1,784,132	1,743,174	1,679,499
Total net revenues	2,973,903	2,824,686	2,736,080
Cost of net revenues:
Cost of subscription, support and services	266,495	250,602	228,080
Cost of product and license revenues	120,249	123,356	121,391
Amortization and impairment of product related intangible assets	47,059	65,688	55,418
Total cost of net revenues	433,803	439,646	404,889
Gross margin	2,540,100	2,385,040	2,331,191
Operating expenses:
Research and development	439,984	415,801	395,373
Sales, marketing and services	1,074,234	1,006,112	976,339
General and administrative	315,343	302,565	316,838
Amortization and impairment of other intangible assets	15,854	17,190	15,076
Restructuring	16,725	72,375	67,401
Total operating expenses	1,862,140	1,814,043	1,771,027
Income from continuing operations	677,960	570,997	560,164
Interest income	40,030	27,808	16,686
Interest expense	(80,162)	(51,609)	(44,949)
Other (expense) income, net	(8,373)	3,150	(4,131)
Income from continuing operations before income taxes	629,455	550,346	527,770
Income tax expense	53,788	528,361	57,915
Income from continuing operations	575,667	21,985	469,855
(Loss) income from discontinued operations, net of income tax expense of $2,900 and $22,737 in 2017 and 2016, respectively	—	(42,704)	66,257
Net income (loss)	$575,667	$(20,719)	$536,112
Basic earnings (loss) per share:
Income from continuing operations	$4.23	$0.15	$3.03
(Loss) income from discontinued operations	—	(0.28)	0.43
Basic net earnings (loss) per share	$4.23	$(0.13)	$3.46

Diluted earnings (loss) per share:
Income from continuing operations	$3.94	$0.14	$2.99
(Loss) income from discontinued operations	—	(0.27)	0.42
Diluted net earnings (loss) per share	$3.94	$(0.13)	$3.41

Weighted average shares outstanding:
Basic	136,030	150,779	155,134
Diluted	145,934	155,503	157,084
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands)

Net income (loss)	$575,667	$(20,719)	$536,112
Other comprehensive income (loss):
Available for sale securities:
Change in net unrealized (losses) gains	(1,770)	(3,285)	996
Less: reclassification adjustment for net losses (gains) included in net income	5,996	(273)	(1,204)
Net change (net of tax effect)	4,226	(3,558)	(208)

Gain on pension liability	1,569	2,768	906

Cash flow hedges:
Change in unrealized (losses) gains	(3,842)	6,046	(2,638)
Less: reclassification adjustment for net losses (gains) included in net income	699	(758)	1,763
Net change (net of tax effect)	(3,143)	5,288	(875)

Other comprehensive income (loss)	2,652	4,498	(177)

Comprehensive income (loss)	$578,319	$(16,221)	$535,935
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) income	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2015	299,113	$299	$4,566,919	$3,474,625	$(28,527)	(145,296)	$(6,039,870)	$1,973,446
Shares issued under stock-based compensation plans	3,009	3	41,244	—	—	—	—	41,247
Stock-based compensation expense	—	—	175,980	—	—	—	—	175,980
Common stock issued under employee stock purchase plan	729	1	57,514	—	—	—	—	57,515
Tax deficiency from employer stock plans, net	—	—	(574)	—	—	—	—	(574)
Stock repurchases, net	—	—	—	—	—	(426)	(28,689)	(28,689)
Restricted shares turned in for tax withholding	—	—	—	—	—	(830)	(66,638)	(66,638)
Other comprehensive loss, net of tax	—	—	—	—	(177)	—	—	(177)
Temporary equity reclassification	—	—	(79,495)	—	—	—	—	(79,495)
Net Income	—	—	—	536,112	—	—	—	536,112
Balance at December 31, 2016	302,851	$303	$4,761,588	$4,010,737	$(28,704)	(146,552)	$(6,135,197)	$2,608,727
Shares issued under stock-based compensation plans	2,614	3	2,110	—	—	—	—	2,113
Stock-based compensation expense	—	—	166,308	—	—	—	—	166,308
Common stock issued under employee stock purchase plan	286	—	19,326	—	—	—	—	19,326
Stock repurchases, net	—	—	—	—	—	(7,384)	(574,956)	(574,956)
Restricted shares turned in for tax withholding	—	—	—	—	—	(975)	(80,040)	(80,040)
Other comprehensive income, net of tax	—	—	—	—	4,498	—	—	4,498
Other	—	—	(848)	—	—	—	—	(848)
Accelerated stock repurchase program	—	—	(150,000)	—	—	(7,133)	(600,000)	(750,000)
Cumulative-effect adjustment from adoption of accounting standard on stock-based compensation	—	—	5,691	(5,303)	—	—	—	388
Distribution of the net assets of the GoTo Business	—	—	—	(475,231)	13,400	—	—	(461,831)
Temporary equity reclassification	—	—	79,495	—	—	—	—	79,495
Net loss	—	—	—	(20,719)	—	—	—	(20,719)
Balance at December 31, 2017	305,751	306	4,883,670	3,509,484	(10,806)	(162,044)	(7,390,193)	992,461
Shares issued under stock-based compensation plans	2,258	3	161	—	—	—	—	164
Stock-based compensation expense	—	—	203,619	—	—	—	—	203,619
Common stock issued under employee stock purchase plan	461	—	33,462	—	—	—	—	33,462
Temporary equity reclassification	—	—	(8,110)	—	—	—	—	(8,110)
Stock repurchases, net	—	—	—	—	—	(4,731)	(511,153)	(511,153)
Accelerated stock repurchase program	—	—	150,000	—	—	(9,522)	(900,000)	(750,000)
Restricted shares turned in for tax withholding	—	—	—	—	—	(739)	(71,593)	(71,593)
Cash dividends declared	—	—	—	(46,799)	—	—	—	(46,799)
Settlement of convertible notes and hedges	1,291	1	138,231	—	—	(1,291)	(141,217)	(2,985)
Cumulative-effect adjustment from adoption of accounting standards	—	—	—	132,778	—	—	—	132,778
Other	—	—	3,467	(2,111)	—	—	—	1,356
Other comprehensive income, net of tax	—	—			2,652	—	—	2,652
Net income	—	—	—	575,667	—	—	—	575,667
Balance at December 31, 2018	309,761	$310	$5,404,500	$4,169,019	$(8,154)	(178,327)	$(9,014,156)	$551,519
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
Operating Activities	(In thousands)
Net income (loss)	$575,667	$(20,719)	$536,112
Loss (income) from discontinued operations	—	42,704	(66,257)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairment of intangible assets	62,913	82,878	70,494
Depreciation and amortization of property and equipment	78,983	87,137	107,954
Amortization of debt discount and transaction costs	39,099	38,298	37,085
Amortization of deferred costs	38,144	—	—
Stock-based compensation expense	203,619	165,120	152,739
Deferred income tax (benefit) expense	(13,156)	94,158	(21,654)
Excess tax benefit from stock-based compensation	—	—	(16,049)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	7,950	(7,645)	5,189
Other non-cash items	11,872	11,924	8,618
Total adjustments to reconcile net income (loss) to net cash provided by operating activities	429,424	471,870	344,376
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	18,703	(33,904)	(61,662)
Inventories	(8,239)	(2,545)	(4,133)
Prepaid expenses and other current assets	(7,855)	(18,327)	(12,077)
Other assets	(33,638)	2,116	(2,747)
Income taxes, net	(56,988)	318,795	42,431
Accounts payable	6,804	(7,238)	(16,365)
Accrued expenses and other current liabilities	36,967	34,886	22,650
Deferred revenues	69,499	174,426	142,381
Other liabilities	5,001	2,282	22,459
Total changes in operating assets and liabilities, net of the effects of acquisitions	30,254	470,491	132,937
Net cash provided by operating activities of continuing operations	1,035,345	964,346	947,168
Net cash (used in) provided by operating activities of discontinued operations	—	(56,070)	168,662
Net cash provided by operating activities	1,035,345	908,276	1,115,830
Investing Activities
Purchases of available-for-sale investments	(466,687)	(1,155,659)	(2,238,784)
Proceeds from sales of available-for-sale investments	455,417	775,135	1,294,636
Proceeds from maturities of available-for-sale investments	468,145	466,900	632,517
Purchases of property and equipment	(69,354)	(80,901)	(85,035)
Cash paid for acquisitions, net of cash acquired	(248,929)	(60,449)	(13,242)
Cash paid for licensing agreements and product related intangible assets	(3,210)	(7,379)	(25,940)
Other	(3,202)	2,323	1,181
Net cash provided by (used in) investing activities of continuing operations	132,180	(60,030)	(434,667)
Net cash used in investing activities of discontinued operations	—	(3,891)	(49,537)
Net cash provided by (used in) investing activities	132,180	(63,921)	(484,204)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	164	2,114	41,247
Proceeds from revolving credit facility	—	165,000	—
Repayments on credit facility	—	(165,000)	—
Proceeds from 2027 notes, net of issuance costs	—	741,039	—
Repayment of acquired debt	(5,674)	(4,000)	—
Excess tax benefit from stock-based compensation	—	—	16,049
Stock repurchases, net	(1,261,153)	(1,174,957)	(28,689)
Accelerated stock repurchase program	—	(150,000)	—
Cash paid for tax withholding on vested stock awards	(71,593)	(80,040)	(66,638)
Common stock cash dividends paid	(46,799)	—	—
Repayment on convertible debt	(272,986)	—	—
Transfer of cash to GoTo Business resulting from the separation	—	(28,523)	—
Net cash used in financing activities	(1,658,041)	(694,367)	(38,031)
Effect of exchange rate changes on cash and cash equivalents	(5,848)	8,186	(5,157)
Change in cash and cash equivalents	(496,364)	158,174	588,438
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $0, $120,861 and $57,762, respectively	1,115,130	956,956	368,518
Cash and cash equivalents at end of period	618,766	1,115,130	956,956
Less cash of discontinued operations	—	—	(120,861)
Cash and cash equivalents at end of period	618,766	$1,115,130	$836,095
Supplemental Cash Flow Information
Cash paid for income taxes	$110,808	$61,126	$64,361
Cash paid for interest	$41,834	$8,764	$7,847
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND ORGANIZATION
Citrix Systems, Inc. ("Citrix" or the "Company"), is a Delaware corporation incorporated on April 17, 1989. Citrix aims to power a better way to work by delivering the experience, security, and choice people and organizations need to unlock innovation, engage customers, and be productive - anytime, anywhere.
Citrix markets and licenses its solutions through multiple channels worldwide, including selling through resellers, direct and over the Web. Citrix's partner community comprises thousands of value-added resellers, or VARs known as Citrix Solution Advisors, value-added distributors, or VADs, systems integrators, or SIs, independent software vendors, or ISVs, original equipment manufacturers, or OEMs and Citrix Service Providers, or CSPs.
The Company's revenues are derived from sales of its Digital Workspace solutions (formerly Workspace Services and Content Collaboration), Networking products and related Support and services. The Company operates under one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. See Note 12 for more information on the Company's segment.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact of adoption of ASC 606 to the Company’s consolidated statements of income and balance sheets are as follows:

	Year Ended December 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
	(in thousands, except per share amounts)
Total net revenues	$2,973,903	$2,966,848	$7,055
Total cost of net revenues	433,803	431,974	1,829
Gross profit	2,540,100	2,534,874	5,226
Total operating expenses	1,862,140	1,890,692	(28,552)
Income from operations	677,960	644,182	33,778
Net income	$575,667	$548,430	$27,237

Basic earnings per share	$4.23	$4.03	$0.20
Diluted earnings per share	$3.94	$3.76	$0.18

	As of December 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
	(in thousands)
Prepaid expenses and other current assets (1)	$174,195	$147,554	$26,641
Other assets (2)	124,578	52,732	71,846
Deferred tax assets, net	136,998	169,064	(32,066)
Total assets	$5,136,049	$5,069,628	$66,421

Other liabilities (3)	148,499	135,430	13,069
Current portion of deferred revenues	1,345,243	1,413,839	(68,596)
Long-term portion of deferred revenues	489,329	526,763	(37,434)
Total liabilities	$4,576,420	$4,669,381	$(92,961)

Stockholders' Equity:
Retained earnings	$4,169,019	$4,009,637	$159,382
(1) As reported primarily includes contract acquisition costs of $41.0 million. The balance without adoption of ASC 606 includes contract acquisition costs of $14.2 million.
(2) As reported primarily includes contract acquisition costs of $68.2 million.
(3) As reported includes deferred tax liabilities of $54.7 million. The balance without adoption of ASC 606 includes deferred tax liabilities of $56.6 million.
Adoption of the standard had no impact to cash from or used in operating, financing, or investing activities on the Company’s consolidated cash flows statements.
Accounting for Business Combinations
In January 2017, the Financial Accounting Standards Board issued an accounting standard update on the accounting for business combinations by clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company adopted the standard effective January 1, 2018. The adoption of this standard had no impact on the Company's consolidated financial position, results of operations and cash flows.
Accounting for Income Taxes
In October 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting for income taxes, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Accounting for Investments
In January 2016, the Financial Accounting Standards Board issued an accounting standard update for the recognition and measurement of financial assets and liabilities. Under the standard, equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient are eligible for the measurement alternative. For the Company’s equity investments in private equity securities, which do not have readily determinable fair values, the Company has elected the measurement alternative defined as cost, less impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For certain of the Company’s equity investments in private equity funds, the Company has elected to use the net asset value practical expedient. The guidance of this accounting standard update was adopted effective January 1, 2018. The impact of adopting the accounting standard update was not material to the consolidated financial statements.
In February 2018, the Financial Accounting Standards Board issued an accounting standard update that clarified and amended some of the updates made in the January 2016 update to the recognition and measurement of financial assets and liabilities. The Company has elected to early adopt this accounting standard update effective January 1, 2018. The impact of adopting the accounting standard update was not material to the consolidated financial statements.
Leases
In February 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting for leases. The new guidance requires that lessees in a leasing arrangement recognize a right-of-use asset and a lease liability for most leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. The new guidance is effective for annual reporting periods beginning after December 15, 2018. Under the original guidance, the modified retrospective method of adoption was mandatory, and would have required application of the standard at the beginning of the earliest comparative period presented. However, in July 2018, the Financial Accounting Standards Board issued an update which permits entities to adopt the standard using another transition method. Under this optional transition method, the Company would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted this standard effective January 1, 2019, using the optional transition method. The Company has concluded an assessment of its systems, data and processes related to the implementation of this accounting standard and has substantially completed its information technology system design and solution development. Adoption of the standard is expected to result in the recognition of additional right-of-use assets and lease liabilities for operating leases (net of previously recorded lease losses related to the consolidated leased facilities) in the range of $200.0 million to $250.0 million. The Company does not expect a material impact to its results of operations.

Accounting for Cloud Computing Costs

In August 2018, the Financial Accounting Standards Board issued an accounting standard update on the accounting for implementation costs incurred by customers in cloud computing arrangements that are service contracts. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company will early adopt this standard on January 1, 2019 and does not expect a material impact from adoption on its consolidated financial position and results of operations.
Fair Value Measurements
In August 2018, the Financial Accounting Standards Board issued an accounting standard update on fair value measurements. The new guidance modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements. The new guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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
This change in manner of presentation did not affect the Company's total net revenues, total cost of net revenues or gross margin. Conforming changes have been made for all periods presented, as follows (in thousands):

Year Ended December 31, 2017
As Previously Reported		Amount Reclassified	As Reported
Revenues:			Revenues:
Software as a service	$175,762	$138,973	Subscription	$314,735
Product and licenses (1)	857,253	(90,476)	Product and license	766,777
License updates and maintenance (2)	1,659,936	83,238	Support and services (3)	1,743,174
Professional services	131,735	(131,735)
Total net revenues	$2,824,686	$—	Total net revenues	$2,824,686

Year Ended December 31, 2016
As Previously Reported		Amount Reclassified	As Reported
Revenues:			Revenues:
Software as a service	$134,682	$110,924	Subscription	$245,606
Product and licenses (1)	882,898	(71,923)	Product and license	810,975
License updates and maintenance (2)	1,587,271	92,228	Support and services (3)	1,679,499
Professional services	131,229	(131,229)
Total net revenues	$2,736,080	$—	Total net revenues	$2,736,080

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include the standalone selling price related to revenue recognition, the provision for doubtful accounts receivable, the provision to reduce obsolete or excess inventory to market, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, net realizable value of product related and other intangible assets, the provision for lease losses, the provision for income taxes, valuation allowance for deferred tax assets, uncertain tax positions, and the amortization and depreciation periods for contract acquisition costs, intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2018 and 2017 include marketable securities, which are primarily money market funds, commercial paper, agency, and government securities, municipal securities and corporate securities with initial or remaining contractual maturities when purchased of three months or less.
Available-for-sale Investments
Short-term and long-term available for sale investments at December 31, 2018 and 2017 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.

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
Accounts Receivable
The Company’s accounts receivable are attributable primarily to direct sales to end customers via the Web and through value-added resellers, or VARs known as Citrix Solution Advisors, value-added distributors, or VADs, systems integrators, or SIs, independent software vendors, or ISVs, original equipment manufacturers, or OEMs and Citrix Service Providers, or CSPs. Collateral is generally not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments which includes both general and specific reserves. The Company periodically reviews these estimated allowances by conducting an analysis of the customer's payment history and credit worthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments. Based on this review, the Company specifically reserves for those accounts deemed uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts was $3.6 million and $3.4 million as of December 31, 2018 and 2017, respectively. If the financial condition of a significant customer were to deteriorate, the Company’s operating results could be adversely affected. As of December 31, 2018, one distributor, the Arrow Group, accounted for 17% of gross accounts receivable. At December 31, 2017, one distributor, the Arrow Group, accounted for 14% of gross accounts receivable.
Inventory
Inventories are stated at the lower of cost or net realizable value on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of December 31, 2018 and 2017.
Contract acquisition costs
In conjunction with the adoption of the new revenue recognition standard, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid and related payroll taxes when contracts are signed. The asset recognized from capitalized incremental and recoverable acquisition costs is amortized on a basis consistent with the pattern of transfer of the products or services to which the asset relates and is recognized in Prepaid expenses and other current assets and Other assets in the accompanying consolidated balance sheets.

The Company’s typical contracts include performance obligations related to product and licenses and support. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a basis that is consistent with the transfer of the goods or services to which the asset relates. The commissions paid on annual renewals of support for product and licenses are not commensurate with the initial commission. The costs allocated to product and licenses are expensed at the time of sale, when revenue for the product and functional software licenses is recognized. The costs allocated to customer support for product and licenses are amortized ratably over a period of the greater of the contract term or the average customer life, the expected period of benefit of the asset capitalized. The Company currently estimates an average customer life of two to five years, which it believes is appropriate based on consideration of the historical average customer life and the estimated useful life of the underlying product and

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

license sold as part of the transaction. Amortization of contract acquisition costs related to support are limited to the contractual period of the arrangement as the Company intends to pay a commensurate commission upon renewal of the related support. For contracts that contain multi-year services or subscriptions, the amortization period of the capitalized costs is the expected period of benefit, which is the greater of the contractual term or the expected customer life.
The Company elects to apply a practical expedient to expense contract acquisition costs as incurred where the expected period of benefit is one year or less.
For the year ended on December 31, 2018, the Company recorded amortization costs of $38.1 million in relation to costs capitalized during the year, which are recorded in Sales, Marketing and Services expense in the accompanying consolidated statements of income. There was no impairment loss in relation to costs capitalized during the year ended on December 31, 2018.
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
During 2018 and 2017, the Company retired $13.4 million and $16.9 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of the assets retired was not material and no material asset retirement obligations were associated with them.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consist of the following:

	December 31,
	2018	2017
	(In thousands)
Buildings	$76,152	$76,152
Computer equipment	189,333	176,140
Software	433,033	388,583
Equipment and furniture	78,401	73,700
Leasehold improvements	182,848	168,656
	959,767	883,231
Less: accumulated depreciation and amortization	(741,587)	(675,892)
Assets under construction	8,447	28,824
Land	16,769	16,769
Total	$243,396	$252,932
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
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. During 2018, the Company initiated an effort to streamline and simplify its product branding and packaging, which included naming updates to the portfolio to provide clarity on the Company's offerings and unify its sales motions. The change resulted in the Company consolidating its Content Collaboration product group with Workspace Services and renaming the new product group Digital Workspace. As a result, the Company's two reporting units (Enterprise and Service Provider and Content Collaboration) were combined into one, consistent with how management reviews the operating results of the business. In connection with this change, the Company performed a qualitative goodwill assessment of the reporting units and determined there were no indicators of impairment during the third quarter of 2018. The change in reporting units did not result in a reallocation of goodwill or a change in reportable segments.
In addition, there was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment analysis completed during the fourth quarters of 2018 and 2017. See Note 4 for more information regarding the Company's acquisitions and Note 12 for more information regarding the Company's segments.
The following table presents the change in goodwill during 2018 and 2017 (in thousands):

	Balance at January 1, 2018	Additions		Other	Balance at December 31, 2018	Balance at January 1, 2017	Additions		Other	Balance at December 31, 2017
Goodwill	$1,614,494	$188,176	(1)	$—	$1,802,670	$1,585,893	$28,601	(2)	$—	$1,614,494

(1)	Amount relates to preliminary purchase price allocation of goodwill associated with the 2018 business combinations. See Note 4 for more information regarding the Company's acquisitions.

(2)	Amount relates to the purchase price allocation of goodwill associated with the 2017 business combination. See Note 4 for more information regarding the Company's acquisitions.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intangible asset with an indefinite life and assessed for impairment thereafter. When in-process R&D projects are completed, the corresponding amount is reclassified as an amortizable intangible asset and is amortized over the asset's estimated useful life.
Intangible assets consist of the following (in thousands):

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$746,152	$601,993	6.06
Other	227,922	204,894	6.40
Total	$974,074	$806,887	6.14

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$663,004	$554,934	6.10
Other	222,923	189,041	6.49
Total	$885,927	$743,975	6.20
Amortization and impairment of product related intangible assets, which consists primarily of product-related technologies and patents, was $47.1 million and $65.7 million for the year ended December 31, 2018 and 2017, respectively, and is classified as a component of Cost of net revenues in the accompanying consolidated statements of income. Amortization and impairment of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $15.9 million and $17.2 million for the year ended December 31, 2018 and 2017, respectively, and is classified as a component of Operating expenses in the accompanying consolidated statements of income.
The Company monitors its intangible assets for indicators of impairment. If the Company determines that impairment has occurred, it writes-down the intangible asset to its fair value. For certain intangible assets where the unamortized balances exceed the undiscounted future net cash flow, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. During the year ended December 31, 2017, the Company tested certain intangible assets for recoverability and, as a result, identified certain definite-lived intangible assets, primarily developed technology, that were impaired and recorded non-cash impairment charges of $18.0 million to write down the intangible assets to their estimated fair value of $1.6 million. Of the impairment charge, $15.5 million is included in Amortization and impairment of product related intangible assets and $2.5 million is included in Amortization and impairment of other intangible assets in the accompanying consolidated statements of income. These non-recurring fair value measurements were categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Key assumptions used in the valuation include forecasts of revenue and expenses over an extended period of time, customer retention rates, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change; therefore, further disruptions in the business could potentially result in additional amounts becoming impaired.
Estimated future amortization expense of intangible assets with finite lives as of December 31, 2018 is as follows (in thousands):

Year ending December 31,
2019	$50,981
2020	38,482
2021	24,494
2022	22,644
2023	19,292
Thereafter	11,294
Total	$167,187

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
Internal Use Software
In accordance with the authoritative guidance, the Company capitalizes external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software. The amount of costs capitalized during the years ended 2018 and 2017 relating to internal use software was $14.8 million and $41.5 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three to seven years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internal use software was approximately $25.9 million, $27.3 million and $37.8 million, during the years ended December 31, 2018, 2017 and 2016, respectively.
The Company capitalized costs related to internally developed computer software to be sold as a service related to its Digital Workspace offerings, incurred during the application development stage, of $7.3 million and $15.2 million, during the years ended December 31, 2018 and 2017, respectively, and is amortizing these costs over the expected lives of the related services, which is generally two years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internally developed computer software to be sold as a service was approximately $14.4 million, $18.5 million and $16.8 million, during the years ended December 31, 2018, 2017 and 2016, respectively, which are included in Cost of subscription, support and services.
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
The Company had accrued $11.2 million and $13.2 million for these pension liabilities at December 31, 2018 and 2017, respectively. Expenses for the programs for 2018, 2017 and 2016 amounted to $1.8 million, $2.6 million and $2.5 million, respectively.
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
Product and license
Product and license revenues are primarily derived from perpetual offerings related to the Company’s Digital Workspace solutions and Networking products. For performance obligations related to perpetual software license agreements, the Company determined that its licenses are functional intellectual property that are distinct as the user can benefit from the software on its own as defined under the new revenue standard.
Support and services
Support and services includes license updates, maintenance and professional services revenues. License updates and

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Significant Judgments
At contract inception, the Company assesses the solutions or services, or bundles of solutions and services, obligated in the contract with a customer to identify each performance obligation within the contract, and then evaluates whether the performance obligations are capable of being distinct and distinct within the context of the contract. Solutions and services that are not both capable of being distinct and distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Timing of revenue recognition

For the Year Ended December 31, 2018
(In Thousands)
Products and services transferred at a point in time	$821,111
Products and services transferred over time	2,152,792
Total net revenues	$2,973,903
Contract balances
The Company's short-term and long-term contract assets were not significant as of December 31, 2018. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.25 billion and $512.8 million, respectively, as of January 1, 2018 and $1.35 billion and $489.3 million, respectively, as of December 31, 2018. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the year ended December 31, 2018, the Company recognized $1.25 billion of revenue that was included in the deferred revenue balance as of January 1, 2018.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no asset impairment charges related to contract assets as of December 31, 2018.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$431,527	$45,790	$535	$477,852
Support and services	1,637,387	55,738	2,059	1,695,184
Total net revenues	$2,068,914	$101,528	$2,594	$2,173,036
Product Concentration
The Company derives a substantial portion of its revenues from its Digital Workspace solutions, which include its Citrix Virtual Apps and Desktops solutions and related services, and anticipates that these solutions and future derivative solutions and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for its Digital Workspace solutions and other solutions, whether as a result of general economic conditions, the delay or reduction in technology purchases, new competitive product releases, price competition, and lack of success of its strategic partners, technological change or other factors. Additionally, the Company's Networking products generate revenues from a limited number of customers. As a result, if the Networking product grouping loses certain customers

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or one or more such customers significantly decreases its orders, the Company's business, results of operations and financial condition could be adversely affected.
Cost of Net Revenues
Cost of subscription, support and services revenues consists primarily of compensation and other personnel-related costs of providing technical support, consulting, cloud capacity costs, as well as the costs related to providing the Company's offerings delivered via the cloud.
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
Advertising Costs
The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its solutions. The Company also has cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Company solutions. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenses. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising were approximately $99.1 million, $85.6 million and $72.8 million, during the years ended December 31, 2018, 2017 and 2016, respectively.
Income Taxes
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is not currently under examination by the United States Internal Revenue Service. With few exceptions, the Company is generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions by tax authorities for years prior to 2015.
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
Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise or settlement of stock awards and shares issuable under the employee stock purchase plan
(calculated using the treasury stock method) during the period they were outstanding and potential dilutive common shares from the conversion spread on the Company’s Convertible Notes and the Company's warrants. During the years ended December 31, 2017 and December 31, 2016, the computation of diluted earnings per share does not include common stock issuable upon the exercise of the Company's warrants because the effect would have been anti-dilutive. The reconciliation of the numerator and denominator of the earnings per share calculation is presented in Note 15.
3. DISCONTINUED OPERATIONS
On January 31, 2017, the Company completed the Spin-off and its financial results are presented as (Loss) income from discontinued operations, net of income tax expense in the consolidated statements of income. The following table presents the financial results of the GoTo Business through the date of the Spin-off for the indicated periods and do not include corporate overhead allocations:

	2017	2016
	(in thousands)
Net revenues	$58,215	$682,185
Cost of net revenues	15,456	154,652
Gross margin	42,759	527,533
Operating expenses:
Research and development	9,108	93,892
Sales, marketing and services	20,881	209,475
General and administrative	7,636	63,270
Amortization of other intangible assets	1,176	14,097
Restructuring	3,189	3,721
Separation	40,573	54,084
Total operating expenses	82,563	438,539
(Loss) income from discontinued operations before income taxes	(39,804)	88,994
Income tax expense	2,900	22,737
(Loss) income from discontinued operations, net of income tax	$(42,704)	$66,257
The Company incurred significant costs in connection with the separation of its GoTo Business, which were primarily included in discontinued operations. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation of the GoTo Business. During the years ended December 31, 2017 and 2016, the Company incurred $0.5 million and $2.5 million of separation costs in continuing operations, which are included in General and administrative expense in the accompanying consolidated statements of income.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ACQUISITIONS
2018 Business Combinations
Sapho, Inc.

On November 13, 2018, the Company acquired all of the issued and outstanding securities of Sapho, Inc. (“Sapho”), whose technology is intended to advance the Company’s development of the intelligent workspace. The acquired technology enables efficient workstyles by creating a unified and customizable notification experience for business applications. The total preliminary cash consideration for this transaction was $182.9 million, net of $3.7 million cash acquired. Transaction costs associated with the acquisition were not significant.

Cedexis, Inc.
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
Purchase Accounting for the 2018 Business Combinations
The purchase prices for the companies acquired during the year ended December 31, 2018, which include Sapho and Cedexis (collectively, the "2018 Business Combinations"), were allocated to the respective acquired company's net tangible and intangible assets based on their estimated fair values as of the date of the acquisition. The allocation of the total purchase prices is summarized below (in thousands):

	Sapho		Cedexis
	Purchase Price Allocation	Asset Life	Purchase Price Allocation	Asset Life
Current assets	$4,671		$8,961
Intangible assets	53,600	5 years	27,200	1-6 years
Goodwill	144,173	Indefinite	44,003	Indefinite
Deferred taxes	—		3,173
Other assets	—		69
Assets acquired	202,444		83,406
Current liabilities assumed	3,323		5,711
Assumed debt	—		5,674
Other long term liabilities assumed	370		—
Deferred taxes	12,094		—
Net assets acquired	$186,657		$72,021
Current assets acquired in connection with the 2018 Business Combinations consisted primarily of cash, accounts receivable and other short-term assets. Current liabilities assumed in connection with the 2018 Business Combinations consisted primarily of accounts payable and other accrued expenses. Assumed debt for the Cedexis acquisition consisted primarily of short-term and long-term debt, which was paid in full subsequent to the acquisition date. The Company continues to evaluate certain assets and liabilities related to the Sapho acquisition that may be subject to change through the remainder of the measurement period, which will extend not more than twelve months from the acquisition date.
The goodwill related to the 2018 Business Combinations is not deductible for tax purposes and is comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangible assets acquired in connection with the 2018 Business Combinations (in thousands) and the weighted-average lives are as follows:

	Sapho	Asset Life	Cedexis	Asset Life
Customer relationships	$1,600	5 years	$2,000	1 year
Developed technology	52,000	5 years	23,800	5-6 years
Tradenames	—		1,400	1 year
Total	$53,600		$27,200
The Company has included the effect of the 2018 Business Combinations in its results of operations prospectively from the date of acquisition. The following unaudited pro-forma information combines the consolidated results of the operations of the Company and the 2018 Business Combinations as if the acquisitions had occurred on January 1, 2017, the first day of the Company’s fiscal year 2017 (in thousands):

	Twelve Months Ended December 31
	2018	2017
Revenues	$2,977,155	$2,838,880
Income from continuing operations	651,047	530,470
Net income (loss)	550,985	(56,601)

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
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	December 31, 2018				December 31, 2017
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$314,982	$333	$(2,367)	$312,948	$441,315	$509	$(2,760)	$439,064
Corporate securities	612,698	116	(4,156)	608,658	810,444	268	(3,020)	807,692
Municipal securities	2,500	4	—	2,504	3,965	2	(2)	3,965
Government securities	234,668	91	(935)	233,824	367,595	44	(1,516)	366,123
Total	$1,164,848	$544	$(7,458)	$1,157,934	$1,623,319	$823	$(7,298)	$1,616,844
The change in net unrealized (losses) gains on available-for-sale securities recorded in Other comprehensive income (loss) includes unrealized (losses) gains that arose from changes in market value of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales and other than temporary impairments, as well as prepayments of available-for-sale investments purchased at a premium. See Note 16 for more information related to comprehensive income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2018 were approximately 6 months and 2 years, respectively.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized Gains and Losses on Available-for-sale Investments
For the years ended December 31, 2018 and 2017, the Company had realized gains on the sales of available-for-sale investments of $0.1 million and $0.8 million, respectively. For the years ended December 31, 2018 and 2017, the Company had realized losses on available-for-sale investments of $1.5 million and $0.5 million, respectively, primarily related to sales of these investments during the period. All realized gains and losses related to the sales of available-for-sale investments are included in Other (expense) income, net, in the accompanying consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The Company regularly reviews its investments for impairments based on criteria that include the duration of the market decline and the Company’s ability to hold its investment until recovery of its amortized cost basis. During the year ended December 31, 2018, the Company recorded an other than temporary impairment of $4.6 million of certain available-for-sale securities, which was included in Other (expense) income, net in the accompanying consolidated statements of income.
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $2.9 million and $7.3 million as of December 31, 2018 and 2017, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position, other than as noted above, and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider these securities to be other-than-temporarily impaired.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of approximately $13.4 million as of December 31, 2018, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly. The Company determined that there were no material adjustments resulting from observable price changes to the Company’s investments in privately-held companies without a readily determinable fair value for the year ended December 31, 2018. The fair value of these investments represents a Level 3 valuation as the assumptions used in valuing these investments are not directly or indirectly observable. See Note 6 for detailed information on fair value measurements.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $10.9 million as of December 31, 2018, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$505,363	$505,363	$—	$—
Money market funds	88,126	88,126	—	—
Agency securities	3,296	—	3,296	—
Corporate securities	9,371	—	9,371	—
Government securities	12,610		12,610	—
Available-for-sale securities:
Agency securities	312,948	—	312,948	—
Corporate securities	608,658	—	607,945	713
Municipal securities	2,504	—	2,504	—
Government securities	233,824	—	233,824	—
Prepaid expenses and other current assets:
Foreign currency derivatives	764	—	764	—
Total assets	$1,777,464	$593,489	$1,183,262	$713
Accrued expenses and other current liabilities:
Foreign currency derivatives	2,543	—	2,543	—
Total liabilities	$2,543	$—	$2,543	$—

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2017	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$556,520	$556,520	$—	$—
Money market funds	555,826	555,826	—	—
Corporate securities	2,784	—	2,784	—
Available-for-sale securities:
Agency securities	439,064	—	439,064	—
Corporate securities	807,692	—	807,299	393
Municipal securities	3,965	—	3,965	—
Government securities	366,123	—	366,123	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,498	—	2,498	—
Total assets	$2,734,472	$1,112,346	$1,621,733	$393
Accrued expenses and other current liabilities:
Foreign currency derivatives	814	—	814	—
Total liabilities	$814	$—	$814	$—
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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During 2018, certain direct investments in privately-held companies with a combined carrying value of $2.8 million were determined to be impaired and written down to their fair values of $1.9 million, resulting in impairment charges of $0.9 million. During 2017, the Company determined that certain cost method investments with a combined carrying value of $2.6 million were determined to be impaired and have been written down to their fair values of $1.2 million resulting in impairment charges of $1.4 million. The impairment charges are included in Other (expense) income, net in the accompanying consolidated statements of income for the years ended December 31, 2018 and 2017. In determining the fair value of the investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of December 31, 2018, the fair value of the 2027 Notes and Convertible Notes, which was determined based on inputs that are observable in the market (Level 2), based on the closing trading price per $100 as of the last day of trading for the year ended December 31, 2018, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
2027 Notes	$717,375	$741,825
Convertible Senior Notes	$1,648,567	$1,155,445

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See Note 13 for more information on the 2027 Notes and Convertible Notes.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consist of the following:

	December 31,
	2018	2017
	(In thousands)
Accrued compensation and employee benefits	$196,847	$161,049
Other accrued expenses	93,645	116,630
Total	$290,492	$277,679
8. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2018, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was approved at the Company's Annual Meeting of Stockholders on June 22, 2017. In connection with certain of the Company’s acquisitions, the Company has assumed certain plans from acquired companies. The Company’s Board of Directors has provided that no new awards will be granted under the Company’s acquired stock plans. Awards previously granted under the Company's superseded stock plans that are still outstanding typically expire between five and ten years from the date of grant and will continue to be subject to all the terms and conditions of such plans, as applicable. The Company’s superseded stock plans with outstanding awards include the Amended and Restated 2005 Equity Incentive Plan ("2005 Plan").
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. ISOs, NSOs and SARs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 46,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the Company’s 2014 Plan or the 2005 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) are added to the shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of December 31, 2018, there were 20,837,415 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans, including authorization under its 2014 Plan to grant stock-based awards covering 14,935,686 shares of common stock.
In December 2014, the Company’s Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company’s Annual Meeting of Stockholders held on May 28, 2015. Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of December 31, 2018, 1,721,924 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plan of $9.8 million, $10.0 million and $7.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used the Black-Scholes model to estimate the fair value of the 2015 ESPP awards with the following weighted-average assumptions:

	Year Ended	Year Ended	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Expected volatility factor	0.26 - 0.29	0.27 - 0.29	0.27 - 0.41
Risk free interest rate	1.12% - 2.19%	0.60% - 1.12%	0.25% - 0.42%
Expected dividend yield	0% - 1.27%	0%	0%
Expected life (in years)	0.5	0.5	0.5

The Company determined the expected volatility factor by considering the implied volatility in six-month market-traded options of the Company's common stock based on third party volatility quotes. The Company's decision to use implied volatility was based upon the availability of actively traded options on the Company's common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options. The Company's historical dividend yield input was zero in prior periods as it has not historically paid cash dividends on its common stock. The current dividend yield has been updated for expected dividend yield payout given the Company started paying a recurring quarterly dividend beginning in December 2018. The expected term is based on the term of the purchase period for grants made under the ESPP.
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
The Company recorded stock-based compensation costs, related deferred tax assets and tax benefits of $203.6 million, $39.7 million and $49.7 million, respectively, in 2018, $165.1 million, $46.1 million and $72.9 million, respectively, in 2017 and $152.7 million, $53.5 million and $64.7 million, respectively, in 2016.
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	2018	2017	2016
Cost of subscription, support and services	$7,979	$4,281	$2,179
Research and development	66,154	47,291	38,578
Sales, marketing and services	72,406	55,173	48,514
General and administrative	57,080	58,375	63,468
Total	$203,619	$165,120	$152,739
Non-vested Stock Units
Market Performance and Service Condition Stock Units
In March 2017, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 275,148 non-vested stock units that vest based on certain target performance and service conditions. The number of non-vested stock units underlying the award will be determined within sixty days of the three-year performance period ending December 31, 2019. The attainment level under the award will be based on the Company's relative total return to stockholders over the performance period compared to a pre-established custom index group. If the Company’s relative total return to stockholders is between the 41st percentile and the 80th percentile when compared to the index companies, the number of non-vested stock units earned will be based on interpolation. The maximum number of non-vested stock units that may vest pursuant to the awards is capped at 200% of the target number of non-vested stock units set forth in the award agreement and is earned if the Company's relative total return to stockholders when compared to the index companies is at or greater than the 80th percentile. If the Company’s total return to stockholders is negative, the number of non-vested stock units earned will be no more than 100% regardless of the Company’s relative total return to stockholders compared to the index companies. If the awardee is not

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employed by the Company at the end of the performance period, the extent to which the awardee will vest in the award, if at all, is dependent upon the timing and character of the termination as provided in the award agreement. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company's common stock. Certain awards for senior level employees, none of whom were executive officers, were modified in December 2018 to replace the pre-established custom index group used to measure performance and related award payout to companies that are part of the Nasdaq Composite index. As a result, the awards were revalued as of the modification date. The impact of the modification was not material to the consolidated financial statements.
In January 2016, the Company granted its former Chief Executive Officer 220,235 non-vested stock units that vest based on certain target performance conditions; and in March 2016, the Company granted senior level employees 234,816 non-vested stock units that vest based on certain target performance conditions. These awards were modified as a result of the Spin-off whereby the opening stock price related to the awards was updated to reflect the value of the shares of LogMeIn stock distributed to the Company's shareholders. The attainment level under the awards will be based on the Company's compound annualized total return to stockholders over a three-year performance period, with 100% of such stock units earned if the Company achieves total shareholder return of 10% over the performance period. Further, if the Company achieves annualized total shareholder return of less than 10% during the performance period, the awardees may earn all or a portion of the target award, but not in excess of 100% of such stock units, depending upon the Company’s relative total shareholder return compared to companies listed in the S&P Computer Software Select Index. If the Company's compound annualized total shareholder return is 5% or above, the number of non-vested stock units earned will be based on interpolation, with the maximum number of non-vested stock units earned capped at 200% of the target number of non-vested stock units for a compound annualized total return to stockholders of 30% over a three-year performance period as set forth in the award agreement. Within sixty days following an interim measurement period of 18 months, the Compensation Committee will determine the number of restricted stock units that would be deemed earned based on performance to date, and up to 33% of the target award may be earned based on such performance; however, any stock units that are deemed earned will remain subject to continued service vesting until the end of the three-year performance period, or a change in control, if earlier. Within sixty days following the conclusion of the performance period, the Company’s Compensation Committee will determine the number of restricted stock units that would vest upon the final day of the performance period based on the Company’s performance during the period and in accordance with the terms of the award. On the vesting date, the greater of the full period restricted stock units, or the interim earned restricted stock units, will vest in one installment.
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

	March 2017 Grant (Modified)	March 2017 Grant	March 2016 Grant	January 2016 Grant
Expected volatility factor	0.16 - 0.32	0.27 - 0.32	0.29 - 0.39	0.29 - 0.37
Risk free interest rate	2.67%	1.48%	0.91%	1.10%
Expected dividend yield	0%	0%	0%	0%
For the unmodified March 2017 grant, the range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the average of its peer group. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and its peer group in order to model the stock price movements. The volatilities used were calculated over the most recent 2.75 year period, which is commensurate with the awards' performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the performance period. The Company used a zero dividend yield input for this award as it had not historically paid cash dividends on its common stock as of the grant date of this award. The estimated fair value of each award as of the date of grant was $104.05.
For the modified March 2017 grant, all input variables chosen are as of the modification date. The range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the average of the Nasdaq Composite index peer group. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and its peer group in order to model the stock price movements. The volatilities used were calculated over the most recent 1.06 year period, which is commensurate with the awards' remaining performance period at the modification date. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company used a zero dividend yield input for this award as dividends are assumed to be reinvested. The estimated incremental fair value of each modified award as of the modification date was $99.54.
For the March 2016 and January 2016 grants, the range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the average of its peer group. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and its peer group in order to model the stock price movements. The volatilities used were calculated over a 3.00 year period, which is commensurate with the awards’ performance period at the date of grant. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the performance period. The Company used a zero dividend yield input for this award as it had not historically paid cash dividends on its common stock as of the grant date of this award. The estimated fair value of each award as of the date of grant was $66.18 for the March 2016 grant and $49.68 for the January 2016 grant.
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
Company Performance Stock Units

In March 2018, the Company awarded senior level employees 268,729 non-vested performance stock unit awards granted under the 2014 Plan. The number of non-vested stock units underlying the award will be determined within sixty days following completion of the performance period ending December 31, 2020 and will be based on the achievement of specific corporate financial performance goals related to subscription bookings as a percentage of total product bookings measured during the period from January 1, 2020 to December 31, 2020. As defined in the applicable award agreements, total product bookings includes subscription bookings. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Compensation expense will be recorded through the end of the performance period on December 31, 2020 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
On August 1, 2017, the Company awarded certain senior level employees 184,322 non-vested performance stock unit awards granted under the 2014 Plan. The number of non-vested stock units underlying each award will be determined within sixty days of the calendar year following completion of the performance period ending December 31, 2019 and will be based on achievement of specific corporate financial performance goals related to non-GAAP net operating margin and subscription bookings as a percent of total product bookings measured during the period from January 1, 2019 to December 31, 2019. As defined in the applicable award agreements, total product bookings includes subscription bookings. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. The non-GAAP net operating margin and subscription bookings as a percent of total product targets were set in the first quarter of 2018. As a result, such awards were not outstanding for U.S. GAAP until the first quarter of 2018 when the performance goals were determined and subsequently communicated to employees who received these awards. Compensation expense will be recorded through the end of the performance period on December 31, 2019 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non Vested Stock Unit Activity for the Year
The following table summarizes the Company's non-vested stock unit activity for the year ended December 31, 2018:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock units at December 31, 2017	4,622,546	$82.83
Granted	3,903,225	92.20
Vested	(2,076,052)	71.92
Forfeited	(596,218)	74.07
Non-vested stock units at December 31, 2018	5,853,501	88.79
For the years ended December 31, 2018, 2017 and 2016, the Company recognized stock-based compensation expense of $193.8 million, $149.8 million and $135.7 million, respectively, related to non-vested stock units. The fair value of the non-vested stock units released in 2018, 2017, and 2016 was $149.3 million, $150.0 million and $163.8 million, respectively. As of December 31, 2018, there was $376.7 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.76 years.
Benefit Plan
The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute up to 90% of their annual eligible earnings to the plan on a pretax and after-tax basis, including Roth contributions, limited to an annual maximum amount as set periodically by the IRS. The Company, at its discretion, may contribute up to $0.50 for each dollar of employee contribution. The Company’s total matching contribution to an employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $13.0 million, $13.7 million and $14.0 million in 2018, 2017 and 2016, respectively. The Company’s matching contributions vest immediately.
9. CAPITAL STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program, of which $1.7 billion was approved in November 2017 and $750.0 million was approved in October 2018. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At December 31, 2018, approximately $767.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards exercises and the related tax benefit. The Company is authorized to make open market purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
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
In February 2018, the Company entered into an ASR transaction with a counterparty to pay an aggregate of $750.0 million in exchange for the immediate delivery of approximately 6.5 million shares of its common stock based on current market prices. The purchase price per share under the ASR was based on the volume-weighted average price of the Company's common stock during the term of the ASR, less a discount. The ASR was entered into pursuant to the Company's existing share repurchase program. Final settlement of the ASR agreement was completed in April 2018 and the Company received delivery of an additional 1.6 million additional shares of its common stock.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2018, the Company expended approximately $511.2 million on open market purchases under the stock repurchase program, repurchasing 4,730,542 shares of outstanding common stock at an average price of $108.05
During the year ended December 31, 2017, the Company expended approximately $575.0 million on open market purchases under the stock repurchase program, repurchasing 7,384,368 shares of outstanding common stock at an average price of $77.86.
During the year ended December 31, 2016, the Company expended approximately $28.7 million on open market purchases under the stock repurchase program, repurchasing 426,300 shares of outstanding common stock at an average price of $67.30.
Shares for Tax Withholding
During the years ended December 31, 2018, 2017 and 2016, the Company withheld 739,522 shares, 974,501 shares and 830,155 shares, respectively, from equity awards that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of equity awards was $71.6 million, $80.0 million and $66.6 million, for 2018, 2017 and 2016, respectively. These shares are reflected as treasury stock in the Company's consolidated balance sheets and the related cash outlays do not reduce the Company's total stock repurchase authority.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. No shares of such preferred stock were issued and outstanding at December 31, 2018 or 2017.
Cash Dividend
On October 24, 2018, the Company announced that its Board of Directors approved a quarterly cash dividend of $0.35 per share which was paid on December 21, 2018 to all shareholders of record as of the close of business on December 7, 2018.

Subsequent Event

On January 23, 2019, the Company announced that its Board of Directors approved a quarterly cash dividend of $0.35 per share. This dividend is payable on March 22, 2019 to all shareholders of record as of the close of business on March 8, 2019. Future dividends will be subject to Board approval.
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
Rental expense for the year ended December 31, 2018 totaled approximately $73.8 million, of which $14.2 million related to charges for the consolidation of leased facilities related to restructuring activities. Rental expense for the year ended December 31, 2017 totaled approximately $64.3 million, of which $9.7 million related to charges for the consolidation of leased facilities related to restructuring activities. Rental expense for the year ended December 31, 2016 totaled approximately $84.6 million, of which $28.9 million related to charges for the consolidation of leased facilities related to restructuring activities. Sublease income for the years ended December 31, 2018, 2017 and 2016 was approximately $0.2 million, $0.2 million and $0.2 million, respectively.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease commitments under non-cancelable operating leases with initial or remaining terms in excess of one year and sublease income associated with non-cancelable subleases, are as follows:

	Operating Leases	Sublease Income
	(In thousands)
Years ending December 31,
2019	$57,122	$241
2020	49,358	—
2021	39,981	—
2022	35,296	—
2023	32,018	—
Thereafter	87,621	—
Total	$301,396	$241
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
As of December 31, 2018, the Company's liabilities for loss on lease obligations total approximately $43.4 million, of which approximately $42.3 million relates to one office location. The calculation of these liabilities requires judgment in estimating the timing of securing subleases for the vacant space, as well as the terms of possible subleases, including the length of the sublease periods, sublease rentals, rent concessions and other tenant incentives. While the Company believes that the assumptions used in the calculation of these liabilities are reasonable, due to the inherent uncertainties related to such assumptions, there can be no assurance that the Company will be able to secure such subleases within the timing assumed in its calculations, or at all, and with terms consistent with the assumptions used. In this office location, if the price per square foot assumption were to change by $0.50 or approximately 20%, it would impact the estimate of sublease rentals, which would result in a change of $4.9 million to the liabilities for loss on lease obligation.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees
The authoritative guidance requires certain guarantees to be recorded at fair value and requires a guarantor to make disclosures, even when the likelihood of making any payments under the guarantee is remote. For those guarantees and indemnifications that do not fall within the initial recognition and measurement requirements of the authoritative guidance, the Company must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under existing generally accepted accounting principles, to identify if a loss has been incurred. If the Company determines that it is probable that a loss has been incurred, any such estimable loss would be recognized. The initial recognition and measurement requirements do not apply to the provisions contained in the majority of the Company’s software license agreements that indemnify licensees of the Company’s software from damages and costs resulting from claims alleging that the Company’s software infringes the intellectual property rights of a third party. The Company has not made material payments pursuant to these provisions as of December 31, 2018. The Company has not identified any losses that are probable under these provisions and, accordingly, the Company has not recorded a liability related to these indemnification provisions.
Purchase Obligations
The Company has agreements with suppliers to purchase inventory and estimates its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2019 to be approximately $5.3 million. The Company also has contingent obligations to purchase inventory for the fiscal year ended December 31, 2019 of approximately $16.6 million. The Company does not have any purchase obligations beyond December 31, 2019.
Other Purchase Commitments
In June 2018, the Company entered into an amended agreement with a third-party provider for the Company's use of certain cloud services through June 2021. Under the amended agreement, the Company is committed to a purchase of $25.0 million in fiscal year 2019 and $25.0 million in fiscal year 2020.
11. INCOME TAXES

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
The SEC staff acknowledged the challenges companies face incorporating the effects of the 2017 Tax Act by their financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. During the period ended December 31, 2018, the Company completed the accounting for the tax effects of all of the provisions of the 2017 Tax Act within the required measurement period and as a result recorded adjustments to the previous provisional amounts. Adjustments recorded during the period ended December 31, 2018 include in part a tax benefit of $26.3 million attributable to a tax benefit of $21.9 million related to the finalization of the one-time transition tax on deemed repatriation of foreign income and a tax benefit of $4.4 million related to the finalization of the remeasurement of the U.S. deferred tax assets and liabilities due to the maximum U.S. federal corporate rate reduction from 35% to 21%.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The United States and foreign components of income before income taxes are as follows:

	2018	2017	2016
	(In thousands)
United States	$174,519	$78,897	$59,344
Foreign	454,936	471,449	468,426
Total	$629,455	$550,346	$527,770
The components of the provision for income taxes are as follows:

	2018	2017	2016
	(In thousands)
Current:
Federal	$(19,461)	$374,602	$18,832
Foreign	70,146	56,526	52,978
State	16,259	3,075	7,759
Total current	66,944	434,203	79,569
Deferred:
Federal	1,899	52,842	(7,688)
Foreign	(14,804)	(5,468)	(3,139)
State	(251)	46,784	(10,827)
Total deferred	(13,156)	94,158	(21,654)
Total provision	$53,788	$528,361	$57,915
The following table presents the breakdown of net deferred tax assets:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets	$136,998	$152,362
Deferred tax liabilities	(15,075)	(237)
Total net deferred tax assets	$121,923	$152,125
The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Accruals and reserves	$27,022	$30,317
Deferred revenue	62,085	65,016
Tax credits	81,720	80,772
Net operating losses	54,747	36,674
Stock based compensation	30,936	21,714
Depreciation and amortization	—	4,939
Valuation allowance	(85,400)	(76,789)
Total deferred tax assets	171,110	162,643
Deferred tax liabilities:
Acquired technology	(15,681)	(2,882)
Depreciation and amortization	(5,044)	—
Prepaid expenses	(23,213)	(7,414)
Other	(5,249)	(222)
Total deferred tax liabilities	(49,187)	(10,518)
Total net deferred tax assets	$121,923	$152,125

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if it is not more likely than not that some portion or all of the deferred tax assets will be realized. At December 31, 2018, the Company determined an $85.4 million valuation allowance was necessary, which relates to deferred tax assets for net operating losses and tax credits that may not be realized.
At December 31, 2018, the Company retained $172.3 million of remaining net operating loss carry forwards in the United States from acquisitions. The utilization of these net operating loss carry forwards are limited in any one year pursuant to Internal Revenue Code Section 382 and may begin to expire in 2019. At December 31, 2018, the Company held $111.3 million of remaining net operating loss carry forwards in foreign jurisdictions that begin to expire in 2022. At December 31, 2018, the Company held $116.6 million of federal and state research and development tax credit carry forwards in the United States, a portion of which may begin to expire in 2019.
A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory taxes	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	0.7	2.1	0.8
Foreign operations	(5.4)	(20.0)	(21.6)
Permanent differences	2.0	2.6	3.2
The 2017 Tax Act - tax rate impact on deferred taxes	(0.7)	11.8	—
The 2017 Tax Act - transition tax	(3.5)	66.3	—
Change in valuation allowance reserve	0.4	8.8	—
Change in deferred tax liability related to acquired intangibles	(0.1)	0.3	(0.8)
Tax credits	(5.8)	(7.6)	(7.9)
Stock-based compensation	(1.9)	(3.6)	0.3
Change in accruals for uncertain tax positions	1.8	0.3	2.2
Other	—	—	(0.2)
	8.5%	96.0%	11.0%

The Company’s effective tax rate generally differs from the U.S. federal statutory rate primarily due to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland.

The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Additionally, the 2017 Tax Act provides for a tax benefit to U.S. taxpayers that sell goods or services to foreign customers under the new Foreign Derived Intangible Income Deduction ("FDII") rules. As of December 31, 2018, the Company concluded to provide for the GILTI tax expense and FDII benefit in the year the tax is incurred and as a result the Company included federal and state GILTI and FDII amounts of $12.8 million expense and $5.4 million benefit, respectively, related to current-year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.
The Company's effective tax rate was approximately 8.5% and 96.0% for the years ended December 31, 2018 and 2017, respectively. The decrease in the effective tax rate when comparing the year ended December 31, 2018 to the year ended December 31, 2017 was primarily due to accounting for the estimated tax impact of the 2017 Tax Act and the separation of the GoTo Business. Specifically, results from 2017 include a $364.6 million provisional income tax charge for the transition tax on deemed repatriation of deferred foreign income, and a $64.8 million provisional income tax charge for the remeasurement of U.S. deferred tax assets and liabilities because of the maximum U.S. federal corporate rate reduction from 35% to 21%. The Company also recorded a $48.6 million income tax charge to establish a valuation allowance primarily due to a change in expectation of realizability of state R&D credits arising from the separation of the GoTo Business. During the year ended December 31, 2018, the Company recorded a tax benefit of $21.9 million related to the finalization of the one-time transition tax on deemed repatriation of foreign income and a tax benefit of $4.4 million related to the finalization of the remeasurement of U.S. deferred tax assets and liabilities because of the maximum U.S. federal corporate rate reduction from 35% to 21%.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's effective tax rate was approximately 96.0% and 11.0% for the years ended December 31, 2017 and 2016, respectively. The increase in the effective tax rate when comparing the year ended December 31, 2017 to the year ended December 31, 2016 was primarily due to accounting for the estimated tax impact of the 2017 Tax Act and the separation of the GoTo Business. Specifically, the Company recorded a $364.6 million provisional income tax charge for the transition tax on deemed repatriation of deferred foreign income, and a $64.8 million provisional income tax charge for the remeasurement of U.S. deferred tax assets and liabilities because of the maximum U.S. federal corporate rate reduction from 35% to 21%. The Company also recorded a $48.6 million income tax charge to establish a valuation allowance primarily due to a change in expectation of realizability of state R&D credits arising from the separation of the GoTo Business. These charges were marginally offset by a $22.0 million tax benefit due to the adoption of an accounting standard update requiring recognition of income tax effects related to stock based compensation when the awards vest or settle.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018 and 2017 is as follows (in thousands):

Balance at December 31, 2016	$69,801
Additions based on tax positions related to the current year	9,293
Additions for tax positions of prior years	7,656
Reductions related to audit settlements	(137)
Reductions related to the expiration of statutes of limitations	(8,764)
Balance at December 31, 2017	77,849
Additions based on tax positions related to the current year	10,168
Additions for tax positions of prior years	10,325
Reductions related to the expiration of statutes of limitations	(8,436)
Balance at December 31, 2018	$89,906
As of December 31, 2018, unrecognized tax benefits of $35.4 million were offset against long-term deferred tax assets. All amounts included in this balance affect the annual effective tax rate. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. For the year ended December 31, 2018, the Company accrued $3.9 million for the payment of interest.

On July 24, 2018, the U.S. Ninth Circuit Court of Appeals overturned the U.S. Tax Court’s unanimous decision in Altera v. Commissioner, where the Tax Court held the Treasury regulation requiring participants in a qualified cost sharing arrangement share stock-based compensation costs to be invalid. On August 7, 2018, the U.S. Ninth Circuit Court of Appeals, on its own motion, withdrew its July 24, 2018 opinion to allow time for the reconstituted panel to confer. Given the increased uncertainty as to the Ninth Circuit's eventual ruling and the impact it will have on the Internal Revenue Service’s ability to challenge the technical merits of the Company's position, the Company accrued amounts for this uncertain tax position as of the year ended December 31, 2018.

The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is not currently under examination by the United States Internal Revenue Service. With few exceptions, the Company is generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions by tax authorities for years prior to 2015.

The Company's U.S. liquidity needs are currently satisfied using cash flows generated from its U.S. operations, borrowings, or both. The Company also utilizes a variety of tax planning strategies in an effort to ensure that its worldwide cash is available in locations in which it is needed. Prior to 2017, the Company did not recognize a deferred tax liability related to undistributed foreign earnings of its subsidiaries because such earnings were considered to be indefinitely reinvested in its foreign operations, or were remitted substantially free of U.S. tax. Under the 2017 Tax Act, all foreign earnings are subject to U.S. taxation. As a result, the Company expects to repatriate a substantial portion of its foreign earnings over time, to the extent that the foreign earnings are not restricted by local laws or result in significant incremental costs associated with repatriating the foreign earnings.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
International revenues (sales outside of the United States) accounted for approximately 47.0%, 46.3% and 46.3% of the Company’s net revenues for the year ended December 31, 2018, 2017, and 2016, respectively.
Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2018	2017
	(In thousands)
Property and equipment, net:
United States	$185,091	$189,465
United Kingdom	25,459	24,171
Other countries	32,846	39,296
Total property and equipment, net	$243,396	$252,932
In fiscal year 2018, one distributor, the Arrow Group, accounted for 14%, of the Company’s total net revenues. In fiscal year 2017 and 2016, two distributors, Ingram Micro and Arrow, accounted for 13% and 12%, respectively, of the Company’s total net revenues. The Company’s distributor arrangements with Ingram Micro and Arrow consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions.
During 2018, the Company initiated an effort to streamline and simplify its product branding and packaging, which included naming updates to the portfolio to provide clarity on the Company's offerings and unify its sales motions. The change resulted in the Company consolidating its former Content Collaboration product group and Workspace Services product group and renaming the new product group Digital Workspace. As a result, previously reported revenue by product grouping amounts have been recast to conform to the new presentation.
Revenues by product grouping were as follows for the years ended:

	December 31,
	2018	2017 (4)	2016 (4)
	(In thousands)
Net revenues:
Digital workspace(1)	$2,024,289	$1,901,952	$1,821,739
Networking(2)	817,193	790,434	782,875
Professional services(3)	132,421	132,300	131,466
Total net revenues	$2,973,903	$2,824,686	$2,736,080

(1)
Digital Workspace revenues are primarily comprised of sales from the Company’s application virtualization solutions, which include Citrix Virtual Apps and Desktops, the Company's unified endpoint management solutions, which include Citrix Endpoint Management, related license updates and maintenance and support, Citrix Content Collaboration, and cloud offerings.

(2)	Networking revenues primarily include Citrix ADC and Citrix SD-WAN, related license updates and maintenance and support and cloud offerings.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.

(4)
Prior period amounts have not been adjusted under the modified retrospective method of adoption of the revenue recognition standard. See Note 2 for further information regarding the Company’s adoption of the revenue recognition standard.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues by Geographic Location
The following table presents revenues by geographic location, for the years ended:

	December 31,
	2018	2017 (1)	2016 (1)
	(In thousands)
Net revenues:
Americas	$1,716,876	$1,644,008	$1,598,896
EMEA	956,365	888,072	863,517
APJ	300,662	292,606	273,667
Total net revenues	$2,973,903	$2,824,686	$2,736,080
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method of adoption of the revenue recognition standard. See Note 2 for further information regarding the Company’s adoption of the revenue recognition standard.
Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2018, 2017 and 2016 were $141.9 million, $151.9 million and $160.5 million, respectively.
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
Credit Facility
Effective January 7, 2015, the Company entered into a Credit Facility with a group of financial institutions (the “Lenders”). The Credit Facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The Credit Facility bears interest at LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the Credit Facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. As of December 31, 2018, there were no amounts outstanding under the Credit Facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of December 31, 2018.
Convertible Senior Notes
During 2014, the Company completed a private placement of approximately $1.44 billion principal amount of 0.500% Convertible Notes due 2019. The net proceeds from this offering were approximately $1.42 billion, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. The Company used approximately $82.6 million of the net proceeds to pay the cost of the Bond Hedges described below (after such cost was partially offset by the proceeds to the Company from the Warrant Transactions described below). The Company used the remainder of the net proceeds from the offering and a portion of its existing cash and investments to purchase an aggregate of approximately $1.5 billion of its common stock, as authorized under its share repurchase program. The Company purchased approximately $101.0 million of common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and purchased approximately $1.4 billion of additional shares of common stock through an ASR agreement which the Company entered into with the ASR counterparty on April 25, 2014.
The Convertible Notes are governed by the terms of an indenture, dated as of April 30, 2014 (the “Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.500% per annum, payable semi-annually in arrears on April 15 and October 15 of each year. The Convertible Notes will mature on April 15, 2019, unless earlier repurchased or converted. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and deliver shares of common stock, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.
In accordance with the terms of the Indenture, the conversion rate for the Convertible Notes was adjusted to 13.9510 shares of the Company's common stock per $1,000 principal amount of the Convertible Notes, which corresponds to a conversion price of $71.68 per share of common stock, as a result of a cash dividend paid in December 2018. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain issuer tender or exchange offers.

The last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on September 30, 2018 was greater than or equal to $93.48 (130% of the conversion price) on each applicable trading day. As a result, each holder of the Company’s Convertible Notes had the right to convert any portion of its Convertible Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) during the fourth quarter of 2018. The sales price condition was also met for the quarter ended June 30, 2018. As of October 15, 2018, the Company received conversion notices from noteholders with respect to $273.0 million in aggregate principal amount of Convertible Notes requesting conversion as a result of the sales price condition having been met. Accordingly, in accordance with the terms of the Convertible Notes, in the fourth quarter of 2018 the Company made cash payments of this aggregate principal amount and delivered 1.3 million newly issued shares of its common stock in respect of the remainder of the Company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being redeemed, in full satisfaction of such converted notes. The Company received shares of its common stock under the Bond Hedges (as defined below) that offset the issuance of shares of common stock upon conversion of the Convertible Notes. See the discussion under “Convertible Note Hedge and Warrant Transaction” in this Note 13 for detailed information on the Bond Hedges. In addition, on or after October 15, 2018 until the close of business on the second scheduled trading day immediately preceding the April 15, 2019 maturity date, holders of the Convertible Notes have the right to convert their notes at any time, regardless of whether the sales price condition is met. Any conversions with respect to conversion notices received by the Company on or after October 15, 2018 will settle on the maturity date. As of December 31, 2018, the outstanding balance, net of discount, of $1.16 billion of the Convertible Notes is included in current liabilities and the difference between the face value and carrying value of $8.1 million is included in temporary equity in the accompanying consolidated balance sheets.

In accounting for the settlement of the Convertible Notes, the Company allocated the fair value of the settlement consideration remitted to the noteholders between the liability and equity components. The portion of the settlement consideration allocated to the extinguishment of the liability component was based on the fair value of that component immediately before extinguishment. A loss was recognized in the consolidated statements of income for the difference between the consideration allocated to the liability component and the sum of the carrying amount of the liability component and any unamortized debt issuance costs. Additionally, upon settlement of the converted principal, the Company derecognized the

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related unamortized discount and issuance costs. The Company allocated the remaining settlement consideration to the reacquisition of the equity component and recognized this amount as a reduction of stockholders' equity.

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

The Convertible Notes consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Liability component
Principal	$1,164,497	$1,437,483
Less: note discount and issuance costs	(9,052)	(51,159)
Net carrying amount	$1,155,445	$1,386,324

Equity component
Temporary equity	$8,110	$—
Additional paid-in-capital	127,374	162,869
Total (including temporary equity)	$135,484	$162,869
The following table includes total interest expense recognized related to the Convertible Notes and 2027 Notes (in thousands):

	Year Ended December 31,
	2018	2017	2016
Contractual interest expense	$40,151	$11,406	$7,187
Amortization of debt issuance costs	4,663	4,050	3,863
Amortization of debt discount	34,228	34,039	33,014
	$79,042	$49,495	$44,064
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The strike price of the Warrants was adjusted to $94.94 as a result of the cash dividend paid in December 2018. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market as the value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity. As of December 31, 2018, no warrants have been exercised.
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
14. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of December 31, 2018, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed twelve months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $1.0 million at December 31, 2018, and is included in Accumulated other comprehensive loss in the accompanying consolidated balance sheets. The total cumulative unrealized gain on cash flow derivative instruments was $2.2 million at December 31, 2017, and is included in Accumulated other comprehensive loss in the accompanying consolidated balance sheets. See Note 16 for more information related to comprehensive income. The net unrealized loss as of December 31, 2018 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These contracts are not designated for hedge accounting treatment under the authoritative guidance. Accordingly, changes in the fair value of these contracts are recorded in Other (expense) income, net.
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$708	Prepaid expenses and other current assets	$2,481	Accrued expenses and other current liabilities	$1,811	Accrued expenses and other current liabilities	$110

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$56	Prepaid expenses and other current assets	$17	Accrued expenses and other current liabilities	$732	Accrued expenses and other current liabilities	$704
The Effect of Derivative Instruments on Financial Performance

	For the Year ended December 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss (Effective Portion)
	2018	2017		2018	2017
Foreign currency forward contracts	$(3,143)	$5,288	Operating expenses	$(699)	$758
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Year ended December 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2018	2017
Foreign currency forward contracts	Other (expense) income, net	$7,062	$(6,804)

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Foreign Currency Forward Contracts
As of December 31, 2018, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian dollars	AUD 18,200
Brazilian Real	BRL 5,500
British pounds sterling	GBP 14,100
Canadian dollars	CAD 2,350
Chinese renminbi	CNY 41,800
Danish krone	DKK 6,329
Euro	EUR 9,736
Hong Kong dollars	HKD 20,600
Indian rupees	INR 62,000
Japanese yen	JPY 2,300,000
Korean Won	KRW 150,000
New Zealand Dollar	NZD 100
Singapore dollars	SGD 13,500
Swiss francs	CHF 19,450
15. EARNINGS PER SHARE

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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Income from continuing operations	$575,667	$21,985	$469,855
(Loss) income from discontinued operations, net of income taxes	—	(42,704)	66,257
Net income (loss)	$575,667	$(20,719)	$536,112
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	136,030	150,779	155,134
Effect of dilutive employee stock awards	2,653	2,493	1,950
Effect of dilutive Convertible Notes	5,769	2,231	—
Effect of dilutive warrants	1,482	—	—
Denominator for diluted earnings per share - weighted-average shares outstanding	145,934	155,503	157,084

Basic earnings (loss) per share:
Income from continuing operations	$4.23	$0.15	$3.03
(Loss) income from discontinued operations, net of income taxes	—	(0.28)	0.43
Basic net earnings (loss) per share	$4.23	$(0.13)	$3.46

Diluted earnings (loss) per share:
Income from continuing operations	$3.94	$0.14	$2.99
(Loss) income from discontinued operations, net of income taxes	—	(0.27)	0.42
Diluted net earnings (loss) per share:	$3.94	$(0.13)	$3.41

For the year ended December 31, 2018, the weighted-average number of shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of the Company's warrants, as the average stock price during the year was above the weighted-average warrant strike price of $94.94 per share. For the years ended December 31, 2017 and 2016, the weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include common stock issuable upon the exercise of the Company's warrants. The effects of these potentially issuable shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive. Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial during the periods presented.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its 0.500% Convertible Notes due 2019 on diluted earnings per share, if applicable, because upon conversion the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $71.68 per share of common stock. For the years ended December 31, 2018 and 2017, the average market price of the Company's common stock exceeded the conversion price, therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share. For the year ended December 31, 2016, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock. See Note 13 to the Company's consolidated financial statements for detailed information on the Convertible Notes offering.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized gain (loss) on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2017	$(2,946)	$(6,666)	$2,158	$(3,352)	$(10,806)
Other comprehensive (loss) income before reclassifications	—	(1,770)	(3,842)	1,569	(4,043)
Amounts reclassified from accumulated other comprehensive loss	—	5,996	699	—	6,695
Net current period other comprehensive income (loss)	—	4,226	(3,143)	1,569	2,652
Balance at December 31, 2018	$(2,946)	$(2,440)	$(985)	$(1,783)	$(8,154)
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Year Ended December 31, 2018
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss, net of tax	Affected line item in the Consolidated Statements of Income
Unrealized net loss on available-for-sale securities	$5,996	Other income (expense), net
Unrealized net loss on cash flow hedges	699	Operating expenses *
	$6,695
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
For the years ended December 31, 2018, 2017 and 2016, restructuring charges from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Employee severance and related costs	$2,507	$62,844	$41,054
Consolidation of leased facilities	14,218	9,718	28,857
Reversal of previous charges	—	(187)	(2,510)
Total Restructuring charges	$16,725	$72,375	$67,401
During the years ended December 31, 2018 and 2017, the Company incurred costs of $2.5 million and $53.7 million, respectively, related to initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. No costs were incurred during the year ended December 31, 2016. The majority of the activities related to this program were substantially completed by the end of 2018.
In connection with its restructuring initiatives, the Company had previously vacated or consolidated properties and subsequently reassessed its obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases is based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. During the year ended December 31, 2018, the Company incurred costs of $14.2 million related to the consolidation of leased facilities. During

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the year ended December 31, 2017, the Company incurred costs of $8.1 million related to operational initiatives designed to improve infrastructure scalability and cost saving efficiencies. The charges primarily related to employee severance. No costs were incurred during the year ended December 31, 2016. The charges related to employee severance were substantially completed as of the first quarter of 2018; however, the Company could continue to incur lease losses related to the consolidation of leased facilities during fiscal year 2019.
During the years ended December 31, 2017 and 2016, the Company incurred costs of $1.9 million and $44.5 million, respectively, primarily related to its announced plan in November 2015 to simplify the Company’s enterprise go-to-market motion and roles while improving coverage, reflect changes in the Company’s product focus, and balance resources with demand across the Company’s marketing, general and administration areas. The charges are primarily related to employee severance, outplacement, professional service fees, and facility closing costs. The majority of the activities related to this program were substantially completed as of the end of the first quarter of 2016.
During the years ended December 31, 2017 and 2016, the Company recorded charges of $8.7 million and $24.0 million, respectively, related to its announced plan in January 2015 to increase strategic focus and operational efficiency. The charges primarily related to the severance and other costs directly related to the reduction of the Company's workforce and consolidation of leased facilities. The majority of the activities related to this program were substantially completed by the end of 2015.
Restructuring accruals
The activity in the Company’s restructuring accruals for the year ended December 31, 2018 is summarized as follows (in thousands):

Total
Balance at January 1, 2018	$55,283
Restructuring charges	16,725
Payments	(26,913)
Balance at December 31, 2018	$45,095
As of December 31, 2018, the $45.1 million in outstanding restructuring accruals primarily relate to future payments for leased facilities.

CITRIX SYSTEMS, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2018
Net revenues	$697,192	$742,365	$732,476	$801,870	$2,973,903
Gross margin	588,906	633,616	628,559	689,019	2,540,100
Income from operations	165,563	145,147	164,779	202,471	677,960
Net income	144,259	106,833	158,857	165,718	575,667
Earnings per share - basic	1.04	0.79	1.18	1.24	4.23
Earnings per share - diluted	0.99	0.73	1.08	1.15	3.94
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2017
Net revenues	$662,677	$693,227	$690,925	$777,857	$2,824,686
Gross margin	560,219	583,915	584,988	655,918	2,385,040
Income from continuing operations	70,325	108,829	126,720	(283,889)	21,985
Loss from discontinued operations, net of tax	(42,704)	—	—	—	(42,704)
Net income	27,621	108,829	126,720	(283,889)	(20,719)
Basic earnings per share:
Income (loss) from continuing operations	0.46	0.72	0.84	(1.93)	0.15
Loss from discontinued operations	(0.28)	—	—	—	(0.28)
Basic earnings (loss) per share	0.18	0.72	0.84	(1.93)	(0.13)

Diluted earnings per share:
Income (loss) from continuing operations	0.44	0.70	0.82	(1.93)	0.14
Loss from discontinued operations	(0.27)	—	—	—	(0.27)
Diluted earnings (loss) per share	0.17	0.70	0.82	(1.93)	(0.13)
The sum of the quarterly net income per share amounts may differ from the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2018
Deducted from asset accounts:
Allowance for doubtful accounts	$3,420	$3,586	$457	(3)	$3,829	(2)	$3,634
Allowance for returns	1,225	—	1,561	(1)	1,890	(4)	896
Valuation allowance for deferred tax assets	76,789	—	8,611	(5)	—		85,400
2017
Deducted from asset accounts:
Allowance for doubtful accounts	$3,889	$3,917	$9	(3)	$4,395	(2)	$3,420
Allowance for returns	1,994	—	4,890	(1)	5,659	(4)	1,225
Valuation allowance for deferred tax assets	14,156	—	62,633	(5)	—		76,789
2016
Deducted from asset accounts:
Allowance for doubtful accounts	$6,241	$954	$—		$3,306	(2)	$3,889
Allowance for returns	1,438	—	2,088	(1)	1,532	(4)	1,994
Valuation allowance for deferred tax assets	16,673	—	(2,517)	(5)	—		14,156

(1)	Charged against revenues.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Adjustments from acquisitions.

(4)	Credits issued for returns.

(5)	Related to deferred tax assets on foreign tax credits, net operating loss carryforwards, and depreciation.