Form 10-Q
period 2019-03-31
CITRIX SYSTEMS INC
filed 2019-05-10
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	CTXS	The NASDAQ Global Select Market
As of May 3, 2019, there were 131,651,832 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

2

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2019

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$1,612,679	$618,766
Short-term investments, available-for-sale	173,601	583,615
Accounts receivable, net of allowances of $6,323 and $4,530 at March 31, 2019 and December 31, 2018, respectively	482,647	688,420
Inventories, net	23,145	21,905
Prepaid expenses and other current assets	160,938	174,195
Total current assets	2,453,010	2,086,901
Long-term investments, available-for-sale	86,340	574,319
Property and equipment, net	243,132	243,396
Operating lease right-of-use assets	191,951	—
Goodwill	1,802,756	1,802,670
Other intangible assets, net	155,091	167,187
Deferred tax assets, net	104,448	136,998
Other assets	130,728	124,578
Total assets	$5,167,456	$5,136,049
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$81,476	$75,551
Accrued expenses and other current liabilities	292,663	290,492
Income taxes payable	2,220	44,409
Current portion of convertible notes	1,163,199	1,155,445
Current portion of deferred revenues	1,303,210	1,345,243
Total current liabilities	2,842,768	2,911,140
Long-term portion of deferred revenues	453,507	489,329
Long-term debt	742,100	741,825
Long-term income taxes payable	285,626	285,627
Operating lease liabilities	203,580	—
Other liabilities	83,834	148,499
Commitments and contingencies
Temporary equity from convertible notes	1,163	8,110
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 311,732 and 309,761 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	312	310
Additional paid-in capital	5,495,935	5,404,500
Retained earnings	4,232,181	4,169,019
Accumulated other comprehensive loss	(5,483)	(8,154)
	9,722,945	9,565,675
Less - common stock in treasury, at cost (179,832 and 178,327 shares at March 31, 2019 and December 31, 2018, respectively)	(9,168,067)	(9,014,156)
Total stockholders' equity	554,878	551,519
Total liabilities, temporary equity and stockholders' equity	$5,167,456	$5,136,049
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share information)
Revenues:
Subscription	$141,606	$103,158
Product and license	135,022	160,697
Support and services	442,515	433,337
Total net revenues	719,143	697,192
Cost of net revenues:
Cost of subscription, support and services	71,428	63,385
Cost of product and license revenues	25,744	33,872
Amortization of product related intangible assets	10,301	11,029
Total cost of net revenues	107,473	108,286
Gross margin	611,670	588,906
Operating expenses:
Research and development	130,263	98,550
Sales, marketing and services	274,655	251,213
General and administrative	77,547	63,727
Amortization of other intangible assets	3,529	3,666
Restructuring	2,832	6,187
Total operating expenses	488,826	423,343
Income from operations	122,844	165,563
Interest income	9,674	8,731
Interest expense	(18,033)	(20,336)
Other income (expense), net	3,699	(3,012)
Income before income taxes	118,184	150,946
Income tax expense	7,836	6,687
Net income	$110,348	$144,259
Earnings per share:
Basic	$0.84	$1.04
Diluted	$0.78	$0.99
Weighted average shares outstanding:
Basic	131,483	139,248
Diluted	141,025	146,388

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$110,348	$144,259
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains (losses)	2,188	(4,542)
Less: reclassification adjustment for net (gains) losses included in net income	(558)	1,001
Net change (net of tax effect)	1,630	(3,541)
Cash flow hedges:
Change in unrealized gains	147	692
Less: reclassification adjustment for net losses (gains) included in net income	894	(1,219)
Net change (net of tax effect)	1,041	(527)
Other comprehensive income (loss)	2,671	(4,068)
Comprehensive income	$113,019	$140,191

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Operating Activities
Net income	$110,348	$144,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	62,472	51,876
Stock-based compensation expense	65,234	35,723
Deferred income tax expense	23,993	8,160
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(1,939)	(1,906)
Other non-cash items	845	3,302
Total adjustments to reconcile net income to net cash provided by operating activities	150,605	97,155
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	204,406	285,104
Inventories	(1,876)	34
Prepaid expenses and other current assets	17,534	(13,494)
Other assets	(15,891)	9,071
Income taxes, net	(49,379)	(35,996)
Accounts payable	6,134	1,828
Accrued expenses and other current liabilities	(81,979)	(52,735)
Deferred revenues	(77,855)	(79,890)
Other liabilities	5,519	2,519
Total changes in operating assets and liabilities, net of the effects of acquisitions	6,613	116,441
Net cash provided by operating activities	267,566	357,855
Investing Activities
Purchases of available-for-sale investments	(7,094)	(125,687)
Proceeds from sales of available-for-sale investments	772,954	358,465
Proceeds from maturities of available-for-sale investments	134,325	95,341
Purchases of property and equipment	(17,277)	(15,997)
Cash paid for acquisitions, net of cash acquired	—	(66,330)
Cash paid for licensing agreements, patents and technology	(590)	(535)
Other	575	3,257
Net cash provided by investing activities	882,893	248,514
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	—	70
Repayment of acquired debt	—	(5,674)
Stock repurchases, net	(93,805)	(600,000)
Accelerated stock repurchase program	—	(150,000)
Cash paid for tax withholding on vested stock awards	(17,662)	(13,602)
Cash paid for dividends	(46,024)	—
Net cash used in financing activities	(157,491)	(769,206)
Effect of exchange rate changes on cash and cash equivalents	945	2,404
Change in cash and cash equivalents	993,913	(160,433)
Cash and cash equivalents at beginning of period	618,766	1,115,130
Cash and cash equivalents at end of period	$1,612,679	$954,697
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
2. SIGNIFICANT ACCOUNTING POLICIES
During the first quarter of 2019, the Company adopted new accounting guidance related to leases which is described below. There have been no other significant changes in the Company’s accounting policies during the three months ended March 31, 2019 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting for leases (“ASC 842”). The new guidance requires that lessees in a leasing arrangement recognize a right-of-use (“ROU”) asset and a lease liability for most leases (other than leases that meet the definition of a short-term lease). The Company adopted this standard as of January 1, 2019 using a modified retrospective approach, and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification and not reassess whether any expired or existing contract is a lease or contains a lease.
Adoption of this standard had a material impact in the Company’s condensed consolidated balance sheets, but did not have an impact on its condensed consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while its accounting for finance leases remained substantially unchanged. Adoption of the new standard resulted in the recording of additional right-of-use assets for operating leases (net of previously recorded lease losses related to the consolidation of leased facilities of $42.2 million and deferred rent liability of $20.5 million under the old guidance) of approximately $194.5 million and operating lease liabilities of approximately $256.4 million, as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings of $0.8 million. Adoption of this standard had no impact to cash from or used in operating, financing, or investing in the Company’s condensed consolidated cash flows statements. Adoption of this standard had no impact on the Company's debt covenant compliance under its current agreement or on liquidity. See Note 19 for additional information regarding the Company’s leases.

Premium Amortization on Call Debt Securities
In March 2017, the Financial Accounting Standards Board issued an accounting standard update on the accounting for amortization of premium costs on purchased callable debt securities. The new guidance amends the amortization period for certain purchased callable debt securities held at a premium, shortening such period to the earliest call date. The standard does not require any accounting change for debt securities held at a discount; the discount continues to be amortized to maturity. The Company adopted the standard effective January 1, 2019 on a modified retrospective basis. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial position, results of operations and cash flows.
Accounting for Cloud Computing Costs
In August 2018, the Financial Accounting Standards Board issued an accounting standard update on the accounting for implementation costs incurred by customers in cloud computing arrangements that are service contracts. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company early adopted this standard on a prospective basis effective January 1, 2019. Adoption of this standard did not have a material impact on the Company's condensed consolidated financial position, results of operations and cash flows.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates made by management include the standalone selling price related to revenue recognition, the provision for doubtful accounts receivable, the provision to reduce obsolete or excess inventory to market, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, net realizable value of product related and other intangible assets, the provision for income taxes, valuation allowance for deferred tax assets, uncertain tax positions, and the amortization and depreciation periods for contract acquisition costs, intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.
Available-for-sale Investments
Short-term and long-term available-for-sale investments as of March 31, 2019 and December 31, 2018 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Product and license
Product and license revenues are primarily derived from perpetual offerings related to the Company’s Digital Workspace solutions and Networking products. For performance obligations related to perpetual software license agreements, the Company determined that its licenses are functional intellectual property that are distinct as the user can benefit from the software on its own.
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
Sales tax
The Company records revenue net of sales tax.
Timing of revenue recognition

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In Thousands)
Products and services transferred at a point in time	$162,964	$182,326
Products and services transferred over time	556,179	514,866
Total net revenues	$719,143	$697,192

Contract balances
The Company's short-term and long-term contract assets were not significant for the periods presented. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.35 billion and $489.3 million, respectively, as of December 31, 2018 and $1.30 billion and $453.5 million, respectively, as of March 31, 2019. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three months ended March 31, 2019, the Company recognized $455.7 million of revenue that was included in the deferred revenue balance as of December 31, 2018. During the three months ended March 31, 2018, the Company recognized $454.8 million of revenue that was included in the deferred revenue balance as of January 1, 2018.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no asset impairment charges related to contract assets for the three months ended March 31, 2019 and 2018.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$459,569	$45,384	$658	$505,611
Support and services	1,579,015	50,162	2,358	1,631,535
Total net revenues	$2,038,584	$95,546	$3,016	$2,137,146
Contract acquisition costs
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
For the three months ended March 31, 2019 and March 31, 2018, the Company recorded amortization of capitalized contract acquisition costs of $10.7 million and $7.9 million, respectively, which is recorded in Sales, marketing and services expense in the accompanying condensed consolidated statement of income. There was no impairment loss in relation to costs capitalized during the three months ended March 31, 2019 and 2018.
4. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise or settlement of stock awards and shares issuable under the employee stock purchase plan (calculated using the treasury stock method) during the period they were outstanding and potential dilutive common shares from the conversion spread on the Company’s 0.500% Convertible Notes due 2019 (the “Convertible Notes”) and the Company's warrants.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income	$110,348	$144,259
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	131,483	139,248
Effect of dilutive employee stock awards	2,834	2,780
Effect of dilutive Convertible Notes	5,016	4,360
Effect of dilutive warrants	1,692	—
Denominator for diluted earnings per share - weighted-average shares outstanding	141,025	146,388

Basic earnings per share	$0.84	$1.04

Diluted earnings per share	$0.78	$0.99
For the three months ended March 31, 2019, the weighted-average number of shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of the Company's warrants, as the average stock price during the quarter was above the weighted-average warrant strike price of $94.62 per share. For the three months ended March 31, 2018, the weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include common stock issuable upon the exercise of the Company's warrants. The effects of these potentially issuable shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive. Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial during the periods presented.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share, if applicable, because upon conversion the Company will pay cash up to the aggregate principal amount of the Convertible Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeds the conversion price of $71.44 per share of common stock. For the three months ended March 31, 2019 and 2018, the average market price of the Company's common stock exceeded the conversion price; therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share. See Note 11 for detailed information on the Convertible Notes offering.

5. ACQUISITIONS
2018 Business Combinations
Sapho, Inc.

On November 13, 2018, the Company acquired all of the issued and outstanding securities of Sapho, Inc. (“Sapho”), whose technology is intended to advance the Company’s development of the intelligent workspace. The acquired technology enables efficient workstyles by creating a unified and customizable notification experience for business applications. The total preliminary cash consideration for this transaction was $182.9 million, net of $3.7 million cash acquired. Transaction costs associated with the acquisition were not significant. The Company continues to evaluate certain income tax assets and liabilities related to the Sapho acquisition that may be subject to change through the remainder of the measurement period, which will extend not more than twelve months from the acquisition date.

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
6. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	March 31, 2019				December 31, 2018
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$69,987	$249	$(289)	$69,947	$314,982	$333	$(2,367)	$312,948
Corporate securities	118,689	99	(490)	118,298	612,698	116	(4,156)	608,658
Municipal securities	—	—	—	—	2,500	4	—	2,504
Government securities	72,000	22	(326)	71,696	234,668	91	(935)	233,824
Total	$260,676	$370	$(1,105)	$259,941	$1,164,848	$544	$(7,458)	$1,157,934
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2019 were approximately seven months and two years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three months ended March 31, 2019 and 2018, the Company received proceeds from the sales of available-for-sale investments of $773.0 million and $358.5 million, respectively.
For the three months ended March 31, 2019 and 2018, the Company had realized gains on the sales of available-for-sale investments of $1.0 million and $0.1 million, respectively. For the three months ended March 31, 2019 and 2018, the Company had realized losses on available-for-sale investments of $0.4 million and $1.1 million, respectively, primarily related to sales of these investments during these periods. All realized gains and losses related to the sales of available-for-sale investments are included in Other income (expense), net, in the accompanying condensed consolidated statements of income.

Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of March 31, 2019 and December 31, 2018 were $1.1 million and $2.9 million, respectively. Because the Company does not currently intend to sell any of its investments in an unrealized loss position other than as noted above and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of $14.3 million and $13.4 million as of March 31, 2019 and December 31, 2018, respectively, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly. The Company determined that there were no material adjustments resulting from observable price changes to the Company's investments in privately-held companies without a readily determinable fair value for the three months ended March 31, 2019 and 2018. The fair value of these investments represents a Level 3 valuation as the assumptions used in valuing these investments are not directly or indirectly observable. See Note 7 for detailed information on fair value measurements.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $10.6 million and $10.9 million as of March 31, 2019 and December 31, 2018, respectively, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. These private equity funds focus on making venture capital investments, principally by investing in equity securities of early and late stage privately held corporations. The funds’ general partner shall determine the amount, timing and form (whether cash or in kind) of all distributions made by the funds. The Company may only transfer its investments in private equity fund interests subject to the general partner’s written consent and cannot trade its fund interests in established securities markets, secondary markets or equivalents thereof. The Company has unfunded commitments of $1.0 million as of March 31, 2019.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2019	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$691,539	$691,539	$—	$—
Money market funds	916,800	916,800	—	—
Corporate securities	4,340	—	4,340	—
Available-for-sale securities:
Agency securities	69,947	—	69,947	—
Corporate securities	118,298	—	117,298	1,000
Government securities	71,696	—	71,696	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,782	—	1,782	—
Total assets	$1,874,402	$1,608,339	$265,063	$1,000
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,188	—	1,188	—
Total liabilities	$1,188	$—	$1,188	$—

	As of December 31, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$505,363	$505,363	$—	$—
Money market funds	88,126	88,126	—	—
Agency securities	3,296	—	3,296	—
Corporate securities	9,371	—	9,371	—
Government securities	12,610	—	12,610	—
Available-for-sale securities:
Agency securities	312,948	—	312,948	—
Corporate securities	608,658	—	607,945	713
Municipal securities	2,504	—	2,504	—
Government securities	233,824	—	233,824	—
Prepaid expenses and other current assets:
Foreign currency derivatives	764	—	764	—
Total assets	$1,777,464	$593,489	$1,183,262	$713
Accrued expenses and other current liabilities:
Foreign currency derivatives	2,543	—	2,543	—
Total liabilities	$2,543	$—	$2,543	$—

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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended March 31, 2019, no direct investments in privately-held companies were determined to be impaired. For the three months ended March 31, 2018, the Company determined that certain direct investments in privately-held companies were impaired and recorded charges of $0.4 million, which were included in Other income (expense), net in the accompanying condensed consolidated statements of income. In determining the fair value of the investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of March 31, 2019, the fair value of the $750.0 million of unsecured senior notes due December 1, 2027 (the “2027 Notes") and the Convertible Notes, which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended March 31, 2019, and carrying value of debt instruments (carrying value excludes the equity component of the Company’s Convertible Notes classified in equity) was as follows (in thousands):

	Fair Value	Carrying Value
2027 Notes	$741,825	$742,100
Convertible Notes	$1,651,210	$1,163,199
See Note 11 for more information on the 2027 Notes and the Convertible Notes.
8. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2019, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was approved at the Company's Annual Meeting of Stockholders on June 22, 2017. In March 2019, the Company's Board of Directors approved an amendment to the Amended and Restated 2014 Equity Incentive Plan, which is subject to stockholder approval at the Company Annual Meeting of Stockholders on June 4, 2019. There will be no grants under this amended plan until the amendment is approved by the Company's stockholders. The Company’s superseded stock plans with outstanding awards include the Amended and Restated 2005 Equity Incentive Plan (the "2005 Plan").
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. ISOs, NSOs, and SARs are not currently being granted. Currently, the 2014 Plan provides for the issuance of 46,000,000 shares of common stock. In addition, shares of common stock underlying any awards granted under the 2014 Plan or the 2005 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) are added to the shares of common stock available for issuance under the 2014 Plan. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of March 31, 2019, there were 19,011,885 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans including authorization under its 2014 Plan to grant stock-based awards covering 14,756,769 shares of common stock.

In December 2014, the Company’s Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company’s Annual Meeting of Stockholders held on May 28, 2015. Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of March 31, 2019, 1,937,455 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to the 2015 ESPP of $2.9 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively.
The Company used the Black-Scholes model to estimate the fair value of 2015 ESPP awards with the following weighted-average assumptions:

	Three Months Ended
	March 31, 2019	March 31, 2018
Expected volatility factor	0.26 - 0.29	0.27 - 0.29
Risk free interest rate	2.19% - 2.49%	1.12% - 1.63%
Expected dividend yield	1.27% - 1.31%	0%
Expected life (in years)	0.5	0.5
The Company determined the expected volatility factor by considering the implied volatility in six-month market-traded options of the Company's common stock based on third-party volatility quotes. The Company's decision to use implied volatility was based upon the availability of actively traded options on the Company's common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options. The Company's historical dividend yield input was zero in prior periods as it had not historically paid cash dividends on its common stock. The current dividend yield has been updated for expected dividend yield payout due to the Company's intention to pay a recurring quarterly dividend beginning in December 2018. The expected term is based on the term of the purchase period for grants made under the ESPP.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended
Income Statement Classifications	March 31, 2019	March 31, 2018
Cost of subscription, support and services	$2,202	$1,480
Research and development	27,837	10,793
Sales, marketing and services	19,926	13,567
General and administrative	15,269	9,883
Total	$65,234	$35,723
Non-vested Stock Units
Market Performance and Service Condition Stock Units
In March 2017, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 275,148 non-vested stock units that vest based on certain target performance and service conditions. The number of non-vested stock units underlying the award will be determined within sixty days of the three-year performance period ending December 31, 2019. The attainment level under the award will be based on the Company's relative total return to stockholders over the performance period compared to a pre-established custom index group. If the Company’s relative total return to stockholders is between the 41st percentile and the 80th percentile when compared to the index companies, the number of non-vested stock units earned will be based on interpolation. The maximum number of non-vested stock units that may vest pursuant to the awards is capped at 200% of the target number of non-vested stock units set forth in the award agreement and is earned if the Company's relative total return to stockholders when compared to the index companies is at or greater than the 80th percentile. If the Company’s total return to stockholders is negative, the number of non-vested stock units earned will be no more than 100% regardless of the Company’s relative total return to stockholders compared to the index companies. If the awardee is not employed by the Company at the end of the performance period, the extent to which the awardee will vest in the award, if at all, is dependent upon the timing and character of the termination as provided in the award agreement. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company's common stock. Certain awards for senior level employees, none of whom were executive officers, were modified in December 2018 to replace the pre-established custom index group used to measure performance and related award payout with companies that are part of the Nasdaq Composite index. As a result, the awards were revalued as of the modification date. The impact of the modification was not material to the condensed consolidated financial statements.
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

	March 2017 Grant (Modified)	March 2017 Grant
Expected volatility factor	0.16-0.32	0.27-0.32
Risk free interest rate	2.67%	1.48%
Expected dividend yield	0%	0%
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
For the modified March 2017 grant, all input variables chosen are as of the modification date. The range of expected volatilities utilized was based on the historical volatilities of the Company's common stock and the average of the Nasdaq
Composite index peer group. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and its peer group in order to model the stock price movements. The volatilities used were calculated over the most recent 1.06 year period, which is commensurate with the awards' remaining performance period at the modification date. The risk free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company used a zero dividend yield input for this award as dividends are assumed to be reinvested. The estimated incremental fair value of each modified award as of the modification date was $99.54.
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

Company Performance Stock Units
In February 2019, the Company awarded certain senior level employees 93,500 non-vested performance stock units granted under the 2014 Plan. The number of non-vested stock units underlying the award will be determined within sixty days following the completion of the performance period ending December 31, 2020 and will be based on the achievement of specific corporate financial performance goals related to annual free cash flow per share growth between the fiscal years ended December 31, 2018 and December 31, 2020. Within sixty days following an interim measurement period of 12 months, the Compensation Committee will determine the number of restricted stock units that would be deemed earned based on performance to date and up to 50% of the target award may be earned based on such performance. However, any stock units that are deemed earned will remain subject to continued service vesting until the end of the performance period, or a change in control, if earlier. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Compensation expense will be recorded through the end of the performance period on December 31, 2020 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
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
On August 1, 2017, the Company awarded certain senior level employees 184,322 non-vested performance stock units granted under the 2014 Plan. The number of non-vested stock units underlying each award will be determined within sixty days following completion of the performance period ending December 31, 2019 and will be based on achievement of specific corporate financial performance goals related to non-GAAP net operating margin and subscription bookings as a percent of total product bookings measured during the period from January 1, 2019 to December 31, 2019. As defined in the applicable award agreements, total product bookings includes subscription bookings. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. The non-GAAP net operating margin and subscription bookings as a percent of total product bookings targets were set in the first quarter of 2018. As a result, such awards were not outstanding under U.S. GAAP until the first quarter of 2018 when the performance goals were determined and subsequently communicated to employees who received the awards. Compensation expense will be recorded through the end of the performance period on December 31, 2019 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
Unrecognized Compensation Related to Stock Units
As of March 31, 2019, the total number of non-vested stock units outstanding, including company performance awards, market performance and service condition awards and service-based awards was 4,206,721. As of March 31, 2019, there was $325.0 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost of the awards legally granted through March 31, 2019 is expected to be recognized over a weighted-average period of 1.7 years.

Subsequent Event
On April 1, 2019, the Company awarded senior level employees and certain other employees, 2,093,910 non-vested stock units granted under the 2014 Plan that vest based on service. These non-vested stock unit awards vest 33.33% on each anniversary subsequent to the grant date of the award.
Additionally, on April 1, 2019, the Company awarded senior level employees 293,991 non-vested performance stock unit awards granted under the 2014 Plan. The number of non-vested stock units underlying the award will be determined within sixty days following completion of the performance period ending December 31, 2021 and will be based on the achievement of specific corporate financial performance goals related to subscription bookings as a percentage of total subscription and product bookings measured during the period from January 1, 2021 to December 31, 2021. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Compensation expense will be recorded through the end of the performance period on December 31, 2021 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
The April 1, 2019 awards were accounted for as stock-settled debt as of March 31, 2019 as the dollar value of the awards was approved before the grant date and constitutes a fixed dollar value of awards that will be settled in a variable number of non-vested stock units on the April 1, 2019 grant date. Total unrecognized cost related to these awards as of March 31, 2019 was $237.3 million, which is expected to be recognized over a weighted-average period of 3.0 years.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The Company performed a qualitative assessment in connection with its annual goodwill impairment test in the fourth quarter of 2018. As a result of the qualitative analysis, a quantitative impairment test was not deemed necessary. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2018.
The following table presents the change in goodwill during the three months ended March 31, 2019 (in thousands):

	Balance at January 1, 2019	Additions	Other		Balance at March 31, 2019
Goodwill	$1,802,670	$—	$86	(1)	$1,802,756

(1)	Amount relates to adjustments to the preliminary purchase price allocation associated with 2018 acquisitions.
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

Intangible assets consist of the following (in thousands):

	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$747,888	$612,295	$746,152	$601,993
Other	227,922	208,424	227,922	204,894
Total	$975,810	$820,719	$974,074	$806,887
Amortization of product-related intangible assets, which consists primarily of product-related technologies and patents, was $10.3 million and $11.0 million for the three months ended March 31, 2019 and 2018, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $3.5 million and $3.6 million for the three months ended March 31, 2019 and 2018, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of March 31, 2019 is as follows (in thousands):

Year ending December 31,
2019 (remaining nine months)	$37,362
2020	38,714
2021	24,725
2022	22,875
2023	19,524
Thereafter	11,891
Total	$155,091
10. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net revenues:
Digital Workspace revenues(1)	$514,607	$457,260
Networking revenues(2)	171,233	208,623
Professional services(3)	33,303	31,309
Total net revenues	$719,143	$697,192

(1)
Digital Workspace revenues are primarily comprised of sales from the Company’s application virtualization solutions, which include Citrix Virtual Apps and Desktops, the Company's unified endpoint management solutions, which include Citrix Endpoint Management, related license updates and maintenance and support, Citrix Content Collaboration and cloud offerings.

(2)	Networking revenues primarily include Citrix ADC and Citrix SD-WAN, related license updates and maintenance and support and cloud offerings.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.

Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net revenues:
Americas	$401,147	$414,000
EMEA	236,813	214,575
APJ	81,183	68,617
Total net revenues	$719,143	$697,192

As of March 31, 2019, one distributor, The Arrow Group, accounted for 10% of the Company's total gross accounts receivable.
Strategic Service Providers
The Company defines Strategic Service Providers (SSP) as its three historically largest hyperscale Networking customers. The following table summarizes SSP revenue for the following periods (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net revenues:
SSP revenue	$22,101	$62,316
Non-SSP revenue	697,042	634,876
Total net revenues	$719,143	$697,192
Subscription Revenue
Subscription revenue relates to fees which are generally recognized ratably over the contractual term. The Company's subscription revenue includes Software as a Service (SaaS), which primarily consists of subscriptions delivered via a cloud service whereby the customer does not take possession of the software and hybrid subscription offerings; and non-SaaS, which consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. The Company's hybrid subscription offerings are allocated between SaaS and non-SaaS, which are generally recognized at a point in time. The following table presents subscription revenues by SaaS and non-SaaS components, for the following periods (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Subscription:
SaaS	$85,447	$59,916
Non-SaaS	56,159	43,242
Total Subscription revenue	$141,606	$103,158

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
Credit Facility
Effective January 7, 2015, the Company entered into a credit agreement (the "Credit Agreement") with a group of financial institutions (the “Lenders”). The credit facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The credit facility bears interest at LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the Credit Agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the credit facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. As of March 31, 2019, there were no amounts outstanding under the credit facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of March 31, 2019.
Convertible Notes Offering
As noted below under “Subsequent Event,” all of the outstanding Convertible Notes were converted prior to their maturity on April 15, 2019. The following discussion gives effect to the Convertible Notes outstanding as of March 31, 2019.
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

In accordance with the terms of the Indenture, the conversion rate for the Convertible Notes was adjusted to 13.9983 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes, which corresponds to a conversion price of $71.44 per share of common stock, as a result of a cash dividend paid in March 2019. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain issuer tender or exchange offers.
As of October 15, 2018, the Company received conversion notices from noteholders with respect to $273.0 million in aggregate principal amount of Convertible Notes requesting conversion as a result of the sales price condition having been met during the second and third quarter of 2018. In accordance with the terms of the Convertible Notes, in the fourth quarter of 2018 the Company made cash payments of this aggregate principal amount and delivered 1.3 million newly issued shares of its common stock in respect of the remainder of the Company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. The Company received shares of its common stock under the Bond Hedges (as defined below) that offset the issuance of shares of common stock upon conversion of the Convertible Notes. See the discussion under “Convertible Note Hedge and Warrant Transaction” in this Note 11 for detailed information on the Bond Hedges. In addition, on or after October 15, 2018 until the close of business on the second scheduled trading day immediately preceding the April 15, 2019 maturity date, holders of the Convertible Notes had the right to convert their notes at any time, regardless of whether the sales price condition was met. Any conversions with respect to conversion notices received by the Company on or after October 15, 2018 settled on the maturity date. As of March 31, 2019, the outstanding balance, net of discount, of $1.16 billion of the Convertible Notes was included in current liabilities and the difference between the face value and carrying value of $1.2 million was included in temporary equity in the accompanying condensed consolidated balance sheets.
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

The Convertible Notes consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Liability component
Principal	$1,164,497	$1,164,497
Less: note discount and issuance costs	(1,298)	(9,052)
Net carrying amount	$1,163,199	$1,155,445

Equity component
Temporary equity	$1,163	$8,110
Additional paid-in capital	134,321	127,374
Total (including temporary equity)	$135,484	$135,484
The following table includes total interest expense recognized related to the Convertible Notes and the 2027 Notes (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Contractual interest expense	$9,893	$10,235
Amortization of debt issuance costs	989	1,005
Amortization of debt discount	6,987	8,665
	$17,869	$19,905
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The strike price of the Warrants was adjusted to $94.62 per share and the number of shares of the Company's common stock covered by the Warrant Transactions was adjusted to approximately 20.1 million shares as a result of the cash dividend paid in March 2019. The Warrants will expire in ratable portions on a series of expiration dates commencing after the maturity of the Convertible Notes. The Bond Hedges and Warrants are not marked to market as the value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity. As of March 31, 2019, no warrants have been exercised.
Aside from the initial payment of a premium to the Option Counterparties under the Bond Hedges, which amount is partially offset by the receipt of a premium under the Warrant Transactions, the Company is not required to make any cash payments to the Option Counterparties under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.

Subsequent Event
All Convertible Notes were converted by their beneficial owners prior to their maturity on April 15, 2019. In accordance with the terms of the Indenture, on April 15, 2019 the Company paid $1.16 billion in the outstanding aggregate principal amount of the Convertible Notes and delivered 4.9 million newly issued shares of its common stock in respect of the remainder of the Company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. The Company received shares of its common stock under the Bond Hedges that offset the issuance of shares of common stock upon conversion of the Convertible Notes.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of March 31, 2019, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized gain on cash flow derivative instruments was $0.1 million at March 31, 2019 and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The total cumulative unrealized loss on cash flow derivative instruments was $1.0 million at December 31, 2018, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 13 for more information related to comprehensive income. The net unrealized gain as of March 31, 2019 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,184	Prepaid expenses and other current assets	$708	Accrued expenses and other current liabilities	$1,133	Accrued expenses and other current liabilities	$1,811

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$598	Prepaid expenses and other current assets	$56	Accrued expenses and other current liabilities	$55	Accrued expenses and other current liabilities	$732

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended March 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss
	2019	2018		2019	2018
Foreign currency forward contracts	$1,041	$(527)	Operating expenses	$(894)	$1,219

	For the Three Months Ended March 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2019	2018
Foreign currency forward contracts	Other income (expense), net	$(1,396)	$(3,559)

Outstanding Foreign Currency Forward Contracts
As of March 31, 2019, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 4,900
Brazilian Real	BRL 800
Pounds Sterling	GBP 8,500
Canadian Dollar	CAD 2,850
Chinese Yuan Renminbi	CNY 100,500
Danish Krone	DKK 14,182
Euro	EUR 2,564
Hong Kong Dollar	HKD 36,600
Indian Rupee	INR 448,000
Japanese Yen	JPY 1,513,000
Korean Won	KRW 830,000
New Zealand Dollar	NZD 200
Singapore Dollar	SGD 20,600
Swiss Franc	CHF 45,850
13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2018	$(2,946)	$(2,440)	$(985)	$(1,783)	$(8,154)
Other comprehensive income before reclassifications	—	2,188	147	—	2,335
Amounts reclassified from accumulated other comprehensive loss	—	(558)	894	—	336
Net current period other comprehensive income	—	1,630	1,041	—	2,671
Balance at March 31, 2019	$(2,946)	$(810)	$56	$(1,783)	$(5,483)
Income tax expense or benefit allocated to each component of other comprehensive loss is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended March 31, 2019
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(558)	Other income (expense), net
Unrealized net losses on cash flow hedges	894	Operating expenses *
	$336
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
The Company’s effective tax rate was 6.6% and 4.4% for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective tax rate when comparing the three months ended March 31, 2019 to the three months ended March 31, 2018 was primarily due to an increase in the proportion of projected annual U.S. earnings relative to foreign earnings for the period ended March 31, 2019, and tax items unique to the period ended March 31, 2018.
The Company’s net unrecognized tax benefits totaled $95.9 million and $89.9 million as of March 31, 2019 and December 31, 2018, respectively. All amounts included in the balance at March 31, 2019 for tax positions would affect the annual effective tax rate if recognized. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of March 31, 2019, the Company has accrued $5.0 million for the payment of interest.
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is not currently under examination by the United States Internal Revenue Service. With few exceptions, the Company is generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions, by tax authorities for years prior to 2015.
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
At March 31, 2019, the Company had $102.1 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program, of which $750.0 million was approved in October 2018. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2019, approximately $674.1 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
In February 2018, the Company entered into an ASR transaction with a counterparty to pay an aggregate of $750.0 million in exchange for the delivery of approximately 6.5 million shares of its common stock based on current market prices. The purchase price per share under the ASR was based on the volume-weighted average price of the Company's common stock during the term of the ASR, less a discount. The ASR was entered into pursuant to the Company's existing share repurchase program. Final settlement of the ASR agreement was completed in April 2018 and the Company received delivery of an additional 1.6 million additional shares of its common stock.
During the three months ended March 31, 2019, the Company expended approximately $93.8 million on open market purchases under the stock repurchase program, repurchasing 911,060 shares of common stock at an average price of $102.96.

During the three months ended March 31, 2018, the Company had no additional open market purchases of its common stock.
Shares for Tax Withholding
During the three months ended March 31, 2019, the Company withheld 593,988 shares from equity awards that vested, totaling $60.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three months ended March 31, 2018, the Company withheld 507,274 shares from equity awards that vested, totaling $46.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
16. COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of any pending claims, suits, assessments, regulatory investigations, or other legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. In addition, in accordance with the relevant authoritative guidance, for matters in which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect.
Due to the nature of the Company's business, the Company is subject to patent infringement claims, including current litigation alleging infringement by various Company solutions and services. The Company believes that it has meritorious defenses to the allegations made in its pending litigation and intends to vigorously defend itself; however, it is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these cases, the Company believes that outcomes that will materially and adversely affect its business, financial position, results of operations or cash flows are reasonably possible but not estimable at this time.
The Company also is the victim of a cyberattack, in which, the Company believes, between October 13, 2018 and March 8, 2019, international cyber criminals gained intermittent access to Citrix’s internal network through “password spraying”, and over a limited number of days stole business documents and files from a shared network drive and a drive associated with a web-based tool used in the Company's consulting practice. The shared drive from which documents and files were stolen was used to store current and historical business documents and files, such as human resources and employee records, some of which contained sensitive and personal identification information of the Company's current and former employees and, in limited cases, their beneficiaries and dependents; customer engagement documents, including consulting services project materials, statements of work and proofs of concept, some of which were also stored on the drive associated with a web-based tool used in the Company's consulting practice; marketing materials; sales and finance documents; contracts and other legal records; and a wide assortment of other company records. The cyber criminals also may have accessed the individual virtual drives of a very limited number of compromised users, accessed the company email accounts of the same very limited number of compromised users, and launched without further exploitation a limited number of internal applications. The Company has commenced a substantial discovery process to review the documents and files stolen from the shared network drive and the drive associated with the web-based tool used in the Company's consulting practice, and the accessed documents and files on the individual virtual drives and the company e-mail accounts of the very limited number of comprised users. Based upon the Company’s investigation to date, there is no indication that the cyber criminals discovered and exploited any vulnerabilities in the Company’s products or customer cloud services to gain entry, and there is no indication that the security of any Citrix product or customer cloud service was compromised. The Company’s investigation remains ongoing. At this time, however, the Company is not aware of any impact to its financial reporting systems from this cyberattack. Additionally, the Company continues to assess its internal controls over financial reporting and disclosure controls and procedures related to cyberattacks as its investigation continues.
Further, the Company has a program of network-security (or cyber risk) insurance policies that, with standard exclusions, insure against the costs of detecting and mitigating cyber breaches, the cost of credit monitoring, and reasonable expenses for defending and settling privacy and network security lawsuits. These policies are subject to a $500,000 self-insured retention and a total insurance limit of $200.0 million. There can be no assurance, however, that this insurance coverage is sufficient to cover this or any other cyberattack. In addition to these insurance policies, the Company maintains customary business coverage under its crime, commercial general liability, and director and officer insurance policies.

Although it is difficult to predict the ultimate outcomes of this cyberattack, based on the Company’s investigation to date, the Company believes that it is reasonably possible that outcomes from potential unasserted claims related to this cyberattack could materially and adversely affect its business, financial position, results of operations or cash flows. However, due to the ongoing nature of the Company’s investigation, it is not possible to estimate the amount or a range of potential loss, if any, at this time.
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
For the three months ended March 31, 2019 and 2018, restructuring charges were comprised of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Employee severance and related costs	$2,832	$1,041
Consolidation of leased facilities	—	5,146
Total Restructuring charges	$2,832	$6,187
During the three months ended March 31, 2019 and 2018, the Company incurred costs of $2.8 million and $1.0 million, respectively, related to initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency.
In connection with the Company's restructuring initiatives, the Company had previously vacated or consolidated properties and subsequently reassessed its obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases was based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. During the three months ended March 31, 2018, the Company incurred costs of $5.1 million, related to the consolidation of leased facilities. No costs were incurred during the three months ended March 31, 2019 related to the consolidation of leased facilities.
Restructuring accruals
The activity in the Company’s restructuring accruals for the three months ended March 31, 2019 is summarized as follows (in thousands):

Total
Balance at January 1, 2019	$45,095
Adjustment for ASC 842	(42,248)
Restructuring charges	2,832
Payments	(1,026)
Balance at March 31, 2019	$4,653

As of March 31, 2019, the $4.7 million in outstanding restructuring accruals primarily relate to employee severance and related costs. As a result of the adoption on the new lease standard, the provision for lease losses was reclassified, resulting in a reduction to operating lease right-of-use assets as of January 1, 2019. Refer to Note 2 for additional information on adoption of the lease standard.

18. STATEMENT OF CHANGES IN EQUITY

The following tables presents the changes in total stockholders' equity during the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	309,761	$310	$5,404,500	$4,169,019	$(8,154)	(178,327)	$(9,014,156)	$551,519
Shares issued under stock-based compensation plans	1,755	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	63,475	—	—	—	—	63,475
Temporary equity reclassification	—	—	6,947	—	—	—	—	6,947
Common stock issued under employee stock purchase plan	216	—	19,015	—	—	—	—	19,015
Stock repurchases, net	—	—	—	—	—	(911)	(93,805)	(93,805)
Restricted shares turned in for tax withholding	—	—	—	—	—	(594)	(60,106)	(60,106)
Cash dividends declared	—	—	—	(46,024)	—	—	—	(46,024)
Cumulative-effect adjustment from adoption of accounting standards	—	—	—	838	—	—	—	838
Other	—	—	2,000	(2,000)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	2,671	—	—	2,671
Net income	—	—	—	110,348	—	—	—	110,348
Balance at March 31, 2019	311,732	$312	$5,495,935	$4,232,181	$(5,483)	(179,832)	$(9,168,067)	$554,878

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	305,751	$306	$4,883,670	$3,509,484	$(10,806)	(162,044)	$(7,390,193)	$992,461
Shares issued under stock-based compensation plans	1,572	2	68	—	—	—	—	70
Stock-based compensation expense	—	—	35,723	—	—	—	—	35,723
Common stock issued under employee stock purchase plan	252	—	17,457	—	—	—	—	17,457
Accelerated stock repurchase program	—	—	—	—	—	(7,880)	(750,000)	(750,000)
Restricted shares turned in for tax withholding	—	—	—	—	—	(507)	(46,917)	(46,917)
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	132,778	—	—	—	132,778
Other comprehensive loss, net of tax	—	—	—	—	(4,068)	—	—	(4,068)
Other	—	—	1,615	—	—	—	—	1,615
Net income	—	—	—	144,259	—	—	—	144,259
Balance at March 31, 2018	307,575	$308	$4,938,533	$3,786,521	$(14,874)	(170,431)	$(8,187,110)	$523,378

Cash Dividend
On January 23, 2019 the Company announced that its Board of Directors approved a quarterly cash dividend of $0.35 per share which was paid on March 22, 2019 to all shareholders of record as of the close of business on March 8, 2019.
Subsequent Event
On April 24, 2019, the Company announced that its Board of Directors approved a quarterly cash dividend of $0.35 per share. This dividend is payable on June 21, 2019 to all shareholders of record as of the close of business on June 7, 2019. Future dividends will be subject to Board approval.

19. LEASES
The Company leases certain office space and equipment under various leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease liabilities in the Company’s condensed consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long term liabilities in the Company’s condensed consolidated balance sheets. Finance leases are not material to the condensed consolidated financial statements as of March 31, 2019.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the later of the adoption date of the new standard or the commencement date. The lease liability is based on the present value of lease payments over the lease term (or remaining term for existing leases). As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset is based on the liability, subject to adjustment, such as for initial direct costs, and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. For most operating leases, expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
The Company has lease agreements with lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) and non-lease components (e.g., common-area maintenance costs), which are generally accounted for as a single lease component, such as for real estate leases. For certain equipment leases, such as colocation facilities, the Company accounts for the lease and non-lease components separately.
The components of lease expense were as follows (in thousands):
Lease Cost

		Three Months Ended March 31,
	Classification	2019
Operating lease cost	General and administrative expense	$12,400
Variable lease cost	General and administrative expense	2,569
Sublease income	Other income (expense), net	(198)
Net lease cost		$14,771

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,511
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,975

Lease Term and Discount Rate

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.6
Weighted-average discount rate
Operating leases	4.71%
Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

Year ending December 31,	Operating Leases
2019 (remaining nine months)	$41,736
2020	51,608
2021	41,414
2022	35,105
2023	31,996
After 2023	88,402
Total lease payments	$290,261
Less: imputed interest	(41,305)
Present value of lease liabilities	$248,956
Supplemental balance sheet information related to leases was as follows (in thousands):

For the period ended
Operating Leases	March 31, 2019
Operating lease right-of-use assets	$191,951

Accrued expenses and other current liabilities	$45,376
Operating lease liabilities	203,580
Total operating lease liabilities	$248,956

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth initiatives, our transition to a subscription-based business model, financial information and results of operations for future periods, seasonal factors, stock-based compensation, licensing and subscription renewal programs, international operations, investment transactions and valuations of investments and derivative instruments, restructuring charges, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax estimates and other tax matters, liquidity, stock repurchases and dividends, our debt, changes in accounting rules or guidance, changes in domestic and foreign economic conditions, acquisitions, litigation matters and the security of our network, products and services, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition could vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

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
Executive Summary
During the three months ended March 31, 2019, our transition to the cloud and a subscription-based business model continued to progress well. In the first quarter, we delivered solid financial results, primarily driven by accelerated revenue growth in our Digital Workspace offerings.
On March 6, 2019, the FBI informed us that international cyber criminals had gained access to Citrix’s internal network through a “password spraying” attack, a technique that exploits weak passwords. Immediately, we engaged outside forensics and security experts, took actions to expel the cyber criminals from our internal systems, and adopted additional security measures. Additionally, we launched a comprehensive forensic investigation led by a leading, independent cybersecurity firm. Based on our investigation to date, we believe this cyberattack commenced at least as early as October 13, 2018, and encompassed a cyber incident that we became aware of in December 2018 and took certain steps to remediate based on our assessment at the time. Further, we received a notification from the Department of Homeland Security in late February 2019 concerning a network compromise that may have been part of this same cyberattack. While waiting for clarification from the Department of Homeland Security, we were contacted by the FBI on March 6, 2019.
We believe that between October 13, 2018 and March 8, 2019, cyber criminals intermittently accessed Citrix's internal network and over a limited number of days stole business documents and files from a shared network drive and a drive associated with a web-based tool used in our consulting practice. The shared drive from which documents and files were stolen was used to store current and historical business documents and files, such as human resources and employee records, some of which contained sensitive and personal identification information of our current and former employees and, in limited cases, their beneficiaries and dependents; customer engagement documents, including consulting services project materials, statements of work and proofs of concept, some of which were also stored on the drive associated with a web-based tool used in our consulting practice; marketing materials; sales and finance documents; contracts and other legal records; and a wide assortment of other company records. The cyber criminals also may have accessed the individual virtual drives of a very limited number of compromised users, accessed the company email accounts of the same very limited number of compromised users, and launched without further exploitation a limited number of internal applications. We have commenced a substantial discovery process to review the documents and files stolen from the shared network drive and the drive associated with the web-based tool used in our consulting practice, and the accessed documents and files on the individual virtual drives and the company e-mail accounts of the very limited number of comprised users. Based upon our investigation to date, we have no indication that the cyber criminals discovered and exploited any vulnerabilities in our products or customer cloud services to gain entry, and there is no indication that the security of any Citrix product or customer cloud service was compromised. Our investigation remains ongoing. At this time, however, we are not aware of any impact to our financial reporting systems from this cyberattack. Additionally, we continue to assess our internal controls over financial reporting and disclosure controls and procedures related to cyberattacks as our investigation continues.
Further, we have a program of network-security (or cyber risk) insurance policies that, with standard exclusions, insure against the costs of detecting and mitigating cyber breaches, the cost of credit monitoring, and reasonable expenses for defending and settling privacy and network security lawsuits. These policies are subject to a $500,000 self-insured retention and a total insurance limit of $200.0 million. There can be no assurance, however, that this insurance coverage is sufficient to cover this or any other cyberattack. In addition to these insurance policies, we maintain customary business coverage under our crime, commercial general liability, and director and officer insurance policies. The costs associated with this incident, to the extent not covered by insurance, are not material to the quarter ended March 31, 2019.
On April 24, 2019, we announced that our Board of Directors declared a $0.35 per share dividend payable June 21, 2019 to all shareholders of record as of the close of business on June 7, 2019. Our Board of Directors will continue to review our capital allocation strategy for potential modifications and will determine whether to repurchase shares of our common stock and/or declare future dividends based on our financial performance, business outlook and other considerations.
On April 24, 2019, we also announced that Andrew H. Del Matto resigned from his role as Executive Vice President and Chief Financial Officer of the Company, effective April 26, 2019. The Board of Directors of the Company appointed Jessica Soisson, Vice President, Corporate Controller and Chief Accounting Officer, as Interim Chief Financial Officer of the Company, effective as of April 24, 2019.
Summary of Results
For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, a summary of our results included:

•	Subscription revenue increased 37.3% to $141.6 million;

•	SaaS revenue increased 42.6% to $85.4 million and accounted for 60.3% of total subscription revenue;

•	Product and license revenue decreased 16.0% to $135.0 million;

•	Support and services revenue increased 2.1% to $442.5 million;

•	Gross margin as a percentage of revenue increased 0.6% to 85.1%;

•	Operating income decreased 25.8% to $122.8 million;

•	Diluted net income per share decreased 21.2% to $0.78; and

•	Unbilled revenue increased $295.1 million to $380.4 million.
Our Subscription revenue increased primarily due to increased customer adoption of our cloud-based solutions from our Digital Workspace offerings delivered via the cloud. Our Product and license revenue decreased primarily due to lower sales of our perpetual Networking products. The increase in Support and services revenue was primarily due to increased sales of maintenance services across our Digital Workspace perpetual offerings and higher sales of implementation services related to our Digital Workspace solutions. We currently expect total revenue to increase when comparing the second quarter of 2019 to the second quarter of 2018. The decrease in operating income was primarily due to an increase in operating expenses, as we have realigned the organization to better support our subscription model transition and have made more intentional investments in product and engineering as well as customer facing resources. The increase in operating expenses was partially offset by the increase in gross margin due to higher sales. The decrease in diluted net income per share was primarily due to a decrease in operating margin, partially offset by a decrease in the number of weighted average shares outstanding due to share repurchases.

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
For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, or the Annual Report, and Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies disclosed in the Annual Report.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2019
	2019	2018	vs. March 31, 2018
Revenues:
Subscription	$141,606	$103,158	37.3%
Product and license	135,022	160,697	(16.0)
Support and services	442,515	433,337	2.1
Total net revenues	719,143	697,192	3.1
Cost of net revenues:
Cost of subscription, support and services	71,428	63,385	12.7
Cost of product and license revenues	25,744	33,872	(24.0)
Amortization of product related intangible assets	10,301	11,029	(6.6)
Total cost of net revenues	107,473	108,286	(0.8)
Gross margin	611,670	588,906	3.9
Operating expenses:
Research and development	130,263	98,550	32.2
Sales, marketing and services	274,655	251,213	9.3
General and administrative	77,547	63,727	21.7
Amortization of other intangible assets	3,529	3,666	(3.7)
Restructuring	2,832	6,187	(54.2)
Total operating expenses	488,826	423,343	15.5
Income from operations	122,844	165,563	(25.8)
Interest income	9,674	8,731	10.8
Interest expense	(18,033)	(20,336)	(11.3)
Other income (expense), net	3,699	(3,012)	(222.8)
Income before income taxes	118,184	150,946	(21.7)
Income tax expense	7,836	6,687	17.2
Net income	$110,348	$144,259	(23.5)%
Revenues
Net revenues include Subscription, Product and license and Support and services revenues.
Subscription revenue relates to fees which are generally recognized ratably over the contractual term. Our subscription revenue includes Software as a Service (SaaS), which primarily consists of subscriptions delivered via a cloud service whereby the Customer does not take possession of the software and hybrid subscription offerings; and non-SaaS, which consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. Our hybrid subscription offerings are allocated between SaaS and non-SaaS, which are generally recognized at a point in time. For our on-premise and hybrid subscription offerings, a portion of the revenue is recognized at a point in time. In addition, our CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.
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

•	Hardware Maintenance fees for our perpetual Networking products, which include technical support and hardware and software maintenance, are recognized ratably over the contract term; and

•	Fees from consulting services related to the implementation of our solutions, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2019
	2019	2018	vs. March 31, 2018
	(in thousands)
Subscription	$141,606	$103,158	$38,448
Product and license	135,022	160,697	(25,675)
Support and services	442,515	433,337	9,178
Total net revenues	$719,143	$697,192	$21,951
Subscription
Subscription revenue increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to increased customer adoption of our cloud-based solutions from our Digital Workspace offerings. We currently expect our Subscription revenue to increase when comparing the second quarter of 2019 to the second quarter of 2018 as customers continue to shift to our cloud-based solutions.
Product and license
Product and license revenue decreased when comparing the three months ended March 31, 2019 to the three months ended March 31, 2018 primarily due to lower sales of our perpetual Networking products, mostly due to cyclical ordering patterns at large hyperscale providers. We currently expect Product and license revenue to decrease when comparing the second quarter of 2019 to the second quarter of 2018 as customers continue to shift to our cloud-based solutions.
Support and services
Support and services revenue increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily driven by increased sales of maintenance services across our Digital Workspace perpetual offerings of $6.1 million and higher sales of implementation services related to our Digital Workspace solutions of $1.3 million. We currently expect Support and services revenue to increase when comparing the second quarter of 2019 to the second quarter of 2018.
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
The following table presents the amounts of deferred revenue and unbilled revenue (in thousands):

	March 31, 2019	December 31, 2018	2019 compared to 2018
Deferred revenue	$1,756,717	$1,834,572	$(77,855)
Unbilled revenue	380,429	338,463	41,966
Deferred revenue decreased $77.9 million as of March 31, 2019 compared to December 31, 2018 primarily due to a decrease in maintenance and support, mostly due to seasonality. Unbilled revenue as of March 31, 2019 increased $42.0 million from December 31, 2018 primarily due to an increase in multi-year subscription agreements as a result of an increase in customer adoption of our cloud-based subscription offerings.

While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. We refer to those unfulfilled product license orders at the end of a given period as “product and license backlog.” As of March 31, 2019 and 2018, the amount of product and license backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for 49.1% of our net revenues for the three months ended March 31, 2019 and 45.0% of our net revenues for the three months ended March 31, 2018. The increase in our international revenues as a percentage of our net revenues for three months ended March 31, 2019 compared to the three months ended March 31, 2018 was mostly driven by an increase in revenue in our EMEA region of $22.2 million, consisting primarily of Subscription and Support and services, and an increase in revenue in our APJ region of $12.5 million, consisting primarily of Product and license and Subscription. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Cost of Net Revenues

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2019
	2019	2018	vs. March 31, 2018
	(In thousands)
Cost of subscription, support and services revenues	$71,428	$63,385	$8,043
Cost of product and license revenues	25,744	33,872	(8,128)
Amortization of product related intangible assets	10,301	11,029	(728)
Total cost of net revenues	$107,473	$108,286	$(813)
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
Cost of subscription, support and services revenues increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in sales of our subscription offerings. We currently expect Cost of subscription, support and services revenues to increase when comparing the second quarter of 2019 to the second quarter of 2018, consistent with the expected increases in Subscription revenue and Support and services revenue as discussed above.
Cost of product and license revenues decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to lower overall sales of our perpetual Networking products, which contain hardware components that have a higher cost than our software products. We currently expect Cost of product and license revenues to decrease when comparing the second quarter of 2019 to the second quarter of 2018, consistent with the expected decrease in Product and license revenue.
Amortization of product related intangible assets decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to lower amortization of certain intangible assets becoming fully amortized.
Gross Margin
Gross margin as a percentage of revenue was 85.1% for the three months ended March 31, 2019 and 84.5% for the three months ended March 31, 2018, respectively. The increase in gross margin when comparing the three months ended March 31, 2019 to March 31, 2018 was primarily due to an increase in sales.
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
Research and Development Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2019
	2019	2018	vs. March 31, 2018
	(In thousands)
Research and development	$130,263	$98,550	$31,713
Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in stock-based compensation of $17.0 million and compensation and other employee-related costs of $10.3 million related to a net increase in headcount.
Sales, Marketing and Services Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2019
	2019	2018	vs. March 31, 2018
	(In thousands)
Sales, marketing and services	$274,655	$251,213	$23,442
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
Sales, marketing and services expenses increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in compensation and other employee-related costs of $6.7 million due to a net increase in sales and services headcount, an increase in stock-based compensation of $6.4 million, and an increase in variable compensation of $4.9 million.

General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2019
	2019	2018	vs. March 31, 2018
	(In thousands)
General and administrative	$77,547	$63,727	$13,820
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in stock-based compensation of $5.4 million, an increase in professional fees of $4.6 million and an increase in compensation and employee-related costs of $3.6 million due to a net increase in headcount.
2019 Operating Expense Outlook
When comparing the second quarter of 2019 to the second quarter of 2018, we currently expect Operating expenses to increase in absolute dollars with respect to sales, marketing and services expenses due to our continued investment in demand generation, and to better serve customer success. We expect an increase in absolute dollars with respect to research and development expenses as we continue to invest in product and engineering as customer facing resources, as well as an increase in absolute dollars in general and administrative expenses.
Interest Income

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2019
	2019	2018	vs. March 31, 2018
	(In thousands)
Interest income	$9,674	$8,731	$943
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 mostly due to higher yields on investments. See Note 6 to our condensed consolidated financial statements for additional details regarding our investments.

Interest Expense

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2019
	2019	2018	vs. March 31, 2018
	(In thousands)
Interest expense	$(18,033)	$(20,336)	$2,303
Interest expense primarily consists of interest paid on our Convertible Notes, 2027 Notes and our credit facility. Interest expense decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to a lower balance on our Convertible Notes as a result of the settlement of conversion notices received during the fourth quarter of 2018. See Note 11 to our condensed consolidated financial statements for additional details regarding our debt.

Other Income (Expense), Net

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2019
	2019	2018	vs. March 31, 2018
	(In thousands)
Other income (expense), net	$3,699	$(3,012)	$6,711
Other income (expense), net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other income (expense), net during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily driven by an increase from the remeasurement and settlements of foreign currency transactions of $3.3 million, an increase in realized gains from our available-for-sale investments of $1.6 million and an increase related to our strategic investments of $1.2 million.
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
Our effective tax rate was 6.6% and 4.4% for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective tax rate when comparing the three months ended March 31, 2019 to the three months ended March 31, 2018 was primarily due to an increase in the proportion of projected annual U.S. earnings relative to foreign earnings for the period ended March 31, 2019, and tax items unique to the period ended March 31, 2018.
Our net unrecognized tax benefits totaled $95.9 million and $89.9 million as of March 31, 2019 and December 31, 2018, respectively. All amounts included in the balance at March 31, 2019 for tax positions would affect the annual effective tax rate if recognized. We have $5.0 million accrued for the payment of interest as of March 31, 2019.
We and one or more of our subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. We are not currently under examination by the United States Internal Revenue Service. With few exceptions, we are generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions, by tax authorities for years prior to 2015.
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
At March 31, 2019, we had $102.1 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.

Liquidity and Capital Resources
During the three months ended March 31, 2019, we generated operating cash flows of $267.6 million. These operating cash flows related primarily to net income of $110.3 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $65.2 million, depreciation and amortization expenses of $54.4 million, and deferred income tax expense of $24.0 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $6.6 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an inflow in accounts receivable of $204.4 million driven by an increase in collections from higher prior period bookings and an inflow from prepaid expenses and other current assets of $17.5 million, primarily due to decreases from prepaid cloud commitment agreements. These inflows are partially offset by an outflow in accrued expenses and other current liabilities of $82.0 million, primarily due to decreases in employee-related accruals, changes in deferred revenue of $77.9 million, primarily maintenance and support, as well as an outflow in income taxes, net of $49.4 million due to decreases in income taxes payable. Our investing activities provided $882.9 million of cash consisting primarily of cash received from the net proceeds from the sale of investments of $900.8 million, partially offset by cash paid for the purchase of property and equipment of $17.3 million. Our financing activities used cash of $157.5 million primarily due to cash paid for stock repurchases of $93.8 million, cash dividends on our common stock of $46.0 million and cash paid for tax withholding on vested stock awards of $17.7 million.
During the three months ended March 31, 2018, we generated operating cash flows of $357.9 million. These operating cash flows related primarily to net income of $144.3 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $35.7 million, depreciation and amortization expenses of $41.9 million, and deferred income tax expense of $8.2 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $116.4 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an inflow in accounts receivable of $285.1 million driven by an increase in collections from higher prior period bookings. This inflow is partially offset by changes in deferred revenue of $79.9 million mostly due to the upfront recognition of term licenses per the new revenue standard as well as seasonality, changes in accrued expenses and other liabilities of $52.7 million primarily due an increase in the non-current portion of capitalized commissions under the new revenue standard and changes in employee-related accruals, changes in income taxes, net of $36.0 million mostly due to a decrease in income taxes payable, and changes in prepaid expenses and other current assets of $13.5 million. Our investing activities provided $248.5 million of cash consisting primarily of cash received from the net proceeds from the sale of investments of $331.4 million, partially offset by cash paid for acquisitions of $66.3 million and cash paid for the purchase of property and equipment of $16.0 million. Our financing activities used cash of $769.2 million primarily due to cash paid for stock repurchases of $600.0 million, amounts paid for, but not settled, under our accelerated stock repurchase program of $150.0 million and cash paid for tax withholding on vested stock awards of $13.6 million.
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
Credit Facility
On January 7, 2015, we entered into a credit agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement. As of March 31, 2019, there was no amount outstanding under the credit facility.
The Credit Agreement contains certain financial covenants that require us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. We were in compliance with these covenants as of March 31, 2019. In addition, the Credit Agreement contains customary representations and warranties. Please see Note 11 to our condensed consolidated financial statements for additional details on our Credit Agreement.
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
We used the remainder of the net proceeds from the offering and a portion of our existing cash and investments to purchase an aggregate of approximately $1.5 billion of our common stock under our share repurchase program. We used approximately $101.0 million to purchase shares of our common stock from certain purchasers of the Convertible Notes in privately negotiated transactions concurrently with the closing of the offering, and the remaining $1.4 billion to purchase additional shares of our common stock through an accelerated share repurchase transaction, which we entered into with Citibank, N.A., or Citibank, on April 25, 2014, and which is discussed in further detail in Note 11 to our condensed consolidated financial statements.
As of October 15, 2018, we received conversion notices from noteholders with respect to $273.0 million in aggregate principal amount of Convertible Notes requesting conversion as a result of the sales price condition having been met during the second and third quarter of 2018. In accordance with the terms of the Convertible Notes, in the fourth quarter of 2018, we made cash payments of this aggregate principal amount and delivered 1.3 million newly issued shares of our common stock in respect of the remainder of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. We received shares of our common stock under the Bond Hedges that offset the issuance of shares of common stock upon conversion of the Convertible Notes. In addition, on or after October 15, 2018 until the close of business on the second scheduled trading day immediately preceding the April 15, 2019 maturity date, holders of the Convertible Notes had the right to convert their notes at any time, regardless of whether the sales price condition was met. Any conversions with respect to conversion notices received by us on or after October 15, 2018 settled on the maturity date. As of March 31, 2019, the outstanding balance, net of discount, of $1.16 billion of the Convertible Notes was included in current liabilities and the difference between the face value and carrying value of $1.2 million was included in temporary equity in the accompanying condensed consolidated balance sheets.

All Convertible Notes were converted by their beneficial owners prior to their maturity on April 15, 2019. In accordance with the terms of the Indenture, on April 15, 2019, we paid $1.16 billion in the outstanding aggregate principal amount of the Convertible Notes and delivered 4.9 million newly issued shares of our common stock in respect of the remainder of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. We received shares of our common stock under the Bond Hedges that offset the issuance of shares of common stock upon conversion of the Convertible Notes. Please see Note 11 to our condensed consolidated financial statements for additional details on our Convertible Notes and Bond Hedges.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2019. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements and service our short term debt obligations for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions and for general corporate purposes.
Cash, Cash Equivalents and Investments

	March 31, 2019	December 31, 2018	2019 Compared to 2018
	(In thousands)
Cash, cash equivalents and investments	$1,872,620	$1,776,700	$95,920
The increase in Cash, cash equivalents and investments when comparing March 31, 2019 to December 31, 2018, is primarily due to cash provided by operating activities of $267.6 million, partially offset by cash paid for stock repurchases of $93.8 million, cash dividends on our common stock of $46.0 million, cash paid for tax withholding on vested stock awards of $17.7 million, and cash paid for property and equipment of $17.3 million.
As of March 31, 2019, $642.1 million of the $1.87 billion of Cash, cash equivalents and investments was held by our foreign subsidiaries. As a result of the Tax Cuts and Jobs Act, which became effective January 1, 2018, the cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program, of which $750.0 million was approved in October 2018. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At March 31, 2019, $674.1 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
In February 2018, we entered into an ASR transaction with a counterparty to pay an aggregate of $750.0 million in exchange for the delivery of approximately 6.5 million shares of our common stock based on current market prices. The purchase price per share under the ASR was based on the volume-weighted average price of our common stock during the term of the ASR, less a discount. The ASR was entered into pursuant to our existing share repurchase program. Final settlement of the ASR agreement was completed in April 2018 and we received delivery of an additional 1.6 million shares of our common stock.
During the three months ended March 31, 2019, we expended approximately $93.8 million on open market purchases under the stock repurchase program, repurchasing 911,060 shares of common stock at an average price of $102.96.
During the three months ended March 31, 2018, we had no additional open market purchases of our common stock.

Shares for Tax Withholding
During the three months ended March 31, 2019, we withheld 593,988 shares from equity awards that vested, totaling $60.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three months ended March 31, 2018, we withheld 507,274 shares from equity awards that vested, totaling $46.9 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended March 31, 2019 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2019, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2019, we implemented certain internal controls related to the evaluation of our lease agreements and the assessment of the impact of the new leases standard, ASC 842, on our financial statements to facilitate its adoption effective January 1, 2019. In addition, we have made some changes to certain internal controls to reflect new systems and processes that were implemented as a result of the adoption of ASC 842. Except for the implementation of certain internal controls related to the adoption of ASC 842, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various legal proceedings, including suits, assessments, regulatory actions and investigations. We believe that we have meritorious defenses in these matters; however, we are unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. In addition, due to the nature of our business, we are subject to various litigation matters, including patent infringement claims alleging infringement by various Citrix products and services. We believe that we have meritorious defenses to the allegations made in our pending cases and intend to vigorously defend these lawsuits; however, we are unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. Although it is difficult to predict the ultimate outcomes of these cases, we believe that outcomes that will materially and adversely affect our business, financial position, results of operations or cash flows are reasonably possible, but not estimable at this time.
We also are the victim of a cyberattack, in which international cyber criminals gained intermittent access to our internal network through “password spraying”, and over a limited number of days stole business documents and files from a shared network drive and a drive associated with a web-based tool used in our consulting practice. Our investigation remains ongoing. Please also see Management’s Discussion and Analysis - Executive Summary.
Further, we have a program of network-security (or cyber risk) insurance policies that, with standard exclusions, insure against the costs of detecting and mitigating cyber breaches, the cost of credit monitoring, and reasonable expenses for defending and settling privacy and network security lawsuits. These policies are subject to a $500,000 self-insured retention and a total insurance limit of $200.0 million. There can be no assurance, however, that this insurance coverage is sufficient to cover this or any other cyberattack. In addition to these insurance policies, we maintain customary business coverage under our crime, commercial general liability, and director and officer insurance policies.
Although it is difficult to predict the ultimate outcomes of this cyberattack, based on our investigation to date, we believe that it is reasonably possible that outcomes from potential unasserted claims related to this cyberattack could materially and adversely affect our business, financial position, results of operations or cash flows. However, due to the ongoing nature of our investigation, it is not possible to estimate the amount or a range of potential loss, if any, at this time.

ITEM 1A.	RISK FACTORS

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 15, 2019.
The cyberattack involving our internal network that we announced on March 8, 2019 could have a material adverse impact on our business, results of operations and financial condition.
On March 6, 2019, the FBI informed us that international cyber criminals had gained access to Citrix’s internal network through a “password spraying” attack, a technique that exploits weak passwords. Immediately, we engaged outside forensics and security experts, took actions to expel the cyber criminals from our internal systems, and adopted additional security measures. Additionally, we launched a comprehensive forensic investigation led by a leading, independent cybersecurity firm. Based on our investigation to date, we believe this cyberattack commenced at least as early as October 13, 2018, and encompassed a cyber incident that we became aware of in December 2018 and took certain steps to remediate based on our assessment at the time. Further, we received a notification from the Department of Homeland Security in late February 2019 concerning a network compromise that may have been part of this same cyberattack. While waiting for clarification from the Department of Homeland Security, we were contacted by the FBI on March 6, 2019.
We believe that between October 13, 2018 and March 8, 2019, cyber criminals intermittently accessed Citrix's internal network and over a limited number of days stole business documents and files from a shared network drive and a drive associated with a web-based tool used in our consulting practice. The shared drive from which documents and files were stolen was used to store current and historical business documents and files, such as human resources and employee records, some of which contained sensitive and personal identification information of our current and former employees and, in limited cases, their beneficiaries and dependents; customer engagement documents, including consulting services project materials, statements of work and proofs of concept, some of which were also stored on the drive associated with a web-based tool used in our consulting practice; marketing materials; sales and finance documents; contracts and other legal records; and a wide assortment of other company records. The cyber criminals also may have accessed the individual virtual drives of a very limited number of compromised users, accessed the company email accounts of the same very limited number of compromised users, and launched without further exploitation a limited number of internal applications. We have commenced a substantial discovery process to review the documents and files stolen from the shared network drive and the drive associated with the web-based tool used in our consulting practice, and the accessed documents and files on the individual virtual drives and the company e-mail accounts of the very limited number of comprised users. Based upon our investigation to date, we have no indication that the cyber criminals discovered and exploited any vulnerabilities in our products or customer cloud services to gain entry, and there is no indication that the security of any Citrix product or customer cloud service was compromised.
Our investigation, however, remains ongoing, and this cyberattack could result in (among other consequences):

•	lost sales, including from disruption of customer relationships;

•	disruptions in the operation of our business;

•	harm to our reputation or brand;

•	negative publicity;

•	lost trust from our customers, partners and employees;

•	regulatory enforcement action under the General Data Protection Regulation or other legal authority, which could result in significant fines and/or penalties or injunctive remedies;

•
individual and/or class action lawsuits, due to, among other things, the compromise of sensitive employee or customer information, which could result in financial judgments against us or the payment of settlement amounts, which would cause us to incur legal fees and costs;

•	costs associated with responding to, and mitigating, the incident in excess of insurance policy limits, or that may not be covered by insurance;

•	disputes with our insurance carriers concerning coverage for the costs associated with responding to, and mitigating, the incident; and

•	longer-term remediation and security enhancement expenses.
Consequently, this cyberattack could have a material adverse impact on our business, results of operations and financial condition.
Further, we have a program of network-security (or cyber risk) insurance policies that, with standard exclusions, insure against the costs of detecting and mitigating cyber breaches, the cost of credit monitoring, and reasonable expenses for defending and settling privacy and network security lawsuits. These policies are subject to a $500,000 self-insured retention and a total insurance limit of $200.0 million. There can be no assurance, however, that this insurance coverage is sufficient to cover this or any other cyberattack. In addition to these insurance policies, we maintain customary business coverage under our crime, commercial general liability, and director and officer insurance policies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The Company's Board of Directors authorized an ongoing stock repurchase program, of which $750.0 million was approved in October 2018. The objective of the stock repurchase program is to improve stockholders’ returns. As of March 31, 2019, $674.1 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended March 31, 2019:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
January 1, 2019 through January 31, 2019	141,174	$101.92	98,367	$757,897
February 1, 2019 through February 28, 2019	468,737	$105.51	360,270	$719,929
March 1, 2019 through March 31, 2019	895,137	$100.62	452,423	$674,091
Total	1,505,048	$102.26	911,060	$674,091

(1)
Includes approximately 593,988 shares withheld from restricted stock units that vested in the first quarter of 2019 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.

(2)
Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

Our policy governing transactions in Citrix securities by our directors, officers and employees permits our directors, officers and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that Nanci E. Caldwell, a member of our Board of Directors, entered into a new trading plan in the first quarter of 2019 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May, 2019.

CITRIX SYSTEMS, INC.

By:	/s/ JESSICA SOISSON
Jessica Soisson
Interim Chief Financial Officer
(Authorized Officer and Principal Financial Officer)