Form 10-Q
period 2019-06-30
CITRIX SYSTEMS INC
filed 2019-08-06
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Fort Lauderdale
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No   ☒
As of July 26, 2019, there were 130,902,113 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

2

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2019

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$504,720	$618,766
Short-term investments, available-for-sale	58,425	583,615
Accounts receivable, net of allowances of $7,510 and $4,530 at June 30, 2019 and December 31, 2018, respectively	530,102	688,420
Inventories, net	22,888	21,905
Prepaid expenses and other current assets	155,579	174,195
Total current assets	1,271,714	2,086,901
Long-term investments, available-for-sale	30,484	574,319
Property and equipment, net	245,395	243,396
Operating lease right-of-use assets	191,010	—
Goodwill	1,800,275	1,802,670
Other intangible assets, net	145,048	167,187
Deferred tax assets, net	116,929	136,998
Other assets	134,341	124,578
Total assets	$3,935,196	$5,136,049
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$96,768	$75,551
Accrued expenses and other current liabilities	284,385	290,492
Income taxes payable	11,463	44,409
Current portion of convertible notes	—	1,155,445
Current portion of deferred revenues	1,288,910	1,345,243
Total current liabilities	1,681,526	2,911,140
Long-term portion of deferred revenues	455,804	489,329
Long-term debt	742,482	741,825
Long-term income taxes payable	259,391	285,627
Operating lease liabilities	200,084	—
Other liabilities	87,887	148,499
Commitments and contingencies
Temporary equity from convertible notes	—	8,110
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 316,969 and 309,761 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	317	310
Additional paid-in capital	6,078,960	5,404,500
Retained earnings	4,277,586	4,169,019
Accumulated other comprehensive loss	(4,610)	(8,154)
	10,352,253	9,565,675
Less - common stock in treasury, at cost (186,486 and 178,327 shares at June 30, 2019 and December 31, 2018, respectively)	(9,844,231)	(9,014,156)
Total stockholders' equity	508,022	551,519
Total liabilities, temporary equity and stockholders' equity	$3,935,196	$5,136,049
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share information)
Revenues:
Subscription	$155,833	$110,796	$297,439	$213,954
Product and license	140,654	192,058	275,676	352,755
Support and services	452,210	439,511	894,725	872,848
Total net revenues	748,697	742,365	1,467,840	1,439,557
Cost of net revenues:
Cost of subscription, support and services	78,817	67,523	150,245	130,908
Cost of product and license revenues	21,878	29,707	47,622	63,579
Amortization of product related intangible assets	9,784	11,519	20,085	22,548
Total cost of net revenues	110,479	108,749	217,952	217,035
Gross margin	638,218	633,616	1,249,888	1,222,522
Operating expenses:
Research and development	134,029	112,943	264,292	211,493
Sales, marketing and services	298,429	286,730	573,084	537,943
General and administrative	81,162	77,340	158,709	141,067
Amortization of other intangible assets	3,205	4,019	6,734	7,685
Restructuring	4,311	7,437	7,143	13,624
Total operating expenses	521,136	488,469	1,009,962	911,812
Income from operations	117,082	145,147	239,926	310,710
Interest income	3,870	9,402	13,544	18,133
Interest expense	(10,289)	(20,542)	(28,322)	(40,878)
Other (expense) income, net	(3,420)	(2,537)	279	(5,549)
Income before income taxes	107,243	131,470	225,427	282,416
Income tax expense	13,748	24,637	21,584	31,324
Net income	$93,495	$106,833	$203,843	$251,092
Earnings per share:
Basic	$0.71	$0.79	$1.55	$1.82
Diluted	$0.70	$0.73	$1.48	$1.72
Weighted average shares outstanding:
Basic	131,309	135,993	131,396	137,614
Diluted	134,277	145,447	137,635	145,709

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$93,495	$106,833	$203,843	$251,092
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains (losses)	614	332	2,802	(4,210)
Less: reclassification adjustment for net (gains) losses included in net income	(26)	243	(584)	1,244
Net change (net of tax effect)	588	575	2,218	(2,966)
Cash flow hedges:
Change in unrealized gains (losses)	188	(3,422)	335	(2,730)
Less: reclassification adjustment for net losses (gains) included in net income	97	(997)	991	(2,216)
Net change (net of tax effect)	285	(4,419)	1,326	(4,946)
Other comprehensive income (loss)	873	(3,844)	3,544	(7,912)
Comprehensive income	$94,368	$102,989	$207,387	$243,180

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Operating Activities
Net income	$203,843	$251,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	118,689	106,266
Stock-based compensation expense	133,554	91,567
Deferred income tax expense	18,870	5,756
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	1,326	6,021
Other non-cash items	3,921	5,166
Total adjustments to reconcile net income to net cash provided by operating activities	276,360	214,776
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	155,170	182,469
Inventories	(2,594)	(6,645)
Prepaid expenses and other current assets	22,733	(38,080)
Other assets	(31,126)	1,795
Income taxes, net	(67,283)	(72,405)
Accounts payable	21,256	19,851
Accrued expenses and other current liabilities	(62,812)	10,435
Deferred revenues	(89,858)	(41,100)
Other liabilities	4,224	5,850
Total changes in operating assets and liabilities, net of the effects of acquisitions	(50,290)	62,170
Net cash provided by operating activities	429,913	528,038
Investing Activities
Purchases of available-for-sale investments	(19,984)	(332,136)
Proceeds from sales of available-for-sale investments	938,031	434,901
Proceeds from maturities of available-for-sale investments	153,708	196,791
Purchases of property and equipment	(38,061)	(32,929)
Cash paid for acquisitions, net of cash acquired	—	(65,983)
Cash paid for licensing agreements, patents and technology	(2,158)	(1,217)
Other	1,165	3,002
Net cash provided by investing activities	1,032,701	202,429
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	—	113
Repayment of acquired debt	—	(5,674)
Repayment on convertible notes	(1,164,497)	—
Stock repurchases, net	(250,000)	(764,978)
Cash paid for tax withholding on vested stock awards	(70,552)	(49,936)
Cash paid for dividends	(91,851)	—
Net cash used in financing activities	(1,576,900)	(820,475)
Effect of exchange rate changes on cash and cash equivalents	240	(3,414)
Change in cash and cash equivalents	(114,046)	(93,422)
Cash and cash equivalents at beginning of period	618,766	1,115,130
Cash and cash equivalents at end of period	$504,720	$1,021,708
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
The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific and Japan (“APJ”). All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
The Company's revenues are derived from sales of its Digital Workspace solutions, Networking products and related Support and services. The Company operates under one reportable segment. See Note 10 for more information on the Company's segment.
2. SIGNIFICANT ACCOUNTING POLICIES
During the first quarter of 2019, the Company adopted new accounting guidance related to leases, which is described below. There have been no other significant changes in the Company’s accounting policies during the three and six months ended June 30, 2019 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting for leases (“ASC 842”). The new guidance requires that lessees in a leasing arrangement recognize a right-of-use (“ROU”) asset and a lease liability for most leases (other than leases that meet the definition of a short-term lease). The Company adopted this standard as of January 1, 2019 using a modified retrospective approach and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification and not reassess whether any expired or existing contract is a lease or contains a lease.
Adoption of this standard had a material impact in the Company’s condensed consolidated balance sheets, but did not have a material impact on its condensed consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while its accounting for finance leases remained substantially unchanged. Adoption of the new standard resulted in the recording of additional right-of-use assets for operating leases (net of previously recorded lease losses related to the consolidation of leased facilities of $42.2 million and deferred rent liability of $20.5 million under the old guidance) of approximately $194.5 million and operating lease liabilities of approximately $256.4 million, as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings of $0.8 million. Adoption of this standard had no impact to cash from or used in operating, financing, or investing in the Company’s condensed consolidated cash flows statements. Adoption of this standard had no impact on the Company's debt covenant compliance under its current agreement or on liquidity. See Note 19 for additional information regarding the Company’s leases.

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
Available-for-sale Investments
Short-term and long-term available-for-sale investments as of June 30, 2019 and December 31, 2018 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Subscription
Subscription revenues primarily consist of cloud-hosted offerings which provide customers a right to use, or a right to access, one or more of the Company’s cloud-hosted subscription offerings, with routine customer support, as well as revenues from the Citrix Service Provider ("CSP") program and on-premise subscription software licenses. For the Company’s cloud-hosted performance obligations, revenue is generally recognized on a ratable basis over the contract term beginning on the date that the Company's service is made available to the customer, as the Company continuously provides online access to the web-based software that the customer can use at any time. The CSP program provides subscription-based services in which the CSP partners host software services to their end users.
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
Sales tax
The Company records revenue net of sales tax.

Timing of revenue recognition

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018(1)	2019	2018(1)
	(In thousands)
Products and services transferred at a point in time	$178,160	$215,523	$341,124	$397,849
Products and services transferred over time	570,537	526,842	1,126,716	1,041,708
Total net revenues	$748,697	$742,365	$1,467,840	$1,439,557

(1)
Includes a net reclassification from Products and services transferred at a point in time to Products and services transferred over time of $10.0 million for the six months ended June 30, 2018. For the three months ended March 31, 2018, the Company reclassified $11.6 million from Product and services transferred over time to Product and services transferred at a point in time. For the three months ended June 30, 2018, the Company reclassified $21.6 million from Product and services transferred at a point in time to Product and services transferred over time. The change in presentation does not affect the Company's condensed consolidated financial position, results from operations or cash flows.

Contract balances
The Company's short-term and long-term contract assets were $4.6 million and $3.7 million, respectively as of December 31, 2018, and $8.1 million and $14.3 million, respectively as of June 30, 2019. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.35 billion and $489.3 million, respectively, as of December 31, 2018 and $1.29 billion and $455.8 million, respectively, as of June 30, 2019. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three and six months ended June 30, 2019, the Company recognized $467.6 million and $835.9 million, respectively, of revenue that was included in the deferred revenue balance as of March 31, 2019 and December 31, 2018, respectively.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no asset impairment charges related to contract assets for the three and six months ended June 30, 2019 and 2018.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$577,291	$65,164	$2,128	$644,583
Support and services	1,534,685	47,078	2,581	1,584,344
Total net revenues	$2,111,976	$112,242	$4,709	$2,228,927

Contract acquisition costs
The Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid and related payroll taxes when contracts are signed. The asset recognized from capitalized incremental and recoverable acquisition costs is amortized on a basis consistent with the pattern of transfer of the products or services to which the asset relates.
The Company’s typical contracts include performance obligations related to product and licenses and support. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a basis that is consistent with the transfer of the goods or services to which the asset relates. The commissions paid on annual renewals of support for product and licenses are not commensurate with the initial commission. The costs allocated to product and licenses are expensed at the time of sale, when revenue for the product and functional software licenses is recognized. The costs allocated to customer support for product and licenses are amortized ratably over a period of the greater of the contract term or the average customer life, the expected period of benefit of the asset capitalized. The Company currently estimates an average customer life of three years to five years, which it believes is appropriate based on consideration of the historical average customer life and the estimated useful life of the underlying product and license sold as part of the transaction. Amortization of contract acquisition costs related to support are limited to the contractual period of the arrangement as the Company intends to pay a commensurate commission upon renewal of the related support. For contracts that contain multi-year services or subscriptions, the amortization period of the capitalized costs is the expected period of benefit, which is the greater of the contractual term or the expected customer life.
The Company elects to apply a practical expedient to expense contract acquisition costs as incurred where the expected period of benefit is one year or less.
For the three and six months ended June 30, 2019, the Company recorded amortization of capitalized contract acquisition costs of $10.9 million and $21.6 million, respectively, and for the three and six months ended June 30, 2018, the Company recorded amortization of capitalized contract acquisition costs of $8.3 million and $16.2 million, respectively, which is recorded in Sales, marketing and services expense in the accompanying condensed consolidated statement of income. The Company's short-term and long-term contract acquisition costs were $43.7 million and $66.5 million, respectively, as of June 30, 2019. There was no impairment loss in relation to costs capitalized during the three and six months ended June 30, 2019 and 2018.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income	$93,495	$106,833	$203,843	$251,092
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	131,309	135,993	131,396	137,614
Effect of dilutive employee stock awards	1,453	1,940	2,145	2,360
Effect of dilutive Convertible Notes	782	6,023	2,867	5,258
Effect of dilutive warrants	733	1,491	1,227	477
Denominator for diluted earnings per share - weighted-average shares outstanding	134,277	145,447	137,635	145,709

Basic earnings per share	$0.71	$0.79	$1.55	$1.82

Diluted earnings per share	$0.70	$0.73	$1.48	$1.72

For the three and six months ended June 30, 2019, the weighted-average number of shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of the Company's warrants, as the average stock price during the quarters was above the weighted-average warrant strike price of $94.53 per share and $94.69 per share, respectively. For the three and six months ended June 30, 2018, the weighted-average number of shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of the Company's warrants, as the average stock price during the quarters was above the weighted-average warrant strike price of $95.25 per share. Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial during the periods presented.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share because upon conversion the Company paid cash up to the aggregate principal amount of the Convertible Notes converted and delivered shares of common stock in respect of the remainder of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes converted. The conversion spread had a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeded the conversion price. For the three and six months ended June 30, 2019 and 2018, the average market price of the Company's common stock exceeded the conversion price; therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share. See Note 11 for detailed information on the Convertible Notes offering.
5. ACQUISITIONS
2018 Business Combinations
Sapho, Inc.

On November 13, 2018, the Company acquired all of the issued and outstanding securities of Sapho, Inc. (“Sapho”), whose technology is intended to advance the Company’s development of the intelligent workspace. The acquired technology enables efficient workstyles by creating a unified and customizable notification experience for business applications. The total cash consideration for this transaction was $182.7 million, net of $3.7 million cash acquired. Transaction costs associated with the acquisition were not significant. The Company continues to evaluate certain income tax assets and liabilities related to the Sapho acquisition that may be subject to change through the remainder of the measurement period, which will extend not more than twelve months from the acquisition date.

Cedexis, Inc.
On February 6, 2018, the Company acquired all of the issued and outstanding securities of Cedexis, Inc. (“Cedexis”), whose solution is a real-time data driven service for dynamically optimizing the flow of traffic across public clouds and data centers that provides a dynamic and reliable way to route and manage Internet performance for customers moving towards hybrid and multi-cloud deployments. The total cash consideration for this transaction was $66.0 million, net of $6.0 million cash acquired. Transaction costs associated with the acquisition were not significant.
6. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	June 30, 2019				December 31, 2018
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$1,680	$—	$(4)	$1,676	$314,982	$333	$(2,367)	$312,948
Corporate securities	73,291	1	(205)	73,087	612,698	116	(4,156)	608,658
Municipal securities	—	—	—	—	2,500	4	—	2,504
Government securities	14,160	6	(20)	14,146	234,668	91	(935)	233,824
Total	$89,131	$7	$(229)	$88,909	$1,164,848	$544	$(7,458)	$1,157,934

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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2019 were approximately seven months and two years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three and six months ended June 30, 2019, the Company received proceeds from the sales of available-for-sale investments of $165.0 million and $938.0 million respectively, and for the three and six months ended June 30, 2018, the Company received proceeds from the sales of available-for-sale investments of $76.4 million and $434.9 million, respectively.
For the three and six months ended June 30, 2019, the Company had realized gains on the sales of available-for-sale investments of $0.5 million and $1.5 million respectively. For the three months ended June 30, 2018, the Company had no realized gains on the sales of available-for-sale investments. For the six months ended June 30, 2018, the Company had $0.1 million in realized gains on the sales of available-for-sale investments.
For the three and six months ended June 30, 2019, the Company had realized losses on available-for-sale investments of $0.5 million and $0.9 million, respectively, and for the three and six months ended June 30, 2018, the Company had realized losses on available-for-sale investments of $0.3 million and $1.4 million, respectively, primarily related to sales of these investments during these periods.
All realized gains and losses related to the sales of available-for-sale investments are included in Other (expense) income, net, in the accompanying condensed consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of June 30, 2019 and December 31, 2018 were $0.2 million and $2.9 million, respectively. Because the Company does not currently intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.

Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of $12.4 million and $13.4 million as of June 30, 2019 and December 31, 2018, respectively, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly. The Company determined that there were no material adjustments resulting from observable price changes to the Company's investments in privately-held companies without a readily determinable fair value for the three and six months ended June 30, 2019. The fair value of these investments represents a Level 3 valuation as the assumptions used in valuing these investments are not directly or indirectly observable. See Note 7 for detailed information on fair value measurements.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $11.7 million and $10.9 million as of June 30, 2019 and December 31, 2018, respectively, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. These private equity funds focus on making venture capital investments, principally by investing in equity securities of early and late stage privately held corporations. The funds’ general partner shall determine the amount, timing and form (whether cash or in kind) of all distributions made by the funds. The Company may only transfer its investments in private equity fund interests subject to the general partner’s written consent and cannot trade its fund interests in established securities markets, secondary markets or equivalents thereof. The Company has unfunded commitments of $0.7 million as of June 30, 2019.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$417,088	$417,088	$—	$—
Money market funds	84,666	84,666	—	—
Corporate securities	2,966	—	2,966	—
Available-for-sale securities:
Agency securities	1,676	—	1,676	—
Corporate securities	73,087	—	72,087	1,000
Government securities	14,146	—	14,146	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,355	—	1,355	—
Total assets	$594,984	$501,754	$92,230	$1,000
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,239	—	1,239	—
Total liabilities	$1,239	$—	$1,239	$—

	As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$505,363	$505,363	$—	$—
Money market funds	88,126	88,126	—	—
Agency securities	3,296	—	3,296	—
Corporate securities	9,371	—	9,371	—
Government securities	12,610	—	12,610	—
Available-for-sale securities:
Agency securities	312,948	—	312,948	—
Corporate securities	608,658	—	607,945	713
Municipal securities	2,504	—	2,504	—
Government securities	233,824	—	233,824	—
Prepaid expenses and other current assets:
Foreign currency derivatives	764	—	764	—
Total assets	$1,777,464	$593,489	$1,183,262	$713
Accrued expenses and other current liabilities:
Foreign currency derivatives	2,543	—	2,543	—
Total liabilities	$2,543	$—	$2,543	$—

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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three and six months ended June 30, 2019, a certain direct investment in a privately-held company with a carrying value of $1.9 million was acquired by a third party and the Company received proceeds of $0.2 million. As a result, the Company wrote down the investment to a fair value of zero and recorded an impairment charge of $1.7 million, which is included in Other (expense) income, net in the accompanying condensed consolidated statements of income.
For the three and six months ended June 30, 2018, the Company determined that certain direct investments in privately-held companies were impaired and recorded charges of $0.4 million and $0.9 million, respectively, which were included in Other (expense) income, net in the accompanying condensed consolidated statements of income. In determining the fair value of the investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of June 30, 2019, the fair value of the $750.0 million of unsecured senior notes due December 1, 2027 (the “2027 Notes"), which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended June 30, 2019, and carrying value of the 2027 Notes was as follows (in thousands):

	Fair Value	Carrying Value
2027 Notes	$777,015	$742,482

See Note 11 for more information on the 2027 Notes.
8. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2019, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was approved at the Company's Annual Meeting of Stockholders on June 22, 2017. In March 2019, the Company's Board of Directors adopted an amendment to the Amended and Restated 2014 Equity Incentive Plan, which was approved at the Company's Annual Meeting of Stockholders on June 4, 2019. The Company’s superseded stock plans with outstanding awards include the Amended and Restated 2005 Equity Incentive Plan (the "2005 Plan").
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. ISOs, NSOs, and SARs are not currently being granted. Pursuant to the June 2019 amendment, the maximum number of shares of common stock available for issuance under the 2014 Plan was reduced to 43,400,000. In addition, the amendment removes the fungible share adjustment used to determine shares available for issuance. Under the original terms of the 2014 Plan, shares available for issuance were adjusted by a 2.75 fungible share factor. Pursuant to the amendment, beginning on June 4, 2019, each share award granted under the 2014 Plan will reduce the share reserve by one share and all share awards granted on June 4, 2019 and thereafter that are later forfeited, canceled or terminated will be returned to the share reserve in the same manner. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of June 30, 2019, there were 12,232,522 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans including authorization under its 2014 Plan to grant stock-based awards covering 5,797,048 shares of common stock.

In December 2014, the Company’s Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company’s Annual Meeting of Stockholders held on May 28, 2015. Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of June 30, 2019, 1,937,455 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to the 2015 ESPP of $2.6 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively, and $5.5 million for the six months ended June 30, 2019 and 2018, respectively.
The Company used the Black-Scholes model to estimate the fair value of 2015 ESPP awards with the following weighted-average assumptions:

	Six Months Ended
	June 30, 2019	June 30, 2018
Expected volatility factor	0.26 - 0.29	0.27 - 0.29
Risk free interest rate	2.19% - 2.49%	1.12% - 1.63%
Expected dividend yield	1.27% - 1.31%	0%
Expected life (in years)	0.5	0.5

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
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended		Six Months Ended
Income Statement Classifications	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cost of subscription, support and services	$2,956	$2,241	$5,158	$3,721
Research and development	25,419	17,715	53,256	28,508
Sales, marketing and services	24,424	19,618	44,350	33,185
General and administrative	15,521	16,270	30,790	26,153
Total	$68,320	$55,844	$133,554	$91,567

Non-vested Stock Units
Market Performance and Service Condition Stock Units
In March 2017, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 275,148 non-vested stock units that vest based on certain target performance and service conditions. The number of non-vested stock units underlying the award will be determined within sixty days of the three-year performance period ending December 31, 2019. The attainment level under the award will be based on the Company's relative total return to stockholders over the performance period compared to a pre-established custom index group. If the Company’s relative total return to stockholders is between the 41st percentile and the 80th percentile when compared to the index companies, the number of non-vested stock units earned will be based on interpolation. The maximum number of non-vested stock units that may vest pursuant to the awards is capped at 200% of the target number of non-vested stock units set forth in the award agreement and is earned if the Company's relative total return to stockholders when compared to the index companies is at or greater than the 80th percentile. If the Company’s total return to stockholders is negative, the number of non-vested stock units earned will be no more than 100% regardless of the Company’s relative total return to stockholders compared to the index companies. If the awardee is not employed by the Company at the end of the performance period, the extent to which the awardee will vest in the award, if at all, is dependent upon the timing and character of the termination as provided in the award agreement. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company's common stock. In December 2018, certain awards for senior level employees, none of whom were executive officers, were modified to replace the pre-established custom index group used to measure performance and related award payout with companies that are part of the Nasdaq Composite index. As a result, the awards were revalued as of the modification date. The impact of the modification was not material to the condensed consolidated financial statements.
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
Company Performance Stock Units
In April 2019, the Company awarded senior level employees 293,991 non-vested performance stock unit awards granted under the 2014 Plan. The number of non-vested stock units underlying the award will be determined within sixty days following completion of the performance period ending December 31, 2021 and will be based on the achievement of specific corporate financial performance goals related to subscription bookings as a percentage of total subscription and product bookings measured during the period from January 1, 2021 to December 31, 2021. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Compensation expense will be recorded through the end of the performance period on December 31, 2021 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
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

Unrecognized Compensation Related to Stock Units
As of June 30, 2019, the total number of non-vested stock units outstanding, including company performance awards, market performance and service condition awards and service-based awards was 6,387,078. As of June 30, 2019, there was $479.8 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost of the awards legally granted through June 30, 2019 is expected to be recognized over a weighted-average period of 1.96 years.

Modification of Market and Company Performance Stock Units

On April 22, 2019, the change in control provisions of the unvested and outstanding March 2017 market performance stock unit awards and the February 2019, March 2018 and August 2017 company performance stock unit awards were modified such that if a change in control were to occur prior to the end of the award’s performance period, the award would be deemed earned at 200% of the target award, subject to time-based vesting and the awardee’s continuous employment through the end of the award’s performance periods. Previously, the change in control provisions of these awards allowed for either pro rata vesting or vesting based on interim performance through the change in control date. No incremental compensation expense was recorded as a result of this modification given the improbable nature of a change in control event.
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
The following table presents the change in goodwill during the six months ended June 30, 2019 (in thousands):

	Balance at January 1, 2019	Additions	Other		Balance at June 30, 2019
Goodwill	$1,802,670	$—	$(2,395)	(1)	$1,800,275

(1)	Amount relates to adjustments to the purchase price allocation associated with 2018 acquisitions.
Intangible Assets
The Company has intangible assets which were primarily acquired in conjunction with business combinations and technology purchases. Intangible assets with finite lives are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three to seven years, except for patents, which are amortized over the lesser of their remaining life or seven to ten years. In-process R&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When in-process R&D projects are completed, the corresponding amount is reclassified as an amortizable intangible asset and is amortized over the asset's estimated useful life.
Intangible assets consist of the following (in thousands):

	June 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$750,832	$622,078	$746,152	$601,993
Other	227,923	211,629	227,922	204,894
Total	$978,755	$833,707	$974,074	$806,887

Amortization of product-related intangible assets, which consists primarily of product-related technologies and patents, was $9.8 million and $11.5 million for the three months ended June 30, 2019 and 2018, respectively, and $20.1 million and $22.5 million for the six months ended June 30, 2019 and 2018, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $3.2 million and $4.0 million for the three months ended June 30, 2019 and 2018, respectively, and $6.7 million and $7.7 million for the six months ended

June 30, 2019 and 2018, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of June 30, 2019 is as follows (in thousands):

Year ending December 31,
2019 (remaining six months)	$24,676
2020	39,148
2021	25,159
2022	23,309
2023	19,958
Thereafter	12,798
Total	$145,048

10. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues:
Digital Workspace revenues(1)	$535,063	$501,121	$1,049,670	$958,381
Networking revenues(2)	178,204	207,342	349,437	415,965
Professional services(3)	35,430	33,902	68,733	65,211
Total net revenues	$748,697	$742,365	$1,467,840	$1,439,557

(1)
Digital Workspace revenues are primarily comprised of sales from the Company’s application virtualization solutions, which include Citrix Virtual Apps and Desktops, the Company's unified endpoint management solutions, which include Citrix Endpoint Management, related license updates and maintenance and support, Citrix Content Collaboration and cloud offerings.

(2)	Networking revenues primarily include Citrix ADC and Citrix SD-WAN, related license updates and maintenance and support and cloud offerings.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.

Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues:
Americas	$432,281	$430,184	$833,428	$844,184
EMEA	240,388	234,131	477,201	448,706
APJ	76,028	78,050	157,211	146,667
Total net revenues	$748,697	$742,365	$1,467,840	$1,439,557

As of June 30, 2019, one distributor, The Arrow Group, accounted for 15% of the Company's total gross accounts receivable.
Strategic Service Providers
The Company defines Strategic Service Providers (SSP) as its three historically largest hyperscale Networking customers. The following table summarizes SSP revenue for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenues:
SSP revenue	$23,731	$39,167	$45,832	$101,483
Non-SSP revenue	724,966	703,198	1,422,008	1,338,074
Total net revenues	$748,697	$742,365	$1,467,840	$1,439,557

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Subscription:
SaaS	$91,208	$64,843	$176,655	$124,759
Non-SaaS	64,625	45,953	120,784	89,195
Total Subscription revenue	$155,833	$110,796	$297,439	$213,954

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

Credit Facility
Effective January 7, 2015, the Company entered into a credit agreement (the "Credit Agreement") with a group of financial institutions (the “Lenders”). The credit facility provides for a five year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The credit facility bears interest at LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the Credit Agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the credit facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. As of June 30, 2019, there were no amounts outstanding under the credit facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of June 30, 2019.
Convertible Notes
During 2014, the Company completed a private placement of approximately $1.44 billion principal amount of 0.500% Convertible Notes due 2019. As of October 15, 2018, the Company had received conversion notices from noteholders with respect to $273.0 million in aggregate principal amount of Convertible Notes requesting conversion as a result of the sales price condition having been met during the second and third quarter of 2018. In accordance with the terms of the Convertible Notes, in the fourth quarter of 2018, the Company made cash payments of this aggregate principal amount and delivered 1.3 million newly issued shares of its common stock in respect of the remainder of the Company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. The Company received shares of its common stock under the Bond Hedges (as defined below) that offset the issuance of shares of common stock upon conversion of the Convertible Notes. In addition, on or after October 15, 2018 until the close of business on the second scheduled trading day immediately preceding the April 15, 2019 maturity date, holders of the Convertible Notes had the right to convert their notes at any time, regardless of whether the sales price condition was met. All Convertible Notes were converted by their beneficial owners prior to their maturity on April 15, 2019. In accordance with the terms of the indenture governing the Convertible Notes, on April 15, 2019 the Company paid $1.16 billion in the outstanding aggregate principal amount of the Convertible Notes and delivered 4.9 million newly issued shares of its common stock in respect of the remainder of the Company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. The Company received shares of its common stock under the Bond Hedges that offset the issuance of shares of common stock upon conversion of the Convertible Notes.
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

The following table includes total interest expense recognized related to the Convertible Notes and the 2027 Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Contractual interest expense	$8,614	$10,327	$18,507	$20,562
Amortization of debt issuance costs	317	1,374	1,306	2,379
Amortization of debt discount	1,204	8,811	8,191	17,476
	$10,135	$20,512	$28,004	$40,417

See Note 7 to the Company's condensed consolidated financial statements for fair value disclosures related to the Company's 2027 Notes.
Convertible Note Hedge and Warrant Transactions
To minimize the impact of potential dilution upon conversion of the Convertible Notes, the Company entered into convertible note hedge transactions relating to approximately 16.0 million shares of common stock (the "Bond Hedges") and also entered into separate warrant transactions (the "Warrant Transactions") with each of the Option Counterparties relating to approximately 16.0 million shares of common stock to offset any payments in cash or shares of common stock at the Company’s election. As a result of the spin-off of its GoTo Business, the number of shares of the Company's common stock covered by the Bond Hedges and Warrant Transactions was adjusted to approximately 20.0 million shares.
As noted above, the Bond Hedges reduced the dilution upon conversion of the Convertible Notes, as the market price per share of common stock, as measured under the terms of the Bond Hedges, was greater than the strike price of the Bond Hedges, which initially corresponded to the conversion price of the Convertible Notes and was subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The strike price of the Warrants was adjusted to $94.27 per share and the number of shares of the Company's common stock covered by the Warrant Transactions was adjusted to approximately 20.2 million shares as a result of the cash dividend paid in June 2019. The Warrants will expire in ratable portions on a series of expiration dates commencing on July 15, 2019. The Warrants are not marked to market as the value of the Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity.
Aside from the initial payment of a premium to the Option Counterparties under the Bond Hedges, which amount was partially offset by the receipt of a premium under the Warrant Transactions, the Company was not required to make any cash payments to the Option Counterparties under the Bond Hedges and will not receive any proceeds if the Warrants are exercised.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of June 30, 2019, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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

The total cumulative unrealized gain on cash flow derivative instruments was $0.3 million at June 30, 2019 and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The total cumulative unrealized loss on cash flow derivative instruments was $1.0 million at December 31, 2018, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 13 for more information related to comprehensive income. The net unrealized gain as of June 30, 2019 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,222	Prepaid expenses and other current assets	$708	Accrued expenses and other current liabilities	$835	Accrued expenses and other current liabilities	$1,811

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$133	Prepaid expenses and other current assets	$56	Accrued expenses and other current liabilities	$404	Accrued expenses and other current liabilities	$732

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss
	2019	2018		2019	2018
Foreign currency forward contracts	$285	$(4,419)	Operating expenses	$(97)	$997

	For the Six Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss
	2019	2018		2019	2018
Foreign currency forward contracts	$1,326	$(4,946)	Operating expenses	$(991)	$2,216

	For the Three Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2019	2018
Foreign currency forward contracts	Other (expense) income, net	$(584)	$7,161

	For the Six Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2019	2018
Foreign currency forward contracts	Other (expense) income, net	$(1,980)	$3,602

Outstanding Foreign Currency Forward Contracts
As of June 30, 2019, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 32,000
Brazilian Real	BRL 7,000
Pounds Sterling	GBP 20,000
Canadian Dollar	CAD 2,850
Chinese Yuan Renminbi	CNY 53,840
Danish Krone	DKK 67,385
Euro	EUR 9,336
Hong Kong Dollar	HKD 33,000
Indian Rupee	INR 2,847,000
Japanese Yen	JPY 1,757,501
Korean Won	KRW 1,079,000
Singapore Dollar	SGD 20,400
Swiss Franc	CHF 27,280
Czech Koruna	CZK 98,000
Swedish Krona	SEK 10,000

13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2018	$(2,946)	$(2,440)	$(985)	$(1,783)	$(8,154)
Other comprehensive income before reclassifications	—	2,802	335	—	3,137
Amounts reclassified from accumulated other comprehensive loss	—	(584)	991	—	407
Net current period other comprehensive income	—	2,218	1,326	—	3,544
Balance at June 30, 2019	$(2,946)	$(222)	$341	$(1,783)	$(4,610)

Income tax expense or benefit allocated to each component of other comprehensive loss is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended June 30, 2019
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(26)	Other (expense) income, net
Unrealized net losses on cash flow hedges	97	Operating expenses *
	$71

	For the Six Months Ended June 30, 2019
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(584)	Other (expense) income, net
Unrealized net losses on cash flow hedges	991	Operating expenses *
	$407
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
The Company’s effective tax rate was 12.8% and 18.7% for the three months ended June 30, 2019 and 2018, respectively. The decrease in the effective tax rate when comparing the three months ended June 30, 2019 to the three months ended June 30, 2018 was primarily due to tax items unique to the period ended June 30, 2018, as well as additional tax benefit from stock-based compensation deductions in the period ended June 30, 2019.

The Company’s effective tax rate was 9.6% and 11.1% for the six months ended June 30, 2019 and 2018, respectively. The decrease in the effective tax rate when comparing the six months ended June 30, 2019 to the six months ended June 30, 2018 was primarily due to tax items unique to the period ended June 30, 2018, as well as additional tax benefit from stock-based compensation deductions in the period ended June 30, 2019.
The Company’s net unrecognized tax benefits totaled $101.6 million and $89.9 million as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, $74.8 million included in the balance for tax positions would affect the annual effective tax rate if recognized. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of June 30, 2019, the Company has accrued $6.0 million for the payment of interest.
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
At June 30, 2019, the Company had $114.6 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
On July 24, 2018, the U.S. Ninth Circuit Court of Appeals overturned the U.S. Tax Court’s unanimous decision in Altera v. Commissioner, where the Tax Court held the Treasury regulation requiring participants in a qualified cost sharing arrangement to share stock-based compensation costs to be invalid. On August 7, 2018, the U.S. Ninth Circuit Court of Appeals, on its own motion, withdrew its July 24, 2018 opinion to allow time for a reconstituted panel to confer. Given the increased uncertainty as to the Ninth Circuit panel's eventual ruling and the impact it will have on the Internal Revenue Service’s ability to challenge the technical merits of the Company's position, the Company accrued amounts for this uncertain tax position as of the year ended December 31, 2018.
On June 7, 2019, a reconstituted panel issued a new opinion which again reversed the Tax Court's holding in Altera v. Commissioner and upheld a 2003 regulation that requires participants in a cost-sharing arrangement to share stock-based compensation costs. The Ninth Circuit panel concluded that the 2003 regulations were valid under the Administrative Procedure Act. Since the Company previously accrued amounts for this uncertain tax position, there were no changes to the Company's position or treatment of its cost-sharing arrangements in the current period. On July 22, 2019, Altera Corp. filed an appeal with the Ninth Circuit to rehear this case, which is ongoing. Therefore, the case's final disposition may result in a benefit for the Company in the future if the case is reversed.
15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program, of which $750.0 million was approved in October 2018. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2019, approximately $517.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
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
During the three months ended June 30, 2019, the Company expended approximately $156.2 million on open market purchases under the stock repurchase program, repurchasing 1,599,822 shares of common stock at an average price of $97.63. During the six months ended June 30, 2019, the Company expended approximately $250.0 million on open market purchases under the stock repurchase program, repurchasing 2,510,882 shares of common stock at an average price of $99.57.
During the three and six months ended June 30, 2018, the Company expended approximately $15.0 million on open market purchases under the stock repurchase program, repurchasing 0.1 million shares of common stock at an average price of $106.83.
Shares for Tax Withholding
During the three and six months ended June 30, 2019, the Company withheld 104,129 shares and 698,117 shares, respectively, from equity awards that vested, totaling $10.4 million and $70.6 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and six months ended June 30, 2018, the Company withheld 30,502 shares and 537,776 shares, respectively, from equity awards that vested, totaling $3.0 million and $49.9 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
Due to the nature of the Company's business, the Company is subject to patent infringement claims, including current litigation alleging infringement by various Company solutions and services. The Company believes that it has meritorious defenses to the allegations made in its pending litigation and intends to vigorously defend itself; however, it is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. In addition, the Company is subject to various other legal proceedings, including suits, assessments, regulatory actions and investigations generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these matters, the Company believes that outcomes that will materially and adversely affect its business, financial position, results of operations or cash flows are reasonably possible but not estimable at this time.
The Company was the victim of a previously disclosed cyber attack during which international cyber criminals gained intermittent access to Citrix’s internal network. The Company has conducted an investigation into this incident. The Company’s investigation confirmed that between October 13, 2018 and March 8, 2019, international cyber criminals gained intermittent access to Citrix’s internal network through “password spraying”, and over a limited number of days stole business documents and files from a shared network drive and a drive associated with a web-based tool used in the Company's consulting practice. The shared drive from which documents and files were stolen was used to store current and historical business documents and files, such as human resources and employee records, some of which contained sensitive and personal identification information of the Company's current and former employees and, in some cases, their beneficiaries, dependents and others; customer engagement documents, including consulting services project materials, statements of work and proofs of concept, some of which were also stored on the drive associated with a web-based tool used in the Company's consulting practice; marketing materials; sales and finance documents; contracts and other legal records; and a wide assortment of other company records. The cyber criminals also may have accessed the individual virtual drives of a very limited number of compromised users, accessed the company email accounts of the same very limited number of compromised users, and launched without further exploitation a limited number of internal applications. The Company is reviewing documents and files that may have been accessed or were stolen in this incident, which include files stolen from the shared network drive and the drive associated with the web-based tool used in the Company's consulting practice, and the accessed documents and files on the individual virtual drives and the Company email accounts of the very limited number of compromised users. The

Company’s investigation found no indication that the cyber criminals discovered and exploited any vulnerabilities in the Company’s products or customer cloud services to gain entry, and no indication that the security of any Citrix product or customer cloud service was compromised. The Company found no impact to its financial reporting systems from this cyberattack. Additionally, the Company has taken steps to enhance its internal controls over financial reporting and disclosure controls and procedures related to cyberattacks.
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
Although it is difficult to predict the ultimate outcomes of this cyberattack, to date, three putative class action lawsuits have been filed against the Company in the United States District Court for the Southern District of Florida. These matters, Howard v. Citrix, Jackson and Sargent v. Citrix, and Ramus, Young and Charles v. Citrix, were filed on May 24, 2019, May 30, 2019, and June 23, 2019, respectively, and have been consolidated. The plaintiffs, who purport to represent various classes of current and former employees (and their dependents) of the Company, generally claim to have been harmed by the Company’s alleged actions and/or omissions in connection with this incident and their personal data. They assert a variety of common law and statutory claims seeking monetary damages or other related relief.
The Company is unable to currently determine the ultimate outcome of these legal proceedings or the potential exposure or loss, if any, because the legal proceedings remain in the early stages, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved.
Beyond the matters described above, the Company believes that it is reasonably possible that outcomes from potential unasserted claims related to this cyberattack could materially and adversely affect its business, financial position, results of operations or cash flows. However, it is not possible to estimate the amount or a range of potential loss, if any, at this time, and the Company will continue to evaluate information as it becomes known, and will record an accrual for estimated losses at the time or times it is determined that a loss is both probable and reasonably estimable.

On July 25, 2019, a class action lawsuit was filed against Citrix, LogMeIn, Inc. (“LogMeIn”) and certain of their directors and officers in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The complaint alleges that the defendants violated federal securities laws by making alleged misstatements and omissions in LogMeIn’s Registration Statement and Prospectus filed in connection with the 2017 spin-off of Citrix’s GoTo family of service offerings and subsequent merger of that business with LogMeIn. The complaint seeks among other things the recovery of monetary damages.  The Company believes that Citrix and its directors have meritorious defenses to these allegations, however, the Company is unable to currently determine the ultimate outcome of this matter or the potential exposure or loss, if any.
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
Other Purchase Commitments
In June 2019, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the Company's use of certain cloud services through June 2021. Under the amended agreement, the Company is committed to a purchase of $25.0 million in fiscal year 2019 and $25.0 million in fiscal year 2020.

17. RESTRUCTURING
The Company has implemented multiple restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which has resulted in workforce reductions and the consolidation of certain leased facilities.
For the three and six months ended June 30, 2019 and 2018, restructuring charges were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee severance and related costs	$4,311	$1,278	$7,143	$2,319
Consolidation of leased facilities	—	6,159	—	11,305
Total Restructuring charges	$4,311	$7,437	$7,143	$13,624

For the three months ended June 30, 2019 and 2018, the Company incurred costs of $4.3 million and $1.3 million, respectively, and for the six months June 30, 2019 and 2018, the Company incurred costs of $7.1 million and $2.3 million, respectively, related to initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency.
In connection with the Company's restructuring initiatives, the Company had previously vacated or consolidated properties and subsequently reassessed its obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases was based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. No costs were incurred during the three and six months ended June 30, 2019 related to the consolidation of leased facilities. During the three and six months ended June 30, 2018, the Company incurred costs of $6.2 million and $11.3 million, respectively, related to the consolidation of leased facilities.
Restructuring accruals
The activity in the Company’s restructuring accruals for the six months ended June 30, 2019 is summarized as follows (in thousands):

Total
Balance at January 1, 2019	$45,095
Adjustment for ASC 842	(42,248)
Restructuring charges	7,143
Payments	(6,209)
Balance at June 30, 2019	$3,781

As of June 30, 2019, the $3.8 million in outstanding restructuring accruals primarily relate to employee severance and related costs. As a result of the adoption of the new lease standard, the provision for lease losses was reclassified, resulting in a reduction to operating lease right-of-use assets as of January 1, 2019. Refer to Note 2 for additional information on adoption of the lease standard.

18. STATEMENT OF CHANGES IN EQUITY

The following tables presents the changes in total stockholders' equity during the three and six months ended June 30, 2019 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2019	311,732	$312	$5,495,935	$4,232,181	$(5,483)	(179,832)	$(9,168,067)	$554,878
Shares issued under stock-based compensation plans	287	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	70,080	—	—	—	—	70,080
Temporary equity reclassification	—	—	1,163	—	—	—	—	1,163
Stock repurchases, net	—	—	—	—	—	(1,600)	(156,195)	(156,195)
Restricted shares turned in for tax withholding	—	—	—	—	—	(104)	(10,445)	(10,445)
Cash dividends declared	—	—	—	(45,827)	—	—	—	(45,827)
Settlement of convertible notes and hedges	4,950	5	509,519	—	—	(4,950)	(509,524)	—
Other	—	—	2,263	(2,263)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	873	—	—	873
Net income	—	—	—	93,495	—	—	—	93,495
Balance at June 30, 2019	316,969	$317	$6,078,960	$4,277,586	$(4,610)	(186,486)	$(9,844,231)	$508,022

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	309,761	$310	$5,404,500	$4,169,019	$(8,154)	(178,327)	$(9,014,156)	$551,519
Shares issued under stock-based compensation plans	2,042	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	133,554	—	—	—	—	133,554
Temporary equity reclassification	—	—	8,110	—	—	—	—	8,110
Common stock issued under employee stock purchase plan	216	—	19,016	—	—	—	—	19,016
Stock repurchases, net	—	—	—	—	—	(2,511)	(250,000)	(250,000)
Restricted shares turned in for tax withholding	—	—	—	—	—	(698)	(70,551)	(70,551)
Cash dividends declared	—	—	—	(91,851)	—	—	—	(91,851)
Settlement of convertible notes and hedges	4,950	5	509,519	—	—	(4,950)	(509,524)	—
Cumulative-effect adjustment from adoption of accounting standards	—	—	—	838	—	—	—	838
Other	—	—	4,263	(4,263)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	3,544	—	—	3,544
Net income	—	—	—	203,843	—	—	—	203,843
Balance at June 30, 2019	316,969	$317	$6,078,960	$4,277,586	$(4,610)	(186,486)	$(9,844,231)	$508,022

The following tables presents the changes in total stockholders' equity during the three and six months ended June 30, 2018 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2018	307,575	$308	$4,938,533	$3,786,521	$(14,874)	(170,431)	$(8,187,110)	$523,378
Shares issued under stock-based compensation plans	87	—	43	—	—	—	—	43
Stock-based compensation expense	—	—	55,844	—	—	—	—	55,844
Temporary equity reclassification	—	—	(28,081)	—	—	—	—	(28,081)
Stock repurchases, net	—	—	—	—	—	(1,783)	(164,978)	(164,978)
Accelerated stock repurchase program	—	—	150,000	—	—	—	—	150,000
Restricted shares turned in for tax withholding	—	—	—	—	—	(30)	(3,019)	(3,019)
Other comprehensive loss, net of tax	—	—	—	—	(3,844)	—	—	(3,844)
Net income	—	—	—	106,833	—	—	—	106,833
Balance at June 30, 2018	307,662	$308	$5,116,339	$3,893,354	$(18,718)	(172,244)	$(8,355,107)	$636,176

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	305,751	$306	$4,883,670	$3,509,484	$(10,806)	(162,044)	$(7,390,193)	$992,461
Shares issued under stock-based compensation plans	1,659	2	111	—	—	—	—	113
Stock-based compensation expense	—	—	91,567	—	—	—	—	91,567
Temporary equity reclassification	—	—	(28,081)	—	—	—	—	(28,081)
Common stock issued under employee stock purchase plan	252	—	17,457	—	—	—	—	17,457
Stock repurchases, net	—	—	—	—	—	(9,663)	(914,978)	(914,978)
Accelerated stock repurchase program	—	—	150,000	—	—	—	—	150,000
Restricted shares turned in for tax withholding	—	—	—	—	—	(537)	(49,936)	(49,936)
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	132,778	—	—	—	132,778
Other comprehensive loss, net of tax	—	—	—	—	(7,912)	—	—	(7,912)
Other	—	—	1,615	—	—	—	—	1,615
Net income	—	—	—	251,092	—	—	—	251,092
Balance at June 30, 2018	307,662	$308	$5,116,339	$3,893,354	$(18,718)	(172,244)	$(8,355,107)	$636,176

Cash Dividend
The following table provides information with respect to quarterly dividends on common stock during the six months ended June 30, 2019.

Declaration Date	Dividends per Share	Record Date	Payable Date
January 23, 2019	$0.35	March 8, 2019	March 22, 2019
April 24, 2019	$0.35	June 7, 2019	June 21, 2019

Subsequent Event
On July 24, 2019 the Company announced that its Board of Directors approved a quarterly cash dividend of $0.35 per share which will be paid on September 20, 2019 to all shareholders of record as of the close of business on September 6, 2019.

19. LEASES
The Company leases certain office space and equipment under various leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease liabilities in the Company’s condensed consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long term liabilities in the Company’s condensed consolidated balance sheets. Finance leases were not material to the condensed consolidated financial statements as of June 30, 2019.
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
The components of lease expense were as follows (in thousands):

		Three Months Ended	Six Months Ended
		June 30, 2019
	Classification
Operating lease cost	Operating expenses	$12,377	$24,777
Variable lease cost	Operating expenses	2,249	4,818
Sublease income	Other (expense) income, net	(233)	(431)
Net lease cost		$14,393	$29,164

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended
June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,129
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,658

Lease Term and Discount Rate

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	6.4
Weighted-average discount rate
Operating leases	4.58%

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

Year ending December 31,	Operating Leases
2019 (remaining six months)	$27,615
2020	54,801
2021	44,184
2022	36,506
2023	32,876
After 2023	89,746
Total lease payments	$285,728
Less: imputed interest	(39,171)
Present value of lease liabilities	$246,557

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	June 30, 2019
Operating lease right-of-use assets	$191,010

Accrued expenses and other current liabilities	$46,473
Operating lease liabilities	200,084
Total operating lease liabilities	$246,557

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q, and in the documents incorporated by reference into this Quarterly Report on Form 10-Q, that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth initiatives, our transition to a subscription-based business model, financial information and results of operations for future periods, revenue trends, seasonal factors, stock-based compensation, licensing and subscription renewal programs, international operations, investment transactions and valuations of investments and derivative instruments, restructuring charges, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax estimates and other tax matters, liquidity, stock repurchases and dividends, our debt, changes in accounting rules or guidance, changes in domestic and foreign economic conditions, acquisitions, litigation matters, the security of our network, products and services, and the impact of the cybersecurity incident on our business and results of operations constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition could vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q, in the documents incorporated by reference into this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

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
Executive Summary
During the three months ended June 30, 2019, our results reflect an acceleration in subscription bookings compared to the year-ago period, demonstrating execution of our strategy to transition more of our business to subscription. We believe that this dynamic is best captured in our Subscription and SaaS Annualized Recurring Revenue, or ARR. This operating metric represents the contracted recurring value of all termed subscriptions normalized to a one-year period. It is calculated at the end of a reporting period by taking each contract’s recurring total contract value and dividing by the length of the contract. ARR includes only active contractually committed, fixed subscription fees. All contracts are annualized, including 30 day offerings where we take monthly recurring revenue multiplied by 12 to annualize. ARR may be influenced by seasonality within the year. ARR should be viewed independently of U.S. GAAP revenue, deferred revenue and unbilled revenue and is not intended to be combined with or to replace those items. ARR is not a forecast of future revenue. As we continue through this business model transition, we believe ARR is a key indicator of the overall health and trajectory of our business.

On March 6, 2019, the FBI informed us that international cyber criminals had gained access to Citrix’s internal network through a “password spraying” attack, a technique that exploits weak passwords. Immediately, we engaged outside forensics and security experts, took actions to expel the cyber criminals from our internal systems, and adopted additional security measures. Additionally, we launched a comprehensive forensic investigation led by a leading, independent cybersecurity firm. From our investigation, we learned that the cyberattack commenced on October 13, 2018, and encompassed a cyber incident that we became aware of in late 2018 and took certain steps to remediate based on our assessment at the time. Further, we received a notification from the Department of Homeland Security in late February 2019 concerning a network compromise that may have been part of this same cyberattack. While waiting for clarification from the Department of Homeland Security, we were contacted by the FBI on March 6, 2019.
We conducted an investigation, which confirmed that between October 13, 2018 and March 8, 2019, cyber criminals intermittently accessed Citrix's internal network and over a limited number of days stole business documents and files from a shared network drive and a drive associated with a web-based tool used in our consulting practice. The shared drive, from which documents and files were stolen, was used to store current and historical business documents and files, such as human resources and employee records, some of which contained sensitive and personal identification information of our current and former employees and, in some cases, their beneficiaries, dependents and others; customer engagement documents, including consulting services project materials, statements of work and proofs of concept, some of which were also stored on the drive associated with a web-based tool used in our consulting practice; marketing materials; sales and finance documents; contracts and other legal records; and a wide assortment of other company records. The cyber criminals also may have accessed the individual virtual drives of a very limited number of compromised users, accessed the company email accounts of the same very limited number of compromised users, and launched without further exploitation a limited number of internal applications. We are reviewing documents and files that may have been accessed or were stolen in this incident, which include files stolen from the shared network drive and the drive associated with the web-based tool used in our consulting practice, and the accessed documents and files on the individual virtual drives and the Company email accounts of the very limited number of compromised users. Our investigation found no indication that the cyber criminals discovered and exploited any vulnerabilities in our products or customer cloud services to gain entry, and no indication that the security of any Citrix product or customer cloud service was compromised. We found no impact to our financial reporting systems from this cyberattack. Additionally, we have taken steps to enhance our internal controls over financial reporting and disclosure controls and procedures related to cyberattacks.
Further, we have a program of network-security (or cyber risk) insurance policies that, with standard exclusions, insure against the costs of detecting and mitigating cyber breaches, the cost of credit monitoring, and reasonable expenses for defending and settling privacy and network security lawsuits. These policies are subject to a $500,000 self-insured retention and a total insurance limit of $200.0 million. There can be no assurance, however, that this insurance coverage is sufficient to cover this or any other cyberattack. In addition to these insurance policies, we maintain customary business coverage under our crime, commercial general liability, and director and officer insurance policies. The costs associated with this incident, to the extent not covered by insurance, are not material to the quarter ended June 30, 2019.
On July 24, 2019, we announced that our Board of Directors declared a $0.35 per share dividend payable September 20, 2019 to all shareholders of record as of the close of business on September 6, 2019. Our Board of Directors will continue to review our capital allocation strategy for potential modifications and will determine whether to repurchase shares of our common stock and/or declare future dividends based on our financial performance, business outlook and other considerations.
Summary of Results
For the three months ended June 30, 2019 compared to the three months ended June 30, 2018, a summary of our results included:

•	Subscription revenue increased 40.6% to $155.8 million;

•	SaaS revenue increased 40.7% to $91.2 million and accounted for 58.5% of total subscription revenue;

•	Product and license revenue decreased 26.8% to $140.7 million;

•	Support and services revenue increased 2.9% to $452.2 million;

•	Gross margin as a percentage of revenue decreased 0.2% to 85.2%;

•	Operating income decreased 19.3% to $117.1 million;

•	Diluted net income per share decreased 4.1% to $0.70;

•	Unbilled revenue increased $267.5 million to $484.2 million;

•	Subscription ARR increased $152.0 million to $614.4 million; and

•	SaaS ARR increased $136.0 million to $418.0 million.

Our Subscription revenue increased primarily due to increased customer adoption of our cloud-based solutions from our Digital Workspace offerings delivered via the cloud. Our Product and license revenue decreased primarily due to lower sales of our perpetual Networking products. The increase in Support and services revenue was primarily due to increased sales of maintenance services across our Digital Workspace perpetual offerings and increased sales of hardware maintenance related to our perpetual Networking products. We currently expect total revenue to decrease when comparing the third quarter of 2019 to the third quarter of 2018 due to the acceleration of our transition to a subscription-based model. The decrease in operating income was primarily due to an increase in operating expenses, as we have realigned the organization to better support our subscription model transition and have made more intentional investments in product and engineering as well as customer facing resources. The decrease in diluted net income per share was primarily due to a decrease in operating margin, partially offset by a decrease in the number of weighted average shares outstanding due to share repurchases. Both Subscription and SaaS ARR increased due to the acceleration of subscription bookings.
2018 Business Combinations
Sapho, Inc.

On November 13, 2018, we acquired all of the issued and outstanding securities of Sapho, Inc. (“Sapho”), whose technology is intended to advance our development of the intelligent workspace. The acquired technology enables efficient workstyles by creating a unified and customizable notification experience for business applications. The total cash consideration for this transaction was $182.7 million, net of $3.7 million cash acquired. Transaction costs associated with the acquisition were not significant.

Cedexis, Inc.
On February 6, 2018, we acquired all of the issued and outstanding securities of Cedexis, Inc. (“Cedexis”), whose solution is a real-time data driven service for dynamically optimizing the flow of traffic across public clouds and data centers that provides a dynamic and reliable way to route and manage Internet performance for customers moving towards hybrid and multi-cloud deployments. The total cash consideration for this transaction was $66.0 million, net of $6.0 million cash acquired. Transaction costs associated with the acquisition were not significant.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2019	June 30, 2019
	2019	2018	2019	2018	vs. June 30, 2018	vs. June 30, 2018
Revenues:
Subscription	$155,833	$110,796	$297,439	$213,954	40.6%	39.0%
Product and license	140,654	192,058	275,676	352,755	(26.8)	(21.9)
Support and services	452,210	439,511	894,725	872,848	2.9	2.5
Total net revenues	748,697	742,365	1,467,840	1,439,557	0.9	2.0
Cost of net revenues:
Cost of subscription, support and services	78,817	67,523	150,245	130,908	16.7	14.8
Cost of product and license revenues	21,878	29,707	47,622	63,579	(26.4)	(25.1)
Amortization of product related intangible assets	9,784	11,519	20,085	22,548	(15.1)	(10.9)
Total cost of net revenues	110,479	108,749	217,952	217,035	1.6	0.4
Gross margin	638,218	633,616	1,249,888	1,222,522	0.7	2.2
Operating expenses:
Research and development	134,029	112,943	264,292	211,493	18.7	25.0
Sales, marketing and services	298,429	286,730	573,084	537,943	4.1	6.5
General and administrative	81,162	77,340	158,709	141,067	4.9	12.5
Amortization of other intangible assets	3,205	4,019	6,734	7,685	(20.3)	(12.4)
Restructuring	4,311	7,437	7,143	13,624	(42.0)	(47.6)
Total operating expenses	521,136	488,469	1,009,962	911,812	6.7	10.8
Income from operations	117,082	145,147	239,926	310,710	(19.3)	(22.8)
Interest income	3,870	9,402	13,544	18,133	(58.8)	(25.3)
Interest expense	(10,289)	(20,542)	(28,322)	(40,878)	(49.9)	(30.7)
Other (expense) income, net	(3,420)	(2,537)	279	(5,549)	34.8	(105.0)
Income before income taxes	107,243	131,470	225,427	282,416	(18.4)	(20.2)
Income tax expense	13,748	24,637	21,584	31,324	(44.2)	(31.1)
Net income	$93,495	$106,833	$203,843	$251,092	(12.5)%	(18.8)%
Revenues
Net revenues include Subscription, Product and license and Support and services revenues.
Subscription revenue relates to fees which are generally recognized ratably over the contractual term. Our subscription revenue includes SaaS, which primarily consists of subscriptions delivered via a cloud service whereby the customer does not take possession of the software and hybrid subscription offerings; and non-SaaS, which consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. Our hybrid subscription offerings are allocated between SaaS and non-SaaS, which are generally recognized at a point in time. For our on-premise and hybrid subscription offerings, a portion of the revenue is recognized at a point in time. In addition, our CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.
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

•	Hardware Maintenance fees for our perpetual Networking products, which include technical support and hardware and software maintenance, are recognized ratably over the contract term; and

•	Fees from consulting services related to the implementation of our solutions, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2019	June 30, 2019
	2019	2018	2019	2018	vs. June 30, 2018	vs. June 30, 2018
	(in thousands)
Subscription	$155,833	$110,796	$297,439	$213,954	$45,037	$83,485
Product and license	140,654	192,058	275,676	352,755	(51,404)	(77,079)
Support and services	452,210	439,511	894,725	872,848	12,699	21,877
Total net revenues	$748,697	$742,365	$1,467,840	$1,439,557	$6,332	$28,283
Subscription
Subscription revenue increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increased customer adoption of our cloud-based solutions from our Digital Workspace offerings. We currently expect our Subscription revenue to increase when comparing the third quarter of 2019 to the third quarter of 2018 as customers continue to shift to our cloud-based solutions.
Product and license
Product and license revenue decreased when comparing the three months ended June 30, 2019 to the three months ended June 30, 2018 and when comparing the six months ended June 30, 2019 to the six months ended June 30, 2018 primarily due to lower sales of our perpetual Networking products, primarily due to cyclical ordering patterns at large hyperscale providers and our customers continuing to shift to the cloud. We currently expect Product and license revenue to decrease when comparing the third quarter of 2019 to the third quarter of 2018 as customers continue to shift to our cloud-based solutions and away from our Networking hardware products.
Support and services
Support and services revenue increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily driven by increased sales of maintenance services across our Digital Workspace perpetual offerings of $8.4 million and higher sales of hardware maintenance related to our perpetual Networking products of $2.7 million. Support and services revenue increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily driven by increased sales of maintenance services across our Digital Workspace perpetual offerings. We currently expect Support and services revenue to remain consistent when comparing the third quarter of 2019 to the third quarter of 2018.
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
The following table presents the amounts of deferred revenue and unbilled revenue (in thousands):

	June 30, 2019	December 31, 2018	2019 compared to 2018
Deferred revenue	$1,744,714	$1,834,572	$(89,858)
Unbilled revenue	484,213	338,463	145,750
Deferred revenue decreased $89.9 million as of June 30, 2019 compared to December 31, 2018 primarily due to a decrease in maintenance and support of $136.3 million, primarily due to seasonality, partially offset by an increase in subscription of $54.9 million. Unbilled revenue as of June 30, 2019 increased $145.8 million from December 31, 2018 primarily due to an increase in multi-year subscription agreements as a result of an increase in customer adoption of our cloud-based subscription offerings.

While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. We refer to those unfulfilled product license orders at the end of a given period as “product and license backlog.” As of June 30, 2019, the amount of product and license backlog was not material. As of June 30, 2018, we had product and license backlog of $37.8 million. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for 47.0% and 48.0% of our net revenues for the three and six months ended June 30, 2019, respectively, and 46.4% and 45.7% of our net revenues for the three and six months ended June 30, 2018, respectively. The increase in our international revenues as a percentage of our net revenues for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily driven by an increase in revenue in our EMEA region, consisting primarily of increases in Subscription of $13.0 million and Support and services of $5.9 million, partially offset by a decrease in Product and license of $12.6 million. The increase in our international revenues as a percentage of our net revenues for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily driven by an increase in revenue in our EMEA region of $28.5 million, consisting primarily of increases in Subscription of $24.3 million and Support and services of $15.5 million, partially offset by a decrease in Product and license of $11.3 million, and an increase in revenue in our APJ region of $10.5 million, consisting primarily of increases in Product and license of $6.0 million and Subscription of $4.9 million. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Cost of Net Revenues

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2019	June 30, 2019
	2019	2018	2019	2018	vs. June 30, 2018	vs. June 30, 2018
	(In thousands)
Cost of subscription, support and services revenues	$78,817	$67,523	$150,245	$130,908	$11,294	$19,337
Cost of product and license revenues	21,878	29,707	47,622	63,579	(7,829)	(15,957)
Amortization of product related intangible assets	9,784	11,519	20,085	22,548	(1,735)	(2,463)
Total cost of net revenues	$110,479	$108,749	$217,952	$217,035	$1,730	$917
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
Cost of subscription, support and services revenues increased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 primarily due to an increase in costs related to providing our subscription offerings. We currently expect Cost of subscription, support and services revenues to increase when comparing the third quarter of 2019 to the third quarter of 2018, consistent with the expected increases in Subscription revenue as discussed above.
Cost of product and license revenues decreased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 primarily due to lower overall sales of our perpetual Networking products, which contain hardware components that have a higher cost than our software products. We currently expect Cost of product and license revenues to decrease when comparing the third quarter of 2019 to the third quarter of 2018, consistent with the expected decrease in Product and license revenue.
Amortization of product related intangible assets decreased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 primarily due to lower amortization of certain intangible assets becoming fully amortized.
Gross Margin
Gross margin as a percentage of revenue was 85.2% and 85.2% for the three and six months ended June 30, 2019, respectively, and 85.4% and 84.9% for the three and six months ended June 30, 2018, respectively. The change in gross margin when comparing the three and six months ended June 30, 2019 to June 30, 2018 was not significant.
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
Research and Development Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2019	June 30, 2018
	2019	2018	2019	2018	vs. June 30, 2018	vs. June 30, 2018
	(In thousands)
Research and development	$134,029	$112,943	$264,292	$211,493	$21,086	$52,799
Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in compensation and other employee-related costs of $9.3 million related to a net increase in headcount and an increase in stock-based compensation of $7.7 million. Research and development expenses increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in stock-based compensation of $24.7 million and an increase in compensation and other employee-related costs of $19.6 million related to a net increase in headcount.

Sales, Marketing and Services Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2019	June 30, 2019
	2019	2018	2019	2018	vs. June 30, 2018	vs. June 30, 2018
	(In thousands)
Sales, marketing and services	$298,429	$286,730	$573,084	$537,943	$11,699	$35,141
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
Sales, marketing and services expenses increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in stock-based compensation of $4.8 million, an increase in compensation and other employee-related costs of $3.7 million due to a net increase in sales and services headcount, and an increase in professional fees of $2.0 million. Sales, marketing and services expenses increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in stock-based compensation of $11.2 million, an increase in compensation and other employee-related costs of $10.4 million due to a net increase in sales and services headcount, and an increase in professional fees of $5.1 million.
General and Administrative Expenses

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2019	June 30, 2019
	2019	2018	2019	2018	vs. June 30, 2018	vs. June 30, 2018
	(In thousands)
General and administrative	$81,162	$77,340	$158,709	$141,067	$3,822	$17,642
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in professional fees. General and administrative expenses increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in professional fees of $9.1 million and an increase in compensation and other employee-related costs of $4.7 million due to a net increase in headcount.
2019 Operating Expense Outlook
When comparing the third quarter of 2019 to the third quarter of 2018, we currently expect Operating expenses to increase with respect to sales, marketing and services expenses due to our continued investment in demand generation, and to better serve customer success. We also expect an increase with respect to research and development expenses as we continue to invest in product and engineering, and remain consistent with respect to general and administrative expenses.
Interest Income

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2019	June 30, 2019
	2019	2018	2019	2018	vs. June 30, 2018	vs. June 30, 2018
	(In thousands)
Interest income	$3,870	$9,402	$13,544	$18,133	$(5,532)	$(4,589)
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income decreased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 primarily due to lower cash, cash equivalents and investment balances as a result of the repayment of the outstanding principal balance of our Convertible Notes on April 15, 2019. See Note 6 to our condensed consolidated financial statements for additional details regarding our investments.
Interest Expense

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2019	June 30, 2019
	2019	2018	2019	2018	vs. June 30, 2018	vs. June 30, 2018
	(In thousands)
Interest expense	$(10,289)	$(20,542)	$(28,322)	$(40,878)	$10,253	$12,556
Interest expense primarily consists of interest paid on our Convertible Notes, 2027 Notes and our credit facility. Interest expense decreased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 due to the repayment of the outstanding principal balance of our Convertible Notes on April 15, 2019. See Note 11 to our condensed consolidated financial statements for additional details regarding our debt.
Other (Expense) Income, Net

	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	June 30,		June 30,		June 30, 2019	June 30, 2019
	2019	2018	2019	2018	vs. June 30, 2018	vs. June 30, 2018
	(In thousands)
Other (expense) income, net	$(3,420)	$(2,537)	$279	$(5,549)	$(883)	$5,828
Other (expense) income, net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other (expense) income, net during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was not significant. The change in Other (expense) income, net during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily driven by gains from fair value adjustments on our investments accounted for using net asset value of $2.3 million, realized gains on our available-for-sale investments of $1.9 million and gains from the remeasurement of foreign currency transactions of $1.1 million.
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
Our effective tax rate was 12.8% and 18.7% for the three months ended June 30, 2019 and 2018, respectively. The decrease in the effective tax rate when comparing the three months ended June 30, 2019 to the three months ended June 30, 2018 was primarily due to tax items unique to the period ended June 30, 2018, as well as additional tax benefit from stock-based compensation deductions in the period ended June 30, 2019.
Our effective tax rate was 9.6% and 11.1% for the six months ended June 30, 2019 and 2018, respectively. The decrease in the effective tax rate when comparing the six months ended June 30, 2019 to the six months ended June 30, 2018 was primarily due to tax items unique to the period ended June 30, 2018, as well as additional tax benefit from stock-based compensation deductions in the period ended June 30, 2019.
Our net unrecognized tax benefits totaled $101.6 million and $89.9 million as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, $74.8 million included in the balance for tax positions would affect the annual effective tax rate if recognized. We have $6.0 million accrued for the payment of interest as of June 30, 2019.

On July 24, 2018, the U.S. Ninth Circuit Court of Appeals overturned the U.S. Tax Court’s unanimous decision in Altera v. Commissioner, where the Tax Court held the Treasury regulation requiring participants in a qualified cost sharing arrangement to share stock-based compensation costs to be invalid. On August 7, 2018, the U.S. Ninth Circuit Court of Appeals, on its own motion, withdrew its July 24, 2018 opinion to allow time for a reconstituted panel to confer. Given the increased uncertainty as to the Ninth Circuit panel's eventual ruling and the impact it will have on the Internal Revenue Service’s ability to challenge the technical merits of our position, we accrued amounts for this uncertain tax position as of the year ended December 31, 2018.
On June 7, 2019, a reconstituted panel issued a new opinion which again reversed the Tax Court's holding in Altera v. Commissioner and upheld a 2003 regulation that requires participants in a cost-sharing arrangement to share stock-based compensation costs. The Ninth Circuit panel concluded that the 2003 regulations were valid under the Administrative Procedure Act. Since we previously accrued amounts for this uncertain tax position, there were no changes to our position or treatment of our cost-sharing arrangements in the current period. On July 22, 2019, Altera Corp. filed an appeal with the Ninth Circuit to rehear this case, which is ongoing. Therefore, the case's final disposition may result in a benefit for us in the future if the case is reversed.
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
At June 30, 2019, we had $114.6 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
Liquidity and Capital Resources
During the six months ended June 30, 2019, we generated operating cash flows of $429.9 million. These operating cash flows related primarily to net income of $203.8 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $133.6 million, depreciation and amortization expenses of $109.1 million, and deferred income tax expense of $18.9 million. Partially offsetting these cash inflows was a change in operating assets and liabilities of $50.3 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an outflow in deferred revenue of $89.9 million, an outflow in income taxes, net of $67.3 million due to decreases in income taxes payable, and an outflow in accrued expenses and other current liabilities of $62.8 million, primarily due to decreases in employee-related accruals of $39.7 million and payments on lease liabilities of $27.1 million. These outflows are partially offset by an inflow in accounts receivable of $155.2 million driven by an increase in collections and an inflow from prepaid expenses and other current assets of $22.7 million, primarily due to decreases from prepaid cloud commitment agreements. Our investing activities provided $1.03 billion of cash consisting primarily of cash received from the net proceeds from the sale of investments of $1.07 billion, partially offset by cash paid for the purchase of property and equipment of $38.1 million. Our financing activities used cash of $1.58 billion primarily due to the cash repayment of the outstanding principal balance of our Convertible Notes of $1.16 billion, stock repurchases of $250.0 million, cash dividends on our common stock of $91.9 million and cash paid for tax withholding on vested stock awards of $70.6 million.

During the six months ended June 30, 2018, we generated operating cash flows of $528.0 million. These operating cash flows related primarily to net income of $251.1 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $91.6 million, depreciation and amortization expenses of $86.3 million, the effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies of $6.0 million and deferred income tax expense of $5.8 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $62.2 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an inflow in accounts receivable of $182.5 million driven by an increase in collections from higher prior period bookings. This inflow is partially offset by an outflow in income taxes, net of $72.4 million due to decreases in income taxes payable and an increase in prepaid taxes, as well as changes in deferred revenue of $41.1 million primarily due to the upfront recognition of term licenses per the new revenue standard as well as seasonality. Our investing activities provided $202.4 million of cash consisting primarily of cash received from the net proceeds from the sale of investments of $302.6 million, partially offset by cash paid for acquisitions of $66.0 million and cash paid for the purchase of property and equipment of $32.9 million. Our financing activities used cash of $820.5 million primarily due to cash paid for stock repurchases of $765.0 million and cash paid for tax withholding on vested stock awards of $49.9 million.
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
Credit Facility
On January 7, 2015, we entered into a credit agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement. As of June 30, 2019, there was no amount outstanding under the credit facility.
The Credit Agreement contains certain financial covenants that require us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. We were in compliance with these covenants as of June 30, 2019. In addition, the Credit Agreement contains customary representations and warranties. Please see Note 11 to our condensed consolidated financial statements for additional details on our Credit Agreement.
Convertible Notes
During 2014, we completed a private placement of approximately $1.44 billion principal amount of 0.500% Convertible Notes due 2019. As of October 15, 2018, we had received conversion notices from noteholders with respect to $273.0 million in aggregate principal amount of Convertible Notes requesting conversion as a result of the sales price condition having been met during the second and third quarter of 2018. In accordance with the terms of the Convertible Notes, in the fourth quarter of 2018, we made cash payments of this aggregate principal amount and delivered 1.3 million newly issued shares of our common stock in respect of the remainder of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. We received shares of our common stock under the Bond Hedges that offset the issuance of shares of common stock upon conversion of the Convertible Notes. In addition, on or after October 15, 2018 until the close of business on the second scheduled trading day immediately preceding the April 15, 2019 maturity date, holders of the Convertible Notes had the right to convert their notes at any time, regardless of whether the sales price condition was met. All Convertible Notes were converted by their beneficial owners prior to their maturity on April 15, 2019. In accordance with the terms of the indenture governing the Convertible Notes, on April 15, 2019 we paid $1.16 billion in the outstanding aggregate principal amount of the Convertible Notes and delivered 4.9 million newly issued shares of our common stock in respect of the remainder of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. We received shares of our common stock under the Bond Hedges that offset the issuance of shares of common stock upon conversion of the Convertible Notes. Please see Note 11 to our condensed consolidated financial statements for additional details on our Convertible Notes and Bond Hedges.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2019. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements and service our debt obligations for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions and for general corporate purposes.
Cash, Cash Equivalents and Investments

	June 30, 2019	December 31, 2018	2019 Compared to 2018
	(In thousands)
Cash, cash equivalents and investments	$593,629	$1,776,700	$(1,183,071)
The decrease in Cash, cash equivalents and investments when comparing June 30, 2019 to December 31, 2018, is primarily due to the cash repayment of the outstanding principal amount of our Convertible Notes of $1.16 billion, cash paid for stock repurchases of $250.0 million, cash dividends on our common stock of $91.9 million, cash paid for tax withholding on vested stock awards of $70.6 million, and cash paid for property and equipment of $38.1 million, partially offset by cash provided by operating activities of $429.9 million.
As of June 30, 2019, $346.1 million of the $593.6 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. As a result of the Tax Cuts and Jobs Act, which became effective January 1, 2018, the cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program, of which $750.0 million was approved in October 2018. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At June 30, 2019, $517.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
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

During the three months ended June 30, 2019, we expended approximately $156.2 million on open market purchases under the stock repurchase program, repurchasing 1,599,822 shares of common stock at an average price of $97.63. During the six months ended June 30, 2019, we expended approximately $250.0 million on open market purchases under the stock repurchase program, repurchasing 2,510,882 shares of common stock at an average price of $99.57.
During the three and six months ended June 30, 2018, we expended approximately $15.0 million on open market purchases under the stock repurchase program, repurchasing 0.1 million shares of common stock at an average price of $106.83.
Shares for Tax Withholding
During the three and six months ended June 30, 2019, we withheld 104,129 shares and 698,117 shares, respectively, from equity awards that vested, totaling $10.4 million and $70.6 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and six months ended June 30, 2018, we withheld 30,502 shares and 537,776 shares, respectively, from equity awards that vested, totaling $3.0 million and $49.9 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Contractual Obligations
Other Purchase Commitments
In June 2019, we entered into an amended agreement, in the ordinary course of business, with a third-party provider for our use of certain cloud services through June 2021. Under the amended agreement, we are committed to a purchase of $25.0 million in fiscal year 2019 and $25.0 million in fiscal year 2020.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended June 30, 2019 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We were the victim of a cyberattack, in which international cyber criminals gained intermittent access to our internal network through “password spraying”, and over a limited number of days stole business documents and files from a shared network drive and a drive associated with a web-based tool used in our consulting practice. We recently conducted an investigation, and we are reviewing documents and files that may have been accessed or were stolen in this incident. Please also see Management’s Discussion and Analysis - Executive Summary.
Although it is difficult to predict the ultimate outcomes of this cyberattack, to date, three putative class action lawsuits have been filed against us in the United States District Court for the Southern District of Florida. These matters, Howard v. Citrix, Jackson and Sargent v. Citrix, and Ramus, Young and Charles v. Citrix, were filed on May 24, 2019, May 30, 2019, and June 23, 2019, respectively, and have been consolidated. The plaintiffs, who purport to represent various classes of our current and former employees (and their dependents), generally claim to have been harmed by our alleged actions and/or omissions in connection with this incident and their personal data. They assert a variety of common law and statutory claims seeking monetary damages or other related relief.
We are unable to currently determine the ultimate outcome of these proceedings or the potential exposure or loss, if any, because the legal proceedings remain in the early stages, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved.
Beyond the matters described above, we believe that it is reasonably possible that outcomes from potential unasserted claims related to this cyberattack could materially and adversely affect our business, financial position, results of operations or cash flows. However, it is not possible to estimate the amount or a range of potential loss, if any, at this time, and we will continue to evaluate information as it becomes known and will record an accrual for estimated losses at the time or times it is determined that a loss is both probable and reasonably estimable.
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

On July 25, 2019, a class action lawsuit was filed against Citrix, LogMeIn and certain of their directors and officers in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The complaint alleges that the defendants violated federal securities laws by making alleged misstatements and omissions in LogMeIn’s Registration Statement and Prospectus filed in connection with the 2017 spin-off of Citrix’s GoTo family of service offerings and subsequent merger of that business with LogMeIn. The complaint seeks among other things the recovery of monetary damages.  We believe that Citrix and our directors have meritorious defenses to these allegations; however, we are unable to currently determine the ultimate outcome of this matter or the potential exposure or loss, if any.

ITEM 1A.	RISK FACTORS

The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 15, 2019.

We may not be able to forecast the rate at which our customers’ purchases trend away from perpetual licenses to subscriptions, which may impact our forecasted and actual revenue and operating results.

We are undergoing a business model transition and as our customers’ purchases trend away from perpetual licenses to subscriptions, our subscription bookings as a percentage of total product bookings increases. We forecast our future revenue and operating results and provide financial projections based on a number of assumptions, including a forecasted rate at which our subscription bookings as a percentage of total product bookings will increase throughout our business model transition. If any of our assumptions about our business model transition or the estimated rate at which our subscription bookings as a percentage of total product bookings will increase and in which periods are incorrect, our forecasted revenue and operating results may be impacted and could vary materially from those we provide as guidance or from those anticipated by investors and analysts. For example, in the second quarter of fiscal year 2019, our subscription bookings as a percentage of total product bookings was higher than anticipated, which impacted our operating results for that period and our guidance for the third quarter and full fiscal year 2019.
The cyberattack involving our internal network that we announced on March 8, 2019 could have a material adverse impact on our business, results of operations and financial condition.
On March 6, 2019, the FBI informed us that international cyber criminals had gained access to Citrix’s internal network through a “password spraying” attack, a technique that exploits weak passwords. Immediately, we engaged outside forensics and security experts, took actions to expel the cyber criminals from our internal systems, and adopted additional security measures. Additionally, we launched a comprehensive forensic investigation led by a leading, independent cybersecurity firm. From our investigation, we confirmed that the cyberattack commenced on October 13, 2018, and encompassed a cyber incident that we became aware of in late 2018 and took certain steps to remediate based on our assessment at the time. Further, we received a notification from the Department of Homeland Security in late February 2019 concerning a network compromise that may have been part of this same cyberattack. While waiting for clarification from the Department of Homeland Security, we were contacted by the FBI on March 6, 2019.
We conducted an investigation, which confirmed that between October 13, 2018 and March 8, 2019, cyber criminals intermittently accessed Citrix's internal network and over a limited number of days stole business documents and files from a shared network drive and a drive associated with a web-based tool used in our consulting practice. The shared drive from which documents and files were stolen was used to store current and historical business documents and files, such as human resources and employee records, some of which contained sensitive and personal identification information of our current and former employees and, in some cases, their beneficiaries, dependents, and others; customer engagement documents, including consulting services project materials, statements of work and proofs of concept, some of which were also stored on the drive associated with a web-based tool used in our consulting practice; marketing materials; sales and finance documents; contracts and other legal records; and a wide assortment of other company records. The cyber criminals also may have accessed the individual virtual drives of a very limited number of compromised users, accessed company email accounts of the same very limited number of compromised users, and launched without further exploitation a limited number of internal applications. We are reviewing documents and files that may have been accessed or were stolen in this incident. Our investigation found no indication that the cyber criminals discovered and exploited any vulnerabilities in our products or customer cloud services to gain entry, and no indication that the security of any Citrix product or customer cloud service was compromised.

This cyberattack has resulted in three class action complaints related to the loss of personal data of current and former employees, and could result in (among other consequences):

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
Purchases of Equity Securities by the Issuer
The Company's Board of Directors authorized an ongoing stock repurchase program, of which $750.0 million was approved in October 2018. The objective of the stock repurchase program is to improve stockholders’ returns. As of June 30, 2019, $517.9 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended June 30, 2019:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
April 1, 2019 through April 30, 2019	496,647	$100.78	408,985	$632,889
May 1, 2019 through May 31, 2019	643,716	$96.78	627,249	$572,186
June 1, 2019 through June 30, 2019	563,588	$96.33	563,588	$517,896
Total	1,703,951	$97.80	1,599,822	$517,896

(1)
Includes approximately 104,129 shares withheld from restricted stock units that vested in the second quarter of 2019 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.

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

10.1*†
Amendment to Global Restricted Stock Unit Agreement (Long Term Incentive) and Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan, effective as of April 1, 2019

10.2*†	Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan

10.3*†	Letter Agreement, dated as of April 23, 2019, between the Company and Andrew H. Del Matto

10.4*†	Benefits Continuation Agreement, dated as of April 30, 2019, between the Company and Robert M. Calderoni

10.5*	Second Amendment to Amended and Restated 2014 Equity Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 6, 2019)

31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Indicates a management contract or a compensatory plan, contract or arrangement.
†	Filed herewith.
††	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of August, 2019.

CITRIX SYSTEMS, INC.

By:	/s/ JESSICA SOISSON
Jessica Soisson
Interim Chief Financial Officer
(Authorized Officer and Principal Financial Officer)