Form 10-Q
period 2019-09-30
CITRIX SYSTEMS INC
filed 2019-11-01
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No   ☒
As of October 25, 2019, there were 130,219,842 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

2

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2019

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$493,834	$618,766
Short-term investments, available-for-sale	55,372	583,615
Accounts receivable, net of allowances of $6,962 and $4,530 at September 30, 2019 and December 31, 2018, respectively	426,842	688,420
Inventories, net	18,518	21,905
Prepaid expenses and other current assets	199,434	174,195
Total current assets	1,194,000	2,086,901
Long-term investments, available-for-sale	21,374	574,319
Property and equipment, net	236,788	243,396
Operating lease right-of-use assets	218,625	—
Goodwill	1,798,408	1,802,670
Other intangible assets, net	119,055	167,187
Deferred tax assets, net	301,062	136,998
Other assets	141,781	124,578
Total assets	$4,031,093	$5,136,049
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$72,659	$75,551
Accrued expenses and other current liabilities	294,915	290,492
Income taxes payable	45,615	44,409
Current portion of convertible notes	—	1,155,445
Current portion of deferred revenues	1,200,496	1,345,243
Total current liabilities	1,613,685	2,911,140
Long-term portion of deferred revenues	415,076	489,329
Long-term debt	742,704	741,825
Long-term income taxes payable	259,391	285,627
Operating lease liabilities	221,032	—
Other liabilities	66,294	148,499
Commitments and contingencies
Temporary equity from convertible notes	—	8,110
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 317,549 and 309,761 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	318	310
Additional paid-in capital	6,170,577	5,404,500
Retained earnings	4,500,876	4,169,019
Accumulated other comprehensive loss	(6,482)	(8,154)
	10,665,289	9,565,675
Less - common stock in treasury, at cost (187,661 and 178,327 shares at September 30, 2019 and December 31, 2018, respectively)	(9,952,378)	(9,014,156)
Total stockholders' equity	712,911	551,519
Total liabilities, temporary equity and stockholders' equity	$4,031,093	$5,136,049
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share information)
Revenues:
Subscription	$159,873	$111,539	$457,312	$325,493
Product and license	131,057	170,952	406,733	523,707
Support and services	441,971	449,985	1,336,696	1,322,833
Total net revenues	732,901	732,476	2,200,741	2,172,033
Cost of net revenues:
Cost of subscription, support and services	76,885	64,717	227,130	195,625
Cost of product and license revenues	27,411	27,571	75,033	91,150
Amortization and impairment of product related intangible assets	22,622	11,629	42,707	34,177
Total cost of net revenues	126,918	103,917	344,870	320,952
Gross margin	605,983	628,559	1,855,871	1,851,081
Operating expenses:
Research and development	126,420	111,557	390,712	323,050
Sales, marketing and services	274,874	262,562	847,958	800,505
General and administrative	80,042	86,084	238,751	227,151
Amortization of other intangible assets	4,937	4,063	11,671	11,748
Restructuring	8,879	(486)	16,022	13,138
Total operating expenses	495,152	463,780	1,505,114	1,375,592
Income from operations	110,831	164,779	350,757	475,489
Interest income	2,649	10,896	16,193	29,029
Interest expense	(8,822)	(19,962)	(37,144)	(60,840)
Other income (expense), net	3,456	3,702	3,735	(1,847)
Income before income taxes	108,114	159,415	333,541	441,831
Income tax (benefit) expense	(162,743)	558	(141,159)	31,882
Net income	$270,857	$158,857	$474,700	$409,949
Earnings per share:
Basic	$2.08	$1.18	$3.62	$3.00
Diluted	$2.04	$1.08	$3.48	$2.80
Weighted average shares outstanding:
Basic	130,277	135,055	131,020	136,752
Diluted	132,655	147,568	136,297	146,554

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$270,857	$158,857	$474,700	$409,949
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains (losses)	57	816	2,859	(3,394)
Less: reclassification adjustment for net losses (gains) included in net income	7	62	(577)	1,307
Net change (net of tax effect)	64	878	2,282	(2,087)
Cash flow hedges:
Change in unrealized losses	(1,774)	(1,636)	(1,439)	(4,367)
Less: reclassification adjustment for net (gains) losses included in net income	(162)	1,185	829	(1,031)
Net change (net of tax effect)	(1,936)	(451)	(610)	(5,398)
Other comprehensive (loss) income	(1,872)	427	1,672	(7,485)
Comprehensive income	$268,985	$159,284	$476,372	$402,464

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Operating Activities
Net income	$474,700	$409,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	188,443	161,582
Stock-based compensation expense	202,523	144,306
Deferred income tax (benefit) expense	(184,573)	2,508
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	2,712	7,226
Other non-cash items	7,888	5,558
Total adjustments to reconcile net income to net cash provided by operating activities	216,993	321,180
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	256,628	296,286
Inventories	443	(7,549)
Prepaid expenses and other current assets	(13,539)	(51,726)
Other assets	(50,068)	(17,540)
Income taxes, net	(42,119)	(83,273)
Accounts payable	(2,645)	2,945
Accrued expenses and other current liabilities	(48,485)	40,503
Deferred revenues	(219,000)	(85,072)
Other liabilities	4,111	3,233
Total changes in operating assets and liabilities, net of the effects of acquisitions	(114,674)	97,807
Net cash provided by operating activities	577,019	828,936
Investing Activities
Purchases of available-for-sale investments	(19,999)	(435,876)
Proceeds from sales of available-for-sale investments	938,031	442,360
Proceeds from maturities of available-for-sale investments	165,944	320,259
Purchases of property and equipment	(50,453)	(54,289)
Cash paid for acquisitions, net of cash acquired	—	(65,983)
Cash paid for licensing agreements, patents and technology	(2,405)	(2,140)
Other	919	1,399
Net cash provided by investing activities	1,032,037	205,730
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	—	164
Proceeds from credit facility	200,000	—
Repayment of credit facility	(200,000)	—
Repayment of acquired debt	—	(5,674)
Repayment on convertible notes	(1,164,497)	—
Stock repurchases, net	(353,904)	(881,153)
Cash paid for tax withholding on vested stock awards	(74,794)	(53,589)
Cash paid for dividends	(137,224)	—
Net cash used in financing activities	(1,730,419)	(940,252)
Effect of exchange rate changes on cash and cash equivalents	(3,569)	(4,362)
Change in cash and cash equivalents	(124,932)	90,052
Cash and cash equivalents at beginning of period	618,766	1,115,130
Cash and cash equivalents at end of period	$493,834	$1,205,182
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
2. SIGNIFICANT ACCOUNTING POLICIES
During the first quarter of 2019, the Company adopted new accounting guidance related to leases, which is described below. There have been no other significant changes in the Company’s accounting policies during the three and nine months ended September 30, 2019 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2018.
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
Adoption of this standard had a material impact in the Company’s condensed consolidated balance sheets, but did not have a material impact on its condensed consolidated income statements. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged. Adoption of the new standard resulted in the recording of additional right-of-use assets for operating leases (net of previously recorded lease losses related to the consolidation of leased facilities of $42.2 million and deferred rent liability of $20.5 million under the old guidance) of approximately $194.5 million and operating lease liabilities of approximately $256.4 million, as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings of $0.8 million. Adoption of this standard had no impact to cash from or used in operating, financing, or investing in the Company’s condensed consolidated cash flows statements. Adoption of this standard had no impact on the Company's debt covenant compliance under its current agreement or on liquidity. See Note 19 for additional information regarding the Company’s leases.

Current Expected Credit Losses
In June 2016, the Financial Accounting Standards Board issued an accounting standard update on the measurement of credit losses on financial instruments. Previously, credit losses were measured using an incurred loss approach when it was probable that a credit loss had been incurred. The new guidance changes the credit loss model from an incurred loss to an expected loss approach. It requires the application of a current expected credit loss (“CECL”) impairment model to financial assets measured at amortized cost (including trade accounts receivable) and certain off-balance-sheet credit exposures. Under the CECL model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. The standard also changes the impairment model for available-for-sale debt securities, eliminating the concept of other than temporary impairment and requiring credit losses to be recorded through an allowance for credit losses. The amount of the allowance for credit losses for available-for-sale debt securities is limited to the amount by which fair value is below amortized cost. The standard is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. A modified retrospective adoption method is required, with a cumulative-effect adjustment to the opening retained earnings balance in the period of adoption. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position, results of operations and cash flows. Additionally, the Company is not planning to early adopt this standard.
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

Available-for-sale Investments
Short-term and long-term available-for-sale investments in debt securities as of September 30, 2019 and December 31, 2018 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale debt securities are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale investments in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
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
Sales tax
The Company records revenue net of sales tax.

Timing of revenue recognition

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Products and services transferred at a point in time	$159,326	$186,039	$500,450	$583,888
Products and services transferred over time	573,575	546,437	1,700,291	1,588,145
Total net revenues	$732,901	$732,476	$2,200,741	$2,172,033

Contract balances
The Company's short-term and long-term contract assets were $4.6 million and $3.7 million, respectively, as of December 31, 2018, and $9.1 million and $17.6 million, respectively, as of September 30, 2019. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.35 billion and $489.3 million, respectively, as of December 31, 2018 and $1.20 billion and $415.1 million, respectively, as of September 30, 2019. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three and nine months ended September 30, 2019, the Company recognized $478.7 million and $1.13 billion, respectively, of revenue that was included in the deferred revenue balance as of June 30, 2019 and December 31, 2018, respectively.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no asset impairment charges related to contract assets for the three and nine months ended September 30, 2019 and 2018.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$644,959	$74,039	$1,148	$720,146
Support and services	1,408,910	44,587	1,362	1,454,859
Total net revenues	$2,053,869	$118,626	$2,510	$2,175,005

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
For the three and nine months ended September 30, 2019, the Company recorded amortization of capitalized contract acquisition costs of $11.4 million and $33.0 million, respectively, and for the three and nine months ended September 30, 2018, the Company recorded amortization of capitalized contract acquisition costs of $9.5 million and $25.7 million, respectively, which is recorded in Sales, marketing and services expense in the accompanying condensed consolidated statements of income. As of September 30, 2019, the Company's short-term and long-term contract acquisition costs were $45.0 million and $69.7 million, respectively, and are included in Prepaid and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. There was no impairment loss in relation to costs capitalized during the three and nine months ended September 30, 2019 and 2018.
4. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise or settlement of stock awards and shares issuable under the employee stock purchase plan (calculated using the treasury stock method) during the period they were outstanding and potential dilutive common shares from the conversion spread on the Company’s 0.500% Convertible Notes due 2019 (the “Convertible Notes”) during the period they were outstanding and the Company's warrants.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income	$270,857	$158,857	$474,700	$409,949
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	130,277	135,055	131,020	136,752
Effect of dilutive employee stock awards	1,823	2,731	2,050	2,594
Effect of dilutive Convertible Notes	—	6,999	1,901	5,892
Effect of dilutive warrants	555	2,783	1,326	1,316
Denominator for diluted earnings per share - weighted-average shares outstanding	132,655	147,568	136,297	146,554

Basic earnings per share	$2.08	$1.18	$3.62	$3.00

Diluted earnings per share	$2.04	$1.08	$3.48	$2.80

For the three and nine months ended September 30, 2019, the weighted-average number of shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of the Company's warrants, as the average stock price during the quarters was above the weighted-average warrant strike price of $94.18 per share and $94.52 per share, respectively. For the three and nine months ended September 30, 2018, the weighted-average number of shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of the Company's warrants, as the average stock price during the quarters was above the weighted-average warrant strike price of $95.25 per share. Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial during the periods presented.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share because upon conversion the Company paid cash up to the aggregate principal amount of the Convertible Notes converted and delivered shares of common stock in respect of the remainder of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes converted. The conversion spread had a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeded the conversion price. For the nine months ended September 30, 2019 and three and nine months ended September 30, 2018, the average market price of the Company's common stock exceeded the conversion price; therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share. For the three months ended September 30, 2019, there was no dilution as the Convertible Notes matured on April 15, 2019. See Note 11 for detailed information on the Convertible Notes offering.
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

Cedexis, Inc.
On February 6, 2018, the Company acquired all of the issued and outstanding securities of Cedexis, Inc. (“Cedexis”), whose solution is a real-time data driven service for dynamically optimizing the flow of traffic across public clouds and data centers that provides a dynamic and reliable way to route and manage Internet performance for customers moving towards hybrid and multi-cloud deployments. The total cash consideration for this transaction was $66.0 million, net of $6.0 million cash acquired. Transaction costs associated with the acquisition were not significant. During the third quarter of 2019, the Company tested certain intangible assets for recoverability due to changes in facts and circumstances associated with the shift in strategic focus and reduced profitability expectations. As a result, the Company impaired a portion of the carrying value of the intangible assets related to this acquisition in the third quarter of 2019. See Note 9 for more information on the impairment.

6. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	September 30, 2019				December 31, 2018
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$1,681	$—	$(2)	$1,679	$314,982	$333	$(2,367)	$312,948
Corporate securities	61,044	1	(160)	60,885	612,698	116	(4,156)	608,658
Municipal securities	—	—	—	—	2,500	4	—	2,504
Government securities	14,179	7	(4)	14,182	234,668	91	(935)	233,824
Total	$76,904	$8	$(166)	$76,746	$1,164,848	$544	$(7,458)	$1,157,934

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

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2019 were approximately five months and two years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the three months ended September 30, 2019, the Company had no proceeds from the sales of available-for-sale investments. For the nine months ended September 30, 2019, the Company received proceeds from the sales of available-for-sale investments of $938.0 million. For the three and nine months ended September 30, 2018, the Company received proceeds from the sales of available-for-sale investments of $7.5 million and $442.4 million, respectively.
For the three months ended September 30, 2019, the Company had no realized gains on the sales of available-for-sale investments. For the nine months ended September 30, 2019, the Company had realized gains on the sales of available-for-sale investments of $1.5 million. For the three months ended September 30, 2018, the Company had no realized gains on the sales of available-for-sale investments. For the nine months ended September 30, 2018, the Company had $0.1 million in realized gains on the sales of available-for-sale investments.
For the three months ended September 30, 2019, the Company had no realized losses on available-for-sale investments. For the nine months ended September 30, 2019, the Company had realized losses on available-for-sale investments of $0.9 million. For the three and nine months ended September 30, 2018, the Company had realized losses on available-for-sale investments of $0.1 million and $1.5 million, respectively, primarily related to sales of these investments during these periods.
All realized gains and losses related to the sales of available-for-sale investments are included in Other income (expense), net, in the accompanying condensed consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired as of September 30, 2019 and December 31, 2018 were $0.2 million and $2.9 million, respectively. Because the Company does not currently intend to sell any of its investments in an unrealized loss position and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider the securities to be other-than-temporarily impaired.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of $12.3 million and $13.4 million as of September 30, 2019 and December 31, 2018, respectively, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly. The Company determined that there were no material adjustments resulting from observable price changes to the Company's investments in privately-held companies without a readily determinable fair value for the three and nine months ended September 30, 2019. The fair value of these investments represents a Level 3 valuation as the assumptions used in valuing these investments are not directly or indirectly observable. See Note 7 for detailed information on fair value measurements.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $11.9 million and $10.9 million as of September 30, 2019 and December 31, 2018, respectively, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. These private equity funds focus on making venture capital investments, principally by investing in equity securities of early and late stage privately held corporations. The funds’ general partner shall determine the amount, timing and form (whether cash or in kind) of all distributions made by the funds. The Company may only transfer its investments in private equity fund interests subject to the general partner’s written consent and cannot trade its fund interests in established securities markets, secondary markets or equivalents thereof. The Company has unfunded commitments of $0.7 million as of September 30, 2019.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$402,579	$402,579	$—	$—
Money market funds	74,863	74,863	—	—
Corporate securities	16,392		16,392
Available-for-sale securities:
Agency securities	1,679	—	1,679	—
Corporate securities	60,885	—	59,885	1,000
Government securities	14,182	—	14,182	—
Prepaid expenses and other current assets:
Foreign currency derivatives	542	—	542	—
Total assets	$571,122	$477,442	$92,680	$1,000
Accrued expenses and other current liabilities:
Foreign currency derivatives	2,320	—	2,320	—
Total liabilities	$2,320	$—	$2,320	$—

	As of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$505,363	$505,363	$—	$—
Money market funds	88,126	88,126	—	—
Agency securities	3,296	—	3,296	—
Corporate securities	9,371	—	9,371	—
Government securities	12,610	—	12,610	—
Available-for-sale securities:
Agency securities	312,948	—	312,948	—
Corporate securities	608,658	—	607,945	713
Municipal securities	2,504	—	2,504	—
Government securities	233,824	—	233,824	—
Prepaid expenses and other current assets:
Foreign currency derivatives	764	—	764	—
Total assets	$1,777,464	$593,489	$1,183,262	$713
Accrued expenses and other current liabilities:
Foreign currency derivatives	2,543	—	2,543	—
Total liabilities	$2,543	$—	$2,543	$—

The Company’s fixed income available-for-sale security portfolio generally consists of investment grade securities from diverse issuers with a minimum credit rating of A-/A3 and a weighted-average credit rating of AA-/Aa3. The Company values these securities based on pricing from the Service, whose sources may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, and accordingly, the Company classifies the majority of its fixed income available-for-sale securities as Level 2.
The Company measures its cash flow hedges, which are classified as Prepaid expenses and other current assets and Accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs).
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended September 30, 2019, certain direct investments in privately-held companies with a carrying value of $0.5 million were determined to be impaired and written down to their fair value of $0.1 million, resulting in impairment charges of $0.4 million. During the nine months ended September 30, 2019, certain direct investments in privately-held companies with a carrying value of $2.4 million were determined to be impaired and written down to their fair value of $0.4 million, resulting in impairment charges of $2.0 million. The impairment charges were included in Other income (expense), net in the accompanying condensed consolidated statements of income.
During the three months ended September 30, 2018, no direct investments in privately-held companies were determined to be impaired. During the nine months ended September 30, 2018, the Company determined that certain direct investments in privately-held companies were impaired and recorded charges of $0.9 million, which were included in Other income (expense), net in the accompanying condensed consolidated statements of income. In determining the fair value of the investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.

As of September 30, 2019, the fair value of the $750.0 million of unsecured senior notes due December 1, 2027 (the “2027 Notes"), which was determined based on inputs that are observable in the market (Level 2) based on the closing trading price per $100 as of the last day of trading for the quarter ended September 30, 2019, and carrying value of the 2027 Notes was as follows (in thousands):

	Fair Value	Carrying Value
2027 Notes	$811,485	$742,704

See Note 11 for more information on the 2027 Notes.
8. STOCK-BASED COMPENSATION
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2019, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was approved at the Company's Annual Meeting of Stockholders on June 22, 2017. In March 2019, the Company's Board of Directors adopted an amendment to the 2014 Plan, which was approved at the Company's Annual Meeting of Stockholders on June 4, 2019. The Company’s superseded stock plans with outstanding awards include the Amended and Restated 2005 Equity Incentive Plan.

Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. ISOs, NSOs, and SARs are not currently being granted. Pursuant to the June 2019 amendment, the maximum number of shares of common stock available for issuance under the 2014 Plan was reduced to 43,400,000. In addition, the amendment removed the fungible share adjustment used to determine shares available for issuance. Under the original terms of the 2014 Plan, shares available for issuance were adjusted by a 2.75 fungible share factor. Pursuant to the amendment, beginning on June 4, 2019, each share award granted under the 2014 Plan reduces the share reserve by one share and all share awards granted on June 4, 2019 and thereafter that are later forfeited, canceled or terminated are returned to the share reserve in the same manner. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of September 30, 2019, there were 12,411,438 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans including authorization under its 2014 Plan to grant stock-based awards covering 6,129,472 shares of common stock.

In December 2014, the Company’s Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company’s Annual Meeting of Stockholders held on May 28, 2015. Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of September 30, 2019, 2,192,755 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to the 2015 ESPP of $4.0 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively, and $9.5 million and $7.3 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company used the Black-Scholes model to estimate the fair value of 2015 ESPP awards with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Expected volatility factor	0.22 - 0.29	0.26 - 0.29	0.22 - 0.29	0.26 - 0.29
Risk free interest rate	2.06% - 2.49%	1.63% - 2.19%	2.06% - 2.49%	1.12% - 2.19%
Expected dividend yield	1.31% - 1.39%	0% - 1.27%	1.27% - 1.39%	0% - 1.27%
Expected life (in years)	0.5	0.5	0.5	0.5

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
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Income Statement Classifications	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cost of subscription, support and services	$2,898	$2,106	$8,056	$5,827
Research and development	25,505	17,009	78,761	45,517
Sales, marketing and services	23,838	18,910	68,188	52,095
General and administrative	16,728	14,714	47,518	40,867
Total	$68,969	$52,739	$202,523	$144,306

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
Unrecognized Compensation Related to Stock Units
As of September 30, 2019, the total number of non-vested stock units outstanding, including company performance awards, market performance and service condition awards and service-based awards was 6,233,225. As of September 30, 2019, there was $411.3 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost of the awards legally granted through September 30, 2019 is expected to be recognized over a weighted-average period of 1.74 years.

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
The following table presents the change in goodwill during the nine months ended September 30, 2019 (in thousands):

	Balance at January 1, 2019	Additions	Other		Balance at September 30, 2019
Goodwill	$1,802,670	$—	$(4,262)	(1)	$1,798,408

(1)	Amount relates to adjustments to the purchase price allocation associated with 2018 acquisitions.
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
Intangible assets consist of the following (in thousands):

	September 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$732,699	$625,000	$746,152	$601,993
Other	188,773	177,417	227,922	204,894
Total	$921,472	$802,417	$974,074	$806,887

Amortization and impairment of product-related intangible assets, which consists primarily of product-related technologies and patents, was $22.6 million and $11.6 million for the three months ended September 30, 2019 and 2018, respectively, and $42.7 million and $34.2 million for the nine months ended September 30, 2019 and 2018, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $4.9 million and $4.1 million for the three months ended September 30, 2019 and 2018, respectively, and $11.7 million for the nine months ended September 30, 2019 and 2018, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
The Company monitors its intangible assets for indicators of impairment. If the Company determines impairment has occurred, it will write-down the intangible asset to its fair value. For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. During the three months ended September 30, 2019, the Company tested certain intangible assets for recoverability and, as a result, identified certain definite-lived intangible assets, primarily Cedexis developed technology, that were impaired and recorded non-cash impairment charges of $13.2 million to write down the intangible assets to their estimated fair value of $4.1 million. The impairment charge is included in Amortization and impairment of product related intangible assets in the accompanying condensed consolidated statements of income. These non-recurring fair value measurements were categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Key assumptions used in the valuation include forecasts of revenue and expenses over an extended period of time, customer churn rates, rate of migration to future technology, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change; therefore, further disruptions in the business could potentially result in additional amounts becoming impaired.
Estimated future amortization expense of intangible assets with finite lives as of September 30, 2019 is as follows (in thousands):

Year ending December 31,
2019 (remaining three months)	$11,495
2020	35,059
2021	22,768
2022	20,569
2023	16,259
Thereafter	12,905
Total	$119,055

10. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues:
Digital Workspace revenues(1)	$512,838	$508,706	$1,562,508	$1,467,087
Networking revenues(2)	188,191	195,421	537,628	611,386
Professional services(3)	31,872	28,349	100,605	93,560
Total net revenues	$732,901	$732,476	$2,200,741	$2,172,033

(1)
Digital Workspace revenues are primarily comprised of sales from the Company’s application virtualization solutions, which include Citrix Virtual Apps and Desktops, the Company's unified endpoint management solutions, which include Citrix Endpoint Management, related license updates and maintenance and support, Citrix Content Collaboration and cloud offerings.

(2)	Networking revenues primarily include Citrix ADC and Citrix SD-WAN, related license updates and maintenance and support and cloud offerings.

(3)	Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.

Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues:
Americas	$418,301	$432,689	$1,251,729	$1,276,873
EMEA	236,081	228,236	713,282	676,942
APJ	78,519	71,551	235,730	218,218
Total net revenues	$732,901	$732,476	$2,200,741	$2,172,033

As of September 30, 2019, one distributor, the Arrow Group, accounted for 14% of the Company's total gross accounts receivable.
Strategic Service Providers
The Company defines Strategic Service Providers (SSP) as its three historically largest hyperscale Networking customers. The following table summarizes SSP revenue for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenues:
SSP revenue	$38,475	$34,685	$84,307	$136,168
Non-SSP revenue	694,426	697,791	2,116,434	2,035,865
Total net revenues	$732,901	$732,476	$2,200,741	$2,172,033

Subscription Revenue
Subscription revenue relates to fees which are generally recognized ratably over the contractual term. The Company's subscription revenue includes Software as a Service (SaaS), which primarily consists of subscriptions delivered via a cloud hosted service whereby the customer does not take possession of the software and hybrid subscription offerings; and non-SaaS, which consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. The Company's hybrid subscription offerings are allocated between SaaS and non-SaaS, which are generally recognized at a point in time. The following table presents subscription revenues by SaaS and non-SaaS components, for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Subscription:
SaaS	$100,857	$70,768	$277,512	$195,527
Non-SaaS	59,016	40,771	179,800	129,966
Total Subscription revenue	$159,873	$111,539	$457,312	$325,493

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

Credit Facility
Effective January 7, 2015, the Company entered into a credit agreement (the "Credit Agreement") with a group of financial institutions (the “Lenders”). The credit facility provides for a five-year revolving line of credit in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The credit facility bears interest at LIBOR plus 1.10% and adjusts in the range of 1.00% to 1.30% above LIBOR based on the ratio of the Company’s total debt to its adjusted earnings before interest, taxes, depreciation, amortization and certain other items (“EBITDA”) as defined in the Credit Agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.125% to 0.20% of the aggregate revolving commitments under the credit facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA. During the three months ended September 30, 2019, the Company borrowed and repaid $200.0 million under the credit facility. As of September 30, 2019, there were no amounts outstanding under the credit facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge, dissolve or consolidate, dispose of all or substantially all of its assets, pay dividends during the existence of a default under the Credit Agreement, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. The Company was in compliance with these covenants as of September 30, 2019.
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
The following table includes total interest expense recognized related to the Convertible Notes and the 2027 Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Contractual interest expense	$8,438	$9,721	$26,945	$30,283
Amortization of debt issuance costs	182	1,199	1,488	3,578
Amortization of debt discount	41	8,836	8,232	26,312
	$8,661	$19,756	$36,665	$60,173

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
As noted above, the Bond Hedges reduced the dilution upon conversion of the Convertible Notes, as the market price per share of common stock, as measured under the terms of the Bond Hedges, was greater than the strike price of the Bond Hedges, which initially corresponded to the conversion price of the Convertible Notes and was subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The strike price of the Warrants was further adjusted to $93.92 per share and the number of shares of the Company's common stock covered by the remaining Warrant Transactions was adjusted to approximately 11.9 million shares as a result of the cash dividend paid in September 2019.
The Warrants expire in ratable portions on a series of expiration dates that commenced on July 15, 2019 and which conclude on November 18, 2019. During the quarter ended September 30, 2019, 7.0 million Warrants were exercised, and the Company delivered 0.2 million shares of its common stock as the volume weighted average stock price was above the Warrant strike price. Additionally, as of September 30, 2019, 5.4 million Warrants had expired unexercised on various dates and 7.9 million Warrants remained outstanding. The Warrants are not marked to market as the value of the Warrants were initially recorded in stockholders' equity and continue to be classified within stockholders' equity.

12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of September 30, 2019, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $1.6 million and $1.0 million at September 30, 2019 and December 31, 2018, respectively, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 13 for more information related to comprehensive income. The net unrealized loss as of September 30, 2019 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.

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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$362	Prepaid expenses and other current assets	$708	Accrued expenses and other current liabilities	$2,102	Accrued expenses and other current liabilities	$1,811

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$180	Prepaid expenses and other current assets	$56	Accrued expenses and other current liabilities	$218	Accrued expenses and other current liabilities	$732

The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive (Loss) Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss
	2019	2018		2019	2018
Foreign currency forward contracts	$(1,936)	$(451)	Operating expenses	$162	$(1,185)

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive (Loss) Income		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss
	2019	2018		2019	2018
Foreign currency forward contracts	$(610)	$(5,398)	Operating expenses	$(829)	$1,031

	For the Three Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2019	2018
Foreign currency forward contracts	Other income (expense), net	$4,108	$4,452

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2019	2018
Foreign currency forward contracts	Other income (expense), net	$2,128	$8,054

Outstanding Foreign Currency Forward Contracts
As of September 30, 2019, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 20,300
Brazilian Real	BRL 1,900
Pounds Sterling	GBP 1,800
Canadian Dollar	CAD 2,050
Chinese Yuan Renminbi	CNY 59,880
Czech Koruna	CZK 78,000
Danish Krone	DKK 9,300
Euro	EUR 5,564
Hong Kong Dollar	HKD 33,700
Indian Rupee	INR 599,000
Japanese Yen	JPY 78,001
Korean Won	KRW 609,000
Singapore Dollar	SGD 13,400
Swiss Franc	CHF 15,418
Swedish Krona	SEK 7,600

13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized loss on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2018	$(2,946)	$(2,440)	$(985)	$(1,783)	$(8,154)
Other comprehensive income (loss) before reclassifications	—	2,859	(1,439)	—	1,420
Amounts reclassified from accumulated other comprehensive loss	—	(577)	829	—	252
Net current period other comprehensive income	—	2,282	(610)	—	1,672
Balance at September 30, 2019	$(2,946)	$(158)	$(1,595)	$(1,783)	$(6,482)

Income tax expense or benefit allocated to each component of other comprehensive loss is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended September 30, 2019
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net loss on available-for-sale securities	$7	Other income (expense), net
Unrealized net gains on cash flow hedges	(162)	Operating expenses *
	$(155)

	For the Nine Months Ended September 30, 2019
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(577)	Other income (expense), net
Unrealized net losses on cash flow hedges	829	Operating expenses *
	$252
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
The Company’s effective tax rate was (150.5)% and 0.4% for the three months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2019 to the three months ended September 30, 2018 was primarily due to tax items unique to the period ended September 30, 2019. These amounts include an estimated income tax benefit of $157.7 million due to the recognition of Swiss deferred tax assets related to the enactment of Switzerland’s Federal Act on Tax Reform and AHV Financing (“TRAF”), as well as a $17.3 million tax benefit attributable to the 2015 U.S. federal income tax return statute of limitations closing during the three months ended September 30, 2019.
The Company’s effective tax rate was (42.3)% and 7.2% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate when comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018 was primarily due to tax items unique to the period ended September 30, 2019. These amounts include an estimated income tax benefit of $157.7 million due to the recognition of Swiss deferred tax assets related to the enactment of Switzerland’s TRAF, as well as a $17.3 million tax benefit attributable to the 2015 U.S. federal income tax return statute of limitations closing during the three months ended September 30, 2019.
The Company considers the income tax impact of the TRAF to be an estimate based on the Company's current interpretation of the TRAF and is subject to change upon valuation, further legislative guidance and the Swiss tax authority review of the federal tax filing. This additional federal benefit is expected to be fully realized over a 10 year amortization period. Additionally, there may be further updates due to the pending implementation of Swiss tax reform on the cantonal level anticipated in the fourth quarter of 2019 or first quarter of 2020. The Company will review any further issued guidance and continue to evaluate the federal and cantonal income tax impact of tax reform in Switzerland.
The Company’s net unrecognized tax benefits totaled $84.3 million and $89.9 million as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, $57.3 million included in the balance for tax positions would affect the annual effective tax rate if recognized. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of September 30, 2019, the Company has accrued $4.0 million for the payment of interest.
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is not currently under examination by the United States Internal Revenue Service. With few exceptions, the Company is generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions, by tax authorities for years prior to 2016.
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
At September 30, 2019, the Company had $300.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
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

15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program, of which $750.0 million was approved in October 2018 and an additional $600.0 million was approved in October 2019. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2019, approximately $414.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
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
During the three months ended September 30, 2019, the Company expended approximately $103.9 million on open market purchases under the stock repurchase program, repurchasing 1,130,100 shares of common stock at an average price of $91.94. During the nine months ended September 30, 2019, the Company expended approximately $353.9 million on open market purchases under the stock repurchase program, repurchasing 3,640,982 shares of common stock at an average price of $97.20.
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
Shares for Tax Withholding
During the three and nine months ended September 30, 2019, the Company withheld 44,829 shares and 742,946 shares, respectively, from equity awards that vested, totaling $4.2 million and $74.8 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and nine months ended September 30, 2018, the Company withheld 32,813 shares and 570,589 shares, respectively, from equity awards that vested, totaling $3.7 million and $53.6 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
The Company was the victim of a previously disclosed cyber attack during which international cyber criminals gained intermittent access to Citrix’s internal network. The Company has conducted an investigation into this incident. The Company’s investigation confirmed that between October 13, 2018 and March 8, 2019, international cyber criminals gained intermittent access to Citrix’s internal network through “password spraying”, and over a limited number of days stole business documents and files from a shared network drive and a drive associated with a web-based tool used in the Company's consulting practice. The shared drive from which documents and files were stolen was used to store current and historical business documents and files, such as human resources and employee records, some of which contained sensitive and personal identification information of the Company's current and former employees and, in some cases, their beneficiaries, dependents and others; customer engagement documents, including consulting services project materials, statements of work and proofs of concept, some of which were also stored on the drive associated with a web-based tool used in the Company's consulting practice; marketing materials; sales and finance documents; contracts and other legal records; and a wide assortment of other company records. The cyber criminals also may have accessed the individual virtual drives of a very limited number of compromised users, accessed the company email accounts of the same very limited number of compromised users, and launched without further exploitation a limited number of internal applications. The Company is completing its review of documents and files that may have been accessed or were stolen in this incident, which include files stolen from the shared network drive and the drive associated with the web-based tool used in the Company's consulting practice, and the accessed documents and files on the individual virtual drives and the Company email accounts of the very limited number of compromised users. The Company’s investigation found no indication that the cyber criminals discovered and exploited any vulnerabilities in the Company’s products or customer cloud services to gain entry, and no indication that the security of any Citrix product or customer cloud service was compromised. The Company found no impact to its financial reporting systems from this cyberattack. Additionally, the Company has taken steps to enhance its internal controls over financial reporting and disclosure controls and procedures related to cyberattacks.
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
Other Purchase Commitments
In June 2019, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the Company's use of certain cloud services through June 2021. Under the amended agreement, the Company is committed to a purchase of $25.0 million in fiscal year 2020.

17. RESTRUCTURING
The Company has implemented multiple restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which has resulted in workforce reductions and the consolidation of certain leased facilities.
For the three and nine months ended September 30, 2019 and 2018, restructuring charges were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Employee severance and related costs	$6,213	$22	$13,356	$2,341
Consolidation of leased facilities	2,666	(508)	2,666	10,797
Total Restructuring charges	$8,879	$(486)	$16,022	$13,138

For the three and nine months ended September 30, 2019, the Company incurred costs related to initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. For the three months ended September 30, 2019, the Company incurred costs of $6.2 million related to employee severance and related costs and $2.7 million related to the consolidation of leased facilities. For the nine months ended September 30, 2019, the Company incurred costs of $13.4 million related to employee severance and related costs and $2.7 million related to the consolidation of leased facilities. Total costs incurred for the three months ended September 30, 2018 were not material. During the nine months ended September 30, 2018, the Company incurred costs of $2.3 million related to employee severance and related costs.
In connection with the Company's restructuring initiatives, the Company had previously vacated or consolidated properties and subsequently reassessed its obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases was based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. During the three months ended September 30, 2018, the Company recorded a credit of $0.5 million as a reversal of the original estimated charge as a result of a reassessment, which decreased restructuring charges related to the lease exit costs. In addition, during the nine months ended September 30, 2018, the Company incurred costs of $10.8 million related to the consolidation of leased facilities.
Restructuring accruals
The activity in the Company’s restructuring accruals for the nine months ended September 30, 2019 is summarized as follows (in thousands):

Total
Balance at January 1, 2019	$45,095
Adjustment for ASC 842	(42,248)
Employee severance and related costs	13,356
Payments	(10,507)
Balance at September 30, 2019	$5,696

As of September 30, 2019, the $5.7 million in outstanding restructuring accruals primarily relate to employee severance and related costs. As a result of the adoption of the new lease standard, the provision for lease losses was reclassified, resulting in a reduction to operating lease right-of-use assets as of January 1, 2019. Refer to Note 2 for additional information on adoption of the lease standard.

18. STATEMENT OF CHANGES IN EQUITY

The following tables presents the changes in total stockholders' equity during the three and nine months ended September 30, 2019 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2019	316,969	$317	$6,078,960	$4,277,586	$(4,610)	(186,486)	$(9,844,231)	$508,022
Shares issued under stock-based compensation plans	123	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	68,969	—	—	—	—	68,969
Common stock issued under employee stock purchase plan	255	1	20,454	—	—	—	—	20,455
Stock repurchases, net	—	—	—	—	—	(1,130)	(103,905)	(103,905)
Restricted shares turned in for tax withholding	—	—	—	—	—	(45)	(4,242)	(4,242)
Cash dividends declared	—	—	—	(45,373)	—	—	—	(45,373)
Settlement of warrants	202	—	—	—	—	—	—	—
Other	—	—	2,194	(2,194)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—		(1,872)	—	—	(1,872)
Net income	—	—	—	270,857	—	—	—	270,857
Balance at September 30, 2019	317,549	$318	$6,170,577	$4,500,876	$(6,482)	(187,661)	(9,952,378)	$712,911

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	309,761	$310	$5,404,500	$4,169,019	$(8,154)	(178,327)	$(9,014,156)	$551,519
Shares issued under stock-based compensation plans	2,167	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	202,523	—	—	—	—	202,523
Temporary equity reclassification	—	—	8,110	—	—	—	—	8,110
Common stock issued under employee stock purchase plan	471	1	39,470	—	—	—	—	39,471
Stock repurchases, net	—	—	—	—	—	(3,641)	(353,904)	(353,904)
Restricted shares turned in for tax withholding	—	—	—	—	—	(743)	(74,794)	(74,794)
Cash dividends declared	—	—	—	(137,224)	—	—	—	(137,224)
Settlement of convertible notes and hedges	4,950	5	509,519	—	—	(4,950)	(509,524)	—
Settlement of warrants	202	—	—	—	—	—	—	—
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	838	—	—	—	838
Other	(2)	—	6,457	(6,457)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	1,672	—	—	1,672
Net income	—	—	—	474,700	—	—	—	474,700
Balance at September 30, 2019	317,549	$318	$6,170,577	$4,500,876	$(6,482)	(187,661)	$(9,952,378)	$712,911

The following tables presents the changes in total stockholders' equity during the three and nine months ended September 30, 2018 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2018	307,662	$308	$5,116,339	$3,893,354	$(18,718)	(172,244)	$(8,355,107)	$636,176
Shares issued under stock-based compensation plans	110	—	50	—	—	—	—	50
Stock-based compensation expense	—	—	52,739	—	—	—	—	52,739
Temporary equity reclassification	—	—	8,796	—	—	—	—	8,796
Common stock issued under employee stock purchase plan	209	—	16,004	—	—	—	—	16,004
Stock repurchases, net	—	—	—	—	—	(1,046)	(116,175)	(116,175)
Restricted shares turned in for tax withholding	—	—	—	—	—	(32)	(3,654)	(3,654)
Other comprehensive income, net of tax	—	—	—	—	427	—	—	427
Net income	—	—	—	158,857	—	—	—	158,857
Balance at September 30, 2018	307,981	$308	$5,193,928	$4,052,211	$(18,291)	(173,322)	$(8,474,936)	$753,220

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2017	305,751	$306	$4,883,670	$3,509,484	$(10,806)	(162,044)	$(7,390,193)	$992,461
Shares issued under stock-based compensation plans	1,769	2	162	—	—	—	—	164
Stock-based compensation expense	—	—	145,920	—	—	—	—	145,920
Temporary equity reclassification	—	—	(19,286)	—	—	—	—	(19,286)
Common stock issued under employee stock purchase plan	461	—	33,462	—	—	—	—	33,462
Stock repurchases, net	—	—	150,000	—	—	(10,708)	(1,031,154)	(881,154)
Restricted shares turned in for tax withholding	—	—	—	—	—	(570)	(53,589)	(53,589)
Cumulative-effect adjustment from adoption of accounting standards	—	—	—	132,778	—	—	—	132,778
Other comprehensive loss, net of tax	—	—	—	—	(7,485)	—	—	(7,485)
Net income	—	—	—	409,949	—	—	—	409,949
Balance at September 30, 2018	307,981	$308	$5,193,928	$4,052,211	$(18,291)	(173,322)	$(8,474,936)	$753,220

Cash Dividend
The following table provides information with respect to quarterly dividends on common stock during the nine months ended September 30, 2019.

Declaration Date	Dividends per Share	Record Date	Payable Date
January 23, 2019	$0.35	March 8, 2019	March 22, 2019
April 24, 2019	$0.35	June 7, 2019	June 21, 2019
July 24, 2019	$0.35	September 6, 2019	September 20, 2019

Subsequent Event
On October 24, 2019 the Company announced that its Board of Directors approved a quarterly cash dividend of $0.35 per share which will be paid on December 20, 2019 to all shareholders of record as of the close of business on December 6, 2019.

19. LEASES
The Company leases certain office space and equipment under various leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease liabilities in the Company’s condensed consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets. Finance leases were not material to the condensed consolidated financial statements as of September 30, 2019.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the later of the adoption date of the new standard or the commencement date. The lease liability is based on the present value of lease payments over the lease term (or the remaining term in the case of existing leases at time the Company adopted ASC 842). The Company uses the implicit rate when readily determinable. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset is based on the lease liability, subject to adjustment, such as for initial direct costs, and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. For most operating leases, expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
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
The components of lease expense were as follows (in thousands):

		Three Months Ended	Nine Months Ended
		September 30, 2019
	Classification
Operating lease cost	Operating expenses	$12,599	$37,376
Variable lease cost	Operating expenses	2,748	7,566
Sublease income	Other income (expense), net	(236)	(667)
Net lease cost		$15,111	$44,275

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended
September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,199
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$52,179

Lease Term and Discount Rate

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	6.2
Weighted-average discount rate
Operating leases	5.00%

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

Year ending December 31,	Operating Leases
2019 (remaining three months)	$11,907
2020	61,054
2021	52,483
2022	44,406
2023	40,931
After 2023	102,716
Total lease payments	$313,497
Less: imputed interest	(45,136)
Present value of lease liabilities	$268,361

Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	September 30, 2019
Operating lease right-of-use assets	$218,625

Accrued expenses and other current liabilities	$47,329
Operating lease liabilities	221,032
Total operating lease liabilities	$268,361

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth initiatives, our transition to a subscription-based business model, changes in our product and service offerings, financial information and results of operations for future periods, revenue trends, seasonal factors or ordering patterns, stock-based compensation, international operations, investment transactions and valuations of investments and derivative instruments, restructuring charges, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax estimates and other tax matters, liquidity, stock repurchases and dividends, our debt, changes in accounting rules or guidance, acquisitions, litigation matters, the security of our network, products and services, and the impact of our recent cybersecurity incident on our business and results of operations constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Our actual results of operations and financial condition could vary materially from those stated in any forward-looking statements. The factors described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by Part II, Item 1A in this Quarterly Report on Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.

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
Executive Summary
During the three months ended September 30, 2019, demand for Digital Workspace product and subscription was strong, achieving its highest level of subscription bookings mix, which we believe reflects the confidence of our customers in Citrix’s vision and ability to execute. Additionally, in Networking, demand from our SSPs improved and subscription bookings as a percentage of Networking product bookings increased from the prior year.
Our subscription bookings mix acceleration is expected to result in more sustainable, recurring revenue growth over time as less revenue comes from one-time product and licensing streams and more revenue comes from predictable, recurring streams that will be recognized in future periods. We believe that this dynamic is best captured in our Subscription and SaaS Annualized Recurring Revenue, or ARR. This operating metric represents the contracted recurring value of all termed subscriptions normalized to a one-year period. It is calculated at the end of a reporting period by taking each contract’s recurring total contract value and dividing by the length of the contract. ARR includes only active contractually committed, fixed subscription fees. All contracts are annualized, including 30 day offerings where we take monthly recurring revenue multiplied by 12 to annualize. ARR may be influenced by seasonality within the year. ARR should be viewed independently of U.S. GAAP revenue, deferred revenue and unbilled revenue and is not intended to be combined with or to replace those items. ARR is not a forecast of future revenue. As we continue through this business model transition, we believe ARR is a key indicator of the overall health and trajectory of our business.
On October 24, 2019, we announced that our Board of Directors declared a $0.35 per share dividend payable December 20, 2019 to all shareholders of record as of the close of business on December 6, 2019. Additionally, we announced that our Board of Directors increased our share repurchase authorization by $600.0 million, bringing the total authorization to over $1.0 billion. Our Board of Directors will continue to review our capital allocation strategy for potential modifications and will determine whether to repurchase shares of our common stock and/or declare future dividends based on our financial performance, business outlook and other considerations.
On August 19, 2019, we announced the appointment of Arlen R. Shenkman as our Executive Vice President and Chief Financial Officer, effective September 9, 2019.
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
We conducted an investigation, which confirmed that between October 13, 2018 and March 8, 2019, cyber criminals intermittently accessed Citrix's internal network and over a limited number of days stole business documents and files from a shared network drive and a drive associated with a web-based tool used in our consulting practice. The shared drive, from which documents and files were stolen, was used to store current and historical business documents and files, such as human resources and employee records, some of which contained sensitive and personal identification information of our current and former employees and, in some cases, their beneficiaries, dependents and others; customer engagement documents, including consulting services project materials, statements of work and proofs of concept, some of which were also stored on the drive associated with a web-based tool used in our consulting practice; marketing materials; sales and finance documents; contracts and other legal records; and a wide assortment of other company records. The cyber criminals also may have accessed the individual virtual drives of a very limited number of compromised users, accessed the company email accounts of the same very limited number of compromised users, and launched without further exploitation a limited number of internal applications. We are completing our review of documents and files that may have been accessed or were stolen in this incident, which include files stolen from the shared network drive and the drive associated with the web-based tool used in our consulting practice, and the accessed documents and files on the individual virtual drives and the Company email accounts of the very limited number of compromised users. Our investigation found no indication that the cyber criminals discovered and exploited any vulnerabilities in our products or customer cloud services to gain entry, and no indication that the security of any Citrix product or customer cloud service was compromised. We found no impact to our financial reporting systems from this cyberattack. Additionally, we have taken steps to enhance our internal controls over financial reporting and disclosure controls and procedures related to cyberattacks.
Further, we have a program of network-security (or cyber risk) insurance policies that, with standard exclusions, insure against the costs of detecting and mitigating cyber breaches, the cost of credit monitoring, and reasonable expenses for defending and settling privacy and network security lawsuits. These policies are subject to a $500,000 self-insured retention and a total insurance limit of $200.0 million. There can be no assurance, however, that this insurance coverage is sufficient to cover this or any other cyberattack. In addition to these insurance policies, we maintain customary business coverage under our crime, commercial general liability, and director and officer insurance policies. The costs associated with this incident, to the extent not covered by insurance, are not material to the quarter ended September 30, 2019.
Summary of Results
For the three months ended September 30, 2019 compared to the three months ended September 30, 2018, a summary of our results included:

•	Subscription revenue increased 43.3% to $159.9 million;

•	Product and license revenue decreased 23.3% to $131.1 million;

•	Support and services revenue decreased 1.8% to $442.0 million;

•	Gross margin as a percentage of revenue decreased 3.1% to 82.7%;

•	Operating income decreased 32.7% to $110.8 million;

•	Diluted net income per share increased 88.9% to $2.04;

•	Unbilled revenue increased $316.2 million to $559.4 million;

•	Subscription ARR increased $190.9 million to $672.3 million; and

•	SaaS ARR increased $157.9 million to $462.7 million.
Our Subscription revenue increased primarily due to increased customer adoption of our cloud-based solutions from our Digital Workspace offerings delivered via the cloud and an increase in on-premise licensing of our Networking offerings. Our Product and license revenue decreased primarily due to lower sales of our perpetual Digital Workspace offerings and Networking products. The decrease in Support and services revenue was primarily due to decreased sales of maintenance services across our Digital Workspace perpetual offerings, partially offset by increased sales of consulting services related to the implementation of our solutions. We currently expect total revenue to increase slightly when comparing the 2019 fiscal year to the 2018 fiscal year. The decrease in gross margin as a percentage of revenue was primarily due to the impairment of certain acquired intangible assets and an increase in costs related to providing our subscription offerings. The decrease in operating income was primarily due to a decrease in gross margin and an increase in operating expenses, as we have realigned the organization to better support our subscription model transition and have made more intentional investments in product and engineering as well as customer facing resources. The increase in diluted net income per share was primarily due to a decrease in income tax expense as a result of a benefit related to Swiss tax reform and a decrease in the number of weighted average shares outstanding due to share repurchases, partially offset by a decrease in operating income. Both Subscription and SaaS ARR increased due to the acceleration of subscription bookings.
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

Cedexis, Inc.
On February 6, 2018, we acquired all of the issued and outstanding securities of Cedexis, Inc. (“Cedexis”), whose solution is a real-time data driven service for dynamically optimizing the flow of traffic across public clouds and data centers that provides a dynamic and reliable way to route and manage Internet performance for customers moving towards hybrid and multi-cloud deployments. The total cash consideration for this transaction was $66.0 million, net of $6.0 million cash acquired. Transaction costs associated with the acquisition were not significant. During the third quarter of 2019, we tested certain intangible assets for recoverability due to changes in facts and circumstances associated with the shift in strategic focus and reduced profitability expectations. As a result, we impaired a portion of the carrying value of the intangible assets related to this acquisition in the third quarter of 2019. See Note 9 for more information on the impairment.
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

For more information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, or the Annual Report, and Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies disclosed in the Annual Report.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2019	September 30, 2019
	2019	2018	2019	2018	vs. September 30, 2018	vs. September 30, 2018
Revenues:
Subscription	$159,873	$111,539	$457,312	$325,493	43.3%	40.5%
Product and license	131,057	170,952	406,733	523,707	(23.3)	(22.3)
Support and services	441,971	449,985	1,336,696	1,322,833	(1.8)	1.0
Total net revenues	732,901	732,476	2,200,741	2,172,033	0.1	1.3
Cost of net revenues:
Cost of subscription, support and services	76,885	64,717	227,130	195,625	18.8	16.1
Cost of product and license revenues	27,411	27,571	75,033	91,150	(0.6)	(17.7)
Amortization and impairment of product related intangible assets	22,622	11,629	42,707	34,177	94.5	25.0
Total cost of net revenues	126,918	103,917	344,870	320,952	22.1	7.5
Gross margin	605,983	628,559	1,855,871	1,851,081	(3.6)	0.3
Operating expenses:
Research and development	126,420	111,557	390,712	323,050	13.3	20.9
Sales, marketing and services	274,874	262,562	847,958	800,505	4.7	5.9
General and administrative	80,042	86,084	238,751	227,151	(7.0)	5.1
Amortization of other intangible assets	4,937	4,063	11,671	11,748	21.5	(0.7)
Restructuring	8,879	(486)	16,022	13,138	*	22.0
Total operating expenses	495,152	463,780	1,505,114	1,375,592	6.8	9.4
Income from operations	110,831	164,779	350,757	475,489	(32.7)	(26.2)
Interest income	2,649	10,896	16,193	29,029	(75.7)	(44.2)
Interest expense	(8,822)	(19,962)	(37,144)	(60,840)	(55.8)	(38.9)
Other income (expense), net	3,456	3,702	3,735	(1,847)	(6.6)	*
Income before income taxes	108,114	159,415	333,541	441,831	(32.2)	(24.5)
Income tax (benefit) expense	(162,743)	558	(141,159)	31,882	*	*
Net income	$270,857	$158,857	$474,700	$409,949	70.5%	15.8%
* Not meaningful
Revenues
Net revenues include Subscription, Product and license and Support and services revenues.
Subscription revenue relates to fees which are generally recognized ratably over the contractual term. Our subscription revenue includes SaaS, which primarily consists of subscriptions delivered via a cloud hosted service whereby the customer does not take possession of the software and hybrid subscription offerings; and non-SaaS, which consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. Our hybrid subscription offerings are allocated between SaaS and non-SaaS, which are generally recognized at a point in time. For our on-premise and hybrid subscription offerings, a portion of the revenue is recognized at a point in time. In addition, our CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.
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

•	Hardware Maintenance fees for our perpetual Networking products, which include technical support and hardware and software maintenance, are recognized ratably over the contract term; and

•	Fees from consulting services related to the implementation of our solutions, which are recognized as the services are provided; and

•	Fees from product training and certification, which are recognized as the services are provided.

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2019	September 30, 2019
	2019	2018	2019	2018	vs. September 30, 2018	vs. September 30, 2018
	(in thousands)
Subscription	$159,873	$111,539	$457,312	$325,493	$48,334	$131,819
Product and license	131,057	170,952	406,733	523,707	(39,895)	(116,974)
Support and services	441,971	449,985	1,336,696	1,322,833	(8,014)	13,863
Total net revenues	$732,901	$732,476	$2,200,741	$2,172,033	$425	$28,708
Subscription
Subscription revenue increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to increased customer adoption of our cloud-based solutions from our Digital Workspace offerings delivered via the cloud of $29.1 million and an increase in on-premise licensing of our Networking offerings of $10.2 million. Subscription revenue increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to increased customer adoption of our cloud-based solutions from our Digital Workspace offerings delivered via the cloud of $80.1 million and an increase in on-premise licensing of our Networking offerings of $18.2 million. We currently expect our Subscription revenue to increase when comparing the fiscal year 2019 to the fiscal year 2018 as customers continue to shift to our cloud-based solutions.
Product and license
Product and license revenue decreased when comparing the three months ended September 30, 2019 to the three months ended September 30, 2018 primarily due to lower sales of our perpetual Digital Workspace offerings of $22.5 million and lower sales of our Networking products of $17.4 million, as customers continue to shift to our cloud-based solutions. Product and license revenue decreased when comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018 primarily due to lower sales of our perpetual Networking products due to cyclical ordering patterns at large hyperscale providers and our customers continuing to shift to the cloud. We currently expect Product and license revenue to decrease when comparing the fiscal year 2019 to the fiscal year 2018 as customers continue to shift to our cloud-based solutions and away from our Networking hardware products. During fiscal year 2019, we continued to implement our transition to a subscription-based business model, and in October 2019, we announced our intent to phase out new perpetual licensing for our Digital Workspace offerings in 2020 while continuing to provide customers the option of an on-premise term subscription offering.

Support and services
Support and services revenue decreased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to decreased sales of maintenance services across our Digital Workspace perpetual offerings of $10.5 million, partially offset by increased sales of consulting services related to the implementation of our solutions of $4.9 million. Support and services revenue increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily driven by increased sales of consulting services related to the implementation of our solutions of $9.8 million and increased sales of maintenance services across our Digital Workspace perpetual offerings of $6.1 million. We currently expect Support and services revenue to decrease slightly when comparing the fiscal year 2019 to the fiscal year 2018 as customers continue to shift to our cloud-based solutions.
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
The following table presents the amounts of deferred revenue and unbilled revenue (in thousands):

	September 30, 2019	December 31, 2018	2019 compared to 2018
Deferred revenue	$1,615,572	$1,834,572	$(219,000)
Unbilled revenue	559,433	338,463	220,970
Deferred revenue decreased $219.0 million as of September 30, 2019 compared to December 31, 2018 primarily due to a decrease in maintenance and support of $277.5 million, mostly due to Digital Workspace perpetual software maintenance of $175.1 million and Networking perpetual hardware maintenance of $60.5 million, primarily due to seasonality. This decrease is partially offset by an increase in subscription of $69.0 million. Unbilled revenue as of September 30, 2019 increased $221.0 million from December 31, 2018 primarily due to an increase in multi-year subscription agreements as a result of an increase in customer adoption of our cloud-based subscription offerings.

While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. We refer to those unfulfilled product license orders at the end of a given period as “product and license backlog.” As of September 30, 2019 and September 30, 2018, the amount of product and license backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.

International Revenues
International revenues (sales outside the United States) accounted for 47.7% and 47.9% of our net revenues for the three and nine months ended September 30, 2019, respectively, and 45.6% and 45.7% of our net revenues for the three and nine months ended September 30, 2018, respectively. The increase in our international revenues as a percentage of our net revenues for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily driven by an increase in revenue in our EMEA region of $7.8 million, consisting primarily of increases in Subscription of $14.5 million and Support and services of $2.7 million, partially offset by a decrease in Product and license of $9.4 million, and an increase in our APJ region of $7.0 million, consisting primarily of increases in Subscription of $9.8 million, partially offset by a decrease in Support and services of $2.1 million. The increase in our international revenues as a percentage of our net revenues for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily driven by an increase in revenue in our EMEA region of $36.3 million, consisting primarily of increases in Subscription of $38.8 million and Support and services of $18.2 million, partially offset by a decrease in Product and license of $20.6 million, and an increase in revenue in our APJ region of $17.5 million, consisting primarily of increases in Subscription. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Cost of Net Revenues

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2019	September 30, 2019
	2019	2018	2019	2018	vs. September 30, 2018	vs. September 30, 2018
	(In thousands)
Cost of subscription, support and services revenues	$76,885	$64,717	$227,130	$195,625	$12,168	$31,505
Cost of product and license revenues	27,411	27,571	75,033	91,150	(160)	(16,117)
Amortization and impairment of product related intangible assets	22,622	11,629	42,707	34,177	10,993	8,530
Total cost of net revenues	$126,918	$103,917	$344,870	$320,952	$23,001	$23,918
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
Cost of subscription, support and services revenues increased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 primarily due to an increase in costs related to providing our subscription offerings. We currently expect Cost of subscription, support and services revenues to increase when comparing the fiscal year 2019 to the fiscal year 2018, consistent with the expected increase in Subscription revenue as discussed above.
Cost of product and license revenues decreased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 primarily due to lower overall sales of our perpetual Networking products, which contain hardware components that have a higher cost than our software products. We currently expect Cost of product and license revenues to decrease when comparing the fiscal year 2019 to the fiscal year 2018, consistent with the expected decrease in Product and license revenue.
Amortization and impairment of product related intangible assets increased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 primarily due to the impairment of certain acquired intangible assets, primarily developed technology, in the third quarter of 2019.
Gross Margin
Gross margin as a percentage of revenue was 82.7% and 84.3% for the three and nine months ended September 30, 2019, respectively, and 85.8% and 85.2% for the three and nine months ended September 30, 2018, respectively. The decrease in gross margin when comparing the three and nine months ended September 30, 2019 to September 30, 2018 was primarily due to the impairment of certain acquired intangible assets and an increase in costs related to providing our subscription offerings.

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
Research and Development Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2019	September 30, 2018
	2019	2018	2019	2018	vs. September 30, 2018	vs. September 30, 2018
	(In thousands)
Research and development	$126,420	$111,557	$390,712	$323,050	$14,863	$67,662
Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to stock-based compensation of $8.5 million and compensation and other employee-related costs of $3.7 million related to a net increase in headcount. Research and development expenses increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to stock-based compensation of $33.2 million and compensation and other employee-related costs of $24.3 million related to a net increase in headcount.
Sales, Marketing and Services Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2019	September 30, 2019
	2019	2018	2019	2018	vs. September 30, 2018	vs. September 30, 2018
	(In thousands)
Sales, marketing and services	$274,874	$262,562	$847,958	$800,505	$12,312	$47,453
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
Sales, marketing and services expenses increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to variable compensation from a net increase in sales and services headcount. Sales, marketing and services expenses increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to stock-based compensation of $16.2 million, variable compensation of $14.6 million and compensation and other employee-related costs of $9.8 million due to a net increase in sales and services headcount.

General and Administrative Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2019	September 30, 2019
	2019	2018	2019	2018	vs. September 30, 2018	vs. September 30, 2018
	(In thousands)
General and administrative	$80,042	$86,084	$238,751	$227,151	$(6,042)	$11,600
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses decreased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a decrease in compensation and other employee-related costs of $2.9 million and facilities costs of $2.0 million. General and administrative expenses increased during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to professional fees of $7.2 million and stock-based compensation of $6.6 million, partially offset by a decrease in facilities costs of $3.2 million.
2019 Operating Expense Outlook
When comparing fiscal year 2019 to fiscal year 2018, we currently expect Operating expenses to increase with respect to research and development expenses as we continue to invest in product and engineering.
Interest Income

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2019	September 30, 2019
	2019	2018	2019	2018	vs. September 30, 2018	vs. September 30, 2018
	(In thousands)
Interest income	$2,649	$10,896	$16,193	$29,029	$(8,247)	$(12,836)
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income decreased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 primarily due to lower cash, cash equivalents and investment balances as a result of the repayment of the outstanding principal balance of our Convertible Notes on April 15, 2019. See Note 6 to our condensed consolidated financial statements for additional details regarding our investments.
Interest Expense

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2019	September 30, 2019
	2019	2018	2019	2018	vs. September 30, 2018	vs. September 30, 2018
	(In thousands)
Interest expense	$(8,822)	$(19,962)	$(37,144)	$(60,840)	$11,140	$23,696
Interest expense primarily consists of interest paid on our Convertible Notes, 2027 Notes and our credit facility. Interest expense decreased for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 due to the repayment of the outstanding principal balance of our Convertible Notes on April 15, 2019. See Note 11 to our condensed consolidated financial statements for additional details regarding our debt.

Other income (expense), net

	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	September 30,		September 30,		September 30, 2019	September 30, 2019
	2019	2018	2019	2018	vs. September 30, 2018	vs. September 30, 2018
	(In thousands)
Other income (expense), net	$3,456	$3,702	$3,735	$(1,847)	$(246)	$5,582
Other income (expense), net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions, sublease income, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other income (expense), net during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was not significant. The change in Other income (expense), net during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily driven by realized gains on our available-for-sale investments of $1.9 million, gains from the remeasurement of foreign currency transactions of $1.4 million and an increase in sublease income of $0.7 million.
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
Our effective tax rate was (150.5)% and 0.4% for the three months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2019 to the three months ended September 30, 2018 was primarily due to tax items unique to the period ended September 30, 2019. These amounts include an estimated income tax benefit of $157.7 million due to the recognition of Swiss deferred tax assets related to the enactment of Switzerland’s TRAF, as well as a $17.3 million tax benefit attributable to the 2015 U.S. federal income tax return statute of limitations closing during the three months ended September 30, 2019.
Our effective tax rate was (42.3)% and 7.2% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate when comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018 was primarily due to tax items unique to the period ended September 30, 2019. These amounts include an estimated income tax benefit of $157.7 million due to the recognition of Swiss deferred tax assets related to the enactment of Switzerland’s TRAF, as well as a $17.3 million tax benefit attributable to the 2015 U.S. federal income tax return statute of limitations closing during the three months ended September 30, 2019.
We consider the income tax impact of the TRAF to be an estimate based on our current interpretation of the TRAF and is subject to change upon valuation, further legislative guidance and the Swiss tax authority review of the federal tax filing. We will review any further issued guidance and continue to evaluate the federal and cantonal income tax impact of tax reform in Switzerland. We currently estimate we will complete the accounting for the tax effects of the federal and cantonal Swiss tax reform no later than the period ended March 31, 2020.
Our net unrecognized tax benefits totaled $84.3 million and $89.9 million as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, $57.3 million included in the balance for tax positions would affect the annual effective tax rate if recognized. We have $4.0 million accrued for the payment of interest as of September 30, 2019.
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
We and one or more of our subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. We are not currently under examination by the United States Internal Revenue Service. With few exceptions, we are generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions, by tax authorities for years prior to 2016.
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
At September 30, 2019, we had $300.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
Liquidity and Capital Resources
During the nine months ended September 30, 2019, we generated operating cash flows of $577.0 million. These operating cash flows related primarily to net income of $474.7 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $202.5 million and depreciation and amortization expenses of $178.6 million. Partially offsetting these cash inflows was a deferred income tax benefit of $184.6 million and a change in operating assets and liabilities of $114.7 million. The change in our net operating assets and liabilities was primarily a result of an outflow in deferred revenue of $219.0 million, an outflow in other assets of $50.1 million, primarily due to an increase in capitalized contract acquisition costs of $34.5 million and long-term contract assets of $13.9 million, an outflow in accrued expenses and other current liabilities of $48.5 million, primarily due to decreases in employee-related accruals, and an outflow in income taxes, net of $42.1 million, primarily due to decreases in income taxes payable of $24.6 million and an increase in prepaid taxes of $17.6 million. These outflows are partially offset by an inflow in accounts receivable of $256.6 million driven by an increase in collections. Our investing activities provided $1.03 billion of cash consisting primarily of cash received from the net proceeds from the sale of investments of $1.08 billion, partially offset by cash paid for the purchase of property and equipment of $50.5 million. Our financing activities used cash of $1.73 billion primarily for the cash repayment of the outstanding principal balance of our Convertible Notes of $1.16 billion, stock repurchases of $353.9 million, repayment of borrowings under our credit facility of $200.0 million, cash dividends on our common stock of $137.2 million and cash paid for tax withholding on vested stock awards of $74.8 million. These outflows are partially offset by borrowings from our credit facility of $200.0 million.
During the nine months ended September 30, 2018, we generated operating cash flows of $828.9 million. These operating cash flows related primarily to net income of $409.9 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $144.3 million, depreciation and amortization expenses of $131.5 million, and the effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies of $7.2 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $97.8 million, net of effect of our acquisitions. The change in our net operating assets and liabilities was primarily a result of an inflow in accounts receivable of $296.3 million driven by an increase in collections from higher prior period bookings. This inflow is partially offset by changes in deferred revenue of $85.1 million primarily due to the upfront recognition of term licenses per the new revenue standard as well as seasonality, and by an outflow in income taxes, net of $83.3 million due to a decrease in income taxes payable and an increase in prepaid taxes. Our investing activities provided $205.7 million of cash consisting primarily of cash received from the net proceeds from the sale of investments of $328.1 million, partially offset by cash paid for acquisitions of $66.0 million and cash paid for the purchase of property and equipment of $54.3 million. Our financing activities used cash of $940.3 million primarily due to cash paid for stock repurchases of $881.2 million and cash paid for tax withholding on vested stock awards of $53.6 million.

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
Credit Facility
On January 7, 2015, we entered into a credit agreement with Bank of America, N.A., as Administrative Agent, and the other lenders party thereto from time to time collectively, the Lenders. The Credit Agreement provides for a $250.0 million unsecured revolving credit facility for a term of five years. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. Borrowings under the Credit Agreement will bear interest at a rate equal to either (a) a customary London interbank offered rate formula or (b) a customary base rate formula, plus the applicable margin with respect thereto, in each case as set forth in the Credit Agreement. During the three months ended September 30, 2019, we borrowed and repaid $200.0 million under the credit facility. As of September 30, 2019, there was no amount outstanding under the credit facility.
The Credit Agreement contains certain financial covenants that require us to maintain a consolidated leverage ratio of not more than 3.5:1.0 and a consolidated interest coverage ratio of not less than 3.0:1.0. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Credit Agreement upon the occurrence of any of the events of default. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business and incur subsidiary indebtedness, in each case subject to customary exceptions for a credit facility of this size and type. We were in compliance with these covenants as of September 30, 2019. In addition, the Credit Agreement contains customary representations and warranties. Please see Note 11 to our condensed consolidated financial statements for additional details on our Credit Agreement.
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
Cash, Cash Equivalents and Investments

	September 30, 2019	December 31, 2018	2019 Compared to 2018
	(In thousands)
Cash, cash equivalents and investments	$570,580	$1,776,700	$(1,206,120)
The decrease in Cash, cash equivalents and investments when comparing September 30, 2019 to December 31, 2018, is primarily due to the cash repayment of the outstanding principal amount of our Convertible Notes of $1.16 billion, cash paid for stock repurchases of $353.9 million, repayment of borrowings under our credit facility of $200.0 million, cash dividends on our common stock of $137.2 million, cash paid for tax withholding on vested stock awards of $74.8 million, and cash paid for property and equipment of $50.5 million, partially offset by cash provided by operating activities of $577.0 million and borrowings from our credit facility of $200.0 million.
As of September 30, 2019, $305.4 million of the $570.6 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. As a result of the Tax Cuts and Jobs Act, which became effective January 1, 2018, the cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program, of which $750.0 million was approved in October 2018 and an additional $600.0 million was approved in October 2019. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At September 30, 2019, $414.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
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
During the three months ended September 30, 2019, we expended approximately $103.9 million on open market purchases under the stock repurchase program, repurchasing 1,130,100 shares of common stock at an average price of $91.94. During the nine months ended September 30, 2019, we expended approximately $353.9 million on open market purchases under the stock repurchase program, repurchasing 3,640,982 shares of common stock at an average price of $97.20.
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

Shares for Tax Withholding
During the three and nine months ended September 30, 2019, we withheld 44,829 shares and 742,946 shares, respectively, from equity awards that vested, totaling $4.2 million and $74.8 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and nine months ended September 30, 2018, we withheld 32,813 shares and 570,589 shares, respectively, from equity awards that vested, totaling $3.7 million and $53.6 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.

Contractual Obligations

Other Purchase Commitments
In June 2019, we entered into an amended agreement, in the ordinary course of business, with a third-party provider for our use of certain cloud services through June 2021. Under the amended agreement, we are committed to a purchase of $25.0 million in fiscal year 2020.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended September 30, 2019 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We were the victim of a cyberattack, in which international cyber criminals gained intermittent access to our internal network through “password spraying”, and over a limited number of days stole business documents and files from a shared network drive and a drive associated with a web-based tool used in our consulting practice. We recently conducted an investigation, and we are completing our review of documents and files that may have been accessed or were stolen in this incident. Please also see Management’s Discussion and Analysis - Executive Summary.
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

We are undergoing a business model transition and as our customers’ purchases trend away from perpetual licenses to subscriptions, our subscription bookings as a percentage of total product bookings increases. We forecast our future revenue and operating results and provide financial projections based on a number of assumptions, including a forecasted rate at which our subscription bookings as a percentage of total product bookings will increase throughout our business model transition. If any of our assumptions about our business model transition or the estimated rate at which our subscription bookings as a percentage of total product bookings will increase and in which periods are incorrect, our forecasted revenue and operating results may be impacted and could vary materially from those we provide as guidance or from those anticipated by investors and analysts. For example, in the second quarter of fiscal year 2019, our subscription bookings as a percentage of total product bookings was higher than anticipated, which impacted our operating results for that period and our guidance for the full fiscal year 2019.
The cyberattack involving our internal network that we announced on March 8, 2019 could have a material adverse impact on our business, results of operations and financial condition.
We were the victim of a cyberattack, in which international cyber criminals gained intermittent access to our internal network through “password spraying”, and over a limited number of days stole business documents and files from a shared network drive and a drive associated with a web-based tool used in our consulting practice. We recently conducted an investigation, and we are completing our review of documents and files that may have been accessed or were stolen in this incident. Please also see Management’s Discussion and Analysis - Executive Summary.
This cyberattack has resulted in three class action complaints related to the loss of personal data of current and former employees, and could result in (among other consequences):

•	lost sales, including from disruption of customer relationships;

•	disruptions in the operation of our business;

•	harm to our reputation or brand;

•	negative publicity;

•	lost trust from our customers, partners and employees;

•	regulatory enforcement action or other legal authority, which could result in significant fines and/or penalties or injunctive remedies;

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
Purchases of Equity Securities by the Issuer
The Company's Board of Directors authorized an ongoing stock repurchase program, of which $750.0 million was approved in October 2018 and an additional $600.0 million was approved in October 2019. The objective of the stock repurchase program is to improve stockholders’ returns. As of September 30, 2019, $414.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to our stock repurchase program for the quarter ended September 30, 2019:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
July 1, 2019 through July 31, 2019	7,934	$99.48	—	$517,896
August 1, 2019 through August 31, 2019	1,116,480	$91.95	1,087,100	$417,984
September 1, 2019 through September 30, 2019	50,515	$92.99	43,000	$413,992
Total	1,174,929	$92.05	1,130,100	$413,992

(1)
Includes approximately 44,829 shares withheld from restricted stock units that vested in the third quarter of 2019 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.

(2)
Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

Our policy governing transactions in Citrix securities by our directors, officers and employees permits our directors, officers and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that Peter J. Sacripanti, a member of our Board of Directors, and Mark J. Ferrer, our Executive Vice President and Chief Revenue Officer, each entered into a new trading plan in the third quarter of 2019 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.	EXHIBITS

(a)	List of exhibits

Exhibit No.	Description

31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

†	Filed herewith.
††	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of November, 2019.

CITRIX SYSTEMS, INC.

By:	/s/ ARLEN R. SHENKMAN
Arlen R. Shenkman
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)