Form 10-K
period 2019-12-31
CITRIX SYSTEMS INC
filed 2020-02-14
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $11,868,735,433. As of February 7, 2020 there were 122,358,166 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2019. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITRIX SYSTEMS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2019, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2019, that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth initiatives, our transition to a subscription-based business model, our expansion of cloud-delivered services, changes in our product and service offerings and features, financial information and results of operations for future periods, revenue trends, seasonal factors or ordering patterns, stock-based compensation, international operations, investment transactions and valuations of investments and derivative instruments, restructuring charges, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax estimates and other tax matters, liquidity, stock repurchases and dividends, our debt, changes in accounting rules or guidance, acquisitions, litigation matters, and the security of our network, products and services, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Readers are directed to the risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Such factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2019, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

References in this Annual Report on Form 10-K to "Citrix," the "Company, "we," "our" or "us" refer to Citrix Systems, Inc., including as context requires, its direct and indirect subsidiaries.

PART I
ITEM 1. BUSINESS
Business Overview
What We Do
Citrix is an enterprise software company focused on helping customers improve the productivity and user experience of their most valuable assets, their employees. We do this by creating a digital workspace that provides unified, secure, and reliable access to all applications and content employees need to be productive - anytime, anywhere, on any device. Our Networking solutions, which can be consumed via hardware or software, complement our Workspace solutions by delivering the applications and data employees need across any network with security, reliability and speed.
As our customers manage the complexity created by the proliferation of Software-as-a-Service (SaaS)-based applications and the emergence of hybrid multi-cloud environments, our solutions are designed to provide end-users with the simplicity of a common user experience while ensuring IT administrators are able to deliver applications and data with the security and controls necessary to protect the enterprise and its customers.
Our Business Transformation
As an organization, we are evolving our business in three primary ways:
•On-Premise to Cloud: As the share of applications and data continues to move rapidly from on-premise data centers to the cloud, our product development and engineering resources have increasingly focused on delivering cloud-based solutions;
•Perpetual to Subscription: Our business model is shifting away from selling perpetual licenses towards subscription, or recurring contracts in the form of SaaS, on-premise term, and consumption-based agreements; and
•Point Products to Platform: Our offerings and our go-to-market activities are shifting away from selling individual point products towards our platform solution, in a tiered offering that provides us the ability to deliver a variety of value-enhancing modules to our customers in the future.

Citrix was incorporated in Delaware on April 17, 1989.
Solutions and Services
We offer solutions and services that we categorize into three inter-related and complementary areas: Workspace, Networking and Professional Services.
Workspace
The Citrix Workspace platform encompasses a broad range of features and functionalities that tie together the myriad of applications that reside within enterprises. It helps to elevate employee productivity and employee engagement and improve an enterprise’s security profile. Citrix Workspace delivers a unified, secure and intelligent workspace with single sign-on access to all the applications and content employees use in one unified platform. Citrix Workspace enables IT administrators to proactively manage security threats in complex, distributed, hybrid, multi-cloud and multi-device environments, and it empowers IT administrators to deliver applications to end users more securely than operating them natively. Intelligent analytics and user behavior insights are derived for the enhanced security, management, orchestration, and automation of workspaces and application delivery.
Citrix Workspace comes with ready integrations with widely-used business applications, including Salesforce, Workday, SAP Ariba and SAP Concur, ServiceNow, Microsoft Outlook and G Suite and is compatible with identity and access management providers, including Okta, Ping, Radius, and GoogleID. Citrix Workspace can be delivered on-premise, running in a customers’ datacenter, or in the cloud. Pricing for the Citrix Workspace platform is tiered based on the level of functionalities provided. Capabilities offered include:
•Citrix Virtual Apps and Desktops - gives employees the freedom to work anywhere on any device while cutting IT costs and securely delivering Windows, Linux, Web and SaaS apps, and full virtual desktops.
•Citrix Content Collaboration - provides a secure, cloud-based file sharing and storage solution built to give users enterprise-class data services across all corporate and personal devices.
•Citrix Endpoint Management - provides unified endpoint management allowing IT administrators to adhere to security and compliance requirements for "bring your own device" programs and corporate devices while enabling user productivity. Centralizes the management of mobile devices, traditional desktops, laptops and Internet of Things, or IoT, through a single platform, directly integrating with Microsoft EMS/Intune to extend mobility and device management capabilities.
•Workspace Intelligence - customizes and streamlines user workflows and microapp creation with low-code tooling, automates tasks and functions, and allows end users to perform actions across various applications directly within the Citrix Workspace.
Networking
Our Networking solutions optimize the performance of Citrix Workspace. They enable organizations to deliver applications and data with security, reliability, and speed. Our Networking products can be consumed under pooled licensing agreements that give customers flexibility to consume in either a hardware form factor or as software, over the term of the agreement. Our networking capabilities include:
•Citrix ADC - an application delivery controller and load balancing solution for web, traditional and cloud-native applications regardless of where they are hosted.
•Citrix SD-WAN - a next-generation WAN Edge solution that delivers flexible, automated, secure connectivity and performance for the workspace.
The combination of our Workspace and Networking businesses generates data that spans network traffic, users, files, and endpoints. The application of machine learning to these rich sources of data enables us to provide valuable analytics and insights to customers. Our cloud-based analytics service works across the Citrix portfolio of products as well as third-party products.
•Citrix Analytics for Security continuously assesses the behavior of Citrix Virtual Apps and Desktops users and Citrix Workspace users and applies actions to protect sensitive corporate information. The aggregation and correlation of data across networks, virtualized applications and desktops, and content collaboration tools enables the generation of valuable insights and more focused actions to address user security threats.

•Citrix Analytics for Performance uses machine learning to quantify user experience, providing end-to-end visibility and enabling capacity planning and proactive response to performance degradation.
•Citrix Analytics for Operations collates and presents information on user activities such as websites visited and bandwidth spent. It also reports bandwidth use and detected threats, such as malware and phishing sites.
Support and Services
We offer support and services to help business partners and customers manage the quality of implementation, operation and support of our solutions:
•Customer Success Services - offered in support of our software and our cloud-based services. Customers are given a choice of tiered offerings combining product version upgrades, guidance, enablement, support and proactive monitoring to help customers and partners fully realize their business goals and maximize their Citrix investments. Additionally, customers may upgrade to receive personalized support from a dedicated team led by an assigned account manager.
•Hardware Maintenance - offered in support of our Networking products. Customers are given a choice of tiered offerings including technical support, software upgrades, and replacement of malfunctioning appliances. Dedicated account management is available as an add-on to the program.
•Citrix Consulting - guides the successful implementation of Citrix technologies and solutions with proven methodologies, tools and leading practices. Citrix Consulting focuses on strategic engagements with enterprise customers who have complex, mission-critical, or large-scale Citrix deployments.
•Product Training & Certification - enables customers and partners to be successful with Citrix and achieve business objectives faster. Authorized Citrix training is available as needed. Traditional or virtual instructor-led training offerings feature Citrix Certified Instructors delivering Citrix-developed courseware in a classroom or remote setting at one of our Citrix Authorized Learning Centers worldwide.
Customers
Our customers are among the largest enterprises and institutions in the world spanning every major industry vertical, including health care, financial services, technology, manufacturing, consumer, and government agencies. Our largest customers are often our longest tenured customers.
Technology Relationships
We have a number of technology relationships in place to accelerate the development of existing and future solutions and our go-to-market initiatives. These relationships include cross-licensing, original equipment manufacturer (OEM), resell, joint reference architectures, and other arrangements that result in better solutions for our customers.
Microsoft
For over 30 years, Citrix and Microsoft have maintained a strategic partnership spanning product development, go-to-market initiatives and partner development, enabling our mutual customers’ secure, high-performance delivery of applications, desktops and data to their employees anywhere, anytime on any device. Together, Citrix and Microsoft offer solutions and services that aid and accelerate the transition from on-premises IT infrastructure and practices to emerging hybrid-cloud and multi-cloud delivery models for the full breadth of legacy and modern applications. These solutions and services include the unique ability to deliver Windows 10 desktops hosted within the Microsoft Azure cloud platform, services to deploy apps directly on Azure, Office 365 and Microsoft Teams integrations, and smart tools to simplify the deployment of a new class of integrated workspaces that include legacy Windows apps and a growing array of popular SaaS applications.
In 2019, we announced several new integrations designed to add value to Microsoft technologies, including Citrix Managed Desktops, Citrix Day One Support for Windows Virtual Desktop (WVD), Citrix HDX Optimization for Microsoft Teams, Citrix Analytics integrations with Microsoft Security Graph and Unified Experience with Citrix Workspace and Microsoft Outlook.
Google
Citrix and Google Cloud have been strategic partners for over eight years, offering secure and simple digital workspace solutions that free employees to work anywhere, anytime. Expanding on the flexibility and choice we provide to companies in enabling a superior digital work experience, we offer joint solutions with Citrix Workspace for Google Cloud Platform, Chrome Enterprise, and G Suite. These solutions empower companies to deliver unified access to all of the apps employees need and prefer to use on Google devices and operating systems and fuel a simple, intelligent experience that improves engagement and productivity.
In 2019, we made Citrix SD-WAN and Citrix ADC available on Google Cloud Platform, enabling companies to extend their networks to the cloud and deliver applications in an agile and scalable way that gives users access to the tools they need and prefer to use and to perform at their best anywhere, anytime from any device. We also extended Citrix Workspace to Google Cloud, expanding the flexibility and choice companies have in transitioning to the cloud by enabling them to quickly and efficiently deliver apps to Google devices and operating systems and create a superior digital work experience that unleashes productivity and innovation.
SAP
Citrix has been partnering with SAP for more than a decade to provide virtualization, management, networking and cloud services to our joint customers. Together, SAP products and Citrix technologies enable the mobile workspace to run better. SAP solutions empower people to work together more efficiently and use business insight more effectively to stay ahead of the competition. Citrix Workspace offers integrations from leading SAP applications including Ariba, Concur and SuccessFactors.
Additional Relationships
We have developed our partner ecosystem to enable infrastructure choice for our Citrix Cloud customers. For public cloud choice, we have relationships with Microsoft Azure, Google Cloud, Amazon Web Services (AWS) and Oracle. We continue to expand the Citrix Workspace appliance program to enable a hybrid cloud choice for on-premises solutions, and we are forging partnerships with SaaS providers to deliver cloud access control and intelligent workspaces.
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
Driving Digital Transformation with Global System Integrators
Digital transformation is a strategic initiative that companies around the world are undertaking to transform their operations. To help accelerate their journeys, we continue to invest in partnerships with Global System Integrators who provide solutions and services that improve employee experience and engagement with Citrix Workspace and Citrix Networking solutions, including Fujitsu, DXC, IBM and Wipro.
In 2019, we announced several key integrations with Fujitsu. Integration between Citrix Workspace and RunMyProcess DigitalSuite enables companies to drive greater efficiency and productivity by organizing and automating work in an intelligent way. And integration between Citrix Workspace and DigitalSuite Business Fabric, a connected and collaborative ecosystem designed to enable digital business innovation by providing seamless access to information from IoT devices, ensures employees have unified, secure and reliable access to this information on any device.
We continue to provide an easy way for our customers to locate compatible solutions and our channel partners to evaluate and deploy joint offerings through our Citrix Ready program. The Citrix Ready Program is a technology partner program that helps software and hardware vendors of all types develop and integrate their products with Citrix technology. It includes partners like AWS, Cisco, Google, and Microsoft and hundreds of other technology companies. In order to earn the Citrix Ready designation, partners must validate their solutions following a testing regimen that ensures compatibility with our solutions.

Research and Development
We focus our research and development efforts on developing new functionalities across our solutions, while continuing to invest in functional improvements to our core technologies. We solicit extensive feedback concerning product development from customers and through our channel distributors and partners. We believe that our global software development teams and our core technologies represent a significant competitive advantage for us. As of December 31, 2019, we held a worldwide portfolio of 3,247 patents and had an additional 1,489 patent applications pending. We incurred research and development expenses of $518.9 million in 2019, $440.0 million in 2018 and $415.8 million in 2017.
Sales, Marketing and Services
We market and license our solutions through multiple channels worldwide, including selling through resellers, direct and over the Web. Our partner community comprises thousands of value-added resellers, or VARs, known as Citrix Solution Advisors, value-added distributors, or VADs, system integrators, or SIs, independent software vendors, or ISVs, OEMs, and Citrix Service Providers, or CSPs. Distribution channels are managed by our worldwide sales and services organization. Partners receive training and certification opportunities to support our portfolio of solutions and services.
We reward our partners that identify new business, and provide sales expertise, services delivery, customer education, technical implementation and support of our portfolio of solutions through our incentive program. We continue to focus on increasing the productivity of our existing partners, while also adding new transacting partners, building capacity through targeted recruitment, and introducing programs to increase partner mindshare, limit channel conflict and increase partner loyalty to us.
As our customers shift workloads to the cloud, we have been cultivating a global base of technology partners within our CSP program. Our CSP program provides subscription-based services in which the CSP partners host software services to their end users. Our CSP partners, consisting of managed service providers, ISVs, Citrix Solution Advisors, hosting providers and telcos, among others, license our desktop, application, networking and endpoint management solutions on a monthly consumption basis. With our software, these partners then create differentiated offerings of their own, consisting of cloud-hosted applications and cloud-hosted desktops, which they manage for various customers, ranging from SMBs to enterprise IT. Besides supplying technology, we are actively engaged in assisting these partners in developing their hosted businesses either within their respective data centers or leveraging public cloud infrastructure by supplying business and marketing assistance.
Engagement with SIs and ISVs continues to be a substantial part of our strategic roadmap within large enterprise and government markets. Our integrator partnerships include organizations such as DXC, Fujitsu, IBM, Wipro and others, who all deliver consultancy or global offerings powered by the Citrix Workspace. The ISV program maintains a strong representation across targeted industry verticals including healthcare, financial services and telecommunications. Members in the ISV program include Allscripts, Cerner Corporation and Epic Systems Corporation. For all of our channels, we regularly take actions to improve the effectiveness of our partner programs and further strengthen our channel relationships through management of non-performing partners, recruitment of partners with expertise in selling into new markets and forming additional strategic global and national partnerships.
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
In fiscal year 2019 and 2018, one distributor, the Arrow Group, accounted for 15% and 14%, respectively, of our total net revenues. In fiscal year 2017, two distributors, Ingram Micro and the Arrow Group, accounted for 13% and 12%, respectively, of our total net revenues. Our distributor arrangements with Ingram Micro and the Arrow Group consist of several non-exclusive, independently negotiated agreements with their respective subsidiaries, each of which covers different countries or regions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for information regarding our revenue recognition policy.

International revenues (sales outside the United States) accounted for 48.2% of our net revenues for the year ended December 31, 2019, 47.0% of our net revenues for the year ended December 31, 2018 and 46.3% of our net revenues for the year ended December 31, 2017. For detailed information on our international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019.
Segment Revenue
We operate under one reportable segment. For additional information, see Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019.
Operations
For our cloud-based solutions, we use a combination of co-located hosting facilities and increasingly use Microsoft Azure and AWS as well as other infrastructure-as-a-service providers. For our Networking products, we use independent contractors to provide a redundant source of manufacture and assembly capabilities. Independent contractors provide us with the flexibility needed to meet our product quality and delivery requirements. We have manufacturing relationships that we enter into in the ordinary course of business, primarily with Flextronics, under which we have subcontracted the majority of our hardware manufacturing activity, generally on a purchase order basis. These third-party contract manufacturers also provide final test, warehousing and shipping services. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. Our contract manufacturers manufacture our products based on forecasted demand for our solutions. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. We dual-source our components; however, in some instances, those sources may be located in the same geographic area. Accordingly, if a natural disaster occurs in one of those areas, we may need to seek additional sources. Products are then shipped to our distributors, VARs or end-users. If the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for products ordered to meet our forecast or customer orders. In 2019, we did not experience any material difficulties or significant delays in the manufacture and assembly of our products.
While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. Backlog includes the aggregate amounts we expect to recognize as point in time revenue in the following quarter associated with contractually committed amounts for on-premise subscription software licenses, as well as confirmed product license orders that have not shipped and are unfulfilled. As of December 31, 2019 and 2018, the amount of backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations' fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to compensation plan accelerators that are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. Such factors historically have resulted in first quarter revenues in any year being lower than the immediately preceding fourth quarter. We expect this trend to continue through the first quarter of 2020. In addition, our European operations generally generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues on a sequential basis.
Competition
We sell our solutions in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. As the markets for our solutions and services continue to develop, additional companies, including those with significant market presence in the computer appliances, software, cloud services and networking industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See “Technology Relationships” under “Risk Factors” below.
Workspace
Our primary competitors for various components of our Workspace offering include VMware, Okta, Box, Dropbox, AWS Workspaces, Nutanix, MobileIron and Microsoft. We believe Citrix Workspace is differentiated in that it is the only solution on the market that organizes, guides and automates work for an individual employee, offers unified management and security policies for all components of the digital workspace that uniquely addresses the needs of on-premises, cloud or hybrid deployments and surrounds all of that with innovative security controls.
Citrix Virtual Apps and Desktops are based on a proprietary technology platform which is differentiated from basic virtualization solutions offered by competitors such as VMware Horizon, AWS Workspaces, and Nutanix Xi Frame, by robust security, higher flexibility and what we believe to be a better end-user experience that enables IT to deliver Windows and Linux apps and desktops for better business outcomes. We also provide a hardened browser integrated into a web/SaaS access control solution, enabling customers to tightly control how web and SaaS applications are consumed by their users and prevents information leakage.
Citrix Endpoint Management competes with AirWatch by VMware, MobileIron, BlackBerry and others. We believe we differentiate ourselves from these competitors by providing a complete solution, with mobile device management, mobile application management and superior core mobile productivity applications, including secure mobile email, calendar, browser, and editing along with integration with Microsoft's EMS mobility management platform, Microsoft Intune and Microsoft Office 365. Our apps feature unique workflow integrations designed to help people work better, a significant advantage over competitors that do not focus on the end user experience and either have basic applications or rely on third parties to deliver similar integrations.
With respect to our Citrix Content Collaboration solutions, direct competition includes Dropbox, Box, Syncplicity, Egnyte, BlackBerry Workspaces and Accellion, as well as legacy solutions such as traditional file transfer protocol. Many of these competitors have strong brand recognition through consumer and free versions of their products. We believe Citrix Content Collaboration offers a superior solution for businesses as it is built specifically for the needs of the enterprise. Our solutions are further differentiated by their ability to integrate data stored on local file repositories, such as network shares, SharePoint or Documentum, which simplifies onboarding of the solution as there is no migration of data as required by competitors.
Networking
Our Citrix ADC hardware products compete in traditional data-center-deployed application environments against other established competitors, including F5 Networks, Inc., Radware, A10 Networks and Cisco. In addition, with new cloud-integrated and software-centric use cases, large cloud providers, such as AWS and Microsoft Azure, provide customers with competitive ADC solutions built into their public cloud platforms. We continue to expand our open source integrations with leading companies to enhance feature capability and invest in go-to-market resources to market Citrix ADC to our existing customer base and new potential customers.
Our Citrix SD-WAN product competes against both traditional WAN optimization and infrastructure vendors, such as Riverbed, VMware, Cisco, Silver Peak Systems and Oracle. Additionally, WAN service providers are integrating and reselling SD-WAN products as a part of their service offering from vendors including VMware, Cisco, Riverbed and Versa Networks, Inc. We have partnered with Microsoft to provide SD-WAN capability in Azure as a part of the Azure Virtual WAN and have also made our solution available on Google Cloud.
Technology and Intellectual Property
Innovation is a core Citrix competency. Our success is dependent upon our solutions, which are based on intellectual property and core proprietary and open source technologies. These technologies include innovations that optimize the end-to-end user experience, through workspaces and analytics, in virtual desktop and virtual application environments, and enhance networking capabilities to deliver a holistic content collaboration and mobile computing experience.
We have been awarded numerous domestic and foreign patents and have numerous pending patent applications in the United States and foreign countries. Certain of our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have established proprietary trademark rights in markets across the globe, and own hundreds of U.S. and foreign trademark registrations and pending registration applications for marks comprised of or incorporating the Citrix name. See our "Research and Development" discussion above and “Risk Factors” below.

Available Information
Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2019.
Employees
As of December 31, 2019, we had approximately 8,400 employees. In certain countries outside the United States, our relations with employees are governed by labor regulations that provide for specific terms of employment between our company and our employees.

ITEM 1A. RISK FACTORS
RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Our multi-year transition from a perpetual licenses to a subscription-based business model is subject to numerous risks and uncertainties which could have a negative impact on our business, results of operations and financial condition.
The focus of our business model has been shifting away from sales of perpetual licenses to sales of subscriptions. This multi-year transition may give rise to a number of risks, including the following:
•we may not be able to effectively or efficiently transition our customers from perpetual licenses to sales of subscriptions;
•we may not be able to implement effective go-to-market strategies and train or properly incentivize our sales team and channel partners in order to effectively market our subscription offerings;
•we may be unsuccessful in maintaining our target pricing, adoption and renewal rates; and
•we may select solution prices that are not optimal and could negatively affect our sales or earnings.
 We have plans to generally discontinue the sale of perpetual licenses for new products during the course of 2020. We continue to offer choices for our customers and in the first quarter of 2020 we relaunched our on-premise licensing for our offerings through our term subscription license. As we continue to transition our customers from perpetual licenses to subscriptions, we expect an impact on the timing of revenue recognition and potential reductions in operating margin and cash flows. Because subscription revenue is typically recognized over time, we expect to continue to experience a near-term reduction in revenue and revenue growth as more customers move away from perpetual licenses to subscriptions. We also expect the mix shift within our Networking business away from hardware towards software-based solutions will create pressure on reported Networking revenue over time.
Further, while many of our subscription-based offerings involve multi-year commitments, ultimately our subscription customers may decide not to renew their subscriptions for our solutions after the expiration of the subscription term, or to renew only for a portion of our solutions or on pricing terms that are less favorable to us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations and spending levels, the pricing of our solutions and the availability of competing solutions. We anticipate that our subscription-based model will require us to dedicate additional resources toward educating our existing and potential customers as to the benefits of the subscription model and our solutions generally and to re-train our sales employees, who have historically focused on hardware sales and selling perpetual software licenses, on selling subscription-based products and services in order to maintain and increase their productivity. As a result, our sales and marketing costs may increase. In addition, we anticipate needing to adjust our go-to-market cost structure, particularly as it relates to how we compensate our sales teams for renewal transactions, to become more efficient as we continue to transition to a subscription-based business model. Those adjustments may negatively affect the productivity of our sales teams and cause our renewal rates to fluctuate or decline, and there is no assurance that we will be able to successfully implement the adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments. If our customers do not renew their subscriptions for our solutions, demand pricing or other concessions prior to renewal, or if our renewal rates fluctuate or decline, our total billings and revenue will fluctuate or decline, and our business and financial results will be negatively affected.
In addition, the metrics we use to gauge the status of our business may evolve over the course of the transition as significant trends emerge. The transition to a subscription-based business model also means that our historical results, especially those achieved before we began the transition, may be difficult to compare to our future results. As a result, investors and financial analysts may have difficulty understanding the shift in our business model, resulting in changes in financial estimates or failure to meet investor expectations. Moreover, we forecast our future revenue and operating results and provide financial projections based on a number of assumptions, including a forecasted rate at which our subscription bookings as a percentage of total product bookings will increase throughout our business model transition as well as the mix within subscription of on-premise versus cloud. If any of our assumptions about our business model transition or the estimated rate at which our subscription bookings as a percentage of total product bookings will increase and in which periods are incorrect, our revenue and operating results may be impacted and could vary materially from those we provide as guidance or from those anticipated by investors and analysts. If we are unable to successfully establish our subscription-based business model or navigate our transition in light of the foregoing risks and uncertainties, our business, results of operations and financial condition could be negatively impacted.

The expansion of cloud-delivered services (as opposed to traditional on-premises delivery of our products) has and will introduce a number of risks and uncertainties unique to such a shift, which could adversely affect our business, results of operations and financial condition.
Expansion of our cloud-delivered services may require a considerable investment in resources, including technical, financial, legal, sales, information technology and operation systems. Additionally, market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, scalability, customization, performance, current license terms, customer preference, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations.
Our cloud-delivered services are primarily operated through third-party cloud service providers, which we do not control and which may be subject to actual or perceived damage, interruption, vulnerabilities and other cyber-related risks. Customers of our cloud-based offerings need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service level commitments with respect to uptime. Third-party cloud providers run their own platforms that we access, and we are, therefore, vulnerable to their service interruptions. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third-party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. Such outages could lead to the triggering of our service level agreements and the issuance of credits to our cloud offering customers, which may impact our business, results of operations and financial condition. In addition, if our security, or that of any of these third-party cloud providers, is compromised, our software is unavailable or our customers are unable to use our software within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It is possible that our customers and potential customers would hold us accountable for any breach of security affecting a third-party cloud provider’s infrastructure and we may incur significant liability from those customers and from third parties with respect to any breach affecting these systems. We may not be able to recover a material portion of our liabilities to our customers and third parties from a third-party cloud provider. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases.
Our cloud-based solutions provide customers with increased visibility into the level of active use of such solutions by the customers’ employees or other end users. This enhanced visibility may adversely impact renewal rates, if enough users in a customer organization do not actively engage with our solutions.
In addition, the increasing adoption by our customers of cloud-delivered services as opposed to on-premises delivery of our products has and will introduce a number of risks unique to such a shift, including:
•we may not be able to meet customer demand or solution requirements for cloud-delivered services;
•we may incur costs at a higher than forecasted rate as we expand our cloud-delivered services thereby decreasing our gross margins;
•we may encounter customer concerns regarding changes to pricing, service availability, and security; and
•we may experience unpredictability in revenue as a result of usage fluctuations within our cloud service provider business.
Any of the above circumstances or events may harm our business, results of operations and financial condition.
Actual or perceived security vulnerabilities in our products and services or cyberattacks on our services infrastructure or corporate networks could have a material adverse impact on our business, results of operations and financial condition.
Use of our products and services has and may involve the transmission and/or storage of data, including in certain instances our own and our customers' and other parties’ business, financial and personal data. As we continue to evolve our products and features, we expect to host, transmit or otherwise have access to increasing amounts of potentially sensitive data. For example, we have recently added, and expect to continue to add, intelligence features to our Workspace offering that involve connections into a customer’s systems and applications, including enterprise resource planning and human resource management tools. Maintaining the security of our products, computer networks and data storage resources is important or service vulnerabilities could result in loss of and/or unauthorized access to confidential information. We have in the past, and may in the future, discover vulnerabilities in our products or underlying technology, which could expose our reputation, our operations and our customers to risk until such vulnerabilities are addressed. In addition, to the extent we are diverting our resources to address and mitigate these vulnerabilities, it may hinder our ability to deliver and support our products and customers in a timely manner. For example, in December 2019, we discovered a vulnerability in our Citrix Application Delivery Controller, Citrix Gateway and certain deployments of Citrix SD-WAN that would have allowed an unauthenticated attacker to perform arbitrary code execution. In response, we published a security advisory with detailed mitigations designed to stop a potential attack across all known scenarios and also developed and made available fixes to address this vulnerability.
As a more general matter, unauthorized parties may attempt to misappropriate, alter, disclose, delete or otherwise compromise our confidential information or that of our employees, partners, customers or their end users, create system disruptions, product or service vulnerabilities or cause shutdowns. These unauthorized parties are becoming increasingly sophisticated, particularly those funded by or acting as formal or informal representatives of nation states. Perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that directly or indirectly attack our products, services or infrastructure (including third-party cloud service providers - such as Microsoft Azure, AWS and Google Cloud Platform - upon which we rely). Because techniques used by these perpetrators to sabotage or obtain unauthorized access to our systems change frequently and often are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Despite our efforts to build secure services, we can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security compromises.
For example, in March of 2019 we disclosed that we were the victim of a cyberattack during which international cyber criminals gained intermittent access to our internal network through “password spraying”, and over a limited number of days stole business documents and files from a shared network drive and a drive associated with a web-based tool used in our consulting practice. Our investigation found no indication that the cyber criminals discovered and exploited any vulnerabilities in our products or customer cloud services to gain entry, and no indication that the security of any Citrix product or customer cloud service was compromised; however, this incident has resulted in three class action complaints related to the loss of personal data of current and former employees, significant costs (substantially funded by insurance coverage), and distraction of management.
In addition to the cyberattack discussed above, malicious actors regularly attack our network and services, and certain of those attacks have resulted in successful unauthorized access to our network and services. For example, in late 2018, we became aware that perpetrators were using compromised credentials to gain access to individual ShareFile customer accounts in a so-called “credential stuffing” attack.
These cyberattacks or any other compromises of our security measures (or those of one of our customers) as a result of third-party action, malware, employee error, vulnerabilities, malfeasance or otherwise could result in (among other consequences):
•loss or destruction of customer, employee, partner and other business data;
•disruptions in the operation of our business, such as interruption in the delivery of our cloud services;
•costs associated with investigating, responding to and remediating the root cause, including additional monitoring of systems for unauthorized activity;
•negative publicity and harm to our reputation or brand, which could result in lost trust from our customers, partners and employees and could lead some customers to seek to cancel subscriptions, stop using certain of our products or services, reduce or delay future purchases of our products or services, or use competing products or services;
•individual and/or class action lawsuits, due to, among other things, the compromise of sensitive employee or customer information, which could result in financial judgments against us or the payment of settlement amounts and cause us to incur legal fees and costs;
•regulatory enforcement action in the United States at both the federal and state level (such as by the Federal Trade Commission and/or state attorneys general) or globally under the growing number of data protection legal regimes, including without limitation the General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act, or CCPA, which could result in significant fines and/or penalties or other sanctions and which would cause us to incur legal fees and costs;
•costs associated with responding to those impacted by such issues, such as: costs of providing data owners, consumers or others with notice; legal fees; costs of any additional fraud detection activities required by such customers' credit card issuers; and costs incurred by credit card issuers associated with the compromise;
•disputes with our insurance carriers concerning coverage for the costs associated with responding to, and mitigating an incident; and/or
•longer-term remediation and security enhancement expenses.
Any of these actions could materially and adversely impact our business, results of operations and financial condition. Further, while we maintain multiple layers of oversight over enterprise cybersecurity and data protection risks associated with our products, services, information technology infrastructure and related operations – including our management-level cybersecurity risk oversight committee comprised of senior executives across core functions, as well as our Technology, Data and Information Security Committee of the Board – there is no guarantee that this oversight framework will be successful in providing the necessary governance to prevent or adequately respond to the actions described above.
Regulation of privacy and data security may adversely affect sales of our products and services and result in increased compliance costs.
There has been, and we believe that there will continue to be, increased regulation with respect to the collection, use and handling of personal, financial and other information as regulatory authorities in the United States and around the world have recently passed or are currently considering a number of legislative and regulatory proposals concerning data protection, privacy and data security. This includes the California Consumer Privacy Act, or CCPA, which came into effect in January 2020, and the GDPR, which is a European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights that became effective in May 2018. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The GDPR provides significant penalties for non-compliance (up to 4% of global revenue). European data protection authorities have already imposed fines for GDPR violations up to, in some cases, hundreds of millions of Euros. Many states in the United States are also considering their own privacy laws that, in the absence of a preemptive Federal privacy law, could impose burdensome and conflicting requirements. The interpretation and application of consumer and data protection laws and industry standards in the United States, Europe and elsewhere can be uncertain and currently is in flux. Cloud-based solutions may be subject to further regulation, including data localization requirements and other restrictions concerning international transfer of data, the operational and cost impact of which cannot be fully known at this time. In addition to the possibility of fines, application of these existing laws in a manner inconsistent with our data and privacy practices could result in an order requiring that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Also, any new law or regulation, or interpretation of existing law or regulation, imposing greater fees or taxes or restriction on the collection, use or transfer of information or data internationally or over the Web, could result in a decline in the use and adversely affect sales of our solutions and our results of operations. Finally, as a technology vendor, our customers and regulators will expect that we can demonstrate compliance with current data privacy and security regulations as well as our privacy policies and the information we make available to our customers and the public about our data handling practices, and our inability to do so may adversely impact sales of our solutions and services to certain customers, particularly customers in highly-regulated industries, and could result in regulatory actions, fines, legal proceedings and negatively impact our brand, reputation and our business.
Our business could be adversely impacted by conditions affecting the information technology market.
The markets for our solutions and services are characterized by:
•rapid technological change;
•evolving industry standards;
•fluctuations in customer demand;
•changing customer business models and increasingly sophisticated customer needs; and
•frequent new solution and service introductions and enhancements.
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
We sell our solutions and services in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. We compete based on our ability to offer to our customers the most current and desired solution and services features. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may be less costly, more heavily discounted or free, provide better performance or include additional features when compared to our solutions. Additionally, there is a risk that our solutions may become outdated or that our market share may erode. Further, the announcement of the release, and the actual release, of new solutions incorporating similar features to our solutions could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future solution and service offerings. Existing or new solutions and services that provide alternatives to our solutions and services could materially impact our ability to compete in these markets. As the markets for our solutions and services, especially those solutions in early stages of development, continue to develop, additional companies, including companies with significant market presence in the computer hardware, software, cloud, networking, mobile, data sharing and related industries, could enter, or increase their footprint in, the markets in which we compete and further intensify competition. In addition, we believe price competition will remain a significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.
We expect to continue to face additional competition as new participants enter our markets and as our current competitors seek to increase market share. Further, we may see new and increased competition in different geographic regions. The generally low barriers to entry in certain of our businesses increase the potential for challenges from new industry competitors, whether small and medium sized businesses or larger, more established companies. Smaller companies new to our market may have more flexibility to develop on more agile platforms and have greater ability to adapt their strategies and cost structures, which may give them a competitive advantage with our current or prospective customers. We may also experience increased competition from new types of solutions as the options for Workspace and Networking offerings increase. Further, as our industry evolves and if our company grows, companies with which we have strategic alliances may become competitors in other product areas, or our current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase the competitive pressures we face.

In addition, the industry has been volatile and there has been a trend toward industry consolidation in our markets for several years. We expect this trend to continue, especially in light of the increased availability of domestic cash resulting from the Tax Cuts and Jobs Act, or the 2017 Tax Act. Also, we expect companies will attempt to strengthen or hold their market positions in an evolving and volatile industry. For example, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. Further, some companies are making plans or may be under pressure by stockholders to divest businesses, and such divestitures may result in stronger competition. Additionally, as IT companies attempt to strengthen or maintain their market positions in the evolving digital workspace services, networking and data sharing markets, these companies continue to seek to deliver comprehensive IT solutions to end users and combine enterprise-level hardware and software solutions that may compete with our Workspace and Networking solutions. These consolidators or potential consolidators may have significantly greater financial, technical and other resources and brand loyalty than we do, and may be better positioned to acquire and offer complementary solutions and services. The companies resulting from these possible combinations may create more compelling solution and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.

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
A significant portion of our revenues has historically come from our Application Virtualization and VDI solutions and Networking products. We continue to anticipate that sales of these solutions and products and related enhancements and upgrades will constitute a majority of our revenue for the near future. Declines and variability in sales of certain of these solutions and products could occur as a result of:
•new competitive product releases and updates to existing products delivered as on premises solutions, especially cloud-based products;
•industry trend to focus on the secure delivery of applications on mobile devices;
•introduction of new or alternative technologies, products or service offerings by third parties;
•termination or reduction of our product offerings and enhancements;
•potential market saturation;

•failure to enter new markets;
•price and product competition resulting from rapid and frequent technological changes and customer needs;
•general economic conditions;
•complexities and cost in implementation;
•failure to deliver satisfactory technical support;
•dissatisfied customers; or
•lack of commercial success of our technology relationships.
We have experienced increased competition in the Application Virtualization and VDI business from directly competing solutions, alternative products and products on new platforms. For example, AWS provides Amazon WorkSpaces and VMware provides Horizon, both of which compete with these offerings among numerous other competitors. Also, there continues to be an increase in the number of alternatives to Windows operating system powered desktops, in particular mobile devices such as smartphones and tablets. Users may increasingly turn to these devices to perform functions that would have been traditionally performed on desktops and laptops, which in turn may reduce the market for our Application Virtualization and VDI solutions. Further, increased use of certain SaaS applications may result in customers relying less on Windows applications. If sales of our Application Virtualization and VDI solutions decline as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected.
Similarly, we have experienced increased competition for our Networking products, including our core Citrix ADC solution. For example, there are an increasing number of alternatives to traditional ADC hardware solutions, enabling our customers to build internal solutions, rely on open source technology or leverage software and cloud-based offerings. In addition, our Networking business generates a substantial portion of its revenues from a limited number of customers with uneven and declining purchasing patterns. As a result, the potential for declining sales within our Networking business may not be offset by gains in our other businesses, which could result in our operations and financial condition being adversely affected.

If our Workspace strategy is not successful in addressing our customers’ evolving needs beyond traditional Application Virtualization and VDI solutions, we may be unable to expand our user base and our financial performance could be adversely impacted.
Our success depends on customer and user adoption of our newer products and services. Increased adoption will depend on our ability to deliver a Workspace platform that provides value and use cases beyond traditional Application Virtualization and VDI solutions. The market for solutions that meet our customers’ needs in accessing and organizing their work in a secure way is evolving and dynamic. Our Workspace vision and solutions may fail to meet our customers’ needs and our revenue growth, which would adversely affect our results of operations and financial condition.
Delivering our new solutions presents technological and implementation challenges, and significant investments continue to be required to develop or acquire solutions to address those challenges. To the extent that our newer products and services are adopted more slowly or are displaced by competitive solutions offered by other companies, our revenue growth rates may slow materially or our revenue may decline substantially, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.
In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled managerial, technical, sales and services, finance and marketing personnel are critical to our future, and competition for experienced employees can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened or we would otherwise need to increase our use of cash-based compensation and awards to achieve the same attraction, retention and motivation benefits. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Competition for qualified personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of solutions in our industry. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring may harm our business and results of operations.

Effective succession planning is also important to our long-term success. We have experienced significant changes in our senior management team over the past several years, including the appointments of David J. Henshall as our President and Chief Executive Officer in 2017, Mark Schmitz as our Executive Vice President and Chief Operating Officer in 2019, and Arlen R. Shenkman as our Executive Vice President and Chief Financial Officer in 2019. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations.
Our solutions could contain errors that could delay the release of new products or otherwise adversely impact our products and services.
Despite significant testing by us and by current and potential customers, our products and services, especially new products and services or releases or acquired products or services, do contain errors or "bugs". In some cases, these errors are not discovered until after commercial shipments or deployments have been made. Errors in our products or services could delay the development or release of new products or services and could adversely affect market acceptance of our products and services. Additionally, our products and services use, integrate with and otherwise depend on third-party products, which third-party products could contain defects and could reduce the performance of our products or render them useless. Because our products and services are often used in mission-critical applications, errors in our products or services or the products or services of third parties upon which our products or services rely could give rise to warranty or other claims by our customers, which could have a material adverse effect on our business, financial condition and results of operations.
Certain of our offerings have sales cycles which are long and/or unpredictable which could cause significant variability and unpredictability in our revenue and operating results for any particular period.
Generally, a substantial portion of our large and medium-sized customers implement our solutions on a departmental or enterprise-wide basis. We have a long sales cycle for these departmental or enterprise-wide sales because:
•our sales force generally needs to explain and demonstrate the benefits of a large-scale deployment of our solution to potential and existing customers prior to sale;
•our service personnel typically spend a significant amount of time assisting potential customers in their testing and evaluation of our solutions and services;
•our customers are typically large and medium size organizations that carefully research their technology needs and the many potential projects prior to making capital expenditures for software infrastructure; and
•before making a purchase, our potential customers usually must get approvals from various levels of decision makers within their organizations, and this process can be lengthy.
Our long sales cycle for these solutions makes it difficult to predict when these sales will occur, and we may not be able to sustain these sales on a predictable basis. In addition, the long sales cycle for these solutions makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our bookings, revenue and/or operating results for any particular period, and large projects with significant IT components may fail to meet our customers’ business requirements or be canceled before delivery, which likewise could adversely affect our revenue and operating results for any particular period.
Overall, the timing of our revenue is difficult to predict. Our quarterly sales have historically reflected an uneven pattern in which a disproportionate percentage of a quarter’s total sales occur in the last month, weeks and days of each quarter. In addition, our business is subject to seasonal fluctuations and such fluctuations are generally most significant in our fourth fiscal quarter, which we believe is due to the impact on revenue from the availability (or lack thereof) in our customers’ fiscal year budgets and an increase in expenses resulting from amounts paid pursuant to our sales compensation plans as performance milestones are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. In addition, our European operations generally generate lower sales in the summer months because of the generally reduced economic activity in Europe during the summer.
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
We anticipate that sales and renewals of our support solutions will continue to constitute a substantial portion of our deferred revenue. Our ability to continue to generate both recognized and deferred revenue from our support solutions will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. Additionally, a decrease in demand for our support solutions could occur as a result of a decrease in demand for our Workspace and Networking solutions. If our customers do not continue to purchase our support solutions, our deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.
Adverse changes in general global economic conditions could adversely affect our operating results.
As a globally operated company, we are subject to the risks arising from adverse changes in global economic and market conditions. Economic uncertainty and volatility in our significant geographic locations, including the potential impact resulting from "Brexit", a US-China trade war or other international trade disputes, or military conflict may adversely affect sales of our solutions and services and may result in longer sales cycles, slower adoption of technologies and increased price competition. For example, if the U.S. or the European Union countries were to experience an economic downturn, these adverse economic conditions could contribute to a decline in our customers’ spending on our solutions and services. Additionally, in response to economic uncertainty, we expect that many governmental organizations that are current or prospective customers for our solutions and services would cutback spending significantly, which would reduce the amount of government spending on IT and demand for our solutions and services from government organizations. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business.
Our international presence subjects us to additional risks that could harm our business.
We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2019, we derived 48.2% of our net revenues from sales outside the United States. Potential growth and profitability could require us to further expand our international operations. To successfully maintain and expand international sales, we may need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could adversely affect the results of our international operations. These risks include:
•compliance with foreign regulatory and market requirements, including the requirement to submit additional technical information for product registration in order to sell in certain countries;
•variability of foreign economic, political, labor conditions and global policy uncertainty, including re-locating operations internationally;
•changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. export laws;
•regional data privacy, security, secrecy and related laws that apply to the transmission of and protection of our and our customers’ data across international borders;
•health or similar issues such as pandemic or epidemic;
•difficulties in staffing and managing international operations;
•longer accounts receivable payment cycles;
•potentially adverse tax consequences;
•difficulties in enforcing and protecting intellectual property rights, including increased difficulty as a foreign entity in those international locations;
•providing technical information in order to obtain foreign filing licenses for filing our patent applications in certain countries;
•increased risk of non-compliance by foreign employees, partners, distributors, resellers and agents or other intermediaries with both U.S. and foreign laws, including antitrust regulations, the Foreign Corrupt Practices Act, the U.K. Bribery Act, U.S. or foreign sanctions regimes and export or import control laws and any trade regulations ensuring fair trade practices;
•burdens of complying with a wide variety of foreign laws;
•expansion of cloud-based products and services may increase risk in countries where cloud computing infrastructures are more susceptible to data intrusions or may be controlled directly or indirectly by foreign governments;

•our software and data of our customers being stored in foreign jurisdictions, which could lead to us being required to disclose or provide access to data or intellectual property to a foreign government pursuant to national security or other laws of such foreign jurisdiction; and
•as we generate cash flow in non-U.S. jurisdictions, if required, we may experience difficulty transferring such funds to the U.S. in a tax efficient manner.

Additionally, an increasing number of jurisdictions are imposing data localization laws, which require personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. These regulations may deter customers from using cloud-based services such as ours, and may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs. For example, we operate in Russia where there is a local residency requirement for personal data. We do not own or operate servers in Russia. As such, to-date, we have not offered our cloud-based offerings in Russia.
We operate and do business in China. Under the China Cyber Security Law, or CSL, network operators are required to provide technical support and assistance to public and state security authorities in national security and criminal investigations. The law does not provide details on the extent of technical support and assistance that may be required. There is the possibility that network operators may be required to disclose or provide access to information or data communicated or transmitted through the network owned, utilized or managed by the network operator to comply with the support and assistance requirement of the CSL. While we do not consider Citrix to be a network operator, there is the possibility that China could decide to treat Citrix as a network operator, and we would need to comply with this law.
We have had and may, from time to time, enter into strategic partnerships, joint ventures, OEM or similar business relationships with entities in foreign jurisdictions, including governmental or quasi-governmental entities, pursuant to which we may be required to license or transfer certain of our intellectual property rights to such entities. Such relationships could expose us to increased risks inherent in such activities, such as protection of our intellectual property, economic and political risks, and contractual enforcement issues.
We are also monitoring developments related to the decision by the British government to leave the European Union (EU) following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU (often referred to as “Brexit”), which could have implications for our business. On January 31, 2020, the United Kingdom officially withdrew from the EU, beginning a transition period during which the British government will negotiate agreements with the EU and other governments regarding various matters, including trade and immigration. Brexit could lead to economic and legal uncertainty, including volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations and licensing requirements applicable to us as the United Kingdom determines which EU laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.
Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or results of operations.
If we fail to advance our Workspace platform, including integrations with a variety of software applications, operating systems, platforms, and hardware that are developed by others, our platform may become less marketable, less competitive or obsolete and our business and results of operations would be harmed.
Increasingly, our growth strategy with respect to our Workspace offerings includes expanding the use of our platform through integrations with a variety of network, hardware and software systems, including human resource information and enterprise resource planning and customer relationship management systems, including through the interaction of application programming interfaces (APIs). While we have established relationships with providers of complementary technology offerings and software integrations, we may be unsuccessful in maintaining relationships with these providers or establishing relationships with new providers. Third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us; change their features or platforms; restrict our access to their applications and platforms; or alter the terms governing use of and access to their applications and APIs in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, which could negatively impact our offerings and harm our business. Further, we recently have undertaken efforts to build a developer community around our Workspace platform. However, our developer community is new and it remains unclear if it will successfully generate third-party developer interest in creating new integrations or additional uses for our services.

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
We are in the process of diversifying our base of channel relationships by adding and training more channel partners with abilities to reach larger enterprise customers and additional mid-market customers and to sell our newer solutions and services. We are also in the process of building relationships with new types of channel partners, such as systems integrators and service providers. In addition to this diversification of our partner base, we will need to maintain a healthy mix of channel members who service smaller customers. We may need to add and remove distribution partners to maintain customer satisfaction, support a steady adoption rate of our solutions, and align with our transition to a subscription-based business model, which could increase our operating expenses, credit risk, and adversely impact our go-to-market effectiveness. In addition, our newer Workspace offerings may require additional technical capabilities to efficiently implement our solutions, and there is no guarantee we will be able to find a sufficient number of capable partners who can support these efforts. We also bear the risk that our existing or newer channel partners will fail to comply with US or international anti-corruption or anti-competition laws, in which case we might be fined or otherwise penalized as a result of the agency relationship with such partners. Through our Citrix Partner Network and other programs, we are currently investing, and intend to continue to invest, significant resources to develop these channels, which could adversely impact our results of operations if such channels do not result in increased revenues.
Our Networking business could suffer if there are any interruptions or delays in the supply of hardware or hardware components from our third-party sources.
We rely on a concentrated number of third-party suppliers, who provide hardware or hardware components for our Networking products, and contract manufacturers. If we are required to change suppliers, there could be a delay in the supply of our hardware or hardware components and our ability to meet the demands of our customers could be adversely affected, which could cause the loss of Networking sales and existing or potential customers and delayed revenue recognition all of which could adversely affect our results of operations. While we have not, to date, experienced any material difficulties or delays in the manufacture and assembly of our Networking products, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, or the need to implement costly or time-consuming protocols to comply with applicable regulations (including regulations related to conflict minerals), equipment malfunction, natural disasters and environmental factors, any of which could delay or impede their ability to meet our demand.
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
We are involved in litigation, investigations and regulatory inquiries and proceedings that could negatively affect us.
From time to time, we are involved in various legal, administrative and regulatory proceedings, claims, demands and investigations relating to our business, which may include claims with respect to commercial, product liability, intellectual property, cybersecurity, privacy, data protection, antitrust, breach of contract, employment, class action, whistleblower, mergers and acquisitions and other matters. In the ordinary course of business, we also receive inquiries from and have discussions with government entities regarding the compliance of our contracting and sales practices with laws and regulations. These matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Allegations made in the course of regulatory or legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. Furthermore, because litigation and the outcome of regulatory proceedings are inherently unpredictable, our business, financial condition or operating results could be materially affected by an unfavorable resolution of one or more of these proceedings, claims, demands or investigations.
Refer to Part I, Item 3 and Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for a description of our legal proceedings and contingencies.
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
We have in the past addressed, and may continue to address, the development of new solutions and services and enhancements to existing solutions and services through acquisitions of other companies, product lines and/or technologies. However, acquisitions, including those of high-technology companies, are inherently risky. We cannot provide any assurance that any of our acquisitions or future acquisitions will be successful in helping us reach our financial and strategic goals. The risks we commonly encounter in undertaking, managing and integrating acquisitions are:
•an uncertain revenue and earnings stream from the acquired company, which could dilute our earnings;
•difficulties and delays integrating the personnel, operations, technologies, solutions and systems of the acquired companies;
•undetected errors or unauthorized use of a third-party’s code in solutions of the acquired companies;
•our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;
•challenges with implementing adequate and appropriate controls, procedures and policies in the acquired business;
•difficulties managing or integrating an acquired company’s technologies or lines of business;
•potential difficulties in completing projects associated with purchased in-process research and development;
•entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;
•the potential loss of key employees of the acquired company;
•potential difficulties integrating the acquired solutions and services into our sales channel;
•assuming pre-existing contractual relationships of an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business;
•being subject to unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s practices;
•potential difficulties securing financing necessary to consummate substantial acquisitions;
•issuing shares of our stock, which may be dilutive to our stockholders;
•issuing equity awards to, or assuming existing equity awards of, acquired employees, which may more rapidly deplete share reserves available under our shareholder-approved equity incentive plans; and
•intellectual property claims or disputes.
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
We have several strategic and technology relationships with large and complex organizations, such as Microsoft, Google, SAP and other companies with which we work to offer complementary solutions and services. We depend on the companies with which we have strategic relationships to successfully test our solutions, to incorporate our technology into their products and to market and sell those solutions. There can be no assurance we will realize the expected benefits from these strategic relationships or that they will continue in the future. If successful, these relationships may be mutually beneficial and result in industry growth. However, such relationships carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic relationship and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development, reduced sales or other operational difficulties and our business, results of operations and financial condition could be materially adversely affected.
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
The scope of our patent protection may be affected by changes in legal precedent and patent office interpretation of these precedents. Software-based patents are difficult to obtain and enforce in many jurisdictions and there may also be limits on recovery for damages in those jurisdictions. Further, any patents owned by us could be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may not be issued with the scope of protection we seek, if at all; and if issued, may not provide any meaningful protection or competitive advantage.

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
We are routinely subject to patent infringement claims and may in the future be subject to an increased number of claims, including claims alleging the unauthorized use of a third-party’s code in our solutions. This may occur for a variety of reasons, including:
•the expansion of our product lines through product development and acquisitions;
•the volume of patent infringement litigation commenced by non-practicing entities;
•an increase in the number of competitors in our industry segments and the resulting increase in the number of related solutions and services and the overlap in the functionality of those solutions and services;
•an increase in the number of our competitors and third parties that use their own intellectual property rights to limit our freedom to operate and exploit our solutions, or to otherwise block us from taking full advantage of our markets;
•our reliance on the technology of others and, therefore, the requirement to obtain intellectual property licenses from third parties in order for us to commercialize our solutions or services, which licenses we may not be able to obtain or continue to obtain from these third parties on reasonable terms; and
•the unauthorized or improperly licensed use of third-party code in our solutions.
Further, responding to any infringement claim, regardless of its validity or merit, could result in costly litigation. Intellectual property litigation could compel us to do one or more of the following:
•pay damages (including the potential for treble damages), license fees or royalties (including royalties for past periods) to the party claiming infringement;
•cease selling solutions or services that use the challenged intellectual property;
•obtain a license from the owner of the asserted intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
•redesign the challenged technology, which could be time consuming and costly, or not be accomplished.
If we were compelled to take any of these actions, our business, results of operations or financial condition may be adversely impacted.
Our use of “open source” software could negatively impact our ability to sell our solutions and subject us to possible litigation.
The solutions or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other solutions in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, the Apache license (version 2), “BSD-style” licenses, "MIT-style" licenses and other open source licenses. Even though we attempt to monitor our use of open source software in an effort to avoid subjecting our solutions to conditions we do not intend, it is possible that not all instances of our open source code usage are properly reviewed. Additionally, software purchased through the supply chain may contain open source software of which we are unaware that could present license rights and/or security risk. Further, although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use such that we have not triggered any of these conditions, there is little or no legal precedent governing the interpretation or enforcement of many of the terms of these types of licenses. If an author or other third party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If our defenses were not successful, we could be subject to significant damages, enjoined from the distribution of our solutions that contained open source software, and required to comply with the terms of the applicable license, which could disrupt the distribution and sale of some of our solutions. In addition, if we combine our proprietary software with open source software in an unintended manner, under some open source licenses we could be required to publicly release the source code of our proprietary software, offer our solutions that use the open source software for no cost, make available source code for modifications or derivative works we create based upon incorporating or using the open source software, and/or license such modifications or derivative works under the terms of the particular open source license.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide technology support, maintenance, warranties or assurance of title or controls on the origin of the software. Open source software may also present risks of unforeseen or unmanaged security vulnerabilities that could potentially unintentionally be introduced into our solutions.
If we lose access to third-party licenses, releases of our solutions could be delayed.
We believe that we will continue to rely, in part, on third-party licenses to enhance and differentiate our solutions. Third-party licensing arrangements are subject to a number of risks and uncertainties, including:
•undetected errors or unauthorized use of another person’s code in the third party’s software;
•disagreement over the scope of the license and other key terms, such as royalties payable and indemnification protection;
•infringement actions brought by third-parties;
•the creation of solutions by third parties that directly compete with our solutions; and
•termination or expiration of the license.
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
RISKS RELATED TO OUR COMMON STOCK, OUR DEBT AND EXTERNAL FACTORS
Servicing our debt will require a significant amount of cash, which could adversely affect our business, financial condition and results of operations. We may not have sufficient cash flow from our business to make payments on our debt or repurchase our 2027 Notes upon certain events.
As of December 31, 2019, we had aggregate indebtedness of $742.9 million that we have incurred in connection with the issuance of our unsecured senior notes due December 1, 2027, or the 2027 Notes and under our unsecured revolving credit facility pursuant to our amended and restated credit agreement, dated November 26, 2019, with a group of financial institutions (the “Credit Agreement”). We also have a term loan credit agreement, dated January 21, 2020, with Bank of America, N.A. as administrative agent, and the other lenders party thereto from time to time (the “Term Loan Credit Agreement”), pursuant to which we borrowed $1.00 billion in January 2020, and we may incur additional indebtedness in the future. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to general economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, reducing capital expenditures, restructuring debt or obtaining additional equity or debt financing on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, as applicable, will depend on the capital markets and our financial condition at such time. We may not be able to sell assets, restructure our indebtedness or obtain additional equity or debt financing on terms that are acceptable to us or at all, which could result in a default on our debt obligations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for information regarding our 2027 Notes, our Credit Facility and our Term Loan Credit Agreement.

In addition, if a change in control repurchase event occurs with respect to the 2027 Notes, we will be required, subject to certain exceptions, to offer to repurchase the 2027 Notes at a repurchase price equal to 101% of the principal amount of the 2027 Notes repurchased, plus accrued and unpaid interest, if any. In such event, we may not have enough available cash or be able to obtain financing to fund the required repurchase of the 2027 Notes, or making such payments could adversely affect our liquidity. Our ability to repurchase the 2027 Notes may be limited by law, by regulatory authority or by agreements governing our other indebtedness.
Further, we are required to comply with the covenants set forth in the indenture governing the 2027 Notes, the Credit Agreement and the Term Loan Credit Agreement. In particular, each of the Credit Agreement and Term Loan Credit Agreement requires us to maintain certain leverage and interest ratios and contains various affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business or incur subsidiary indebtedness. The indenture governing our 2027 Notes contains covenants limiting our ability and the ability of our subsidiaries to create certain liens, enter into certain sale and leaseback transactions, and consolidate or merge with, or sell, assign, convey, lease, transfer or otherwise dispose of all or substantially all of our assets, taken as a whole, to, another person. If we fail to comply with these covenants or any other provision of the agreements governing our indebtedness and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, our outstanding indebtedness may be declared immediately due and payable. Additionally, a default under an indenture, the Credit Agreement or Term Loan Credit Agreement could lead to a default under the other agreements governing our current and any future indebtedness. If the repayment of the related indebtedness were to be accelerated, we may not have enough available cash or be able to obtain financing to repay the indebtedness.
Our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•place us at a disadvantage compared to our competitors who have less debt; and
•limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes.
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
Our future effective tax rates could be favorably or unfavorably affected by changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or by changes in tax laws or their interpretation. Significant judgment is required in determining our worldwide provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by tax authorities, including the IRS. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Evolving or revised tax laws and regulations globally, including the 2017 Tax Act and the 2019 Swiss Federal Act on Tax Reform and AHV Financing (“TRAF”), as well as any changes in the application or interpretation of these regulations may have an adverse effect on our business or on our results of operations. Additionally, the U.S. Treasury Department, the Swiss federal and cantonal authorities, and other U.S. federal and legislative bodies will continue to issue guidance and interpret how provisions of the 2017 Tax Act and 2019 TRAF will be administered and applied that may significantly affect our results of operations in the period issued.

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
Our stock price has been volatile and has fluctuated significantly in the past. The trading price of our stock is likely to continue to be volatile and subject to fluctuations in the future. Your investment in our stock could lose some or all of its value. Some of the factors that could significantly affect the market price of our stock include:
•actual or anticipated variations in operating and financial results, including the failure to meet key operational metrics;
•analyst reports or recommendations;
•rumors, announcements, or press articles regarding our or our competitors’ operations, management, organization, financial condition, or financial statements; and
•other events or factors, many of which are beyond our control.
The stock market in general, The Nasdaq Global Select Market, and the market for software companies and technology companies in particular, have experienced extreme price and volume fluctuations. We believe that these fluctuations have often been unrelated or disproportionate to operating performance. These fluctuations may continue in the future and could materially and adversely affect the market price of our stock, regardless of operating performance.
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
Our worldwide operations are dependent on our network infrastructure, internal technology systems and website. Significant portions of our computer equipment, intellectual property resources and personnel, including critical resources dedicated to research and development and administrative support functions are presently located at our corporate headquarters in Fort Lauderdale, Florida, an area of the country that is particularly prone to hurricanes, and at our various locations in California, an area of the country that is particularly prone to earthquakes. We also have operations in various domestic and international locations that expose us to additional diverse risks. The occurrence of natural disasters, such as hurricanes, floods or earthquakes; pandemics, such as the recent outbreak of the novel coronavirus COVID-19; or other unanticipated catastrophes, such as telecommunications failures, cyberattacks, fires or terrorist attacks, at any of the locations in which we or our key partners, suppliers and customers do business, could cause interruptions in our operations. For example, hurricanes have passed through southern Florida causing extensive damage to the region. In addition, even in the absence of direct damage to our operations, large disasters, terrorist attacks, pandemics or other casualty events could have a significant impact on our partners’, suppliers’ and customers’ businesses, which in turn could result in a negative impact on our results of operations. Extensive or multiple disruptions in our operations, or our partners’, suppliers’ or customers’ businesses, due to natural disasters, pandemics, such as the recent outbreak of COVID-19, or other unanticipated catastrophes could have a material adverse effect on our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2019 fiscal year that remain unresolved.
ITEM 2. PROPERTIES
We lease and sublease office space in the Americas, which is comprised of the United States, Canada and Latin America, EMEA, which is comprised of Europe, the Middle East and Africa, and APJ, which is comprised of Asia-Pacific and Japan. The following table presents the location and square footage of our leased office space as of December 31, 2019:

Square footage
Americas	776,856
EMEA	257,022
APJ	612,672
Total	1,646,550
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
We were the victim of a previously disclosed cyberattack, in which international cyber criminals gained intermittent access to our internal network through “password spraying”, and over a limited number of days between October 13, 2018 and March 8, 2019, stole business documents and files from a shared network drive and a drive associated with a web-based tool used in our consulting practice. We conducted an investigation and completed our review of documents and files that may have been accessed or were stolen in this incident. Please also see Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for a description of our legal proceedings and contingencies.
Although it is difficult to predict the ultimate outcome of this cyberattack, to date, three putative class action lawsuits have been filed against us in the United States District Court for the Southern District of Florida. These matters, Howard v. Citrix, Jackson and Sargent v. Citrix, and Ramus, Young and Charles v. Citrix, were filed on May 24, 2019, May 30, 2019, and June 23, 2019, respectively, and have been consolidated. The plaintiffs, who purport to represent various classes of our current and former employees (and their dependents), generally claim to have been harmed by our alleged actions and/or omissions in connection with this incident and their personal data. They assert a variety of common law and statutory claims seeking monetary damages or other related relief.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock and Dividend Policy
Our common stock is currently traded on The Nasdaq Global Select Market under the symbol CTXS. As of February 7, 2020, there were 446 holders of record of our common stock.
We currently intend to retain any earnings for use in our business, for investment in acquisitions to repurchase shares of our common stock, and to pay future dividends. On October 24, 2019, we announced that our Board of Directors approved a quarterly cash dividend of $0.35 per share which was paid on December 20, 2019 to all shareholders of record as of the close of business on December 6, 2019. Additionally, on January 22, 2020, we announced that our Board of Directors approved a quarterly cash dividend of $0.35 per share. This dividend is payable on March 20, 2020 to all shareholders of record as of the close of business on March 6, 2020. Our Board of Directors will continue to review our capital allocation strategy and will determine whether to repurchase shares of our common stock and/or declare future dividends on a quarterly basis based on our financial performance, business outlook and other considerations.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized an ongoing stock repurchase program, of which $600.0 million was approved in October 2019 and an additional $1.00 billion was approved in January 2020. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2019, approximately $914.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
The following table shows the monthly activity related to our stock repurchase program for the quarter ended December 31, 2019.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
October 1, 2019 through October 31, 2019	67,076	$95.58	—	$1,013,992
November 1, 2019 through November 30, 2019	419,618	$113.13	372,615	$971,742
December 1, 2019 through December 31, 2019	545,144	$110.95	520,091	$914,043
Total	1,031,838	$110.84	892,706	$914,043

(1)Includes approximately 139,132 shares withheld from restricted stock units that vested in the fourth quarter of 2019 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of such awards do not deplete the dollar amount available for purchases under the repurchase program.
In January 2020, in connection with the $1.00 billion increase in repurchase authority approved by our Board of Directors, under our ongoing stock repurchase program, we used the proceeds from our Term Loan Credit Agreement to enter into accelerated share repurchase transactions ("ASR") with each of Goldman Sachs & Co. LLC and Wells Fargo Bank, National Association (each, a "Dealer") for an aggregate of $1.00 billion. Under the ASR transactions, we received an initial share delivery of 6.5 million shares of our common stock, with the remainder, if any, delivered upon completion of the ASR transactions. The total number of shares of common stock that we will repurchase under each ASR agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the applicable ASR agreement, less a discount. At settlement, each Dealer may be required to deliver additional shares of common stock to us or, under certain circumstances, we may be required to deliver shares of common stock, at our election, or make a cash payment to the applicable Dealer. See Notes 9 and 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for detailed information on the ASR and Term Loan Credit Agreement.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2019, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2019	2018	2017(a)(b)	2016(a)(b)	2015(a)(b)
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$3,010,564	$2,973,903	$2,824,686	$2,736,080	$2,646,154
Cost of net revenues(c)	464,047	433,803	439,646	404,889	474,040
Gross margin	2,546,517	2,540,100	2,385,040	2,331,191	2,172,114
Operating expenses(d)	2,010,399	1,862,140	1,814,043	1,771,027	1,969,322
Income from operations	536,118	677,960	570,997	560,164	202,792
Interest income	18,280	40,030	27,808	16,686	11,675
Interest expense	(45,974)	(80,162)	(51,609)	(44,949)	(44,153)
Other income (expense), net	1,076	(8,373)	3,150	(4,131)	(5,730)
Income from continuing operations before income taxes	509,500	629,455	550,346	527,770	164,584
Income tax (benefit) expense	(172,313)	53,788	528,361	57,915	(50,549)
Income from continuing operations	681,813	575,667	21,985	469,855	215,133
(Loss) income from discontinued operations, net of income tax expense	—	—	(42,704)	66,257	104,228
Net income (loss)	$681,813	$575,667	$(20,719)	$536,112	$319,361
Diluted earnings (loss) per share:
Income from continuing operations	5.03	3.94	0.14	2.99	1.34
(Loss) income from discontinued operations	—	—	(0.27)	0.42	0.65
Diluted net earnings (loss) per share	$5.03	$3.94	$(0.13)	$3.41	$1.99
Weighted average shares outstanding - diluted	135,495	145,934	155,503	157,084	160,362

	December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheet Data(e)(f):
Total assets	$4,388,926	$5,136,049	$5,820,176	$6,390,227	$5,467,517
Total equity	837,656	551,519	992,461	2,608,727	1,973,446
(a)The selected financial data for fiscal years ended December 31, 2017, 2016 and 2015 has been adjusted to be presented on a continuing operations basis. Refer to Note 19 Discontinued Operations in our consolidated financial statements for additional information.
(b)The selected financial data for fiscal years ended December 31, 2017, 2016 and 2015 has not been adjusted under the modified retrospective method of adoption of the revenue recognition standard.
(c)Cost of net revenues includes amortization and impairment of product related intangible assets of $51.3 million, $47.1 million, $65.7 million, $55.4 million, and $127.3 million in 2019, 2018, 2017, 2016 and 2015, respectively.
(d)Operating expenses includes amortization and impairment of other intangible assets of $15.9 million, $15.9 million, $17.2 million, $15.1 million, and $97.5 million in 2019, 2018, 2017, 2016 and 2015, respectively. Operating expenses also include restructuring charges of $22.2 million, $16.7 million, $72.4 million, $67.4 million and $98.7 million in 2019, 2018, 2017, 2016 and 2015, respectively.
(e)Balance Sheet amounts prior to 2017 include amounts for the GoTo Business. Refer to Note 19 Discontinued Operations in our consolidated financial statements for additional information.
(f)Balance Sheet amounts prior to 2019 have not been adjusted under the modified retrospective method of adoption of the lease accounting standard. Refer to Note 2 Significant Accounting Policies in our consolidated financial statements for additional information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See "Note Regarding Forward-Looking Statements" and Part I, Item 1A "Risk Factors" in this Annual Report on Form 10-K for a discussion of certain risks and uncertainties that may cause these differences.
Overview
Citrix is an enterprise software company focused on helping customers improve the productivity and user experience of their most valuable assets, their employees. We do this by creating a digital workspace that provides unified, secure, and reliable access to all applications and content employees need to be productive - anytime, anywhere, on any device. Our Networking solutions which can be consumed via hardware or software, complement our Workspace solutions by delivering applications and data employees need across any network with security, reliability and speed.
Executive Summary
As an organization, we have been transforming our business in three primary ways: shifting our customers from on-premises datacenters to the cloud; moving from perpetual licenses to a subscription business; and evolving our portfolio from building individual point products to a unified platform for work. During the year ended December 31, 2019, we released new solutions that illustrate our progress through this transformation, including Citrix Workspace with intelligent capabilities and Citrix Analytics for performance, both cloud subscription offerings made possible by a unified and expanded Citrix portfolio.
Our subscription transition is expected to result in more sustainable, recurring revenue growth over time as less revenue comes from one-time product and licensing streams and more revenue comes from predictable, recurring streams that will be recognized in future periods. We believe that this dynamic is best captured in our Subscription and SaaS Annualized Recurring Revenue, or ARR. This operating metric represents the contracted recurring value of all termed subscriptions normalized to a one-year period. It is calculated at the end of a reporting period by taking each contract’s recurring total contract value and dividing by the length of the contract. ARR includes only active contractually committed, fixed subscription fees. All contracts are annualized, including 30 day offerings where we take monthly recurring revenue multiplied by 12 to annualize. ARR may be influenced by seasonality within the year. ARR should be viewed independently of U.S. GAAP revenue, deferred revenue and unbilled revenue and is not intended to be combined with or to replace those items. ARR is not a forecast of future revenue. As we continue through this business model transition, we believe ARR is a key indicator of the overall health and trajectory of our business. Management uses ARR to monitor the growth of our subscription business.
On January 22, 2020, we announced that our Board of Directors declared a $0.35 per share dividend payable March 20, 2020 to all shareholders of record as of the close of business on March 6, 2020 and that our Board of Directors increased our share repurchase authorization by $1.00 billion. We also announced that we entered into a $1.00 billion term loan credit facility (the "Term Loan Credit Agreement").
On January 30, 2020, we used the proceeds from our Term Loan Credit Agreement to enter into accelerated share repurchase transactions ("ASR") with each of Goldman Sachs & Co. LLC and Wells Fargo Bank, National Association (each, a "Dealer") for an aggregate of $1.00 billion. Under the ASR transactions, we received an initial share delivery of 6.5 million shares of our common stock, with the remainder, if any, delivered upon completion of the ASR transactions. The total number of shares of common stock that we will repurchase under each ASR agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the applicable ASR agreement, less a discount. At settlement, each Dealer may be required to deliver additional shares of common stock to us or, under certain circumstances, we may be required to deliver shares of common stock, at our election, or make a cash payment to the applicable Dealer. Our Board of Directors will continue to review our capital allocation strategy and will determine whether to repurchase shares of our common stock and/or declare future dividends based on our financial performance, business outlook and other considerations.
On August 19, 2019, we announced the appointment of Arlen R. Shenkman as our Executive Vice President and Chief Financial Officer, effective September 9, 2019.
Summary of Results
For the year ended December 31, 2019 compared to the year ended December 31, 2018, we delivered the following financial performance:
•Subscription revenue increased 42.9% to $650.8 million;

•SaaS revenue increased 42.7% to $390.8 million;
•Product and license revenue decreased 20.6% to $583.5 million;
•Support and services revenue decreased 0.4% to $1.78 billion;
•Gross margin as a percentage of revenue decreased 0.8% to 84.6%;
•Operating income decreased 20.9% to $536.1 million;
•Diluted net income per share increased from $3.94 to $5.03;
•Unbilled revenue increased $366.4 million to $704.8 million;
•Subscription ARR increased $215.4 million to $742.9 million; and
•SaaS ARR increased $169.9 million to $519.7 million.
Our Subscription revenue increased primarily due to increased customer adoption of our cloud-based solutions from our Workspace offerings and an increase from on-premise licensing of our Networking offerings, primarily pooled capacity. Our Product and license revenue decreased primarily due to lower sales of our perpetual Networking products and Workspace solutions as customers continue to shift to our subscription offerings. The decrease in Support and services revenue was not significant. We currently expect total revenue to increase when comparing the first quarter of 2020 to the first quarter of 2019. In addition, when comparing the 2020 fiscal year to the 2019 fiscal year, we currently expect total revenue to increase. The decrease in gross margin as a percentage of revenue was primarily due to an increase in costs related to providing our subscription offerings. The decrease in operating income was primarily due to an increase in operating expenses, as we have realigned the organization to better support our subscription model transition and have made additional investments in product and engineering as well as customer facing resources. The increase in diluted net income per share was primarily due to a decrease in income tax expense as a result of a benefit related to Swiss tax reform and a decrease in the number of weighted average shares outstanding due to share repurchases, partially offset by a decrease in operating income. Both Subscription and SaaS ARR increased due to the acceleration of subscription sales.
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
Cedexis, Inc.
On February 6, 2018, we acquired all of the issued and outstanding securities of Cedexis, Inc. (“Cedexis”) whose solution is a real-time data driven service for dynamically optimizing the flow of traffic across public clouds and data centers that provides a dynamic and reliable way to route and manage Internet performance for customers moving towards hybrid and multi-cloud deployments. The total cash consideration for this transaction was $66.0 million, net of $6.0 million cash acquired. Transaction costs associated with the acquisition were not significant. During the third quarter of 2019, we tested certain intangible assets for recoverability due to changes in facts and circumstances associated with the shift in strategic focus and reduced profitability expectations. As a result, we impaired a portion of the carrying value of the intangible assets related to this acquisition in the third quarter of 2019. See Note 2 for more information on the impairment.
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
Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.
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
Revenues are recognized when control of the promised products or services are transferred to customers, in an amount that reflects the consideration that we expect to receive in exchange for those products or services. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for further information on our revenue recognition.
Valuation and Classification of Investments
The authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Our available-for-sale debt investments are measured to fair value on a recurring basis. In addition, we hold direct investments in privately-held companies which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are periodically reviewed for impairment and when indicators of impairment exist, are measured to fair value as appropriate on a non-recurring basis. We also hold equity interests in certain private equity funds which are accounted for under the net asset value practical expedient. The net asset value of these investments is determined using quarterly capital statements from the funds which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. In determining the fair value of our investments, we are sometimes required to use various alternative valuation techniques. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.
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
After we have determined the fair value of our investments, for those that are in an unrealized loss position, we must then determine if the investment is other-than-temporarily impaired. We review our investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment and if different judgments are used, the classification of the losses related to our investments could differ. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the carrying value of an available-for-sale debt investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than carrying value, our intent to retain or sell the investment, and whether it is more likely than not that we will not be required to sell the investment before the recovery of its amortized cost basis, which may not be until maturity. We also consider specific adverse conditions related to the financial health of and business outlook for the issuer, including industry and sector performance, rating agency actions and changes in credit default swap levels.
For our investments in privately-held companies accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer, we periodically review for impairment and observable price changes on a quarterly basis, and adjust the carrying value accordingly. See Notes 5 and 6 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 and “Liquidity and Capital Resources” for more information on our investments.
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
We monitor acquired intangible assets for impairment on a periodic basis by reviewing for indicators of impairment. If an indicator exists, we compare the estimated net realizable value to the carrying value of the intangible asset as of the reporting period. The recoverability of the intangible assets is primarily dependent upon our ability to commercialize solutions utilizing the acquired technologies, retain existing customers and customer contracts, and maintain brand awareness. The estimated net realizable value of the acquired intangible assets is based on the estimated undiscounted future cash flows derived from such intangible assets. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our solutions, customer retention rates and ability to secure and maintain our market position. Actual revenues and costs could vary significantly from these forecasted amounts. If these solutions are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology; or if we fail to retain acquired customers or successfully market acquired brands, we could determine that some or all of the remaining $108.5 million carrying value of our acquired intangible assets is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.
Goodwill
The excess of the fair value of the purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2019, we had $1.80 billion in goodwill related to our acquisitions under one reportable unit. Our revenues are derived from sales of our Workspace solutions and Networking products, and related support. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for additional information regarding our reportable segment.
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
In the fourth quarter of 2019, we performed a qualitative assessment to determine whether further quantitative impairment testing for goodwill and certain intangible assets is necessary, and we refer to this assessment as the Qualitative Screen. In performing the Qualitative Screen, we are required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting unit and future opportunities in the markets in which it operates. If after performing the Qualitative Screen impairment indicators are present, we would perform a quantitative impairment test to estimate the fair value of goodwill and certain intangible assets. In doing so, we would estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the goodwill and certain intangible assets carried on our balance sheet to their estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our results of operations. As a result of the Qualitative Screen, no further quantitative impairment test was deemed necessary. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2019 and 2018.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2019, we had $359.2 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2019, we determined that a $128.4 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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
The 2017 Cuts and Jobs Act ("2017 Tax Act") significantly revised the U.S. tax code by, in part but not limited to: reducing the U.S. corporate tax rate from 35% to 21% and imposing a mandatory one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, modifying executive compensation deduction limitations, and repealing the deduction for domestic production activities. The SEC staff acknowledged the challenges companies face incorporating the effects of tax reform by their financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. We completed the accounting for the tax effects of all of the provisions of the 2017 Tax Act within the required measurement period.

On May 19, 2019, Swiss voters approved the Federal Act on Tax Reform and AHV Financing (“TRAF”), which provides for broad changes to federal and cantonal taxation in Switzerland effective January 1, 2020. The TRAF requires the abolishment of certain favorable tax regimes, provides for certain transitional relief, and directs the cantons to implement certain mandatory measures while other provisions are at the discretion of the canton. During the year ended December 31, 2019, the cantonal authority provided guidance for the cantonal tax implications of the TRAF. As a result of the TRAF and the accompanying guidance from the Swiss taxing authorities, we recorded a deferred tax asset and related tax benefits of $145.6 million and $99.9 million attributable to the cantonal and federal impact of the TRAF, respectively. We also recorded a valuation allowance of $33.5 million to reduce the cantonal deferred tax asset as it is not more likely than not the cantonal deferred tax asset will be fully realized. The income tax impact of the TRAF may be subject to change due to the issuance of further legislative guidance from the Swiss taxing authorities.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2018 which was filed with the SEC on February 15, 2019.
The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from year-to-year (in thousands other than percentages):

	Year Ended December 31,			2019 Compared to 2018	2018 Compared to 2017
	2019	2018	2017
Revenues:
Subscription	$650,810	$455,276	$314,735	42.9%	44.7%
Product and license	583,474	734,495	766,777	(20.6)	(4.2)
Support and services	1,776,280	1,784,132	1,743,174	(0.4)	2.3
Total net revenues	3,010,564	2,973,903	2,824,686	1.2	5.3
Cost of net revenues:
Cost of subscription, support and services	310,255	266,495	250,602	16.4	6.3
Cost of product and license revenues	102,452	120,249	123,356	(14.8)	(2.5)
Amortization and impairment of product related intangible assets	51,340	47,059	65,688	9.1	(28.4)
Total cost of net revenues	464,047	433,803	439,646	7.0	(1.3)
Gross margin	2,546,517	2,540,100	2,385,040	0.3	6.5
Operating expenses:
Research and development	518,877	439,984	415,801	17.9	5.8
Sales, marketing and services	1,132,956	1,074,234	1,006,112	5.5	6.8
General and administrative	320,429	315,343	302,565	1.6	4.2
Amortization and impairment of other intangible assets	15,890	15,854	17,190	0.2	(7.8)
Restructuring	22,247	16,725	72,375	33.0	(76.9)
Total operating expenses	2,010,399	1,862,140	1,814,043	8.0	2.7
Income from continuing operations	536,118	677,960	570,997	(20.9)	18.7
Interest income	18,280	40,030	27,808	(54.3)	44.0
Interest expense	(45,974)	(80,162)	(51,609)	(42.6)	55.3
Other income (expense), net	1,076	(8,373)	3,150	*	*
Income from continuing operations before income taxes	509,500	629,455	550,346	(19.1)	14.4
Income tax (benefit) expense	(172,313)	53,788	528,361	*	(89.8)
Income from continuing operations	$681,813	$575,667	$21,985	18.4	*
Loss from discontinued operations	—	—	(42,704)	*	*
Net income (loss)	$681,813	$575,667	$(20,719)	18.4%	*
* Not meaningful
Revenues
Net revenues include Subscription, Product and license and Support and services revenues.
Subscription revenue relates to fees which are generally recognized ratably over the contractual term. Our subscription revenue includes SaaS, which primarily consists of subscriptions delivered via a cloud hosted service whereby the customer does not take possession of the software and hybrid subscription offerings and the related support; and non-SaaS, which consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. Our hybrid subscription offerings are allocated between SaaS and non-SaaS, which are generally recognized at a point in time. In addition, our CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.
Product and license revenue primarily represents fees related to the perpetual licensing of the following major solutions:
•Workspace is primarily comprised of our Application Virtualization solutions, which include Citrix Virtual Apps and Desktops, our unified endpoint management solutions, which include Citrix Endpoint Management, Citrix Content Collaboration, and Citrix Workspace; and
•Networking products, which primarily include Citrix ADC and Citrix SD-WAN.
We offer incentive programs to our VADs and VARs to stimulate demand for our solutions. Product and license and Subscription revenues associated with these programs are partially offset by these incentives to our VADs and VARs.
Support and services revenue consists of maintenance and support fees primarily related to our perpetual offerings and include the following:
•Customer Success Services, which gives customers a choice of tiered support offerings that combine the elements of product version upgrades, guidance, enablement, support and proactive monitoring to help our customers and our partners fully realize their business goals. Fees associated with this offering are recognized ratably over the term of the contract; and
•Hardware Maintenance fees for our perpetual Networking products, which include technical support and hardware and software maintenance, are recognized ratably over the contract term; and
•Fees from consulting services related to the implementation of our solutions, which are recognized as the services are provided; and
•Fees from product training and certification, which are recognized as the services are provided.

	Year Ended December 31,			2019 Compared to 2018	2018 Compared to 2017
	2019	2018	2017
	(In thousands)
Revenues:
Subscription	$650,810	$455,276	$314,735	$195,534	$140,541
Product and license	583,474	734,495	766,777	(151,021)	(32,282)
Support and services	1,776,280	1,784,132	1,743,174	(7,852)	40,958
Total net revenues	$3,010,564	$2,973,903	$2,824,686	$36,661	$149,217

Subscription
Subscription revenue increased during 2019 compared to 2018 primarily due to increased customer adoption of our cloud-based solutions from our Workspace offerings of $114.7 million and an increase from on-premise licensing of our Networking offerings of $38.1 million, primarily pooled capacity. We currently expect our Subscription revenue to increase when comparing the first quarter of 2020 to the first quarter of 2019 and the fiscal year 2020 to the fiscal year 2019 due to our continued transition to a subscription-based business model.
Product and license
Product and license revenue decreased during 2019 when compared to 2018 primarily due to lower sales of our perpetual Networking products of $107.9 million and lower sales of our perpetual Workspace solutions of $43.1 million as customers continue to shift to our subscription offerings. We currently expect Product and license revenue to decrease when comparing the first quarter of 2020 to the first quarter of 2019 and the fiscal year 2020 to the fiscal year 2019 due to our continued transition to a subscription-based business model.

Support and services
Support and services revenue remained consistent when comparing 2019 to 2018. We currently expect Support and services revenue to decrease when comparing the first quarter of 2020 to the first quarter of 2019 and the fiscal year 2020 to the fiscal year 2019 as new purchases within our subscription offerings continue to increase.
Deferred Revenue, Unbilled Revenue and Backlog
Deferred revenue is primarily comprised of Support and services revenue from maintenance fees, which include software and hardware maintenance, technical support related to our perpetual offerings and services revenue related to our consulting contracts. Deferred revenue also includes Subscription revenue from our Content Collaboration and cloud-based subscription offerings.
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition and is recognized in our consolidated balance sheets and statements of income as the revenue recognition criteria are met. Unbilled revenue primarily represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in accounts receivable or deferred revenue within our consolidated financial statements. Deferred revenue and unbilled revenue are influenced by several factors, including new business seasonality within the year, the specific timing, size and duration of customer subscription agreements, annual billing cycles of subscription agreements, and invoice timing. Fluctuations in unbilled revenue may not be a reliable indicator of future performance and the related revenue associated with these contractual commitments.
The following table presents the amounts of deferred and unbilled revenue (in thousands):

	December 31, 2019	December 31, 2018	2019 compared to 2018
Deferred revenue	$1,795,791	$1,834,572	$(38,781)
Unbilled revenue	704,829	338,463	366,366

Deferred revenues decreased approximately $38.8 million as of December 31, 2019 compared to December 31, 2018 primarily due to a decrease in maintenance and support of $176.0 million, mostly from Workspace perpetual software maintenance of $66.7 million and Networking perpetual hardware maintenance of $58.9 million, partially offset by an increase from subscription of $146.0 million, mostly due to increased customer adoption of our cloud-based subscription offerings. Unbilled revenue increased primarily due to an increase in multi-year subscription agreements as a result of an increase in customer adoption of our cloud-based subscription offerings.
While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. Backlog includes the aggregate amounts we expect to recognize as point in time revenue in the following quarter associated with contractually committed amounts for on-premise subscription software licenses, as well as confirmed product license orders that have not shipped and are unfulfilled. As of December 31, 2019 and 2018, the amount of backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for 48.2% and 47.0% of our net revenues for the years ended December 31, 2019 and 2018, respectively. The change in our international revenues as a percentage of our net revenues is not significant. For detailed information on international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019.

Cost of Net Revenues

	Year Ended December 31,			2019 Compared to 2018	2018 Compared to 2017
	2019	2018	2017
	(In thousands)
Cost of subscription, support and services	$310,255	$266,495	$250,602	$43,760	$15,893
Cost of product and license revenues	102,452	120,249	123,356	(17,797)	(3,107)
Amortization and impairment of product related intangible assets	51,340	47,059	65,688	4,281	(18,629)
Total cost of net revenues	$464,047	$433,803	$439,646	$30,244	$(5,843)
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
Cost of subscription, support and services revenues increased during 2019 when compared to 2018 primarily due to an increase in costs related to providing our subscription offerings. We currently expect cost of subscription, support and services revenues to increase when comparing the first quarter of 2020 to the first quarter of 2019 and the fiscal year 2020 to the fiscal year 2019, consistent with the expected increases in Subscription revenue as discussed above.
Cost of product and license revenues decreased during 2019 when compared to 2018 primarily due to lower overall sales of our perpetual Networking products, which contain hardware components that have a higher cost than our software products. We currently expect cost of product and license revenues to decrease when comparing the first quarter of 2020 to the first quarter of 2019 and the fiscal year 2020 to the fiscal year 2019.
Amortization and impairment of product related intangible assets increased during 2019 as compared to 2018 primarily due to the impairments of certain acquired intangible assets in 2019.
Gross Margin
Gross margin as a percent of revenue was 84.6% for 2019 and 85.4% for 2018. Gross margin as a percent of revenue decreased during 2019 as compared to 2018 due to an increase in costs related to providing our subscription offerings.
Operating Expenses
Foreign Currency Impact on Operating Expenses
The functional currency for all of our wholly-owned foreign subsidiaries is the U.S. dollar. A substantial majority of our overseas operating expenses and capital purchasing activities are transacted in local currencies and are therefore subject to fluctuations in foreign currency exchange rates. In order to minimize the impact on our operating results, we generally initiate our hedging of currency exchange risks up to 12 months in advance of anticipated foreign currency expenses. Generally, when the dollar is weak, foreign currency denominated expenses will be higher, and these higher expenses will be partially offset by the gains realized from our hedging contracts. Conversely, if the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the losses incurred from our hedging contracts. There is a risk that there will be fluctuations in foreign currency exchange rates beyond the time frame for which we hedge our risk.
Research and Development Expenses

	Year Ended December 31,			2019 Compared to 2018	2018 Compared to 2017
	2019	2018	2017
	(In thousands)
Research and development	$518,877	$439,984	$415,801	$78,893	$24,183

Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.

Research and development expenses increased during 2019 as compared to 2018 primarily due to an increase in stock-based compensation of $38.4 million and an increase in compensation and other employee-related costs of $25.8 million due to a net increase in headcount.
Sales, Marketing and Services Expenses

	Year Ended December 31,			2019 Compared to 2018	2018 Compared to 2017
	2019	2018	2017
	(In thousands)
Sales, marketing and services	$1,132,956	$1,074,234	$1,006,112	$58,722	$68,122
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
Sales, marketing and services expenses increased during 2019 compared to 2018 primarily due to an increase in stock-based compensation of $23.2 million, an increase in variable compensation of $20.4 million and an increase in compensation and other employee-related costs of $12.7 million due to a net increase in sales and services headcount.
General and Administrative Expenses

	Year Ended December 31,			2019 Compared to 2018	2018 Compared to 2017
	2019	2018	2017
	(In thousands)
General and administrative	$320,429	$315,343	$302,565	$5,086	$12,778
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during 2019 compared to 2018 primarily due to an increase in stock-based compensation of $10.8 million, partially offset by a decrease in facilities costs of $5.7 million.
Restructuring Expenses

	Year Ended December 31,			2019 Compared to 2018	2018 Compared to 2017
	2019	2018	2017
	(In thousands)
Restructuring	$22,247	$16,725	$72,375	$5,522	$(55,650)
During the years ended December 31, 2019 and 2018, we incurred costs of $22.2 million and $2.5 million, respectively, related to initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. During the year ended December 31, 2019, we incurred costs of $19.6 million related to employee severance and related costs and $2.7 million related to the consolidation of leased facilities.
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
For more information regarding our restructuring, see Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019.
2020 Operating Expense Outlook
When comparing the first quarter of 2020 to the fourth quarter of 2019, we currently expect operating expenses to increase with respect to research and development expenses as we continue to invest in innovation capacity. We also expect general and administrative expenses and sales, marketing and services expenses to remain consistent.

Interest income

	Year Ended December 31,			2019 Compared to 2018	2018 Compared to 2017
	2019	2018	2017
	(In thousands)
Interest income	$18,280	$40,030	$27,808	$(21,750)	$12,222
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income decreased during 2019 compared to 2018 primarily due to lower investment balances as a result of the repayment of the outstanding principal balance of our 0.500% Convertible Notes due April 15, 2019 (the "Convertible Notes") on April 15, 2019 and lower yields on investments as a result of a decrease in interest rates. See Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for investment information.
Interest Expense

	Year Ended December 31,			2019 Compared to 2018	2018 Compared to 2017
	2019	2018	2017
	(In thousands)
Interest expense	$(45,974)	$(80,162)	$(51,609)	$34,188	$(28,553)
Interest expense primarily consists of interest paid on our Convertible Notes, 2027 Notes and credit facility. When comparing 2019 and 2018, the decrease is primarily due to the repayment of the outstanding principal balance of our Convertible Notes on April 15, 2019. When comparing fiscal year 2020 to fiscal year 2019, we currently expect interest expense to increase as a result of the Term Loan Credit Agreement that we entered into in January 2020. For more information regarding our debt, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019.
Other income (expense), net

	Year Ended December 31,			2019 Compared to 2018	2018 Compared to 2017
	2019	2018	2017
	(In thousands)
Other income (expense), net	$1,076	$(8,373)	$3,150	$9,449	$(11,523)
Other income (expense), net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions, sublease income, realized losses related to changes in the fair value of our investments that have a decline in fair value considered other-than-temporary and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other income (expense), net when comparing 2019 to 2018 is primarily driven by a decrease in realized losses in our available-for-sale investment portfolio of $6.6 million, mostly due to a decline in fair value considered other-than-temporary recorded in 2018 and an increase in net gains on remeasurement and settlement of foreign currency transactions of $1.4 million.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States.
The 2017 Tax Act significantly revised the U.S. tax code by, in part but not limited to: reducing the U.S. corporate tax rate from 35% to 21%, imposing a mandatory one-time transition tax on certain un-repatriated earnings of foreign subsidiaries, modifying executive compensation deduction limitations, and repealing the deduction for domestic production activities. The SEC staff acknowledged the challenges companies face incorporating the effects of tax reform by their financial reporting deadlines. In response, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. We completed the accounting for the tax effects of all of the provisions of the 2017 Tax Act within the required measurement period.

On May 19, 2019, Swiss voters approved the TRAF, which provides for broad changes to federal and cantonal taxation in Switzerland effective January 1, 2020. The TRAF requires the abolishment of certain favorable tax regimes, provides for certain transitional relief, and directs the cantons to implement certain mandatory measures while other provisions are at the discretion of the canton. During the year ended December 31, 2019, the cantonal authority provided guidance for the cantonal tax implications of the TRAF. As a result of the TRAF and the accompanying guidance from the Swiss taxing authorities, we recorded a deferred tax asset and related tax benefits of $145.6 million and $99.9 million attributable to the cantonal and federal impact of the TRAF, respectively. We also recorded a valuation allowance of $33.5 million to reduce the cantonal deferred tax asset as it is not more likely than not the cantonal deferred tax asset will be fully realized. The income tax impact of the TRAF may be subject to change due to the issuance of further legislative guidance from the Swiss taxing authorities.
We are subject to tax in the U.S. and in multiple foreign tax jurisdictions. Our U.S. liquidity needs are currently satisfied using cash flows generated from our U.S. operations, borrowings, or both. We also utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in locations in which it is needed. Prior to 2017, we did not recognize a deferred tax liability related to undistributed foreign earnings of our subsidiaries because such earnings were considered to be indefinitely reinvested in our foreign operations, or were remitted substantially free of U.S. tax. Under the 2017 Tax Act, all foreign earnings are now subject to U.S. taxation. As a result, we expect to repatriate a substantial portion of our foreign earnings over time, to the extent that the foreign earnings are not restricted by local laws or result in significant incremental costs associated with repatriating the foreign earnings.
Our effective tax rate was approximately (33.8)% for the year ended December 31, 2019 and 8.5% for the year ended December 31, 2018. The decrease in the effective tax rate when comparing the year ended December 31, 2019 to the year ended December 31, 2018 was primarily due to tax items unique to each period including major changes to the tax regime in Switzerland and significant changes related to U.S. tax reform, as well as a change in the combination of income between our U.S. and foreign operations. Unique tax items include tax benefits of $112.1 million and $99.9 million attributable to the cantonal and federal impact of the TRAF, respectively, and a tax benefit of $20.1 million attributable to the 2015 U.S. federal income tax return statute of limitations closing. The results from the year ended December 31, 2018, also included unique tax items due to U.S. tax reform legislative changes including a tax benefit of $21.9 million to true up the provisional transition tax on deemed repatriation of foreign income and a tax benefit of $4.4 million to true up the provisional benefit for the remeasurement of U.S. deferred tax assets and liabilities because of the maximum U.S. federal corporate rate reduction from 35% to 21%.
As of December 31, 2019, our net unrecognized tax benefits totaled approximately $84.5 million compared to $89.9 million as of December 31, 2018. At December 31, 2019, $57.1 million included in the balance for tax positions would affect the annual effective tax rate if recognized. As of December 31, 2019, we have accrued $3.2 million for the payment of interest related to uncertain tax positions.
We and one or more of our subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. We are not currently under examination by the United States Internal Revenue Service. With few exceptions, we are generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions by tax authorities for years prior to 2016.
As of December 31, 2019, we had $359.2 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. As of December 31, 2019, we determined that a $128.4 million valuation allowance relating to deferred tax assets for net operating losses, tax credits, the cantonal deferred tax asset recorded due to the TRAF, and amortization was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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
Liquidity and Capital Resources
During 2019, we generated continuing operating cash flows of $783.1 million. These operating cash flows related primarily to net income from continuing operations of $681.8 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $278.9 million, depreciation and amortization expenses of $139.3 million and amortization of operating lease right-of-use assets of $50.2 million. Partially offsetting these changes was a deferred income tax benefit of $244.9 million and a change in operating assets and liabilities of $190.5 million, net of effects of acquisitions. The change in our net operating assets and liabilities was primarily a result of an outflow in other assets of $74.2 million mostly due to an increase in capitalized commissions from higher subscription sales, an outflow in accounts receivable of $39.0 million mostly due to an increase in sales and changes in deferred revenue of $38.8 million. Our continuing operations investing activities provided $1.04 billion of cash consisting primarily of net proceeds from investments of $1.10 billion, partially offset by cash paid for the purchase of property and equipment of $63.5 million. Our continuing operations financing activities used cash of $1.89 billion, primarily for the cash repayment of the outstanding principal balance of our Convertible Notes of $1.16 billion, stock repurchases of $453.9 million, repayment of borrowings under our credit facility of $200.0 million, cash dividends paid on common stock of $182.9 million and cash paid for tax withholding on vested stock awards of $89.2 million. These outflows are partially offset by borrowings from our credit facility of $200.0 million.
During 2018, we generated continuing operating cash flows of $1.04 billion. These operating cash flows related primarily to net income from continuing operations of $575.7 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $203.6 million, depreciation and amortization expenses of $141.9 million and amortization of debt discount and transaction costs of $39.1 million. Also contributing to these cash inflows was a change in operating assets and liabilities of $30.3 million, net of effects of acquisitions. The change in our net operating assets and liabilities was primarily a result of changes in deferred revenue of $69.5 million, accrued expenses and other current liabilities of $37.0 million mostly due to employee-related accruals, and changes in net accounts receivable of $18.7 million driven by an increase in collections from higher sales. These inflows were partially offset by an outflow in net income taxes of $57.0 million due to a decrease in income taxes payable and an increase in prepaid taxes, and changes in other assets of $33.6 million primarily due to an increase in capitalized commissions as a result of the new revenue standard. Our continuing operations investing activities provided $132.2 million of cash consisting primarily of net proceeds from investments of $456.9 million, partially offset by cash paid for acquisitions of $248.9 million and cash paid for the purchase of property and equipment of $69.4 million. Our continuing operations financing activities used cash of $1.66 billion, primarily due to stock repurchases of $1.26 billion, payments on early redemptions of convertible notes of $273.0 million, cash paid for tax withholding on vested stock awards of $71.6 million, and cash dividends paid on common stock of $46.8 million.
Term Loan Credit Agreement
On January 21, 2020, we entered into the Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto from time to time (collectively, the “Lenders”). The Term Loan Credit Agreement provides us with facilities to borrow term loans on an unsecured basis in an aggregate principal amount of up to $1.00 billion, consisting of (i) a $500.0 million 364-day term loan facility (the “364-day Term Loan”), and (ii) a $500.0 million 3-year term loan facility (the “3-year Term Loan”), in each case in a single borrowing, subject to satisfaction of certain conditions set forth in the Term Loan Credit Agreement. We borrowed $1.00 billion under the term loans to enter into an aggregate $1.00 billion accelerated share repurchase transaction. See Notes 9 and 13 to our consolidated financial statements included in this Annual

Report on Form 10-K for the year ended December 31, 2019 for additional details on the accelerated share repurchase and Term Loan Credit Agreement.
Senior Notes
On November 15, 2017, we issued $750.0 million of the 2027 Notes. The 2027 Notes accrue interest at a rate of 4.5% per annum. Interest on the 2027 Notes is due semi-annually on June 1 and December 1 of each year, beginning on June 1, 2018. The net proceeds from this offering were approximately $741.0 million, after deducting the underwriting discount and estimated offering expenses payable by us. Net proceeds from this offering were used to repurchase shares of our common stock through an ASR transaction which we entered into with the ASR counterparty on November 13, 2017. The 2027 Notes will mature on December 1, 2027, unless earlier redeemed or repurchased in accordance with their terms prior to such date. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for additional details on the 2027 Notes.
Credit Facility
On November 26, 2019, we entered into an amended and restated credit agreement (the "Credit Agreement") with a group of financial institutions, which amends and restates the Company’s Credit Agreement, dated January 7, 2015. The Credit Agreement provides for a five year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. During the year ended December 31, 2019, we borrowed and repaid $200.0 million under the credit facility. As of December 31, 2019, no amounts were outstanding under the credit facility. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for additional details on the Credit Agreement.
Convertible Senior Notes
During 2014, we completed a private placement of approximately $1.44 billion principal amount of 0.500% Convertible Notes due 2019. As of October 15, 2018, we had received conversion notices from noteholders with respect to $273.0 million in aggregate principal amount of Convertible Notes requesting conversion as a result of the sales price condition having been met during the second and third quarter of 2018. In accordance with the terms of the Convertible Notes, in the fourth quarter of 2018, we made cash payments of this aggregate principal amount and delivered 1.3 million newly issued shares of our common stock in respect of the remainder of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. We received shares of our common stock under the Bond Hedges that offset the issuance of shares of common stock upon conversion of the Convertible Notes. In addition, on or after October 15, 2018 until the close of business on the second scheduled trading day immediately preceding the April 15, 2019 maturity date, holders of the Convertible Notes had the right to convert their notes at any time, regardless of whether the sales price condition was met. All Convertible Notes were converted by their beneficial owners prior to their maturity on April 15, 2019. In accordance with the terms of the indenture governing the Convertible Notes, on April 15, 2019, we paid $1.16 billion in the outstanding aggregate principal amount of the Convertible Notes and delivered 4.9 million newly issued shares of our common stock in respect of the remainder of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. We received shares of our common stock under the Bond Hedges that offset the issuance of shares of common stock upon conversion of the Convertible Notes. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for additional details on our Convertible Notes and Bond Hedges.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue in 2020. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements and service our debt obligations for the next 12 months. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions and for general corporate purposes.

Cash, Cash Equivalents and Investments

	December 31,		2019 Compared to 2018
	2019	2018
	(In thousands)
Cash, cash equivalents and investments	$605,456	$1,776,700	$(1,171,244)
The decrease in cash, cash equivalents and investments at December 31, 2019 as compared to December 31, 2018, is primarily due to the cash repayment of the outstanding principal amount of our Convertible Notes of $1.16 billion, cash paid for stock repurchases of $453.9 million, repayment of borrowings under our credit facility of $200.0 million, cash dividends paid on common stock of $182.9 million, cash paid for tax withholding on vested stock awards of $89.2 million, and purchases of property and equipment of $63.5 million. These decreases are partially offset by cash provided by our operating activities of $783.1 million and borrowings from our credit facility of $200.0 million. As of December 31, 2019, $336.2 million of the $605.5 million of cash, cash equivalents and investments was held by our foreign subsidiaries. As a result of the 2017 Tax Act, the cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes, as well as additional foreign withholding taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program, of which $600.0 million was approved in October 2019 and an additional $1.00 billion was approved in January 2020. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At December 31, 2019, $914.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards and the related tax benefit. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
In November 2017, we purchased $750.0 million of shares of our common stock through the ASR agreement with the ASR counterparty. We paid $750.0 million to the ASR counterparty under the ASR agreement and received approximately 7.1 million shares of our common stock from the ASR counterparty, which represented 80 percent of the value of the shares to be repurchased pursuant to the ASR agreement. The total number of shares of common stock that we repurchased under the ASR agreement was based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreement, less a discount. Final settlement of the ASR agreement was completed in January 2018 and we received delivery of an additional 1.4 million shares of our common stock.
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
During the year ended December 31, 2019, we expended $453.9 million on open market purchases under the stock repurchase program, repurchasing 4,533,688 shares of outstanding common stock at an average price of $100.11.
During the year ended December 31, 2018, we expended $511.2 million on open market purchases under the stock repurchase program, repurchasing 4,730,542 shares of outstanding common stock at an average price of $108.05.
During the year ended December 31, 2017, we expended $575.0 million on open market purchases under the stock repurchase program, repurchasing 7,384,368 shares of outstanding common stock at an average price of $77.86.
Shares for Tax Withholding
During the years ended December 31, 2019, 2018, and 2017, we withheld 882,078 shares, 739,522 shares and 974,501 shares, respectively, from equity awards that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of equity awards was $89.2 million for 2019, $71.6 million for 2018 and $80.0 million for 2017. These shares are reflected as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2019.
Contractual Obligations and Off-Balance Sheet Arrangement
Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2019 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$297,755	$58,399	$96,868	$80,736	$61,752
Senior Notes due 2027(1)	750,000	—	—	—	750,000
Purchase Obligations(2)	76,436	76,436	—	—	—
Transition tax payable(3)	285,627	26,236	54,609	119,456	85,326
Total contractual obligations(4)	$1,409,818	$161,071	$151,477	$200,192	$897,078

(1)During the fourth quarter of 2017, we completed the issuance of $750.0 million principal amount of 4.5% Senior Notes due 2027. The amount above represents the balance to be repaid. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for detailed information on the 2027 Notes offering and the transactions related thereto.
(2)Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end 2019 of approximately $10.8 million and a contingent obligation to purchase inventory of approximately $15.6 million. It also includes minimum purchase commitments for our use of certain cloud services with two third-party providers of $50.0 million.
(3)Represents transition tax payable on deemed repatriation of deferred foreign income incurred as a result of the 2017 Tax Act. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for further information.
(4)Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $84.5 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019 for further information.
As of December 31, 2019, we did not have any individually material finance lease obligations or other material long-term commitments reflected on our consolidated balance sheets.
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
We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2019. Actual results could differ materially.
Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019.
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
At December 31, 2019 and 2018, we had in place foreign currency forward sale contracts with a notional amount of $285.9 million and $141.9 million, respectively, and foreign currency forward purchase contracts with a notional amount of $154.8 million and $119.5 million, respectively. At December 31, 2019, these contracts had an aggregate fair value liability of $0.4 million and at December 31, 2018, these contracts had an aggregate fair value liability of $1.8 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2019 market rates, the fair value of our foreign currency forward contracts would increase by $5.0 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2019 market rates would decrease the fair value of our foreign currency forward contracts by $5.0 million. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as the prices of our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.
Exposure to Interest Rates
We have interest rate exposures resulting from our interest-based available-for-sale investments. We maintain available-for-sale investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2019 and 2018 levels, the fair value of the available-for-sale portfolio would decline by approximately $0.4 million and $9.2 million, respectively. If market interest rates were to decrease by 100 basis points from December 31, 2019 and 2018 levels, the fair value of the available-for-sale portfolio would increase by approximately $0.4 million and $9.2 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and related financial statement schedule, together with the report of independent registered public accounting firm, appear at pages F-1 through F-48 of this Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or the COSO criteria. Based on our assessment we believe that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Citrix Systems, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Citrix Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 14, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boca Raton, Florida
February 14, 2020

ITEM 9B. OTHER INFORMATION
Our policy governing transactions in Citrix securities by our directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that Nanci Caldwell, a member of our Board of Directors, David Henshall, our President and Chief Executive Officer, Jeroen van Rotterdam, our Executive Vice President of Engineering, Donna Kimmel, our Executive Vice President and Chief People Officer, Mark Schmitz, our Executive Vice President and Chief Operating Officer and Tim Minahan, our Executive Vice President, Business Strategy and Chief Marketing Officer, each entered into a new trading plan in the fourth quarter of 2019 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2019.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

4.3
Supplemental Indenture, dated as of November 15, 2017, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 15, 2017)

4.4	Form of 4.500% Senior Notes due 2027 (included in Exhibit 4.3)
4.5†	Description of Securities
10.1*	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2010)
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

10.10*	Citrix Systems, Inc. Executive Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on February 20, 2014)
10.11*	Citrix Systems, Inc. 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2014)
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

10.14*	2015 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on August 7, 2015)
10.15*	Amendment to 2015 Employee Stock Purchase Plan, dated October 27, 2016 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 16, 2017)
10.16*
Amendment to Citrix Systems, Inc. 2015 Employee Stock Purchase Plan, dated December 10, 2018 (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on February 15, 2019)

10.17*	Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2017)
10.18*	Amendment to Citrix Systems, Inc. 2014 Amended and Restated Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)
10.19*	Second Amendment to Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2019)
10.20*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.21*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.22*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Time Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.23*
Form of Indemnification Agreement by and between the Company and each of its Directors and executive officers (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2011)

10.24*
Form of Executive Agreement of Citrix Systems, Inc. by and between the Company and each of its executive officers (other than CEO) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2017)

10.25*
Benefits Continuation Agreement, dated as of April 30, 2019, between the Company and Robert M. Calderoni (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019)

10.26*
Employment Agreement, dated July 10, 2017, by and between Citrix Systems, Inc. and David J. Henshall (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2017)

10.27*
Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.28*
Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.29*
Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2017)

10.30*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards - 2018 Annual Awards) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.31*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - 2018 Annual Awards) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.32*
Form of Amendment to Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.33*
Form of Amendment to Restricted Stock Unit Agreement with David J. Henshall under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.34*
Form of Amendment to Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.35*
Form of Amendment to Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - August 2017) (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.36*	Amendment to Citrix Systems, Inc. 2014 Amended and Restated Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)
10.37*
Form of Amendment to Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Long Term Incentive) (incorporated herein by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on February 15, 2019)

10.38*
Form of Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Long Term Incentive) (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed on February 15, 2019)

10.39*
Amendment to Global Restricted Stock Unit Agreement (Long Term Incentive) and Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan, effective as of April 1, 2019 (incorporated herein by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019)

10.40*
Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019)

10.41*
Letter Agreement, dated as of April 23, 2019, between the Company and Andrew H. Del Matto (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019)

10.42
Amended and Restated Credit Agreement, dated as of November 26, 2019, by and among Citrix Systems, Inc., the initial lenders named therein, and Bank of America, N.A., as Administrative Agent. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2019)

10.43
Cooperation Agreement, by and among Citrix Systems, Inc., Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated July 28, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2015)

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

(b) Exhibits.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2019, the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be accessed free of charge through the EDGAR database at the SEC’s website at www.sec.gov.
(c) Financial Statement Schedule.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2019 the consolidated financial statement schedule listed in Item 15(a)(2) above, which is attached hereto.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 14th day of February, 2020.

CITRIX SYSTEMS, INC.

By:	/s/ DAVID J. HENSHALL
David J. Henshall
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of Citrix Systems, Inc., hereby severally constitute and appoint David J. Henshall and Arlen R. Shenkman, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Citrix Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 14th day of February, 2020.

Signature	Title(s)

/S/ DAVID J. HENSHALL	President, Chief Executive Officer and Director (Principal Executive Officer)
David J. Henshall

/S/ ARLEN R. SHENKMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Arlen R. Shenkman

/S/ JESSICA SOISSON	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Jessica Soisson

/S/ ROBERT M. CALDERONI	Chairman of the Board of Directors
Robert M. Calderoni

/S/ NANCI E. CALDWELL	Director
Nanci E. Caldwell

/S/ JESSE A. COHN	Director
Jesse A. Cohn

/S/ ROBERT D. DALEO	Director
Robert D. Daleo

/S/ MURRAY J. DEMO	Director
Murray J. Demo

/S/ AJEI S. GOPAL	Director
Ajei S. Gopal

/S/ THOMAS E. HOGAN	Director
Thomas E. Hogan

/S/ MOIRA A. KILCOYNE	Director
Moira A. Kilcoyne

/S/ PETER J. SACRIPANTI	Director
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

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Citrix Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Identification of distinct performance obligations and standalone selling price

Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company recognizes revenue when control of the promised products or services are transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. The Company primarily derives revenues from subscription-based arrangements for cloud-hosted offerings, as well as software license agreements that include bundled support and maintenance services for the term of the license period. The Company’s contracts with customers often contain bundles of solutions and services with multiple performance obligations or promises to transfer multiple products and services to a customer, including subscription, product and license, and support and services. The Company evaluates whether the performance obligations are capable of being distinct and distinct within the context of the contract. Solutions and services that are not both capable of being distinct and distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue.

The Company allocates the transaction price to each distinct performance obligation on a relative standalone selling price basis and recognizes revenue when control of the distinct performance obligation is transferred to customers.

Auditing the Company’s identification of distinct performance obligations and the Company’s determination of estimated standalone selling prices was complex and involved a high degree of subjective auditor judgment because of the significant management judgment exercised by the Company in evaluating whether products and services are considered distinct performance obligations that should be accounted for separately versus together, and determining the estimated stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's internal controls over the identification of distinct performance obligations and the determination of the stand-alone selling price for each distinct performance obligation, including the Company's controls over the review of product and service offerings, contracts and pricing information used to estimate standalone selling prices.

To test the Company’s identification of distinct performance obligations and the Company’s determination of estimated standalone selling prices, our audit procedures included, among others, evaluating the methodology used and the underlying data used by the Company. We selected a sample of customer agreements for which we obtained and read contract source documents for each selection, tested the Company’s identification of significant terms for completeness, including the identification of distinct performance obligations, and assessed whether the terms included within the customer’s agreement were consistent with the Company’s accounting policies. In addition, we evaluated the Company’s estimates of stand-alone selling prices for products and services that are not sold separately. We also evaluated the Company’s disclosures included in Note 2 to the consolidated financial statements.

Loss Contingencies

Description of the Matter	As described in Note 10 to the consolidated financial statements, the Company is party to various lawsuits in connection with a third-party cyberattack. The Company is unable to currently determine the ultimate outcome of these legal proceedings or the potential exposure or loss, if any, because the legal proceedings remain in the early stages, there is uncertainty as to the likelihood of a class or classes being certified or the ultimate size of any class if certified, and there are significant factual and legal issues to be resolved. The Company believes that it is reasonably possible that outcomes from potential unasserted claims related to this cyberattack could materially and adversely affect its business, financial position, results of operations or cash flows. However, the Company discloses it is not possible to estimate the amount or a range of potential loss, if any, at this time.

Auditing management’s accounting for, and disclosure of, loss contingencies from the cyberattack involved challenging and subjective auditor judgment required to evaluate management’s assessments of the likelihood of a loss, and their estimate of the potential amount or range of any such losses.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's internal controls over the identification and evaluation of these matters, including the Company’s controls over the assessment of the likelihood that a loss will be realized and its ability to reasonably estimate the potential range of losses.

To test the assessment of the probability of incurrence of a loss, whether the loss was reasonably estimable, and the conclusion and disclosure that a range of possible losses cannot be reasonably estimated at this time, we read the minutes of the meetings of the committees of the board of directors; read the claims and regulatory or government inquiries and investigations or summaries thereof; requested and received internal and external legal counsel confirmation letters; met with internal and external legal counsel to discuss the nature of the legal proceedings; and obtained a representation letter from the Company. We also evaluated the Company’s disclosures included in Note 10 to the consolidated financial statements.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1989.
Boca Raton, Florida
February 14, 2020

CITRIX SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
Assets	(In thousands, except par value)
Current assets:
Cash and cash equivalents	$545,761	$618,766
Short-term investments, available-for-sale	43,055	583,615
Accounts receivable, net of allowances of $9,557 and $4,530 at December 31, 2019 and 2018, respectively	720,359	688,420
Inventories, net	15,898	21,905
Prepaid expenses and other current assets	187,659	174,195
Total current assets	1,512,732	2,086,901
Long-term investments, available-for-sale	16,640	574,319
Property and equipment, net	231,894	243,396
Operating lease right-of-use assets	206,154	—
Goodwill	1,798,408	1,802,670
Other intangible assets, net	108,478	167,187
Deferred tax assets, net	361,814	136,998
Other assets	152,806	124,578
Total assets	$4,388,926	$5,136,049
Liabilities, Temporary Equity and Stockholders' Equity
Current liabilities:
Accounts payable	$84,538	$75,551
Accrued expenses and other current liabilities	331,680	290,492
Income taxes payable	60,036	44,409
Current portion of deferred revenues	1,352,333	1,345,243
Convertible notes, short-term	—	1,155,445
Total current liabilities	1,828,587	2,911,140
Long-term portion of deferred revenues	443,458	489,329
Long-term debt	742,926	741,825
Long-term income taxes payable	259,391	285,627
Operating lease liabilities	209,382	—
Other liabilities	67,526	148,499
Commitments and contingencies
Temporary equity from Convertible notes	—	8,110
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 318,760 and 309,761 shares issued and outstanding at December 31, 2019 and 2018, respectively	319	310
Additional paid-in capital	6,249,065	5,404,500
Retained earnings	4,660,145	4,169,019
Accumulated other comprehensive loss	(5,127)	(8,154)
	10,904,402	9,565,675
Less - common stock in treasury, at cost (188,693 and 178,327 shares at December 31, 2019 and 2018, respectively)	(10,066,746)	(9,014,156)
Total stockholders' equity	837,656	551,519
Total liabilities, temporary equity and stockholders' equity	$4,388,926	$5,136,049
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share information)
Revenues:
Subscription	$650,810	$455,276	$314,735
Product and license	583,474	734,495	766,777
Support and services	1,776,280	1,784,132	1,743,174
Total net revenues	3,010,564	2,973,903	2,824,686
Cost of net revenues:
Cost of subscription, support and services	310,255	266,495	250,602
Cost of product and license revenues	102,452	120,249	123,356
Amortization and impairment of product related intangible assets	51,340	47,059	65,688
Total cost of net revenues	464,047	433,803	439,646
Gross margin	2,546,517	2,540,100	2,385,040
Operating expenses:
Research and development	518,877	439,984	415,801
Sales, marketing and services	1,132,956	1,074,234	1,006,112
General and administrative	320,429	315,343	302,565
Amortization and impairment of other intangible assets	15,890	15,854	17,190
Restructuring	22,247	16,725	72,375
Total operating expenses	2,010,399	1,862,140	1,814,043
Income from continuing operations	536,118	677,960	570,997
Interest income	18,280	40,030	27,808
Interest expense	(45,974)	(80,162)	(51,609)
Other income (expense), net	1,076	(8,373)	3,150
Income from continuing operations before income taxes	509,500	629,455	550,346
Income tax (benefit) expense	(172,313)	53,788	528,361
Income from continuing operations	681,813	575,667	21,985
Loss from discontinued operations, net of income tax expense of $2,900 in 2017	—	—	(42,704)
Net income (loss)	$681,813	$575,667	$(20,719)
Basic earnings (loss) per share:
Income from continuing operations	$5.21	$4.23	$0.15
Loss from discontinued operations	—	—	(0.28)
Basic net earnings (loss) per share	$5.21	$4.23	$(0.13)

Diluted earnings (loss) per share:
Income from continuing operations	$5.03	$3.94	$0.14
Loss from discontinued operations	—	—	(0.27)
Diluted net earnings (loss) per share	$5.03	$3.94	$(0.13)

Weighted average shares outstanding:
Basic	130,853	136,030	150,779
Diluted	135,495	145,934	155,503
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands)

Net income (loss)	$681,813	$575,667	$(20,719)
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains (losses)	2,881	(1,770)	(3,285)
Less: reclassification adjustment for net (gains) losses included in net income	(580)	5,996	(273)
Net change (net of tax effect)	2,301	4,226	(3,558)

(Loss) gain on pension liability	(1,127)	1,569	2,768

Cash flow hedges:
Change in unrealized gains (losses)	237	(3,842)	6,046
Less: reclassification adjustment for net losses (gains) included in net income	1,616	699	(758)
Net change (net of tax effect)	1,853	(3,143)	5,288

Other comprehensive income	3,027	2,652	4,498

Comprehensive income (loss)	$684,840	$578,319	$(16,221)
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (loss) income	Common Stock in Treasury		Total Equity
(In thousands)	Shares	Amount				Shares	Amount
Balance at December 31, 2016	302,851	$303	$4,761,588	$4,010,737	$(28,704)	(146,552)	$(6,135,197)	$2,608,727
Shares issued under stock-based compensation plans	2,614	3	2,110	—	—	—	—	2,113
Stock-based compensation expense	—	—	166,308	—	—	—	—	166,308
Common stock issued under employee stock purchase plan	286	—	19,326	—	—	—	—	19,326
Stock repurchases, net	—	—	—	—	—	(7,384)	(574,956)	(574,956)
Restricted shares turned in for tax withholding	—	—	—	—	—	(975)	(80,040)	(80,040)
Other comprehensive income, net of tax	—	—	—	—	4,498	—	—	4,498
Other	—	—	(848)	—	—	—	—	(848)
Accelerated stock repurchase program	—	—	(150,000)	—	—	(7,133)	(600,000)	(750,000)
Cumulative-effect adjustment from adoption of accounting standards	—	—	5,691	(5,303)	—	—	—	388
Distribution of the net assets of the GoTo Business	—	—	—	(475,231)	13,400	—	—	(461,831)
Temporary equity reclassification	—	—	79,495	—	—	—	—	79,495
Net loss	—	—	—	(20,719)	—	—	—	(20,719)
Balance at December 31, 2017	305,751	$306	$4,883,670	$3,509,484	$(10,806)	(162,044)	$(7,390,193)	$992,461
Shares issued under stock-based compensation plans	2,258	3	161	—	—	—	—	164
Stock-based compensation expense	—	—	203,619	—	—	—	—	203,619
Common stock issued under employee stock purchase plan	461	—	33,462	—	—	—	—	33,462
Stock repurchases, net	—	—	—	—	—	(4,731)	(511,153)	(511,153)
Restricted shares turned in for tax withholding	—	—	—	—	—	(739)	(71,593)	(71,593)
Cash dividends declared	—	—	—	(46,799)	—	—	—	(46,799)
Other comprehensive income, net of tax	—	—	—	—	2,652	—	—	2,652
Settlement of convertible notes and hedges	1,291	1	138,231	—	—	(1,291)	(141,217)	(2,985)
Other	—	—	3,467	(2,111)	—	—	—	1,356
Accelerated stock repurchase program	—	—	150,000	—	—	(9,522)	(900,000)	(750,000)
Cumulative-effect adjustment from adoption of accounting standards	—	—	—	132,778	—	—	—	132,778
Temporary equity reclassification	—	—	(8,110)	—	—	—	—	(8,110)
Net income	—	—	—	575,667	—	—	—	575,667
Balance at December 31, 2018	309,761	$310	$5,404,500	$4,169,019	$(8,154)	(178,327)	$(9,014,156)	$551,519
Shares issued under stock-based compensation plans	2,603	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	278,892	—	—	—	—	278,892
Common stock issued under employee stock purchase plan	471	—	39,469	—	—	—	—	39,469
Temporary equity reclassification	—	—	8,110	—	—	—	—	8,110
Stock repurchases, net	—	—	—	—	—	(4,534)	(453,853)	(453,853)
Restricted shares turned in for tax withholding	—	—	—	—	—	(882)	(89,213)	(89,213)
Cash dividends declared	—	—	—	(182,947)	—	—	—	(182,947)
Settlement of convertible notes and hedges	4,950	5	509,519	—	—	(4,950)	(509,524)	—
Settlement of warrants	975	1	—	—	—	—	—	1
Cumulative-effect adjustment from adoption of accounting standards	—	—	—	838	—	—	—	838
Other	—	—	8,578	(8,578)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	3,027	—	—	3,027
Net income	—	—	—	681,813	—	—	—	681,813
Balance at December 31, 2019	318,760	$319	$6,249,065	$4,660,145	$(5,127)	(188,693)	$(10,066,746)	$837,656
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
Operating Activities	(In thousands)
Net income (loss)	$681,813	$575,667	$(20,719)
Loss from discontinued operations	—	—	42,704
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and impairment of intangible assets	67,230	62,913	82,878
Depreciation and amortization of property and equipment	72,079	78,983	87,137
Amortization of debt discount and transaction costs	10,219	39,099	38,298
Amortization of deferred costs	44,829	38,144	—
Amortization of operating lease right-of-use assets	50,163	—	—
Stock-based compensation expense	278,892	203,619	165,120
Deferred income tax (benefit) expense	(244,933)	(13,156)	94,158
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	2,631	7,950	(7,645)
Other non-cash items	10,630	11,872	11,924
Total adjustments to reconcile net income (loss) to net cash provided by operating activities	291,740	429,424	471,870
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(38,994)	18,703	(33,904)
Inventories	3,046	(8,239)	(2,545)
Prepaid expenses and other current assets	(7,129)	(7,855)	(18,327)
Other assets	(74,152)	(33,638)	2,116
Income taxes, net	(22,147)	(56,988)	318,795
Accounts payable	8,994	6,804	(7,238)
Accrued expenses and other current liabilities	(25,722)	36,967	34,886
Deferred revenues	(38,780)	69,499	174,426
Other liabilities	4,401	5,001	2,282
Total changes in operating assets and liabilities, net of the effects of acquisitions	(190,483)	30,254	470,491
Net cash provided by operating activities of continuing operations	783,070	1,035,345	964,346
Net cash used in operating activities of discontinued operations	—	—	(56,070)
Net cash provided by operating activities	783,070	1,035,345	908,276
Investing Activities
Purchases of available-for-sale investments	(20,003)	(466,687)	(1,155,659)
Proceeds from sales of available-for-sale investments	942,985	455,417	775,135
Proceeds from maturities of available-for-sale investments	178,070	468,145	466,900
Purchases of property and equipment	(63,454)	(69,354)	(80,901)
Cash paid for acquisitions, net of cash acquired	—	(248,929)	(60,449)
Cash paid for licensing agreements, patents and technology	(3,500)	(3,210)	(7,379)
Other	1,651	(3,202)	2,323
Net cash (used in) provided by investing activities of continuing operations	1,035,749	132,180	(60,030)
Net cash used in investing activities of discontinued operations	—	—	(3,891)
Net cash provided by (used in) investing activities	1,035,749	132,180	(63,921)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	—	164	2,114
Proceeds from revolving credit facility	200,000	—	165,000
Repayments on credit facility	(200,000)	—	(165,000)
Proceeds from 2027 notes, net of issuance costs	—	—	741,039
Repayment of acquired debt	—	(5,674)	(4,000)
Stock repurchases, net	(453,853)	(1,261,153)	(1,174,957)
Accelerated stock repurchase program	—	—	(150,000)
Cash paid for tax withholding on vested stock awards	(89,213)	(71,593)	(80,040)
Common stock cash dividends paid	(182,947)	(46,799)	—
Repayment on convertible debt	(1,164,497)	(272,986)	—
Transfer of cash to GoTo Business resulting from the separation	—	—	(28,523)
Net cash used in financing activities	(1,890,510)	(1,658,041)	(694,367)
Effect of exchange rate changes on cash and cash equivalents	(1,314)	(5,848)	8,186
Change in cash and cash equivalents	(73,005)	(496,364)	158,174
Cash and cash equivalents at beginning of period, including cash of discontinued operations of $120,861 in 2017	618,766	1,115,130	956,956
Cash and cash equivalents at end of period	$545,761	$618,766	$1,115,130

Supplemental Cash Flow Information
Cash paid for income taxes	$86,460	$110,808	$61,126
Cash paid for interest	$37,667	$41,834	$8,764
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BACKGROUND AND ORGANIZATION
Citrix Systems, Inc. ("Citrix" or the "Company"), is a Delaware corporation incorporated on April 17, 1989. Citrix is an enterprise software company focused on helping customers improve the productivity and user experience of their most valuable assets, their employees. Citrix does this by creating a digital workspace that provides unified, secure, and reliable access to all applications and content employees need to be productive - anytime, anywhere, on any device.
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
The Company's revenues are derived from sales of its Workspace solutions, Networking products and related Support and services. The Company operates under one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. See Note 12 for more information on the Company's segment.
On January 31, 2017, the Company completed the spin-off of its GoTo family of service offerings (the “Spin-off”) and subsequent merger of that business with LogMeIn, Inc. pursuant to a pro rata distribution to its stockholders of 100% of the shares of common stock of GetGo, Inc., or GetGo, its wholly-owned subsidiary. In these consolidated financial statements, unless otherwise indicated, references to Citrix and the Company, refer to Citrix Systems, Inc. and its consolidated subsidiaries after giving effect to the Spin-off. As a result of the Spin-off, the consolidated financial statements reflect the GoTo Business operations, assets and liabilities, and cash flows as discontinued operations for all periods presented. Refer to Note 19 for additional information regarding discontinued operations.
2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy
The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific and Japan ("APJ"). All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board issued an accounting standard update on the accounting for leases (“ASC 842”). The new guidance requires that lessees in a leasing arrangement recognize a right-of-use (“ROU”) asset and a lease liability for most leases (other than leases that meet the definition of a short-term lease). The Company adopted this standard as of January 1, 2019 using a modified retrospective approach and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification and not reassess whether any expired or existing contract is a lease or contains a lease. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the accounting for finance leases remained substantially unchanged. Adoption of the new standard resulted in the recording of additional ROU assets for operating leases (net of previously recorded lease losses related to the consolidation of leased facilities of $42.2 million and deferred rent liability of $20.5 million under the old guidance) of approximately $194.5 million and operating lease liabilities of approximately $256.4 million, as of January 1, 2019. The difference between the additional ROU assets and lease liabilities, net of the deferred tax impact, was recorded as an adjustment to retained earnings of $0.8 million. Adoption of this standard did not have a material impact on the Company's consolidated statements of income or its cash from or used in operating, financing, or investing activities in the Company’s consolidated cash flows statements. Adoption of this standard had no impact on the Company's debt covenant compliance under its current agreement or on liquidity. See Note 18 for additional information regarding the Company’s leases.
Current Expected Credit Losses
In June 2016, the Financial Accounting Standards Board issued an accounting standard update on the measurement of credit losses on financial instruments. Previously, credit losses were measured using an incurred loss approach when it was

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
probable that a credit loss had been incurred. The new guidance changes the credit loss model from an incurred loss approach to an expected loss approach. It requires the application of a current expected credit loss (“CECL”) impairment model to financial assets measured at amortized cost (including trade accounts receivable) and certain off-balance-sheet credit exposures. Under the CECL model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. The standard also changes the impairment model for available-for-sale debt securities, eliminating the concept of other than temporary impairment and requiring credit losses to be recorded through an allowance for credit losses. The amount of the allowance for credit losses for available-for-sale debt securities is limited to the amount by which fair value is below amortized cost. The standard is effective for interim and annual periods beginning after December 15, 2019. A modified retrospective adoption method is required, with a cumulative-effect adjustment to the opening retained earnings balance in the period of adoption. The Company adopted this standard effective January 1, 2020, using the modified retrospective method. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.
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
Fair Value Measurements
In August 2018, the Financial Accounting Standards Board issued an accounting standard update on fair value measurements. The new guidance modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements. The Company adopted this standard effective January 1, 2020. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.
Income Taxes
In December 2019, the Financial Accounting Standards Board issued an accounting standard update on income taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The new standard will be effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial position, results of operations and cash flows.
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
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2019 and 2018 include marketable securities, which are primarily money market funds, commercial paper, agency, and government securities, municipal securities and corporate securities with initial or remaining contractual maturities when purchased of three months or less.
Available-for-sale Investments
Short-term and long-term available for sale investments in debt securities at December 31, 2019 and 2018 primarily consist of agency securities, corporate securities, municipal securities and government securities. Investments classified as available-for-sale debt securities are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize changes in the fair value of its available-for-sale debt securities in income unless a decline in value is considered other-than-temporary in accordance with the authoritative guidance.
The Company’s investment policy is designed to limit exposure to any one issuer depending on credit quality. The Company uses information provided by third parties to adjust the carrying value of certain of its investments to fair value at the end of each period. Fair values are based on a variety of inputs and may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. See Note 5 for additional information regarding the Company’s investments.
Accounts Receivable
The Company’s accounts receivable are attributable primarily to direct sales to end customers via the Web and through VARs known as Citrix Solution Advisors, VADs, SIs, ISVs, OEMs and CSPs. Collateral is generally not required. The Company also maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make payments which includes both general and specific reserves. The Company periodically reviews these estimated allowances by conducting an analysis of the customer's payment history and credit worthiness, the age of the trade receivable balances and current economic conditions that may affect a customer’s ability to make payments. Based on this review, the Company specifically reserves for those accounts deemed uncollectible. When receivables are determined to be uncollectible, principal amounts of such receivables outstanding are deducted from the allowance. The allowance for doubtful accounts was $6.2 million and $3.6 million as of December 31, 2019 and 2018, respectively. If the financial condition of a significant customer were to deteriorate, the Company’s operating results could be adversely affected. As of December 31, 2019 and 2018, one distributor, the Arrow Group, accounted for 14% and 17%, respectively, of gross accounts receivable.
Inventory
Inventories are stated at the lower of cost or net realizable value on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of December 31, 2019 and 2018.
Contract acquisition costs
The Company is required to capitalize certain contract acquisition costs consisting primarily of commissions paid and related payroll taxes when contracts are signed. The asset recognized from capitalized incremental and recoverable acquisition costs is amortized on a basis consistent with the pattern of transfer of the products or services to which the asset relates.
The Company’s typical contracts include performance obligations related to product and licenses and support. In these contracts, incremental costs of obtaining a contract are allocated to the performance obligations based on the relative estimated standalone selling prices and then recognized on a basis that is consistent with the transfer of the goods or services to which the asset relates. The commissions paid on annual renewals of support for product and licenses are not commensurate with the initial commission. The costs allocated to product and licenses are expensed at the time of sale, when revenue for the product and functional software licenses is recognized. The costs allocated to customer support for product and licenses are amortized ratably over a period of the greater of the contract term or the average customer life, the expected period of benefit of the asset capitalized. The Company currently estimates an average customer life of three years to five years, which it believes is appropriate based on consideration of the historical average customer life and the estimated useful life of the underlying product

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and license sold as part of the transaction. Amortization of contract acquisition costs related to support is limited to the contractual period of the arrangement as the Company intends to pay a commensurate commission upon renewal of the related support. For contracts that contain multi-year services or subscriptions, the amortization period of the capitalized costs is the expected period of benefit, which is the greater of the contractual term or the expected customer life.
The Company elects to apply a practical expedient to expense contract acquisition costs as incurred where the expected period of benefit is one year or less.
For the years ended on December 31, 2019 and 2018, the Company recorded amortization of capitalized contract acquisition costs of $44.8 million and $38.1 million, respectively, which are recorded in Sales, Marketing and Services expense in the accompanying consolidated statements of income. As of December 31, 2019 and 2018, the Company's short-term and long-term contract acquisition costs were $50.4 million and $81.0 million, and $41.0 million and $68.2 million respectively, and are included in Prepaid and other current assets and Other assets, respectively, in the accompanying consolidated balance sheets. There was no impairment loss in relation to costs capitalized during the years ended December 31, 2019 and 2018.
Derivatives and Hedging Activities
In accordance with the authoritative guidance, the Company records derivatives at fair value as either assets or liabilities on the balance sheet. For derivatives that are designated as and qualify as cash flow hedges, the unrealized gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive loss and reclassified into earnings as operating expense, net, when the hedged transaction affects earnings. Derivatives not designated as hedging instruments are adjusted to fair value through earnings as Other income (expense), net, in the period during which changes in fair value occur. The application of the authoritative guidance could impact the volatility of earnings.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes attributing all derivatives that are designated as cash flow hedges of forecasted transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. Fluctuations in the value of the derivative instruments are generally offset by changes in the hedged item; however, if it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the affected derivative.
The Company is exposed to risk of default by its hedging counterparties. Although this risk is concentrated among a limited number of counterparties, the Company’s foreign exchange hedging policy attempts to minimize this risk by placing limits on the amount of exposure that may exist with any single financial institution at a time.
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer equipment and software; the lesser of the lease term or ten years for leasehold improvements, which is the estimated useful life; seven years for office equipment and furniture and the Company’s enterprise resource planning systems; and forty years for buildings.
During 2019 and 2018, the Company retired $10.9 million and $13.4 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of the assets retired was not material and no material asset retirement obligations were associated with them.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and equipment consist of the following:

	December 31,
	2019	2018
	(In thousands)
Buildings	$76,152	$76,152
Computer equipment	205,063	189,333
Software	451,927	433,033
Equipment and furniture	85,356	78,401
Leasehold improvements	199,813	182,848
	1,018,311	959,767
Less: accumulated depreciation and amortization	(806,099)	(741,587)
Assets under construction	2,913	8,447
Land	16,769	16,769
Total	$231,894	$243,396
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
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment analysis completed during the fourth quarters of 2019 and 2018. See Note 4 for more information regarding the Company's acquisitions and Note 12 for more information regarding the Company's segments.
The following table presents the change in goodwill during 2019 and 2018 (in thousands):

	Balance at January 1, 2019	Additions	Other		Balance at December 31, 2019	Balance at January 1, 2018	Additions		Other	Balance at December 31, 2018
Goodwill	$1,802,670	$—	$(4,262)	(1)	$1,798,408	$1,614,494	$188,176	(2)	$—	$1,802,670

(1)Amounts relate to adjustments to the purchase price allocation associated with 2018 business combinations. See Note 4 for more information regarding the Company's acquisitions.
(2)Amounts relate to purchase price allocation associated with 2018 business combinations. See Note 4 for more information regarding the Company's acquisitions.
Intangible Assets
The Company has intangible assets which were primarily acquired in conjunction with business combinations and technology purchases. Intangible assets with finite lives are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally three years to seven years, except for patents, which are amortized over the lesser of their remaining life or seven years to ten years. In-process R&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When in-process R&D projects are completed, the corresponding amount is reclassified as an amortizable intangible asset and is amortized over the asset's estimated useful life.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible assets consist of the following (in thousands):

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$734,973	$633,633	6.04
Other	187,173	180,035	6.23
Total	$922,146	$813,668	6.08

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$746,152	$601,993	6.06
Other	227,922	204,894	6.40
Total	$974,074	$806,887	6.14
Amortization and impairment of product related intangible assets, which consists primarily of product-related technologies and patents, was $51.3 million and $47.1 million for the year ended December 31, 2019 and 2018, respectively, and is classified as a component of Cost of net revenues in the accompanying consolidated statements of income. Amortization and impairment of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $15.9 million and $15.9 million for the year ended December 31, 2019 and 2018, respectively, and is classified as a component of Operating expenses in the accompanying consolidated statements of income.
The Company monitors its intangible assets for indicators of impairment. If the Company determines that impairment has occurred, it writes-down the intangible asset to its fair value. For certain intangible assets where the unamortized balances exceed the undiscounted future net cash flow, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. During the year ended December 31, 2019, the Company tested certain intangible assets for recoverability and, as a result, identified certain definite-lived intangible assets, primarily Cedexis developed technology, that were impaired and recorded non-cash impairment charges of $13.2 million to write down the intangible assets to their estimated fair value of $4.1 million. The impairment charge is included in Amortization and impairment of product related intangible assets in the accompanying consolidated statements of income. These non-recurring fair value measurements were categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Key assumptions used in the valuation include forecasts of revenue and expenses over an extended period of time, customer churn rates, rate of migration to future technology, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change; therefore, further disruptions in the business could potentially result in additional amounts becoming impaired.
Estimated future amortization expense of intangible assets with finite lives as of December 31, 2019 is as follows (in thousands):

Year ending December 31,
2020	$35,084
2021	22,793
2022	20,594
2023	16,327
2024	5,292
Thereafter	8,388
Total	$108,478

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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Internal Use Software
In accordance with the authoritative guidance, the Company capitalizes external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software. The amount of costs capitalized during the years ended 2019 and 2018 relating to internal use software was $3.4 million and $14.8 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three years to seven years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internal use software was approximately $19.7 million, $25.9 million and $27.3 million, during the years ended December 31, 2019, 2018 and 2017, respectively.
The Company capitalized costs related to internally developed computer software to be sold as a service related to its Workspace offerings, incurred during the application development stage, of $10.6 million and $7.3 million, during the years ended December 31, 2019 and 2018, respectively, and is amortizing these costs over the expected lives of the related services, which is generally two years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internally developed computer software to be sold as a service was approximately $13.0 million, $14.4 million and $18.5 million, during the years ended December 31, 2019, 2018 and 2017, respectively, which are included in Cost of subscription, support and services.
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
The Company had accrued $12.5 million and $11.2 million for these pension liabilities at December 31, 2019 and 2018, respectively. Expenses for the programs for 2019, 2018 and 2017 amounted to $1.6 million, $1.8 million and $2.6 million, respectively.
Revenue
Significant Judgments
The Company generates all of its revenues from contracts with customers. At contract inception, the Company assesses the solutions or services, or bundles of solutions and services, obligated in the contract with a customer to identify each performance obligation within the contract, and then evaluates whether the performance obligations are capable of being distinct and distinct within the context of the contract. Solutions and services that are not both capable of being distinct and distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue.
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
Product Concentration
The Company derives a substantial portion of its revenues from its Workspace solutions, which include its Citrix Virtual Apps and Desktops solutions and related services, and anticipates that these solutions and future derivative solutions and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for its Workspace solutions and other solutions, whether as a result of general economic conditions, the delay or reduction in technology purchases, new competitive product releases, price competition, and lack of success of its strategic partners, technological change or other factors. Additionally, the Company's Networking products generate revenues

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
from a limited number of customers. As a result, if the Networking product grouping loses certain customers or one or more such customers significantly decreases its orders, the Company's business, results of operations and financial condition could be adversely affected.
Cost of Net Revenues
Cost of subscription, support and services revenues consists primarily of compensation and other personnel-related costs of providing technical support, consulting and cloud capacity costs, as well as the costs related to providing the Company's offerings delivered via the cloud.
Cost of product and license revenues consists primarily of hardware, royalties, product media and duplication, manuals, shipping expense, and packaging materials. In addition, the Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its solutions or in the development of future solutions in exchange for the payment of fixed fees or amounts based upon the sales of the related product. The licensing agreements generally have terms ranging from one year to five years, and generally include renewal options. However, some agreements are perpetual unless expressly terminated. Royalties and other costs related to these agreements are also included in Cost of net revenues.
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
Advertising Costs
The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its solutions. The Company also has strategic development funds and cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Company solutions. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenses. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising were approximately $90.4 million, $99.1 million and $85.6 million, during the years ended December 31, 2019, 2018 and 2017, respectively.
Income Taxes
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is not currently under examination by the United States Internal Revenue Service. With few exceptions, the Company is generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions by tax authorities for years prior to 2016.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Leases
The Company leases certain office space and equipment under various leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets. Finance leases were not material to the consolidated financial statements as of December 31, 2019.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the later of the adoption date of the new standard or the commencement date. The lease liability is based on the present value of lease payments over the lease term (or the remaining term in the case of existing leases at time the Company adopted ASC 842). The Company uses the implicit rate when readily determinable. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset is based on the lease liability, subject to adjustment, such as for initial direct costs, and excludes lease incentives. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. For most operating leases, expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
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
Subscription
Subscription revenues primarily consist of cloud-hosted offerings which provide customers a right to access, one or more of the Company’s cloud-hosted subscription offerings, with routine customer support, as well as revenues from the CSP program and on-premise subscription software licenses. For the Company’s cloud-hosted performance obligations, revenue is generally recognized on a ratable basis over the contract term beginning on the date that the Company's service is made available to the customer, as the Company continuously provides online access to the web-based software that the customer can use at any time. The CSP program provides subscription-based services in which the CSP partners host software services to their end users.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Product and license
Product and license revenues are primarily derived from perpetual offerings related to the Company’s Workspace solutions and Networking products. For performance obligations related to perpetual software license agreements, the Company determined that its licenses are functional intellectual property that are distinct as the user can benefit from the software on its own.
Support and services
Support and services revenues include license updates, maintenance and professional services which are primarily related to the Company's perpetual offerings. License updates and maintenance revenues are primarily comprised of software and hardware maintenance, when and if-available updates and technical support. For performance obligations related to license updates and maintenance, revenue is generally recognized on a straight-line basis over the period of service because the Company transfers control evenly by providing a stand-ready service. The Company is continuously working on improving its products and pushing those updates through to the customer, and stands ready to provide software updates on a when and if-available basis. Services revenues are comprised of fees from consulting services primarily related to the implementation of the Company’s products and fees from product training and certification.
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
Sales tax
The Company records revenue net of sales tax.
Timing of revenue recognition

	December 31,
	2019	2018
	(In Thousands)
Products and services transferred at a point in time	$722,324	$821,111
Products and services transferred over time	2,288,240	2,152,792
Total net revenues	$3,010,564	$2,973,903
Contract balances
The Company's short-term and long-term contract assets were $12.2 million and $20.5 million, respectively, as of December 31, 2019. The Company's short-term and long-term contract assets were $4.6 million and $3.7 million, respectively, as of December 31, 2018. The increase in the Company's contract asset balances is primarily the result of unbilled amounts from multi-year on-premise licensing subscriptions where the revenue recognized exceeds the amount invoiced to the customer, and right to payment is not solely subject to the passage of time.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.35 billion and $443.5 million, respectively, as of December 31, 2019 and $1.35 billion and $489.3 million, respectively, as of December 31, 2018. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the year ended December 31, 2019, the Company recognized $1.33 billion of revenue that was included in the deferred revenue balance as of December 31, 2018. During the year ended December 31, 2018, the Company recognized $1.25 billion of revenue that was included in the deferred revenue balance as of January 1, 2018.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no material asset impairment charges related to contract assets for the years ended December 31, 2019 and 2018, respectively.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$828,604	$104,890	$1,350	$934,844
Support and services	1,521,564	43,240	972	1,565,776
Total net revenues	$2,350,168	$148,130	$2,322	$2,500,620

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
Cedexis, Inc.
On February 6, 2018, the Company acquired all of the issued and outstanding securities of Cedexis, Inc. (“Cedexis”) whose solution is a real-time data driven service for dynamically optimizing the flow of traffic across public clouds and data centers that provides a dynamic and reliable way to route and manage Internet performance for customers moving towards hybrid and multi-cloud deployments. The total cash consideration for this transaction was $66.0 million, net of $6.0 million cash acquired. Transaction costs associated with the acquisition were not significant. During the third quarter of 2019, the Company tested certain intangible assets for recoverability due to changes in facts and circumstances associated with the shift in strategic focus and reduced profitability expectations.  As a result, the Company impaired a portion of the carrying value of the intangible assets related to this acquisition in the third quarter of 2019. See Note 2 for more information on the impairment.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale debt securities at fair value were as follows for the periods ended (in thousands):

	December 31, 2019				December 31, 2018
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$1,681	$1	$—	$1,682	$314,982	$333	$(2,367)	$312,948
Corporate securities	49,027	6	(149)	48,884	612,698	116	(4,156)	608,658
Municipal securities	—	—	—	—	2,500	4	—	2,504
Government securities	9,124	5	—	9,129	234,668	91	(935)	233,824
Total	$59,832	$12	$(149)	$59,695	$1,164,848	$544	$(7,458)	$1,157,934
The change in net unrealized (losses) gains on available-for-sale securities recorded in Other comprehensive income includes unrealized (losses) gains that arose from changes in market value of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales and other than temporary impairments, as well as prepayments of available-for-sale investments purchased at a premium. See Note 16 for more information related to comprehensive income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2019 were approximately 4 months and 2 years, respectively.
Realized Gains and Losses on Available-for-sale Investments
For the years ended December 31, 2019 and 2018, the Company had realized gains on the sales of available-for-sale investments of $1.5 million and $0.1 million, respectively. For the years ended December 31, 2019 and 2018, the Company had realized losses on available-for-sale investments of $0.9 million and $1.5 million, respectively, primarily related to sales of these investments during the period. All realized gains and losses related to the sales of available-for-sale investments are included in Other income (expense), net, in the accompanying consolidated statements of income.
Unrealized Losses on Available-for-Sale Investments
The Company regularly reviews its investments for impairments based on criteria that include the duration of the market decline and the Company’s ability to hold its investment until recovery of its amortized cost basis. During the year ended December 31, 2018, the Company recorded an other than temporary impairment of $4.6 million of certain available-for-sale securities, which was included in Other income (expense), net in the accompanying consolidated statements of income.
The gross unrealized losses on the Company’s available-for-sale investments that are not deemed to be other-than-temporarily impaired were $0.1 million and $2.9 million as of December 31, 2019 and 2018, respectively. Because the Company does not intend to sell any of its investments in an unrealized loss position, other than as noted above, and it is more likely than not that it will not be required to sell the securities before the recovery of its amortized cost basis, which may not occur until maturity, it does not consider these securities to be other-than-temporarily impaired.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of approximately $12.3 million and $13.4 million as of December 31, 2019, and 2018, respectively, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly. The Company determined that there were no material adjustments resulting from observable price changes to the Company’s investments in privately-held companies without a readily determinable fair value for the years ended December 31, 2019 and 2018. The fair value of these investments represents a Level 3 valuation as the assumptions used in valuing these investments are not directly or indirectly observable. See Note 6 for detailed information on fair value measurements.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $11.2 million and $10.9 million as of December 31, 2019, and 2018, respectively, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. These private equity funds focus on making venture capital investments, principally by investing in equity securities of early and late stage privately held corporations. The funds’ general partner shall determine the amount, timing and form (whether cash or in kind) of all distributions made by the funds. The Company may only transfer its investments in private equity fund interests subject to the general partner’s written consent and cannot trade its fund interests in established securities markets, secondary markets or equivalents thereof. The Company has unfunded commitments of $0.7 million as of December 31, 2019.
6. FAIR VALUE MEASUREMENTS
The authoritative guidance defines fair value as an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
•Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;
•Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2019	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$474,756	$474,756	$—	$—
Money market funds	42,019	42,019	—	—
Agency securities	19,993	—	19,993	—
Corporate securities	8,993	—	8,993	—
Government securities	—		—	—
Available-for-sale securities:
Agency securities	1,682	—	1,682	—
Corporate securities	48,884	—	47,884	1,000
Municipal securities	—	—	—	—
Government securities	9,129	—	9,129	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,889	—	1,889	—
Total assets	$607,345	$516,775	$89,570	$1,000
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,390	—	1,390	—
Total liabilities	$1,390	$—	$1,390	$—

	As of December 31, 2018	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$505,363	$505,363	$—	$—
Money market funds	88,126	88,126	—	—
Agency securities	3,296	—	$3,296	—
Corporate securities	9,371	—	9,371	—
Government securities	12,610	—	$12,610
Available-for-sale securities:
Agency securities	312,948	—	312,948	—
Corporate securities	608,658	—	607,945	713
Municipal securities	2,504	—	2,504	—
Government securities	233,824	—	233,824	—
Prepaid expenses and other current assets:
Foreign currency derivatives	764	—	764	—
Total assets	$1,777,464	$593,489	$1,183,262	$713
Accrued expenses and other current liabilities:
Foreign currency derivatives	2,543	—	2,543	—
Total liabilities	$2,543	$—	$2,543	$—

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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During 2019, certain direct investments in privately-held companies with a combined carrying value of $2.4 million were determined to be impaired and written down to their fair values of $0.4 million, resulting in impairment charges of $2.0 million. During 2018, certain direct investments in privately-held companies with a combined carrying value of $2.8 million were determined to be impaired and have been written down to their fair values of $1.9 million resulting in impairment charges of $0.9 million. The impairment charges are included in Other income (expense), net in the accompanying consolidated statements of income for the years ended December 31, 2019 and 2018. In determining the fair value of the investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of December 31, 2019, the fair value of the $750.0 million of unsecured senior notes due December 1, 2027 (the "2027 Notes"), which was determined based on inputs that are observable in the market (Level 2), based on the closing trading price per $100 as of the last day of trading for the year ended December 31, 2019, and carrying value of the 2027 Notes was as follows (in thousands):

	Fair Value	Carrying Value
2027 Notes	$813,998	$742,926
See Note 13 for more information on the 2027 Notes.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consist of the following:

	December 31,
	2019	2018
	(In thousands)
Accrued compensation and employee benefits	$196,846	$196,847
Other accrued expenses	134,834	93,645
Total	$331,680	$290,492

8. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2019, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was approved at the Company's Annual Meeting of Stockholders on June 22, 2017. In March 2019, the Company's Board of Directors adopted an amendment to the 2014 Plan, which was approved at the Company's Annual Meeting of Stockholders on June 4, 2019. The Company’s superseded stock plans with outstanding awards include the Amended and Restated 2005 Equity Incentive Plan.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. ISOs, NSOs, and SARs are not currently being granted. Pursuant to the June 2019 amendment, the maximum number of shares of common stock available for issuance under the 2014 Plan was reduced to 43,400,000. In addition, the amendment removes the fungible share adjustment used to determine shares available for issuance. Under the original terms of the 2014 Plan, shares available for issuance were adjusted by a 2.75 fungible share factor. Pursuant to the amendment, beginning on June 4, 2019, each share award granted under the 2014 Plan will reduce the share reserve by one share and all share awards granted on June 4, 2019 and thereafter that are later forfeited, canceled or terminated will be returned to the share reserve in the same manner. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of December 31, 2019, there were 11,894,175 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans including authorization under its 2014 Plan to grant stock-based awards covering 6,156,746 shares of common stock.
In December 2014, the Company’s Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company’s Annual Meeting of Stockholders held on May 28, 2015. Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of December 31, 2019, 2,192,755 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plan of $12.4 million, $9.8 million and $10.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company used the Black-Scholes model to estimate the fair value of the 2015 ESPP awards with the following weighted-average assumptions:

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Expected volatility factor	0.22 - 0.29	0.26 - 0.29	0.27 - 0.29
Risk free interest rate	2.06% - 2.49%	1.12% - 2.19%	0.60% - 1.12%
Expected dividend yield	1.27% - 1.39%	0% - 1.27%	0%
Expected life (in years)	0.5	0.5	0.5

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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
would affect its forfeiture rate quarterly. Estimated forfeitures were adjusted to actual forfeiture experience as needed. Subsequent to January 1, 2017, in connection with the adoption of an accounting standard update, the Company made a policy election to account for forfeitures as they occur rather than on an estimated basis.
The Company recorded stock-based compensation costs, related deferred tax assets and tax benefits of $278.9 million, $54.4 million and $59.5 million, respectively, in 2019, $203.6 million, $39.7 million and $49.7 million, respectively, in 2018 and $165.1 million, $46.1 million and $72.9 million, respectively, in 2017.
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	2019	2018	2017
Cost of subscription, support and services	$10,921	$7,979	$4,281
Research and development	104,553	66,154	47,291
Sales, marketing and services	95,535	72,406	55,173
General and administrative	67,883	57,080	58,375
Total	$278,892	$203,619	$165,120

Non-vested Stock Units
Market Performance and Service Condition Stock Units
In March 2017, the Company granted senior level employees non-vested stock unit awards representing, in the aggregate, 275,148 non-vested stock units that vest based on certain target performance and service conditions. The number of non-vested stock units underlying the award was determined within sixty days of the three-year performance period ending December 31, 2019. The attainment level under the award will be based on the Company's relative total return to stockholders over the performance period compared to a pre-established custom index group. If the Company’s relative total return to stockholders is between the 41st percentile and the 80th percentile when compared to the index companies, the number of non-vested stock units earned will be based on interpolation. The maximum number of non-vested stock units that may vest pursuant to the awards is capped at 200% of the target number of non-vested stock units set forth in the award agreement and is earned if the Company's relative total return to stockholders when compared to the index companies is at or greater than the 80th percentile. If the Company’s total return to stockholders is negative, the number of non-vested stock units earned will be no more than 100% regardless of the Company’s relative total return to stockholders compared to the index companies. If the awardee is not employed by the Company at the end of the performance period, the extent to which the awardee will vest in the award, if at all, is dependent upon the timing and character of the termination as provided in the award agreement. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company's common stock. In December 2018, certain awards for senior level employees, none of whom were executive officers, were modified to replace the pre-established custom index group used to measure performance and related award payout to companies that are part of the Nasdaq Composite index. As a result, the awards were revalued as of the modification date. The impact of the modification was not material to the consolidated financial statements.
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

	March 2017 Grant (Modified)	March 2017 Grant
Expected volatility factor	0.16 - 0.32	0.27 - 0.32
Risk free interest rate	2.67%	1.48%
Expected dividend yield	0%	0%

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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Both the unmodified and modified March 2017 awards vested on December 31, 2019 and met the performance metric underlying the awards. Final payout approval was obtained within sixty days of the vesting date in accordance with the award provisions.
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
In February 2019, the Company had awarded certain senior level employees 93,500 non-vested performance stock units granted under the 2014 Plan. The number of non-vested stock units underlying the award were to be determined within sixty days following the completion of the performance period ending December 31, 2020 and were based on the achievement of specific corporate financial performance goals between the fiscal years ended December 31, 2018 and December 31, 2020. The Company was required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that would have ultimately been awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represented the right to receive one share of the Company’s common stock. Compensation expense would have been recorded through the end of the performance period on December 31, 2020 if it was deemed probable that the performance goals would have been met. In January 2020, the non-vested performance stock units were cancelled pursuant to a forfeiture agreement executed by each holder in return for nominal cash consideration. The impact of the cancellation was not material to the consolidated financial statements.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On August 1, 2017, the Company awarded certain senior level employees 184,322 non-vested performance stock unit granted under the 2014 Plan. The number of non-vested stock units underlying each award was determined within sixty days of the calendar year following completion of the performance period ending December 31, 2019 and was based on achievement of specific corporate financial performance goals related to non-GAAP net operating margin and subscription bookings as a percent of total product bookings measured during the period from January 1, 2019 to December 31, 2019. As defined in the applicable award agreements, total product bookings includes subscription bookings. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. The non-GAAP net operating margin and subscription bookings as a percent of total product targets were set in the first quarter of 2018. As a result, such awards were not outstanding under U.S. GAAP until the first quarter of 2018 when the performance goals were determined and subsequently communicated to employees who received these awards. Finally, these awards vested on December 31, 2019 and met the underlying performance metrics. As a result, compensation expense was recorded through the end of the performance period. The final payout approval related to the awards was obtained within sixty days of the vesting date in accordance with the award provisions.
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
Non Vested Stock Unit Activity for the Year
The following table summarizes the Company's non-vested stock unit activity for the year ended December 31, 2019:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock units at December 31, 2018	5,853,501	$88.79
Granted	3,444,414	97.98
Vested	(2,911,198)	84.76
Forfeited	(698,183)	97.23
Non-vested stock units at December 31, 2019	5,688,534	96.68
For the years ended December 31, 2019, 2018 and 2017, the Company recognized stock-based compensation expense of $266.5 million, $193.8 million and $149.8 million, respectively, related to non-vested stock units. The fair value of the non-vested stock units released in 2019, 2018, and 2017 was $246.7 million, $149.3 million and $150.0 million, respectively. As of December 31, 2019, there was $392.1 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.69 years.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Benefit Plan
The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute up to 90% of their annual eligible earnings to the plan on a pretax and after-tax basis, including Roth contributions, limited to an annual maximum amount as set periodically by the IRS. The Company, at its discretion, may contribute up to $0.50 for each dollar of employee contribution. The Company’s total matching contribution to an employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $14.4 million, $13.0 million and $13.7 million in 2019, 2018 and 2017, respectively. The Company’s matching contributions vest immediately.
9. CAPITAL STOCK
Stock Repurchase Programs
The Company’s Board of Directors authorized an ongoing stock repurchase program, of which $600.0 million was approved in October 2019. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At December 31, 2019, $914.0 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes and 2027 Notes offerings, as well as proceeds from employee stock awards exercises and the related tax benefit. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
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
In February 2018, the Company entered into an ASR transaction with a counterparty to pay an aggregate of $750.0 million in exchange for the delivery of approximately 6.5 million shares of its common stock based on current market prices. The purchase price per share under the ASR was based on the volume-weighted average price of the Company's common stock during the term of the ASR, less a discount. The ASR was entered into pursuant to the Company's existing share repurchase program. Final settlement of the ASR agreement was completed in April 2018 and the Company received delivery of an additional 1.6 million shares of its common stock.
During the year ended December 31, 2019, the Company expended $453.9 million on open market purchases under the stock repurchase program, repurchasing 4,533,688 shares of outstanding common stock at an average price of $100.11.
During the year ended December 31, 2018, the Company expended $511.2 million on open market purchases under the stock repurchase program, repurchasing 4,730,542 shares of outstanding common stock at an average price of $108.05.
During the year ended December 31, 2017, the Company expended $575.0 million on open market purchases under the stock repurchase program, repurchasing 7,384,368 shares of outstanding common stock at an average price of $77.86.
Shares for Tax Withholding
During the years ended December 31, 2019, 2018 and 2017, the Company withheld 882,078 shares, 739,522 shares and 974,501 shares, respectively, from equity awards that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of equity awards was $89.2 million, $71.6 million and $80.0 million, for 2019, 2018 and 2017, respectively. These shares are reflected as treasury stock in the Company's consolidated balance sheets and the related cash outlays do not reduce the Company's total stock repurchase authority.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. No shares of such preferred stock were issued and outstanding at December 31, 2019 or 2018.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Dividend
The following table provides information with respect to quarterly dividends on common stock during the years ended December 31, 2019 and 2018.

Declaration Date	Dividends per Share	Record Date	Payable Date
October 24, 2018	$0.35	December 7, 2018	December 21, 2018
January 23, 2019	$0.35	March 8, 2019	March 22, 2019
April 24, 2019	$0.35	June 7, 2019	June 21, 2019
July 24, 2019	$0.35	September 6, 2019	September 20, 2019
October 24, 2019	$0.35	December 6, 2019	December 20, 2019
Subsequent Event
On January 22, 2020, the Company announced that its Board of Directors approved a quarterly cash dividend of $0.35 per share. This dividend is payable on March 20, 2020 to all shareholders of record as of the close of business on March 6, 2020. Future dividends will be subject to Board approval. Additionally, its Board of Directors increased the Company's share repurchase authorization by $1.00 billion.
On January 30, 2020, the Company used the proceeds from its term loan credit agreement (the “Term Loan Credit Agreement”) to enter into accelerated share repurchase transactions ("ASR") with each of Goldman Sachs & Co. LLC and Wells Fargo Bank, National Association (each, a "Dealer") for an aggregate of $1.00 billion. Under the ASR transactions, the Company received an initial share delivery of 6.5 million shares of its common stock, with the remainder, if any, delivered upon completion of the ASR transactions. The total number of shares of common stock that the Company will repurchase under each ASR agreement will be based on the average of the daily volume-weighted average prices of its common stock during the term of the applicable ASR agreement, less a discount. At settlement, each Dealer may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of common stock, at its election, or make a cash payment to the applicable Dealer. See Note 13 for detailed information on the Term Loan Credit Agreement.
10. COMMITMENTS AND CONTINGENCIES
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
The Company was the victim of a previously disclosed cyberattack during which international cyber criminals gained intermittent access to Citrix’s internal network. The Company’s investigation of this incident confirmed that between October 13, 2018 and March 8, 2019, international cyber criminals gained intermittent access to Citrix’s internal network through “password spraying”, and over a limited number of days stole business documents and files from a shared network drive and a drive associated with a web-based tool used in the Company's consulting practice. The shared drive from which documents and files were stolen was used to store current and historical business documents and files, such as human resources and employee records, some of which contained sensitive and personal identification information of the Company's current and former

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
employees and, in some cases, their beneficiaries, dependents and others; customer engagement documents, including consulting services project materials, statements of work and proofs of concept, some of which were also stored on the drive associated with a web-based tool used in the Company's consulting practice; marketing materials; sales and finance documents; contracts and other legal records; and a wide assortment of other company records. The Company has completed its review of the documents and files that may have been accessed or were stolen in this incident, and the Company has completed notifications to regulators. The Company’s investigation found no indication that the cyber criminals discovered and exploited any vulnerabilities in the Company’s products or customer cloud services to gain entry, and no indication that the security of any Citrix product or customer cloud service was compromised. The Company found no impact to its financial reporting systems from this cyberattack. Additionally, the Company has taken steps to enhance its internal controls over financial reporting and disclosure controls and procedures related to cyberattacks.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Obligations
The Company has agreements with suppliers to purchase inventory and estimates its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2020 to be $10.8 million. The Company also has contingent obligations to purchase inventory for the fiscal year ended December 31, 2020 of $15.6 million. The Company does not have any purchase obligations beyond December 31, 2020.
Other Purchase Commitments
In June 2018 and 2019, the Company entered into two amended agreements with third-party providers, respectively, in the ordinary course of business, for the Company's use of certain cloud services through June 2021. Under the amended agreements, the Company is committed to a purchase of $50.0 million in fiscal year 2020.
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
The SEC staff acknowledged the challenges companies face incorporating the effects of the 2017 Tax Act by their financial reporting deadlines. In response, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete accounting for certain income tax effects of the 2017 Tax Act. During the period ended December 31, 2018, the Company completed the accounting for the tax effects of all of the provisions of the 2017 Tax Act within the required measurement period and as a result recorded adjustments to the previous provisional amounts. Adjustments recorded during the period ended December 31, 2018 include in part a tax benefit of $26.3 million attributable to a tax benefit of $21.9 million related to the finalization of the one-time transition tax on deemed repatriation of foreign income and a tax benefit of $4.4 million related to the finalization of the remeasurement of the U.S. deferred tax assets and liabilities due to the maximum U.S. federal corporate rate reduction from 35% to 21%.
On May 19, 2019, Swiss voters approved the Federal Act on Tax Reform and AHV Financing (“TRAF”), which provides for broad changes to federal and cantonal taxation in Switzerland effective January 1, 2020. The TRAF requires the abolishment of certain favorable tax regimes, provides for certain transitional relief, and directs the cantons to implement certain mandatory measures while other provisions are at the discretion of the canton. During the period ended December 31, 2019, the cantonal authority provided its guidance for the cantonal tax implications of the TRAF. As a result of the TRAF and the accompanying guidance from the Swiss taxing authorities, the Company recorded a deferred tax asset and related tax benefits of $145.6 million and $99.9 million attributable to the cantonal and federal impact of the TRAF, respectively. The Company also recorded a valuation allowance of $33.5 million to reduce the cantonal deferred tax asset as it is not more likely than not the cantonal deferred tax asset will be fully realized. The income tax impact of the TRAF may be subject to change due to the issuance of further legislative guidance from the Swiss taxing authorities.
The United States and foreign components of income before income taxes are as follows:

	2019	2018	2017
	(In thousands)
United States	$31,932	$174,519	$78,897
Foreign	477,568	454,936	471,449
Total	$509,500	$629,455	$550,346

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the provision for income taxes are as follows:

	2019	2018	2017
	(In thousands)
Current:
Federal	$7,718	$(19,461)	$374,602
Foreign	63,205	70,146	56,526
State	1,697	16,259	3,075
Total current	72,620	66,944	434,203
Deferred:
Federal	(35,932)	1,899	52,842
Foreign	(209,010)	(14,804)	(5,468)
State	9	(251)	46,784
Total deferred	(244,933)	(13,156)	94,158
Total provision	$(172,313)	$53,788	$528,361

The following table presents the breakdown of net deferred tax assets:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets	$361,814	$136,998
Deferred tax liabilities	(2,630)	(15,075)
Total net deferred tax assets	$359,184	$121,923
The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Accruals and reserves	$53,465	$27,022
Deferred revenue	58,977	62,085
Tax credits	107,046	81,720
Net operating losses	56,156	54,747
Stock based compensation	40,182	30,936
Swiss tax reform	245,554	—
Valuation allowance	(128,388)	(85,400)
Total deferred tax assets	432,992	171,110
Deferred tax liabilities:
Acquired technology	(3,521)	(15,681)
Depreciation and amortization	(34,653)	(5,044)
Prepaid expenses	(29,775)	(23,213)
Other	(5,859)	(5,249)
Total deferred tax liabilities	(73,808)	(49,187)
Total net deferred tax assets	$359,184	$121,923
The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2019, the Company determined a $128.4 million valuation allowance was necessary, which relates to deferred

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
tax assets for net operating losses, tax credits and the cantonal deferred tax asset recorded due to the TRAF that may not be realized.
At December 31, 2019, the Company retained $159.0 million of remaining net operating loss carry forwards in the United States from acquisitions. The utilization of these net operating loss carry forwards are limited in any one year pursuant to Internal Revenue Code Section 382 and may begin to expire in 2020. At December 31, 2019, the Company held $118.5 million of remaining net operating loss carry forwards in foreign jurisdictions that begin to expire in 2022. At December 31, 2019, the Company held $146.0 million of federal and state research and development tax credit carry forwards in the United States, a portion of which may begin to expire in 2020.
A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory taxes	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	0.3	0.7	2.1
Foreign operations	(5.8)	(5.4)	(20.0)
Permanent differences	3.0	2.0	2.6
The 2017 Tax Act - tax rate impact on deferred taxes	—	(0.7)	11.8
The 2017 Tax Act - transition tax	—	(3.5)	66.3
Tax reform - Switzerland	(48.2)	—	—
Change in valuation allowance reserve	7.4	0.4	8.8
Change in deferred tax liability related to acquired intangibles	—	(0.1)	0.3
Tax credits	(8.4)	(5.8)	(7.6)
Stock-based compensation	(1.9)	(1.9)	(3.6)
Change in accruals for uncertain tax positions	(1.1)	1.8	0.3
Other	(0.1)	—	—
	(33.8)%	8.5%	96.0%
The Company’s effective tax rate generally differs from the U.S. federal statutory rate primarily due to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland.
The 2017 Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income provides that an entity may make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Additionally, the 2017 Tax Act provides for a tax benefit to U.S. taxpayers that sell goods or services to foreign customers under the new Foreign Derived Intangible Income Deduction ("FDII") rules. As of December 31, 2019, the Company concluded to provide for the GILTI tax expense and FDII benefit in the year the tax is incurred and as a result the Company included federal and state GILTI and FDII amounts of $3.8 million expense and $3.8 million benefit, respectively, related to current-year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items. As of December 31, 2018, the Company included federal and state GILTI and FDII amounts of $12.8 million expense and $5.4 million benefit, respectively, related to current-year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.
The Company's effective tax rate was approximately (33.8)% and 8.5% for the years ended December 31, 2019 and 2018, respectively. The decrease in the effective tax rate when comparing the year ended December 31, 2019 to the year ended December 31, 2018 was primarily due to tax items unique to each period including major changes to the tax regime in Switzerland and significant changes related to U.S. tax reform, as well as a change in the combination of income between the Company’s U.S. and foreign operations. For the year ended December 31, 2019, unique tax items include tax benefits of $112.1 million and $99.9 million attributable to the cantonal and federal impact of the TRAF, respectively, and a tax benefit of $20.1 million attributable to the 2015 U.S. federal income tax return statute of limitations closing. The results from the year ended December 31, 2018 also included unique tax items due to U.S. tax reform legislative changes including a tax benefit of $21.9 million to true up the provisional transition tax on deemed repatriation of foreign income and a tax benefit of $4.4 million to true up the provisional benefit for the remeasurement of U.S. deferred tax assets and liabilities because of the maximum U.S. federal corporate rate reduction from 35% to 21%.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company's effective tax rate was approximately 8.5% and 96.0% for the years ended December 31, 2018 and 2017, respectively. The decrease in the effective tax rate when comparing the year ended December 31, 2018 was primarily due to accounting for the estimated tax impact of the 2017 Tax Act and the separation of the GoTo Business. Specifically, results from 2017 include a $364.6 million provisional income tax charge for the transition tax on deemed repatriation of deferred foreign income, and a $64.8 million provisional income tax charge for the remeasurement of U.S. deferred tax assets and liabilities because of the maximum U.S. federal corporate rate reduction from 35% to 21%. The Company also recorded a $48.6 million income tax charge to establish a valuation allowance primarily due to a change in expectation of realizability of state R&D credits arising from the separation of the GoTo Business. During the year ended December 31, 2018, the Company recorded a tax benefit of $21.9 million related to the finalization of the one-time transition tax on deemed repatriation of foreign income and a tax benefit of $4.4 million related to the finalization of the remeasurement of U.S. deferred tax assets and liabilities because of the maximum U.S. federal corporate rate reduction from 35% to 21%.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019 and 2018 is as follows (in thousands):

Balance at December 31, 2017	$77,849
Additions based on tax positions related to the current year	10,168
Additions for tax positions of prior years	10,325
Reductions related to the expiration of statutes of limitations	(8,436)
Balance at December 31, 2018	89,906
Additions based on tax positions related to the current year	11,244
Additions for tax positions of prior years	3,414
Reductions related to the expiration of statutes of limitations	(20,098)
Balance at December 31, 2019	$84,466
As of December 31, 2019, the Company's net unrecognized tax benefits totaled approximately $84.5 million compared to $89.9 million as of December 31, 2018. At December 31, 2019, $57.1 million included in the balance for tax positions would affect the annual effective tax rate if recognized. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of December 31, 2019, the Company has accrued $3.2 million for the payment of interest.
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is not currently under examination by the United States Internal Revenue Service. With few exceptions, the Company is generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions by tax authorities for years prior to 2016.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
International revenues (sales outside of the United States) accounted for 48.2%, 47.0% and 46.3% of the Company’s net revenues for the year ended December 31, 2019, 2018, and 2017, respectively.

Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2019	2018
	(In thousands)
Property and equipment, net:
United States	$178,956	$185,091
United Kingdom	24,681	25,459
Other countries	28,257	32,846
Total property and equipment, net	$231,894	$243,396

In fiscal years 2019 and 2018, one distributor, the Arrow Group, accounted for 15% and 14%, respectively, of the Company’s total net revenues. In fiscal year 2017, two distributors, Ingram Micro and the Arrow Group, accounted for 13% and 12%, respectively, of the Company’s total net revenues. The Company’s distributor arrangements with the Arrow Group and Ingram Micro consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions.
Revenues by product grouping were as follows for the years ended:

	December 31,
	2019	2018	2017 (4)
	(In thousands)
Net revenues:
Workspace (1)	$2,127,350	$2,024,289	$1,901,952
Networking (2)	750,268	817,193	790,434
Professional services (3)	132,946	132,421	132,300
Total net revenues	$3,010,564	$2,973,903	$2,824,686

(1)Workspace revenues are primarily comprised of sales from the Company’s application virtualization solutions, which include Citrix Workspace, Citrix Virtual Apps and Desktops, the Company's unified endpoint management solutions, which include Citrix Endpoint Management, related license updates and maintenance and support, Citrix Content Collaboration, and cloud offerings.
(2)Networking revenues primarily include Citrix ADC and Citrix SD-WAN, related license updates and maintenance and support and cloud offerings.
(3)Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.
(4)Prior period amounts have not been adjusted under the modified retrospective method of adoption of the revenue recognition standard.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues by Geographic Location
The following table presents revenues by geographic location, for the years ended:

	December 31,
	2019	2018	2017 (1)
	(In thousands)
Net revenues:
Americas	$1,704,763	$1,716,876	$1,644,008
EMEA	991,216	956,365	888,072
APJ	314,585	300,662	292,606
Total net revenues	$3,010,564	$2,973,903	$2,824,686
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method of adoption of the revenue recognition standard.
Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2019, 2018 and 2017 were $161.2 million, $141.9 million and $151.9 million, respectively.
Strategic Service Providers
The Company defines Strategic Service Providers (SSP) as its three historically largest hyperscale Networking customers. The following table summarizes SSP revenue for the years ended:

	December 31,
	2019	2018	2017 (1)
	(In thousands)
Net revenues:
SSP revenue	$119,929	$152,995	$174,881
Non-SSP revenue	2,890,635	2,820,908	2,649,805
Total net revenues	$3,010,564	$2,973,903	$2,824,686
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method of adoption of the revenue recognition standard.

Subscription Revenue
Subscription revenue relates to fees which are generally recognized ratably over the contractual term. The Company's subscription revenue includes Software as a Service (SaaS), which primarily consists of subscriptions delivered via a cloud service whereby the customer does not take possession of the software and hybrid subscription offerings; and non-SaaS, which consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. The Company's hybrid subscription offerings are allocated between SaaS and non-SaaS, which are generally recognized at a point in time. The following table presents subscription revenues by SaaS and non-SaaS components, for the years ended:

	December 31,
	2019	2018	2017 (1)
	(In thousands)
Subscription:
SaaS	$390,774	$273,771	$175,762
Non-SaaS	260,036	181,505	138,973
Total Subscription revenue	$650,810	$455,276	$314,735
(1) As noted above, prior period amounts have not been adjusted under the modified retrospective method of adoption of the revenue recognition standard.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT
Senior Notes
On November 15, 2017, the Company issued $750.0 million of unsecured senior notes due December 1, 2027. The 2027 Notes accrue interest at a rate of 4.500% per annum. Interest on the 2027 Notes is due semi-annually on June 1 and December 1 of each year, beginning on June 1, 2018. The net proceeds from this offering were approximately $741.0 million, after deducting the underwriting discount and estimated offering expenses payable by the Company. Net proceeds from this offering were used to repurchase shares of the Company's common stock through an ASR transaction which the Company entered into with Citibank, N.A. (the "ASR Counterparty") on November 13, 2017. The 2027 Notes will mature on December 1, 2027, unless earlier redeemed in accordance with their terms prior to such date. The Company may redeem the 2027 Notes at its option at any time in whole or from time to time in part prior to September 1, 2027 at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 2027 Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments under such 2027 Notes, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. Among other terms, under certain circumstances, holders of the 2027 Notes may require the Company to repurchase their 2027 Notes upon the occurrence of a change of control prior to maturity for cash at a repurchase price equal to 101% of the principal amount of the 2027 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date.
Credit Facility
On November 26, 2019, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with a group of financial institutions, which amends and restates the Company’s Credit Agreement, dated January 7, 2015. The Credit Agreement provides for a five year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The credit facility bears interest at a rate equal to (a) either (i) a customary London interbank offered rate formula (“LIBOR”) or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s long-term debt rating as set forth in the Credit Agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.11% to 0.20% of the aggregate revolving commitments under the credit facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA or long-term credit rating. During the year ended December 31, 2019, the Company borrowed and repaid $200.0 million under the credit facility. As of December 31, 2019, no amounts were outstanding under the credit facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0, subject to, upon the occurrence of a qualified acquisition, if so elected by the Company, a step-up to 4.0:1.0 for the four fiscal quarters following such qualified acquisition, and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. The Company was in compliance with these covenants as of December 31, 2019.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table includes total interest expense recognized related to the Convertible Notes and 2027 Notes (in thousands):

	Year Ended December 31,
	2019	2018	2017
Contractual interest expense	$35,383	$40,151	$11,406
Amortization of debt issuance costs	1,670	4,663	4,050
Amortization of debt discount	8,272	34,228	34,039
	$45,325	$79,042	$49,495
See Note 6 to the Company's consolidated financial statements for fair value disclosures related to the Company's 2027 Notes.
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
The Warrants expired in ratable portions on a series of expiration dates that commenced on July 15, 2019 and concluded on November 18, 2019. During the year ended December 31, 2019, 14.9 million Warrants were exercised, and the Company delivered 1.0 million shares of its common stock as the volume weighted average stock price was above the Warrant strike price. Additionally, as of December 31, 2019, 5.4 million Warrants expired unexercised on various dates and no Warrants remain outstanding. The Warrants were not marked to market as the value of the Warrants were initially recorded in stockholders' equity and remained classified within stockholders' equity through their expiration.
Subsequent Event
On January 21, 2020, the Company entered into a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto from time to time (collectively, the “Lenders”). The Term Loan Credit Agreement provides the Company with facilities to borrow term loans on an unsecured basis in an aggregate principal amount of up to $1.00 billion, consisting of (i) a $500.0 million 364-day term loan facility (the “364-day Term Loan”), and (ii) a $500.0 million 3-year Term Loan, in each case in a single borrowing, subject to satisfaction of certain conditions set forth in the Term Loan Credit Agreement. The Company borrowed $1.00 billion under the term loans to enter into the ASR transactions for an aggregate of $1.00 billion. See Note 9 for detailed information on the accelerated share repurchase.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Borrowings under the Term Loan Credit Agreement will bear interest at a rate equal to (a) either (i) a customary London interbank offered rate formula (“LIBOR”) or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s non-credit enhanced, senior unsecured long-term debt rating as determined by Moody’s Investors Service, Inc., Standard & Poor’s Financial Services, LLC and Fitch Ratings Inc., in each case as set forth in the Term Loan Credit Agreement.
The Term Loan Credit Agreement includes a covenant limiting the Company’s consolidated leverage ratio to not more than 3.5:1.0, subject to, upon the occurrence of a qualified acquisition, if so elected by the Company, a step-up to 4.0:1.0 for the four fiscal quarters following such qualified acquisition, and a covenant limiting the Company’s consolidated interest coverage ratio to not less than 3.0:1.0. The Term Loan Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control of the Company and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Term Loan Credit Agreement upon the occurrence of any of the events of default. In addition, the Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. In addition, the Term Loan Credit Agreement requires the Company to make prepayments of any net cash proceeds received in connection with the Company issuing or incurring debt or issuing equity, subject to certain ordinary course exceptions described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also contains representations and warranties customary for an unsecured financing of this type.
14. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of December 31, 2019, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized gain on cash flow derivative instruments was $0.9 million at December 31, 2019, and is included in Accumulated other comprehensive loss in the accompanying consolidated balance sheets. The total cumulative unrealized loss on cash flow derivative instruments was $1.0 million at December 31, 2018, and is included in Accumulated other comprehensive loss in the accompanying consolidated balance sheets. See Note 16 for more information related to comprehensive income. The net unrealized gain as of December 31, 2019 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,335	Prepaid expenses and other current assets	$708	Accrued expenses and other current liabilities	$371	Accrued expenses and other current liabilities	$1,811

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$554	Prepaid expenses and other current assets	$56	Accrued expenses and other current liabilities	$1,019	Accrued expenses and other current liabilities	$732
The Effect of Derivative Instruments on Financial Performance

	For the Year ended December 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss
	2019	2018		2019	2018
Foreign currency forward contracts	$1,853	$(3,143)	Operating expenses	$(1,616)	$(699)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Year ended December 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2019	2018
Foreign currency forward contracts	Other income (expense), net	$(1,135)	$7,062

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Outstanding Foreign Currency Forward Contracts
As of December 31, 2019, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 25,900
Brazilian Real	BRL 400
British Pounds Sterling	GBP 4,700
Canadian Dollar	CAD 1,550
Chinese Yuan Renminbi	CNY 57,608
Czech Koruna	CZK 18,700
Danish Krone	DKK 8,900
Euro	EUR 9,864
Hong Kong Dollar	HKD 30,200
Indian Rupee	INR 1,377,000
Japanese Yen	JPY 473,499
Korean Won	KRW 941,600
Singapore Dollar	SGD 17,300
Swedish Krona	SEK 6,200
Swiss Franc	CHF 159,884

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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Income from continuing operations	$681,813	$575,667	$21,985
Loss from discontinued operations, net of income taxes	—	—	(42,704)
Net income (loss)	$681,813	$575,667	$(20,719)
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	130,853	136,030	150,779
Effect of dilutive employee stock awards	2,196	2,653	2,493
Effect of dilutive Convertible Notes	1,422	5,769	2,231
Effect of dilutive warrants	1,024	1,482	—
Denominator for diluted earnings per share - weighted-average shares outstanding	135,495	145,934	155,503

Basic earnings (loss) per share:
Income from continuing operations	$5.21	$4.23	$0.15
Loss from discontinued operations, net of income taxes	—	—	(0.28)
Basic net earnings (loss) per share	$5.21	$4.23	$(0.13)

Diluted earnings (loss) per share:
Income from continuing operations	$5.03	$3.94	$0.14
Loss from discontinued operations, net of income taxes	—	—	(0.27)
Diluted net earnings (loss) per share:	$5.03	$3.94	$(0.13)

For the years ended December 31, 2019 and 2018, the weighted-average number of shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of the Company's warrants, as the average stock price during the year was above the weighted-average warrant strike price of $94.42 and $94.94 per share, respectively. For the year ended 2017, the weighted-average number of shares outstanding used in the computation of diluted earnings per share does not include common stock issuable upon the exercise of the Company's warrants. The effects of these potentially issuable shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive. Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial during the periods presented.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share because upon conversion the Company paid cash up to the aggregate principal amount of the Convertible Notes converted and delivered shares of common stock in respect of the remainder of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes converted. The conversion spread had a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeded the conversion price. For the years ended December 31, 2019, 2018, and 2017, the average market price of the Company's common stock exceeded the conversion price, therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share. See Note 13 to for detailed information on the Convertible Notes offering.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized (loss) gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2018	$(2,946)	$(2,440)	$(985)	$(1,783)	$(8,154)
Other comprehensive income (loss) before reclassifications	—	2,881	237	(1,127)	1,991
Amounts reclassified from accumulated other comprehensive loss	—	(580)	1,616	—	1,036
Net current period other comprehensive income (loss)	—	2,301	1,853	(1,127)	3,027
Balance at December 31, 2019	$(2,946)	$(139)	$868	$(2,910)	$(5,127)
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Year Ended December 31, 2019
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss, net of tax	Affected line item in the Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(580)	Other income (expense), net
Unrealized net losses on cash flow hedges	1,616	Operating expenses *
	$1,036
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
For the years ended December 31, 2019, 2018 and 2017, restructuring charges from continuing operations were comprised of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Employee severance and related costs	$19,581	$2,507	$62,844
Consolidation of leased facilities	2,666	14,218	9,718
Reversal of previous charges	—	—	(187)
Total Restructuring charges	$22,247	$16,725	$72,375
During the years ended December 31, 2019, 2018, and 2017, the Company incurred costs of $22.2 million, $2.5 million, and $53.7 million, respectively, related to initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency. For December 31, 2019, the Company incurred costs of $19.6 million related to employee severance and related costs and $2.7 million related to the consolidation of leased facilities.
In connection with its restructuring initiatives, the Company had previously vacated or consolidated properties and subsequently reassessed its obligations on non-cancelable leases. The fair value estimate of these non-cancelable leases was based on the contractual lease costs over the remaining term, partially offset by estimated future sublease rental income. During the years ended December 31, 2018 and 2017, the Company incurred costs of $14.2 million and $9.7 million, respectively, related to the consolidation of leased facilities.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended December 31, 2017, the Company incurred costs of $8.1 million related to operational initiatives designed to improve infrastructure scalability and cost saving efficiencies. The charges primarily related to employee severance. Activities related to this program were substantially completed as of the first quarter of 2018.
Restructuring accruals
The activity in the Company’s restructuring accruals for the year ended December 31, 2019 is summarized as follows (in thousands):

Total
Balance at January 1, 2019	$45,095
Adjustment for ASC 842	(42,248)
Employee severance and related costs	19,581
Payments	(15,471)
Balance at December 31, 2019	$6,957
As of December 31, 2019, the $7.0 million in outstanding restructuring accruals primarily relate to employee severance and related costs. As a result of the adoption of the new lease standard, the provision for lease losses was reclassified, resulting in a reduction to operating lease right-of-use assets as of January 1, 2019. During the year ended December 31, 2019, the charges for consolidation of leased facilities were recognized as an impairment of the related operating lease right-of-use assets subsequent to the adoption of ASC 842. Refer to Note 2 for additional information on adoption of the lease standard.
18. LEASES
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
The components of lease expense were as follows (in thousands):

		December 31,
		2019
	Classification
Operating lease cost	Operating expenses	$50,163
Variable lease cost	Operating expenses	9,448
Sublease income	Other income (expense), net	(878)
Net lease cost		$58,733

Operating lease expense for the year ended December 31, 2018 totaled approximately $73.8 million, of which $14.2 million related to charges for the consolidation of leased facilities related to restructuring activities. Operating lease expense for the year ended December 31, 2017 totaled approximately $64.3 million, of which $9.7 million related to charges for the consolidation of leased facilities related to restructuring activities.
Supplemental cash flow information related to leases was as follows (in thousands):

December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54,690
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$49,264

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	December 31,
2019
Operating lease right-of-use assets	$206,154

Accrued expenses and other current liabilities	$47,025
Operating lease liabilities	209,382
Total operating lease liabilities	$256,407

Lease Term and Discount Rate

December 31,
2019
Weighted-average remaining lease term (years)
Operating leases	6.1
Weighted-average discount rate
Operating leases	5.04%
Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

Year ending December 31,	Operating Leases
2020	$58,399
2021	52,306
2022	44,562
2023	40,356
2024	40,380
After 2024	61,752
Total lease payments	$297,755
Less: imputed interest	(41,348)
Present value of lease liabilities	$256,407

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. DISCONTINUED OPERATIONS
On January 31, 2017, the Company completed the Spin-off and its financial results are presented as (Loss) income from discontinued operations, net of income tax expense in the consolidated statements of income. The following table presents the financial results of the GoTo Business through the date of the Spin-off for the indicated period and do not include corporate overhead allocations:

2017
(in thousands)
Net revenues	$58,215
Cost of net revenues	15,456
Gross margin	42,759
Operating expenses:
Research and development	9,108
Sales, marketing and services	20,881
General and administrative	7,636
Amortization of other intangible assets	1,176
Restructuring	3,189
Separation	40,573
Total operating expenses	82,563
Loss from discontinued operations before income taxes	(39,804)
Income tax expense	2,900
Loss from discontinued operations, net of income tax	$(42,704)
The Company incurred significant costs in connection with the separation of its GoTo Business, which were primarily included in discontinued operations. These costs relate primarily to third-party advisory and consulting services, retention payments to certain employees, incremental stock-based compensation and other costs directly related to the separation of the GoTo Business. During the year ended December 31, 2017, the Company incurred $0.5 million of separation costs in continuing operations, which are included in General and administrative expense in the accompanying consolidated statements of income.
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

CITRIX SYSTEMS, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2019
Net revenues	$719,143	$748,697	$732,901	$809,823	$3,010,564
Gross margin	611,670	638,218	605,983	690,646	2,546,517
Income from operations	122,844	117,082	110,831	185,361	536,118
Net income	110,348	93,495	270,857	207,113	681,813
Earnings per share - basic	0.84	0.71	2.08	1.59	5.21
Earnings per share - diluted	0.78	0.70	2.04	1.56	5.03
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2018
Net revenues	$697,192	$742,365	$732,476	$801,870	$2,973,903
Gross margin	588,906	633,616	628,559	689,019	2,540,100
Income from operations	165,563	145,147	164,779	202,471	677,960
Net income	144,259	106,833	158,857	165,718	575,667
Earnings per share - basic	1.04	0.79	1.18	1.24	4.23
Earnings per share - diluted	0.99	0.73	1.08	1.15	3.94
The sum of the quarterly net income per share amounts may differ from the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2019
Deducted from asset accounts:
Allowance for doubtful accounts	$3,634	$3,626	$—	(3)	$1,099	(2)	$6,161
Allowance for returns	896	—	5,307	(1)	2,807	(4)	3,396
Valuation allowance for deferred tax assets	85,400	—	42,988	(5)	—		128,388
2018
Deducted from asset accounts:
Allowance for doubtful accounts	$3,420	$3,586	$457	(3)	$3,829	(2)	$3,634
Allowance for returns	1,225	—	1,561	(1)	1,890	(4)	896
Valuation allowance for deferred tax assets	76,789	—	8,611	(5)	—		85,400
2017
Deducted from asset accounts:
Allowance for doubtful accounts	$3,889	$3,917	$9	(3)	$4,395	(2)	$3,420
Allowance for returns	1,994	—	4,890	(1)	5,659	(4)	1,225
Valuation allowance for deferred tax assets	14,156	—	62,633	(5)	—		76,789

(1)Charged against revenues.
(2)Uncollectible accounts written off, net of recoveries.
(3)Adjustments from acquisitions.
(4)Credits issued for returns.
(5)Related to deferred tax assets on foreign tax credits, net operating loss carryforwards, and depreciation.