Form 10-Q
period 2020-03-31
CITRIX SYSTEMS INC
filed 2020-05-05
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No   ☒
As of April 28, 2020, there were 123,450,644 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.
2

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2020

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$524,881	$545,761
Short-term investments, available-for-sale	25,644	43,055
Accounts receivable, net of allowances of $18,374 and $9,557 at March 31, 2020 and December 31, 2019, respectively	700,026	720,359
Inventories, net	17,323	15,898
Prepaid expenses and other current assets	193,179	187,659
Total current assets	1,461,053	1,512,732
Long-term investments, available-for-sale	12,721	16,640
Property and equipment, net	225,098	231,894
Operating lease right-of-use assets	204,974	206,154
Goodwill	1,798,408	1,798,408
Other intangible assets, net	101,132	108,478
Deferred tax assets, net	367,074	361,814
Other assets	160,767	152,806
Total assets	$4,331,227	$4,388,926
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$105,218	$84,538
Accrued expenses and other current liabilities	362,386	331,680
Income taxes payable	65,989	60,036
Current portion of deferred revenues	1,340,456	1,352,333
Total current liabilities	1,874,049	1,828,587
Long-term portion of deferred revenues	414,347	443,458
Long-term debt	1,730,961	742,926
Long-term income taxes payable	259,391	259,391
Operating lease liabilities	201,336	209,382
Other liabilities	70,072	67,526
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 320,437 and 318,760 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	320	319
Additional paid-in capital	6,125,589	6,249,065
Retained earnings	4,794,964	4,660,145
Accumulated other comprehensive loss	(7,810)	(5,127)
	10,913,063	10,904,402
Less - common stock in treasury, at cost (197,436 and 188,693 shares at March 31, 2020 and December 31, 2019, respectively)	(11,131,992)	(10,066,746)
Total stockholders' (deficit) equity	(218,929)	837,656
Total liabilities and stockholders' (deficit) equity	$4,331,227	$4,388,926
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share information)
Revenues:
Subscription	$268,236	$141,606
Product and license	172,858	135,022
Support and services	419,851	442,515
Total net revenues	860,945	719,143
Cost of net revenues:
Cost of subscription, support and services	86,040	71,428
Cost of product and license revenues	21,256	25,744
Amortization of product related intangible assets	8,281	10,301
Total cost of net revenues	115,577	107,473
Gross margin	745,368	611,670
Operating expenses:
Research and development	134,458	130,263
Sales, marketing and services	326,109	274,655
General and administrative	80,099	77,547
Amortization of other intangible assets	702	3,529
Restructuring	2,453	2,832
Total operating expenses	543,821	488,826
Income from operations	201,547	122,844
Interest income	1,605	9,674
Interest expense	(14,611)	(18,033)
Other income, net	2,098	3,699
Income before income taxes	190,639	118,184
Income tax expense	9,417	7,836
Net income	$181,222	$110,348
Earnings per share:
Basic	$1.45	$0.84
Diluted	$1.42	$0.78
Weighted average shares outstanding:
Basic	124,737	131,483
Diluted	127,577	141,025

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income	$181,222	$110,348
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains	155	2,188
Less: reclassification adjustment for net gains included in net income	(13)	(558)
Net change (net of tax effect)	142	1,630

Gain on pension liability	8	—

Cash flow hedges:
Change in unrealized (losses) gains	(2,585)	147
Less: reclassification adjustment for net (gains) losses included in net income	(248)	894
Net change (net of tax effect)	(2,833)	1,041
Other comprehensive (loss) income	(2,683)	2,671
Comprehensive income	$178,539	$113,019

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating Activities
Net income	$181,222	$110,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	53,701	62,472
Stock-based compensation expense	58,323	65,234
Deferred income tax (benefit) expense	(5,575)	23,993
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	2,794	(1,939)
Other non-cash items	7,871	845
Total adjustments to reconcile net income to net cash provided by operating activities	117,114	150,605
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	11,314	204,406
Inventories	(1,944)	(1,876)
Prepaid expenses and other current assets	(7,029)	17,534
Other assets	(23,277)	(15,891)
Income taxes, net	7,011	(49,379)
Accounts payable	20,529	6,134
Accrued expenses and other current liabilities	17,149	(81,979)
Deferred revenues	(40,989)	(77,855)
Other liabilities	3,147	5,519
Total changes in operating assets and liabilities, net of the effects of acquisitions	(14,089)	6,613
Net cash provided by operating activities	284,247	267,566
Investing Activities
Purchases of available-for-sale investments	(4,420)	(7,094)
Proceeds from sales of available-for-sale investments	—	772,954
Proceeds from maturities of available-for-sale investments	25,755	134,325
Purchases of property and equipment	(10,503)	(17,277)
Cash paid for licensing agreements, patents and technology	(1,682)	(590)
Other	884	575
Net cash provided by investing activities	10,034	882,893
Financing Activities
Proceeds from term loan credit agreement, net of issuance costs	998,846	—
Repayment of term loan credit agreement	(750,000)	—
Proceeds from 2030 Notes, net of issuance costs	738,107	—
Stock repurchases, net	(999,903)	(93,805)
Accelerated share repurchase program	(200,000)	—
Cash paid for tax withholding on vested stock awards	(54,247)	(17,662)
Cash paid for dividends	(42,839)	(46,024)
Net cash used in financing activities	(310,036)	(157,491)
Effect of exchange rate changes on cash and cash equivalents	(5,125)	945
Change in cash and cash equivalents	(20,880)	993,913
Cash and cash equivalents at beginning of period	545,761	618,766
Cash and cash equivalents at end of period	$524,881	$1,612,679
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. However, during the three months ended March 31, 2020, this trend was impacted by the novel coronavirus ("COVID-19") pandemic, and the Company's first quarter revenues were higher than the fourth quarter of 2019 due to the Company's decision to make limited use Workspace licenses of Citrix Workspace available in the form of shorter-duration, discounted on-premises term offerings to quickly help the Company's customers with their immediate business needs. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific and Japan (“APJ”). All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
The Company's revenues are derived from sales of its Workspace and Networking solutions, and related Support and services. The Company operates under one reportable segment. See Note 10 for more information on the Company's segment.
2. SIGNIFICANT ACCOUNTING POLICIES
During the first quarter of 2020, the Company adopted new accounting guidance related to current expected credit losses and fair value measurements, which are described below. There have been no other significant changes in the Company’s accounting policies during the three months ended March 31, 2020 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
Current Expected Credit Losses
In June 2016, the Financial Accounting Standards Board issued an accounting standard update on the measurement of credit losses on financial instruments. Previously, credit losses were measured using an incurred loss approach when it was probable that a credit loss had been incurred. The new guidance changes the credit loss model from an incurred loss to an expected loss approach. It requires the application of a current expected credit loss (“CECL”) impairment model to financial assets measured at amortized cost (including trade accounts receivable) and certain off-balance-sheet credit exposures. Under the CECL model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. The standard also changes the impairment model for available-for-sale debt securities, eliminating the concept of other than temporary impairment and requiring credit losses to be recorded through an allowance for credit losses. The amount of the allowance for credit losses for available-for-sale debt securities is limited to the amount by which fair value is below amortized cost. The Company adopted this standard as of January 1, 2020 using the required modified retrospective adoption method. Results for periods beginning after January 1, 2020 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported under the previous accounting guidance. Adoption of the new standard did not have a material impact on the Company's condensed consolidated financial position, results of operations and cash flows. See Note 5 for additional information regarding the Company’s allowance for credit losses.

Fair Value Measurements
In August 2018, the Financial Accounting Standards Board issued an accounting standard update on fair value measurements. The new guidance modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements. The Company adopted this standard as of January 1, 2020, and it did not have a material impact on the Company's condensed consolidated financial position, results of operations and cash flows.
Income Taxes
In December 2019, the Financial Accounting Standards Board issued an accounting standard update on income taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The new standard will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial position, results of operations and cash flows.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the Financial Accounting Standards Board issued an accounting standard update to guidance applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic of the codification as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial position, results of operations and cash flows.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates made by management include estimation for reserves for legal contingencies, the standalone selling price related to revenue recognition, the provision for credit losses related to accounts receivable, contract assets, and available-for-sale debt securities, the provision to reduce obsolete or excess inventory to market, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, net realizable value of product related and other intangible assets, the provision for income taxes, valuation allowance for deferred tax assets, uncertain tax positions, and the amortization and depreciation periods for contract acquisition costs, intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.
Available-for-sale Investments
Short-term and long-term available-for-sale investments in debt securities as of March 31, 2020 and December 31, 2019 primarily consist of agency securities, corporate securities and government securities. Investments classified as available-for-sale debt securities are stated at fair value, with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize unrealized changes in the fair value of its available-for-sale debt securities in income unless a security is deemed to be impaired.
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
Subscription
Subscription revenues primarily consist of cloud-hosted offerings, which provide customers a right to access one or more of the Company’s cloud-hosted subscription offerings, with routine customer support, as well as revenues from the Citrix Service Provider ("CSP") program and on-premise subscription software licenses. For the Company’s cloud-hosted performance obligations, revenue is generally recognized on a ratable basis over the contract term beginning on the date that the Company's service is made available to the customer, as the Company continuously provides online access to the web-based software that the customer can use at any time. The CSP program provides subscription-based services in which the CSP partners host software services to their end users.
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

The Company’s typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied
Subscription
Cloud-hosted offerings	Over the contract term, beginning on the date that service is made available to the customer (over time)
CSP	As the usage occurs (over time)
On-premise subscription software licenses	When software activation keys have been made available for download (point in time)
Product and license
Software licenses	When software activation keys have been made available for download (point in time)
Hardware	When control of the product passes to the customer; typically upon shipment (point in time)
Support and services
License updates and maintenance	Ratably over the course of the service term (over time)
Professional services	As the services are provided (over time)
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
The standalone selling price is the price at which the Company would sell a promised product or service separately to the customer. For the majority of the Company's software licenses and hardware, CSP and on-premise subscription software licenses, the Company uses the observable price in transactions with multiple performance obligations. For the majority of the Company’s support and services, and cloud-hosted subscription offerings, the Company uses the observable price when the Company sells that support and service or cloud-hosted subscription separately to similar customers. If the standalone selling price for a performance obligation is not directly observable, the Company estimates it. The Company estimates a standalone selling price by taking into consideration market conditions, economics of the offering and customers’ behavior. The Company maximizes the use of observable inputs and applies estimation methods consistently in similar circumstances. The Company allocates the transaction price to each distinct performance obligation on a relative standalone selling price basis.
Revenues are recognized when control of the promised products or services are transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services.
Sales tax
The Company records revenue net of sales tax.
Timing of revenue recognition

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Products and services transferred at a point in time	$279,411	$162,964
Products and services transferred over time	581,534	556,179
Total net revenues	$860,945	$719,143

Contract balances
The Company's short-term and long-term contract assets, net of allowance for credit losses, were $15.1 million and $23.1 million, respectively, as of March 31, 2020. The Company's short-term and long-term contract assets were $12.2 million and $20.5 million, respectively, as of December 31, 2019. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.34 billion and $414.3 million, respectively, as of March 31, 2020 and $1.35 billion and $443.5 million, respectively, as of December 31, 2019. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three months ended March 31, 2020, the Company recognized $453.2 million of revenue that was included in the deferred revenue balance as of December 31, 2019.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no material asset impairment charges related to contract assets for either the three months ended March 31, 2020 or March 31, 2019.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$908,868	$100,613	$1,308	$1,010,789
Support and services	1,482,290	39,371	1,599	1,523,260
Total net revenues	$2,391,158	$139,984	$2,907	$2,534,049
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
For the three months ended March 31, 2020 and March 31, 2019, the Company recorded amortization of capitalized contract acquisition costs of $13.1 million and $10.7 million, respectively, which is recorded in Sales, marketing and services expense in the accompanying condensed consolidated statements of income. The Company's short-term and long-term contract acquisition costs were $52.9 million and $89.3 million, respectively, as of March 31, 2020, and $50.4 million and $81.0 million, respectively, as of December 31, 2019, and are included in Prepaid and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. There was no impairment loss in relation to costs capitalized during either the three months ended March 31, 2020 or March 31, 2019.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income	$181,222	$110,348
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	124,737	131,483
Effect of dilutive employee stock awards	2,840	2,834
Effect of dilutive Convertible Notes	—	5,016
Effect of dilutive warrants	—	1,692
Denominator for diluted earnings per share - weighted-average shares outstanding	127,577	141,025

Basic earnings per share	$1.45	$0.84

Diluted earnings per share	$1.42	$0.78
For the three months ended March 31, 2020, there were no weighted-average number of shares outstanding used in the computation of diluted earnings per share for the Company's warrants, as they expired on November 18, 2019. For the three months ended March 31, 2019, the weighted-average number of shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of the Company's warrants, as the average stock price during the quarter was above the weighted-average warrant strike price of $94.62 per share. Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial during the periods presented. The Company used the treasury stock method to consider the dilutive effect of the forward sale contract related to the accelerated share repurchase transactions ("ASR") entered into in January 2020, and determined that the forward sale contract was anti-dilutive in calculating dilutive EPS.
The Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share because upon conversion the Company paid cash up to the aggregate principal amount of the Convertible Notes converted and delivered shares of common stock in respect of the remainder of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes converted. The conversion spread had a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeded the conversion price. For the three months ended March 31, 2020, there was no dilution as the Convertible Notes matured on April 15, 2019. For the three months ended March 31, 2019, the average market price of the Company's common stock exceeded the conversion price; therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share.

5. CREDIT LOSSES
The Company is exposed to credit losses primarily through its accounts receivable, contract assets and investments in available-for-sale debt securities. See Note 3 for additional information related to the Company's contract assets. See Note 6 for additional information related to the Company's available-for-sale debt securities.
Accounts receivable, net
The Company's accounts receivable, which are typically due within one year, consist of the following (in thousands):

March 31, 2020
Accounts receivable, gross	$718,400
Less: allowance for returns	(5,052)
Less: allowance for credit losses	(13,322)
Accounts receivable, net	$700,026
The allowance for credit losses on accounts receivable is determined using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are judgmentally determined using loss rates based on historical write-offs by geography and customer accounts subject to credit check versus non-credit check status and consideration of recent forecasted information, including underlying economic expectations. The credit loss reserves are updated quarterly for most recent write-offs and collections information and underlying economic expectations, which for the first quarter of 2020 included consideration of the current and expected future economic and market conditions surrounding the COVID-19 pandemic. The Company will compare its current estimate of expected credit losses with the estimate of credit losses from the prior period and will report in net income the amount necessary to adjust the allowance for current expected credit losses. The Company recorded $6.2 million of credit loss expense during the three months ended March 31, 2020, which is included within General and administrative expenses in the accompanying condensed consolidated statements of income.
The activity in the Company's allowance for credit losses for the three months ended March 31, 2020 is summarized as follows (in thousands):

Total
Balance of allowance for credit losses at January 1, 2020	$6,161
Adjustment for ASC 326 adoption	1,245
Current period provision for expected losses	6,232
Write-offs charged against allowance	(316)
Balance of allowance for credit losses at March 31, 2020	$13,322
As of March 31, 2020, one distributor, the Arrow Group, accounted for 16% of the Company's total gross accounts receivable.
Available-for-sale Investments
The allowance for credit losses on the Company's investment in available-for-sale debt securities is determined using a quantitative discounted cash flow analysis if impairment triggers exist after a qualitative screen is completed. Impairment on available-for-sale debt securities is determined on an individual security basis and the security is subject to impairment when its fair value declines below its amortized cost basis. If the fair value is less than the amortized cost basis, management must then determine whether it intends to sell the security or whether it is more likely than not that it will be required to sell the security before it recovers its value. If management intends to sell the security or will more-likely-than-not be required to sell the impaired security before it recovers its value, a credit loss is recorded to Other income, net in the accompanying condensed consolidated statement of income. If management does not intend to sell the security, nor will it more-likely-than-not be required to sell the security before the security recovers its value, management must then determine whether the loss is due to credit loss or other factors. For impairment indicators due to credit loss factors, management establishes an allowance for credit losses with a charge to Other income, net. On the contrary, for impairment indicators due to other factors, management records the loss with a charge to Other comprehensive loss.
Upon adoption of the credit loss standard, the Company established an allowance for credit losses and did not have any credit loss expense recorded for the three months ended March 31, 2020. See Note 6 for more information on allowances for credit losses related to available-for-sale debt securities.

The Company has available-for-sale debt securities that have fair values below amortized cost; however, the Company does not consider a credit allowance necessary as (i) the Company does not intend to sell the securities, (ii) it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, and (iii) the unrealized losses are due to market factors rather than credit loss factors.
6. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	March 31, 2020
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Agency securities	$811	$3	$—	$—	$814
Corporate securities	37,697	12	(11)	(147)	37,551
Total	$38,508	$15	$(11)	$(147)	$38,365

	December 31, 2019
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$1,681	$1	$—	$1,682
Corporate securities	49,027	6	(149)	48,884
Government securities	9,124	5	—	9,129
Total	$59,832	$12	$(149)	$59,695
The change in net unrealized gains (losses) on available-for-sale securities recorded in Other comprehensive (loss) income includes unrealized gains (losses) that arose from changes in market value, excluding credit-related factors, of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales, and prepayments of available-for-sale investments purchased at a premium. See Note 13 for more information related to comprehensive income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2020 were approximately five months and two years, respectively.
For the three months ended March 31, 2020, the Company did not receive any proceeds from the sales of available-for-sale investments. For the three months ended March 31, 2019, the Company received proceeds from the sales of available-for-sale investments of $773.0 million.
Realized and Unrealized Gains and Losses on Available-for-sale Investments
For the three months ended March 31, 2020, the Company did not have any realized gain on available-for-sale investments. For the three months ended March 31, 2019, the Company had $1.0 million of realized gains on available-for-sale investments.
Effective January 1, 2020, the new CECL guidance requires the recognition of an allowance for estimated credit losses on investments in available-for-sale debt securities. For the three months ended March 31, 2020, the Company did not have any realized losses on available-for-sale investments. For the three months ended March 31, 2019, the Company had realized losses on available-for-sale investments of $0.4 million. Realized losses primarily related to sales of these investments during the respective periods. All realized gains and losses related to the sales of available-for-sale investments are included in Other income, net, in the accompanying condensed consolidated statements of income.
As of December 31, 2019, the Company's gross unrealized losses on available-for-sale investments were $0.1 million and were not deemed to be other-than-temporarily impaired under the prior accounting guidance.

Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of $12.7 million and $12.3 million as of March 31, 2020 and December 31, 2019, respectively, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly. During the three months ended March 31, 2020, the Company determined there was an upward adjustment of $1.8 million to one of the Company's investments in a privately-held company without a readily determinable fair value based on an observable input, specifically its ability to obtain additional financing at a favorable valuation. During the three months ended March 31, 2019, the Company determined that there were no material adjustments resulting from observable price changes to the Company's investments in privately-held companies without a readily determinable fair value. The fair value of these investments represents a Level 3 valuation as the assumptions used in valuing these investments are not directly or indirectly observable. See Note 7 for detailed information on fair value measurements.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $10.2 million and $11.2 million as of March 31, 2020 and December 31, 2019, respectively, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. These private equity funds focus on making venture capital investments, principally by investing in equity securities of early and late stage privately-held corporations. The funds’ general partner shall determine the amount, timing and form (whether cash or in kind) of all distributions made by the funds. The Company may only transfer its investments in private equity fund interests subject to the general partner’s written consent and cannot trade its fund interests in established securities markets, secondary markets or equivalents thereof. The Company has unfunded commitments of $0.7 million as of March 31, 2020.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$390,789	$390,789	$—	$—
Money market funds	132,421	132,421	—	—
Corporate securities	1,671	—	1,671	—
Available-for-sale securities:
Agency securities	814	—	814	—
Corporate securities	37,551	—	36,551	1,000
Prepaid expenses and other current assets:
Foreign currency derivatives	919	—	919	—
Total assets	$564,165	$523,210	$39,955	$1,000
Accrued expenses and other current liabilities:
Foreign currency derivatives	3,904	—	3,904	—
Total liabilities	$3,904	$—	$3,904	$—

	As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$474,756	$474,756	$—	$—
Money market funds	42,019	42,019	—	—
Agency securities	19,993	—	19,993	—
Corporate securities	8,993	—	8,993	—
Available-for-sale securities:
Agency securities	1,682	—	1,682	—
Corporate securities	48,884	—	47,884	1,000
Government securities	9,129	—	9,129	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,889	—	1,889	—
Total assets	$607,345	$516,775	$89,570	$1,000
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,390	—	1,390	—
Total liabilities	$1,390	$—	$1,390	$—
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

Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended March 31, 2020, certain direct investments in privately-held companies with a carrying value of $1.3 million were determined to be impaired and written down to a fair value of zero, resulting in an impairment charge of $1.3 million. The impairment charge was included in Other income, net in the accompanying condensed consolidated statements of income.
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
As of March 31, 2020, the fair value of the $750.0 million unsecured senior notes due March 1, 2030 (the "2030 Notes") and $750.0 million unsecured senior notes due December 1, 2027 (the “2027 Notes") was determined based on inputs that are observable in the market (Level 2). Based on the closing trading price per $100 as of the last day of trading for the quarter ended March 31, 2020, the carrying value was as follows (in thousands):

	Fair Value	Carrying Value
2030 Notes	$709,020	$738,221
2027 Notes	$767,333	$743,149
See Note 11 for more information on the 2030 Notes and 2027 Notes.
8. STOCK-BASED COMPENSATION
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2020, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was approved at the Company's Annual Meeting of Stockholders on June 22, 2017. In March 2019, the Company's Board of Directors adopted an amendment to the 2014 Plan, which was approved at the Company's Annual Meeting of Stockholders on June 4, 2019. The Company’s superseded stock plans with outstanding awards include the Amended and Restated 2005 Equity Incentive Plan.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. ISOs, NSOs, and SARs are not currently being granted. Pursuant to the June 2019 amendment, the maximum number of shares of common stock available for issuance under the 2014 Plan was reduced to 43,400,000. In addition, the amendment removed the fungible share adjustment used to determine shares available for issuance. Under the original terms of the 2014 Plan, shares available for issuance were adjusted by a 2.75 fungible share factor. Pursuant to the amendment, beginning on June 4, 2019, each share award granted under the 2014 Plan reduces the share reserve by one share and all share awards granted on June 4, 2019 and thereafter that are later forfeited, canceled or terminated are returned to the share reserve in the same manner. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of March 31, 2020, there were 11,183,427 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans, including authorization under its 2014 Plan to grant stock-based awards covering 6,580,166 shares of common stock.
In December 2014, the Company’s Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company’s Annual Meeting of Stockholders held on May 28, 2015. Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the

Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company's common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of March 31, 2020, 2,438,105 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plan of $2.1 million and $2.9 million for the three months ended March 31, 2020 and 2019, respectively.
The Company used the Black-Scholes model to estimate the fair value of the 2015 ESPP awards with the following weighted-average assumptions:

Three Months Ended
	March 31, 2020	March 31, 2019
Expected volatility factor	0.21 - 0.22	0.26 - 0.29
Risk free interest rate	1.56% - 2.06%	2.19% - 2.49%
Expected dividend yield	1.20% - 1.39%	1.27% - 1.31%
Expected life (in years)	0.5	0.5
The Company determined the expected volatility factor by considering the implied volatility in six-month market-traded options of the Company's common stock based on third-party volatility quotes. The Company's decision to use implied volatility was based upon the availability of actively traded options on the Company's common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options. The current dividend yield has been updated for expected dividend yield payout. The expected term is based on the term of the purchase period for grants made under the ESPP.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended
Income Statement Classifications	March 31, 2020	March 31, 2019
Cost of subscription, support and services	$2,762	$2,202
Research and development	21,596	27,837
Sales, marketing and services	20,386	19,926
General and administrative	13,579	15,269
Total	$58,323	$65,234

Non-vested Stock Units
Service-Based Stock Units
The Company awards senior level employees, certain other employees and new non-employee directors, non-vested stock units granted under the 2014 Plan that vest based on service. The majority of these non-vested stock unit awards generally vest 33.33% on each anniversary subsequent to the date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its continuing non-employee directors, which represent the right to receive one share of the Company's common stock upon vesting. Previously, non-vested stock unit awards granted to the Company's continuing non-employee directors vested monthly in 12 equal installments. Beginning in 2020, new awards granted to non-employee directors will vest in full in one installment on the earlier of: (i) the first anniversary of the award date or (ii) the day immediately prior to the Company’s next annual meeting of the stockholders following the award date.

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
In February 2019, the Company had awarded certain senior level employees 93,500 non-vested performance stock units granted under the 2014 Plan. The number of non-vested stock units underlying the award were to be determined within sixty days following the completion of the performance period ending December 31, 2020 and were based on the achievement of specific corporate financial performance goals between the fiscal years ended December 31, 2018 and December 31, 2020. The Company was required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that would have ultimately been awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represented the right to receive one share of the Company’s common stock. Compensation expense would have been recorded through the end of the performance period on December 31, 2020 if it were deemed probable that the performance goals would have been met. In January 2020, the non-vested performance stock units were cancelled pursuant to a forfeiture agreement executed by each holder in return for nominal cash consideration. The impact of the cancellation was not material to the consolidated financial statements.
Unrecognized Compensation Related to Stock Units
As of March 31, 2020, the total number of non-vested stock units outstanding, including company performance awards and service-based awards was 4,554,233. As of March 31, 2020, there was $329.0 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost of the awards legally granted through March 31, 2020 is expected to be recognized over a weighted-average period of 1.68 years.
Subsequent Event
On April 1, 2020, the Company awarded senior level employees and certain other employees 1,749,687 non-vested stock units granted under the 2014 Plan that vest based on service. These non-vested stock unit awards vest 33.33% on each of the first, second and third anniversary subsequent to the grant date of the award.
Additionally, on April 1, 2020, the Company awarded senior level employees 294,605 non-vested performance stock unit awards granted under the 2014 Plan. The number of non-vested stock units underlying the award will be determined within sixty days following completion of the performance period ending December 31, 2022 and will be based on the achievement of specific corporate financial performance goals related to the Company’s annualized recurring revenue (ARR) growth measured during the period from January 1, 2020 to December 31, 2022. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Compensation expense will be recorded through the end of the performance period on December 31, 2022 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
Furthermore, on April 6, 2020, the Company awarded certain senior level employees 90,756 non-vested performance stock unit awards granted under the 2014 Plan that vest based on the Company’s ARR growth during the relevant performance periods, which span January 1, 2020 through December 31, 2021. The number of non-vested stock units issued upon the vesting of the award will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-

vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Compensation expense will be recorded through the end of the performance period on December 31, 2021 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
The April 1, 2020 and April 6, 2020 awards were accounted for as stock-settled debt as of March 31, 2020, as the dollar value of the awards was approved before the grant date and constitutes a fixed dollar value of awards that will be settled in a variable number of non-vested stock units on their respective grant dates. As of March 31, 2020, the Company recognized expense totaling $4.8 million related to these awards. Total unrecognized cost related to these awards as of March 31, 2020 was $290.3 million, which is expected to be recognized over a weighted-average period of 2.96 years for the April 1, 2020 awards and 1.74 years for the April 6, 2020 awards.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The Company performed a qualitative assessment in connection with its annual goodwill impairment test in the fourth quarter of 2019. As a result of the qualitative analysis, a quantitative impairment test was not deemed necessary. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2019. The balance of goodwill at March 31, 2020 and December 31, 2019 was $1.80 billion.
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
Intangible assets consist of the following (in thousands):

	March 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$736,610	$641,914	$734,973	$633,633
Other	187,173	180,737	187,173	180,035
Total	$923,783	$822,651	$922,146	$813,668
Amortization of product related intangible assets, which consists primarily of product related technologies and patents, was $8.3 million and $10.3 million for the three months ended March 31, 2020 and 2019, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $0.7 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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

Estimated future amortization expense of intangible assets with finite lives as of March 31, 2020 is as follows (in thousands):

Year ending December 31,
2020 (remaining nine months)	$26,291
2021	23,033
2022	20,834
2023	16,567
2024	5,533
Thereafter	8,874
Total	$101,132

10. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net revenues:
Workspace (1)	$653,716	$514,607
Networking (2)	179,934	171,233
Professional services (3)	27,295	33,303
Total net revenues	$860,945	$719,143

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
Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net revenues:
Americas	$484,115	$401,147
EMEA	293,647	236,813
APJ	83,183	81,183
Total net revenues	$860,945	$719,143

Strategic Service Providers
The Company defines Strategic Service Providers (SSP) as its three historically largest hyperscale Networking customers. The following table summarizes SSP revenue for the following periods (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net revenues:
SSP revenue	$19,843	$22,101
Non-SSP revenue	841,102	697,042
Total net revenues	$860,945	$719,143

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

	Three Months Ended
	March 31,
	2020	2019
Subscription:
SaaS	$122,570	$85,447
Non-SaaS	145,666	56,159
Total Subscription revenue	$268,236	$141,606

11. DEBT
Term Loan Credit Agreement
On January 21, 2020, the Company entered into a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto from time to time (collectively, the “Lenders”). The Term Loan Credit Agreement provides the Company with facilities to borrow term loans on an unsecured basis in an aggregate principal amount of up to $1.00 billion, consisting of (i) a $500.0 million 364-day term loan facility (the “364-day Term Loan”), and (ii) a $500.0 million 3-year term loan (the “3-year Term Loan”), in each case in a single borrowing, subject to satisfaction of certain conditions set forth in the Term Loan Credit Agreement. On January 30, 2020, the Company borrowed $1.00 billion under the term loans and used the proceeds to enter into the ASR with each of Goldman Sachs & Co. LLC and Wells Fargo Bank, National Association (each, a "Dealer") for an aggregate of $1.00 billion. See Note 15 for detailed information on the accelerated share repurchase.
Borrowings under the Term Loan Credit Agreement bear interest at a rate equal to (a) either (i) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s non-credit enhanced, senior unsecured long-term debt rating as determined by Moody’s Investors Service, Inc., Standard & Poor’s Financial Services, LLC and Fitch Ratings Inc., in each case as set forth in the Term Loan Credit Agreement.
The Term Loan Credit Agreement includes a covenant limiting the Company’s consolidated leverage ratio to not more than 3.5:1.0, subject to, upon the occurrence of a qualified acquisition, if so elected by the Company, a step-up to 4.0:1.0 for the four fiscal quarters following such qualified acquisition, and a covenant limiting the Company’s consolidated interest coverage ratio to not less than 3.0:1.0. The Term Loan Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control of the Company and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Term Loan Credit Agreement upon the occurrence of any of the events of default. In addition, the Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. In addition, the Term Loan Credit Agreement requires the Company to make prepayments of any net cash proceeds received in connection with the Company issuing or incurring debt or issuing equity, subject to certain ordinary course exceptions described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also contains representations and warranties customary for an unsecured financing of this type. The Company was in compliance with these covenants as of March 31, 2020.
Senior Notes
On February 25, 2020, the Company issued $750.0 million of unsecured senior notes due March 1, 2030. The 2030 Notes accrue interest at a rate of 3.300% per annum. Interest on the 2030 Notes is due semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The net proceeds from this offering were approximately $738.1 million, after deducting the underwriting discount and estimated offering expenses payable by the Company. Net proceeds from this offering were primarily used to repay amounts outstanding under the Company's unsecured Term Loan Credit Agreement. The 2030 Notes will mature on March 1, 2030, unless earlier redeemed in accordance with their terms prior to such date. The Company may redeem the 2030 Notes at its option at any time in whole or from time to time in part prior to December 1, 2029 at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 2030 Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of such Notes under such 2030 Notes, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. At any time on or after December 1, 2029, the redemption price shall be equal to 100% of the aggregate principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. Among other terms, under certain circumstances, holders of the 2030 Notes may require the Company to repurchase their 2030 Notes upon the occurrence of a change of control prior to maturity for cash at a repurchase price equal to 101% of the principal amount of the 2030 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date.
During the three months ended March 31, 2020, the Company used the net proceeds from the 2030 Notes and cash to repay $500.0 million under the 364-day Term Loan and $250.0 million under the 3-year Term Loan. As of March 31, 2020, $250.0 million in principal amount was outstanding under the 3-year Term Loan.
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
Credit Facility
On November 26, 2019, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with a group of financial institutions, which amends and restates the Company’s Credit Agreement, dated January 7, 2015. The Credit Agreement provides for a five year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The credit facility bears interest at a rate equal to (a) either (i) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s long-term debt rating as set forth in the Credit

Agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.11% to 0.20% of the aggregate revolving commitments under the credit facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA or long-term credit rating. As of March 31, 2020, no amounts were outstanding under the credit facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0, subject to, upon the occurrence of a qualified acquisition, if so elected by the Company, a step-up to 4.0:1.0 for the four fiscal quarters following such qualified acquisition, and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. The Company was in compliance with these covenants as of March 31, 2020.
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
The following table includes total interest expense recognized related to the Term Loan Credit Facility, the 2030 Notes, the 2027 Notes and the Convertible Notes (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Contractual interest expense	$13,430	$9,893
Amortization of debt issuance costs	995	989
Amortization of debt discount	88	6,987
	$14,513	$17,869
See Note 7 for fair value disclosures related to the Company's 2030 and 2027 Notes.
Convertible Note Hedge and Warrant Transactions
To minimize the impact of potential dilution upon conversion of the Convertible Notes, the Company entered into convertible note hedge transactions relating to approximately 16.0 million shares of common stock (the "Bond Hedges") and also entered into separate warrant transactions (the "Warrant Transactions") with each of the Option Counterparties relating to approximately 16.0 million shares of common stock to offset any payments in cash or shares of common stock at the Company’s election. As a result of the spin-off of its GoTo Business in January 2017, the number of shares of the Company's common stock covered by the Bond Hedges and Warrant Transactions was adjusted to approximately 20.0 million shares.
As noted above, the Bond Hedges reduced the dilution upon conversion of the Convertible Notes, as the market price per share of common stock, as measured under the terms of the Bond Hedges, was greater than the strike price of the Bond Hedges, which initially corresponded to the conversion price of the Convertible Notes and was subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions would have separately had a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeded the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”).

The Warrants expired in ratable portions on a series of expiration dates that commenced on July 15, 2019 and concluded on November 18, 2019, and no Warrants remain outstanding. The Warrants were not marked to market as the value of the Warrants were initially recorded in stockholders' equity and remained classified within stockholders' equity through their expiration. During the three months ended March 31, 2019, the strike price of the Warrants was adjusted to $94.62 per share and the number of shares of the Company's common stock covered by the Warrant Transactions was adjusted to approximately 20.1 million shares as a result of the cash dividend paid in March 2019. As of March 31, 2019, no warrants were exercised.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of March 31, 2020, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
Generally, when the dollar is weak, foreign currency denominated expenses will be higher, and these higher expenses will be partially offset by the gains realized from the Company’s hedging contracts. Conversely, if the dollar is strong, foreign currency denominated expenses will be lower. These lower expenses will in turn be partially offset by the losses incurred from the Company’s hedging contracts. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Gains and losses on derivatives that are designated as cash flow hedges are initially reported as a component of Accumulated other comprehensive loss and are subsequently recognized in income when the hedged exposure is recognized in income. Gains and losses from changes in fair values of derivatives that are not designated as hedges are recognized in Other income, net.
The total cumulative unrealized loss on cash flow derivative instruments was $2.0 million at March 31, 2020, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The total unrealized gain on cash flow derivative instruments was $0.9 million at December 31, 2019, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 13 for more information related to comprehensive income. The net unrealized loss as of March 31, 2020 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
Derivatives not Designated as Hedging Instruments
A substantial portion of the Company’s overseas assets and liabilities are and will continue to be denominated in local currencies. To protect against fluctuations in earnings caused by changes in currency exchange rates when remeasuring the Company’s balance sheet, the Company utilizes foreign exchange forward contracts to hedge its exposure to this potential volatility. These contracts are not designated for hedge accounting treatment under the authoritative guidance. Accordingly, changes in the fair value of these contracts are recorded in Other income, net.

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$354	Prepaid expenses and other current assets	$1,335	Accrued expenses and other current liabilities	$2,544	Accrued expenses and other current liabilities	$371

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$565	Prepaid expenses and other current assets	$554	Accrued expenses and other current liabilities	$1,360	Accrued expenses and other current liabilities	$1,019
The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended March 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss
	2020	2019		2020	2019
Foreign currency forward contracts	$(2,833)	$1,041	Operating expenses	$248	$(894)

	For the Three Months Ended March 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2020	2019
Foreign currency forward contracts	Other income, net	$3,758	$(1,396)

Outstanding Foreign Currency Forward Contracts
As of March 31, 2020, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 39,600
Brazilian Real	BRL 1,000
Pounds Sterling	GBP 9,000
Canadian Dollar	CAD 1,450
Chinese Yuan Renminbi	CNY 26,452
Czech Koruna	CZK 18,600
Danish Krone	DKK 3,400
Euro	EUR 6,802
Hong Kong Dollar	HKD 35,000
Indian Rupee	INR 1,203,000
Japanese Yen	JPY 400,999
Korean Won	KRW 1,682,000
Singapore Dollar	SGD 17,100
Swedish Krona	SEK 800
Swiss Franc	CHF 164,097

13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized (loss) gain on available-for-sale securities	Unrealized gain (loss) on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2019	$(2,946)	$(139)	$868	$(2,910)	$(5,127)
Other comprehensive income (loss) before reclassifications	—	155	(2,585)	8	(2,422)
Amounts reclassified from accumulated other comprehensive loss	—	(13)	(248)	—	(261)
Net current period other comprehensive income (loss)	—	142	(2,833)	8	(2,683)
Balance at March 31, 2020	$(2,946)	$3	$(1,965)	$(2,902)	$(7,810)
Income tax expense or benefit allocated to each component of other comprehensive loss is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended March 31, 2020
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(13)	Other income, net
Unrealized net gains on cash flow hedges	(248)	Operating expenses *
	$(261)
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
The Company’s effective tax rate was 4.9% and 6.6% for the three months ended March 31, 2020 and 2019, respectively. The decrease in the effective tax rate when comparing the three months ended March 31, 2020 to the three months ended March 31, 2019 was primarily due to tax items unique to the period ended March 31, 2020. These amounts include a tax benefit for the impact of the closure of a California audit during the period ending March 31, 2020, as well as additional discrete tax benefits for share-based payments.
On May 19, 2019, Swiss voters approved the Federal Act on Tax Reform and AHV Financing (“TRAF”), which provides for broad changes to federal and cantonal taxation in Switzerland effective January 1, 2020. The TRAF requires the abolishment of certain favorable tax regimes, provides for certain transitional relief, and directs the cantons to implement certain mandatory measures while other provisions are at the discretion of the canton. During the period ended December 31, 2019, the Company recorded a deferred tax asset and a partial valuation allowance for the cantonal and federal impact of the TRAF. The income tax impact of the TRAF may be subject to change due to the issuance of further legislative guidance from the Swiss taxing authorities.
The Company’s net unrecognized tax benefits totaled $68.8 million and $84.5 million as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, $58.2 million included in the balance for tax positions would affect the annual effective tax rate if recognized. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of March 31, 2020, the Company has accrued $3.2 million for the payment of interest.
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
At March 31, 2020, the Company had $365.1 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit reversed a previous decision of the U.S. Tax Court in Altera v. Commissioner, and held that the U.S. Treasury Department’s regulations that require participants in a cost-sharing arrangement to share stock-based compensation costs were valid. Since the Company began accruing amounts for this uncertain tax position in 2018, there were no changes to the Company's position or treatment of its cost-sharing arrangements in the current period. The Company will continue to monitor any ongoing developments, including the outcome of Altera Corporation’s February 10, 2020 petition for Writ of Certiorari to the U.S. Supreme Court, to determine if future changes are required. The case's final disposition may result in a benefit for the Company in the future if the case is reversed.

15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At March 31, 2020, $914.1 million ($714.1 million after taking into consideration the contracted but undelivered shares under the ASR of $200.0 million) was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes, the 2027 Notes and the Term Loan Credit Agreement, as well as proceeds from employee stock awards and the related tax benefit. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
On January 30, 2020, the Company used the proceeds from its Term Loan Credit Agreement and entered into ASR transactions with a group of Dealers for an aggregate of $1.00 billion. Under the ASR transactions, the Company received an initial share delivery of 6.5 million shares of its common stock, with the remainder, if any, delivered upon completion of the ASR transactions. The total number of shares of common stock that the Company will repurchase under each ASR agreement will be based on the average of the daily volume-weighted average prices of its common stock during the term of the applicable ASR agreement, less a discount. At settlement, each Dealer may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of common stock, at its election, or make a cash payment to the applicable Dealer. Final settlement of the ASR agreement is expected to be completed by the end of the third quarter of 2020. See Note 11 for detailed information on the Term Loan Credit Agreement.
During the three months ended March 31, 2020, the Company expended approximately $199.9 million on open market purchases under the stock repurchase program, repurchasing 1,731,500 shares of common stock at an average price of $115.45.
During the three months ended March 31, 2019, the Company expended approximately $93.8 million on open market purchases under the stock repurchase program, repurchasing 911,060 shares of common stock at an average price of $102.96.
Shares for Tax Withholding
During the three months ended March 31, 2020 and 2019, the Company withheld 483,224 and 593,988 shares, respectively, from equity awards that vested, totaling $65.3 million and $60.1 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
Due to the nature of the Company's business, the Company is subject to patent infringement claims, including current litigation alleging infringement by various Company solutions and services. The Company believes that it has meritorious defenses to the allegations made in its pending litigation and intends to vigorously defend itself; however, it is unable currently to determine the ultimate outcome of these or similar matters or the potential exposure to loss, if any. In addition, the Company is subject to various other legal proceedings, including suits, assessments, regulatory actions and investigations generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcomes of these matters, the Company believes that outcomes that will materially and adversely affect its results of operations or cash flows are reasonably possible but not estimable at this time.

In 2019, three putative class action lawsuits have been filed against the Company in the United States District Court for the Southern District of Florida following a previously disclosed cyberattack during which international cyber criminals gained intermittent access to Citrix’s internal network and stole certain business files, including human resources and employee records, some of which contained sensitive and personal identification information of the Company's current and former employees and, in some cases, their beneficiaries, dependents and others. These matters, Howard v. Citrix, Jackson and Sargent v. Citrix, and Ramus, Young and Charles v. Citrix, were filed on May 24, 2019, May 30, 2019, and June 23, 2019, respectively, and have been consolidated. The plaintiffs, who purport to represent various classes of current and former employees (and their dependents) of the Company, generally claim to have been harmed by the Company’s alleged actions and/or omissions in connection with this incident and their personal data. They assert a variety of common law and statutory claims seeking monetary damages or other related relief. On March 30, 2020, the parties filed a Notice of Settlement informing the Court that the parties reached agreement to resolve the material terms required to settle all claims in this action. This agreement is subject to Court approval.
On July 25, 2019, a class action lawsuit was filed against Citrix, LogMeIn, Inc. (“LogMeIn”) and certain of their directors and officers in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The complaint alleges that the defendants violated federal securities laws by making alleged misstatements and omissions in LogMeIn’s Registration Statement and Prospectus filed in connection with the 2017 spin-off of Citrix’s GoTo family of service offerings and subsequent merger of that business with LogMeIn. The complaint seeks among other things the recovery of monetary damages. On April 28, 2020, the defendants filed motions to dismiss the complaint. The Company believes that Citrix and its directors have meritorious defenses to these allegations; however, the Company is unable to currently determine the ultimate outcome of this matter or the potential exposure or loss, if any.
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
During the three months ended March 31, 2020 and 2019, the Company incurred costs of $2.5 million and $2.8 million, respectively, related to initiatives intended to accelerate the transformation to a cloud-based subscription business, increase strategic focus, and improve operational efficiency.
Restructuring accruals
The activity in the Company’s restructuring accruals for the three months ended March 31, 2020 is summarized as follows (in thousands):

Total
Balance at January 1, 2020	$6,957
Employee severance and related costs	2,453
Payments	(5,255)
Balance at March 31, 2020	$4,155

18. STATEMENT OF CHANGES IN EQUITY
The following tables presents the changes in total stockholders' (deficit) equity during the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	318,760	$319	$6,249,065	$4,660,145	$(5,127)	(188,693)	$(10,066,746)	$837,656
Shares issued under stock-based compensation plans	1,432	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	53,568	—	—	—	—	53,568
Common stock issued under employee stock purchase plan	245	—	21,034	—	—	—	—	21,034
Stock repurchases, net	—	—	—	—	—	(1,732)	(199,903)	(199,903)
Restricted shares turned in for tax withholding	—	—	—	—	—	(483)	(65,343)	(65,343)
Cash dividends declared	—	—	—	(42,839)	—	—	—	(42,839)
Accelerated stock repurchase program	—	—	(200,000)	—	—	(6,528)	(800,000)	(1,000,000)
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	(1,641)	—	—	—	(1,641)
Other	—	—	1,923	(1,923)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(2,683)	—	—	(2,683)
Net income	—	—	—	181,222	—	—	—	181,222
Balance at March 31, 2020	320,437	$320	$6,125,589	$4,794,964	$(7,810)	(197,436)	$(11,131,992)	$(218,929)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	309,761	$310	$5,404,500	$4,169,019	$(8,154)	(178,327)	$(9,014,156)	$551,519
Shares issued under stock-based compensation plans	1,755	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	63,475	—	—	—	—	63,475
Temporary equity reclassification	—	—	6,947	—	—	—	—	6,947
Common stock issued under employee stock purchase plan	216	—	19,015	—	—	—	—	19,015
Stock repurchases, net	—	—	—	—	—	(911)	(93,805)	(93,805)
Restricted shares turned in for tax withholding	—	—	—	—	—	(594)	(60,106)	(60,106)
Cash dividends declared	—	—	—	(46,024)	—	—	—	(46,024)
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	838	—	—	—	838
Other	—	—	2,000	(2,000)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	2,671	—	—	2,671
Net income	—	—	—	110,348	—	—	—	110,348
Balance at March 31, 2019	311,732	$312	$5,495,935	$4,232,181	$(5,483)	(179,832)	$(9,168,067)	$554,878

Cash Dividend
The following table provides information with respect to quarterly dividends on common stock during the three months ended March 31, 2020.

Declaration Date	Dividends per Share	Record Date	Payable Date
January 22, 2020	$0.35	March 6, 2020	March 20, 2020
Subsequent Event
On April 23, 2020, the Company announced that its Board of Directors approved a quarterly cash dividend of $0.35 per share which will be paid on June 19, 2020 to all shareholders of record as of the close of business on June 5, 2020.
19. LEASES
The Company leases certain office space and equipment under various leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease liabilities in the Company’s condensed consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities in the Company’s condensed consolidated balance sheets. Finance leases were not material to the condensed consolidated financial statements as of March 31, 2020.
Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date. The lease liability is based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset is based on the lease liability, subject to adjustment, such as for initial direct costs, and excludes lease incentives. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. For most operating leases, expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; instead, the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
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
The components of lease expense were as follows (in thousands):

		Three Months Ended March 31,
		2020	2019
	Classification
Operating lease cost	Operating expenses	$12,816	$12,400
Variable lease cost	Operating expenses	3,129	2,569
Sublease income	Other income, net	(323)	(198)
Net lease cost		$15,622	$14,771

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,866	$13,511
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,623	$2,975

Maturities of lease liabilities as of March 31, 2020 were as follows (in thousands):

Year ending December 31,	Operating Leases
2020 (remaining nine months)	$45,094
2021	55,543
2022	45,257
2023	40,694
2024	40,731
After 2024	61,819
Total lease payments	$289,138
Less: imputed interest	(38,209)
Present value of lease liabilities	$250,929
Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$204,974	$206,154

Accrued expenses and other current liabilities	$49,593	$47,025
Operating lease liabilities	201,336	209,382
Total operating lease liabilities	$250,929	$256,407

Weighted-average remaining lease term (years)	5.7	6.1

Weighted-average discount rate	4.88%	5.04%

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth initiatives, our transition to a subscription-based business model, our expansion of cloud-delivered services, changes in our product and service offerings and features, financial information and results of operations for future periods, revenue trends, the impacts of the COVID-19 pandemic and related market and economic conditions on our business, results of operations and financial condition, our short-term license program and our intentions regarding such program, business continuity, risk mitigation and expectations regarding remote work, the resiliency of our solutions and business model, expectations regarding our customers’ spending during a weak economic environment, seasonal factors or ordering patterns, stock-based compensation, international operations, investment transactions and valuations of investments and derivative instruments, restructuring charges, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax estimates and other tax matters, liquidity, stock repurchases and dividends, our debt, changes in accounting rules or guidance, acquisitions, litigation matters, and the security of our network, products and services, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Readers are directed to the risks and uncertainties identified in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1A in this Quarterly Report on Form 10-Q for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Such factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year. During the first quarter of 2020, this historical trend was impacted by the COVID-19 pandemic as described below.
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
Executive Summary
During the three months ended March 31, 2020, we saw increased demand for our solutions to address business continuity needs resulting from the COVID-19 pandemic. The effect of this increased demand was seen primarily in our perpetual and on-premises subscription business related to our Workspace offerings. We believe that our first quarter performance reflects the critical role Citrix’s solutions have in helping customers respond to the COVID-19 pandemic. Contributing to demand in the first quarter was our decision to make limited use licenses of Citrix Workspace available in the form of shorter-duration, discounted on-premises term offerings to quickly help our customers with their immediate business needs. For additional information, see the section titled Impact from COVID-19 below.

Longer term, our subscription transition is expected to result in more sustainable, recurring revenue growth over time as less revenue comes from one-time product and licensing streams and more revenue comes from predictable, recurring streams that will be recognized in future periods. We believe that this dynamic is best captured in our Subscription and SaaS Annualized Recurring Revenue, or ARR. This operating metric represents the contracted recurring value of all termed subscriptions normalized to a one-year period. It is calculated at the end of a reporting period by taking each contract’s recurring total contract value and dividing by the length of the contract. ARR includes only active contractually committed, fixed subscription fees. Our definition of ARR includes contracts expected to recur and therefore excludes contracts with durations of 12 months or less where licenses were issued to address extraordinary business continuity events for our customers. All contracts are annualized, including 30 day offerings where we take monthly recurring revenue multiplied by 12 to annualize. ARR may be influenced by seasonality within the year. ARR should be viewed independently of U.S. GAAP revenue, deferred revenue and unbilled revenue and is not intended to be combined with or to replace those items. ARR is not a forecast of future revenue. As we continue through this business model transition, we believe ARR is a key indicator of the overall health and trajectory of our business. Management uses ARR to monitor the growth of our subscription business.
On April 23, 2020, we announced that our Board of Directors declared a $0.35 per share dividend payable June 19, 2020 to all shareholders of record as of the close of business on June 5, 2020.
On January 21, 2020, we entered into a Term Loan Credit Agreement that provided us with facilities to borrow term loans on an unsecured basis in an aggregate principal amount of up to $1.00 billion, consisting of (1) a $500.0 million 364-day term loan facility (the “364-day Term Loan”), and (2) a $500.0 million 3-year term loan facility (the “3-year Term Loan”), in each case in a single borrowing, subject to satisfaction of certain conditions set forth in the Term Loan Credit Agreement.
On January 21, 2020, our Board of Directors approved an increase of an additional $1.00 billion in authorized repurchase authority to our existing share repurchase program.
On January 30, 2020, we borrowed $1.00 billion under the term loans and used the proceeds from our Term Loan Credit Agreement to enter into accelerated share repurchase transactions ("ASR") with each of Goldman Sachs & Co. LLC and Wells Fargo Bank, National Association (each, a "Dealer") for an aggregate of $1.00 billion. Under the ASR transactions, we received an initial share delivery of approximately 6.5 million shares of our common stock, with the remainder, if any, delivered upon completion of the ASR transactions. The price per share under the ASR is subject to adjustment and is expected to equal the average of the daily volume-weighted average prices of our common stock during the term of the applicable ASR agreement, less a discount. The ASR is expected to be completed by the end of the third quarter of 2020. The ASR was entered into pursuant to our existing share repurchase program.
On February 25, 2020, we issued $750.0 million of unsecured senior notes due March 1, 2030 (the "2030 Notes"). The net proceeds from this offering were approximately $738.1 million, after deducting the underwriting discount and estimated offering expenses payable by us. Net proceeds from this offering were primarily used to repay amounts outstanding under our unsecured Term Loan Credit Agreement. During the three months ended March 31, 2020, we used the net proceeds from the 2030 Notes and cash to repay $750.0 million under the Term Loan Credit Agreement. As of March 31, 2020, $250.0 million was outstanding under the Term Loan Credit Agreement.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to spread throughout the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain. It has disrupted the business of our customers and partners, will impact our business and consolidated results of operations and could impact our financial condition in the future. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and partners and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. We are continuing to monitor the situation and are reviewing our preparedness plans should we begin to experience material impacts.
Impact of COVID-19 on our First Quarter Results
To provide a flexible solution to help our customers manage through this period, we created a short-term on-premises term subscription license at discounted prices. This limited-use license program was intended to help our customers manage through the shock to the system created by the pandemic. We began to phase out this short-term license program at the end of April 2020.

Business continuity as a primary-use case contributed $110.9 million of revenue during the three months ended March 31, 2020, primarily in the form of perpetual and on-premise term license demand from our Workspace offerings. Within subscription revenue, limited use on-premise term licenses as well as on-going business continuity associated with our customers’ COVID-19 response positively impacted our results. During the three months ended March 31, 2020, limited use on-premise term subscription licenses accounted for $46.7 million of subscription revenue that is not renewable.
Impact of COVID-19 on our Outlook and Liquidity
With respect to the latter part of 2020 and into 2021, the broader toll COVID-19 may take on the global economy and the slope of the economic recovery is unknown. We believe that our solutions and our business model are resilient. However, given the unknown magnitude, in terms of depth and duration of this crisis, we view the increased demand we experienced in the first quarter, and that we expect for the first half of the year, as a potential offset against what could prove to be a more challenging macroeconomic environment in the second half of the year. Longer term, we believe this global health crisis will cause companies and their employees to change the way they think about remote work. We expect business continuity and risk mitigation to rise as areas of importance in boardroom discussions and on IT priority lists. We believe a greater number of employees will expect to continue to be able to work remotely, at least some of the time, even as social distancing restrictions abate.
Cash from operations, accounts receivable and revenues could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” of this Quarterly Report on Form 10-Q. However, based on our current revenue outlook, we believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit facility of $500.0 million, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months.
Other Impacts of COVID-19
In March 2020, we directed our global workforce to work from home and severely limited all international and domestic travel. We have extended our paid time-off and sick leave benefits for employees directly impacted by COVID-19 or caring for children or a member of their household impacted by COVID-19. We are providing $1,000 per employee below the Vice President level to cover expenses related to transitioning to a work from home environment, helping support local restaurants and small businesses or charities, or lessening any other potential hardship. We also offer local employee assistance program resources if needed.
In response to the COVID-19 pandemic, we expect to hold our largest customer and partner event, Synergy, as a virtual event, or a series of events, and we may deem it advisable to similarly alter, postpone or cancel additional customer, employee or industry events in the future.
We have also increased funding for corporate citizenship directed donations and created a relief recovery fund for the COVID-19 outbreak, doubled our charitable match for employee donations, continued to pay vendors no longer providing on-site services, and set up virtual volunteering opportunities. Additionally, we have committed to continue to pay all of our contingent workforce through the end of May 2020.
Summary of Results
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, a summary of our results included:
•Total net revenue increased 19.7% to $860.9 million;
•Subscription revenue increased 89.4% to $268.2 million;
•SaaS revenue increased 43.4% to $122.6 million;
•Product and license revenue increased 28.0% to $172.9 million;
•Support and services revenue decreased 5.1% to $419.9 million;
•Gross margin as a percentage of revenue increased 1.5% to 86.6%;
•Operating income increased 64.1% to $201.5 million;
•Diluted net income per share increased 82.1% to $1.42;
•Unbilled revenue increased $398.8 million to $779.2 million;
•Subscription ARR increased $279.3 million to $836.6 million; and
•SaaS ARR increased $180.2 million to $555.2 million.

Our Subscription revenue increased primarily due to customer demand for our solutions to address business continuity needs in response to the COVID-19 pandemic. This impact was seen in the form of existing customers expanding their ability to use our technology through on-premise term subscriptions as well as increased adoption of our cloud-based solutions. In addition, to help customers address the immediate need of employees to work remotely, we offered limited use, shorter duration on-premise licenses, which also increased subscription revenue. Our Product and license revenue increased primarily due to higher sales of our perpetual Workspace offerings related to ongoing business continuity sales in response to the COVID-19 pandemic, partially offset by lower sales of our perpetual Networking products. The decrease in Support and services revenue was primarily due to decreased sales of maintenance services and professional services across our perpetual Workspace offerings, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition. The increase in gross margin as a percentage of revenue was primarily due to higher revenue as a result of the increase in demand of our Workspace offerings from limited use on-premise license demand and ongoing business continuity sales in response to the COVID-19 pandemic which exceeded the increase in cost of sales. The increase in operating income was primarily due to an increase in gross margin offset by higher operating expenses from variable compensation, resulting from the increase in demand for our solutions to address business continuity needs. The increase in diluted net income per share was primarily due to an increase in operating income and a decrease in the number of weighted average shares outstanding due to share repurchases. Both Subscription and SaaS ARR increased due to the acceleration of subscription bookings as well as from business continuity sales in response to the COVID-19 pandemic.
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
For more information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2019, or the Annual Report, and Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies disclosed in the Annual Report.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2020
	2020	2019	vs. March 31, 2019
Revenues:
Subscription	$268,236	$141,606	89.4%
Product and license	172,858	135,022	28.0
Support and services	419,851	442,515	(5.1)
Total net revenues	860,945	719,143	19.7
Cost of net revenues:
Cost of subscription, support and services	86,040	71,428	20.5
Cost of product and license revenues	21,256	25,744	(17.4)
Amortization of product related intangible assets	8,281	10,301	(19.6)
Total cost of net revenues	115,577	107,473	7.5
Gross margin	745,368	611,670	21.9
Operating expenses:
Research and development	134,458	130,263	3.2
Sales, marketing and services	326,109	274,655	18.7
General and administrative	80,099	77,547	3.3
Amortization of other intangible assets	702	3,529	(80.1)
Restructuring	2,453	2,832	(13.4)
Total operating expenses	543,821	488,826	11.3
Income from operations	201,547	122,844	64.1
Interest income	1,605	9,674	(83.4)
Interest expense	(14,611)	(18,033)	(19.0)
Other income, net	2,098	3,699	(43.3)
Income before income taxes	190,639	118,184	61.3
Income tax expense	9,417	7,836	20.2
Net income	$181,222	$110,348	64.2%

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
•Fees from consulting services related to the implementation of our solutions, which are recognized as the services are provided; and
•Fees from product training and certification, which are recognized as the services are provided.

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2020
	2020	2019	vs. March 31, 2019
	(in thousands)
Subscription	$268,236	$141,606	$126,630
Product and license	172,858	135,022	37,836
Support and services	419,851	442,515	(22,664)
Total net revenues	$860,945	$719,143	$141,802

Subscription
Subscription revenue increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in on-premise license demand of $89.5 million, mostly from our Workspace offerings of $61.0 million driven by ongoing business continuity sales in response to the COVID-19 pandemic and our Networking offerings of $28.5 million, primarily from pooled capacity. Also contributing to the increase is continued customer adoption of our solutions delivered via the cloud of $37.1 million, primarily from our Workspace offerings.
Product and license
Product and license revenue increased when comparing the three months ended March 31, 2020 to the three months ended March 31, 2019 primarily due to higher sales of our perpetual Workspace offerings from ongoing business continuity sales in response to the COVID-19 pandemic of $52.5 million, partially offset by lower sales of our perpetual Networking products of $14.6 million.
Support and services
Support and services revenue decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to decreased sales of maintenance services across our Workspace perpetual offerings of $12.1 million and a decrease from professional services of $5.9 million, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition.
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
Deferred revenue primarily consists of billings or payments received in advance of revenue recognition and is recognized in our condensed consolidated balance sheets and statements of income as the revenue recognition criteria are met. Unbilled revenue primarily represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in accounts receivable or deferred revenue within our condensed consolidated financial statements. Deferred revenue and unbilled revenue are influenced by several factors, including new business seasonality within the year, the specific timing, size and duration of customer subscription agreements, annual billing cycles of subscription agreements, and invoice timing. Fluctuations in deferred and unbilled revenue may not be a reliable indicator of future performance and the related revenue associated with these contractual commitments.
The following table presents the amounts of deferred revenue and unbilled revenue (in thousands):

	March 31, 2020	December 31, 2019	2020 compared to 2019
Deferred revenue	$1,754,803	$1,795,791	$(40,988)
Unbilled revenue	779,246	704,829	74,417
Deferred revenue decreased $41.0 million as of March 31, 2020 compared to December 31, 2019 primarily due to a decrease in maintenance and support of $55.5 million, mostly from Workspace perpetual software maintenance of $35.8 million and Networking perpetual hardware maintenance of $14.0 million, partially offset by an increase from subscription of $17.1 million. Unbilled revenue as of March 31, 2020 increased $74.4 million from December 31, 2019 primarily due to an increase in multi-year subscription agreements as a result of an increase in customer adoption of our cloud-based subscription offerings.
While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. Backlog includes the aggregate amounts we expect to recognize as point in time revenue in the following quarter associated with contractually committed amounts for on-premise subscription software licenses, as well as confirmed product license orders that have not shipped and are wholly unfulfilled. As of March 31, 2020, we had backlog of $48.3 million, which is expected to be recognized as revenue primarily during the second quarter of 2020. As of March 31, 2019, the amount of backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for 48.9% and 49.1% of our net revenues for the three months ended March 31, 2020, and March 31, 2019, respectively. The change in our international revenues as a percentage of our net revenues is not significant. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.

Cost of Net Revenues

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2020
	2020	2019	vs. March 31, 2019
	(In thousands)
Cost of subscription, support and services revenues	$86,040	$71,428	$14,612
Cost of product and license revenues	21,256	25,744	(4,488)
Amortization of product related intangible assets	8,281	10,301	(2,020)
Total cost of net revenues	$115,577	$107,473	$8,104
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
Cost of subscription, support and services revenues increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in costs related to providing our subscription offerings.
Cost of product and license revenues decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to lower overall sales of our perpetual Networking products, which contain hardware components that have a higher cost than our software products.
Amortization of product related intangible assets decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to lower amortization of certain intangible assets becoming fully amortized.
Gross Margin
Gross margin as a percentage of revenue was 86.6% for the three months ended March 31, 2020, and 85.1% for the three months ended March 31, 2019, respectively. The increase in gross margin when comparing the three months ended March 31, 2020 to March 31, 2019 was primarily due to an increase in sales which exceeded the increase in cost of sales.
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
Research and Development Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2020
	2020	2019	vs. March 31, 2019
	(In thousands)
Research and development	$134,458	$130,263	$4,195
Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to compensation and other employee-related costs of $7.1 million related to a net increase in headcount and an increase in cloud capacity costs of $2.6 million, partially offset by a decrease in stock-based compensation of $6.2 million.
Sales, Marketing and Services Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2020
	2020	2019	vs. March 31, 2019
	(In thousands)
Sales, marketing and services	$326,109	$274,655	$51,454
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
Sales, marketing and services expenses increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the impact from the COVID-19 pandemic, which included an increase in variable compensation of $35.8 million driven by an increase in demand of limited use licenses and ongoing business continuity sales and an increase in compensation and other employee-related costs of $11.2 million.
General and Administrative Expenses

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2020
	2020	2019	vs. March 31, 2019
	(In thousands)
General and administrative	$80,099	$77,547	$2,552
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the impact from the COVID-19 pandemic, which included an increase in credit loss expense of $6.4 million, an increase in compensation and other employee-related costs of $4.9 million and an increase in charitable contributions of $4.0 million. These increases were partially offset by a decrease in professional fees of $10.3 million and a decrease in facilities costs of $3.2 million.
Interest Income

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2020
	2020	2019	vs. March 31, 2019
	(In thousands)
Interest income	$1,605	$9,674	$(8,069)
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to lower cash, cash equivalents and investment balances as a result of the repayment of the outstanding principal balance of our Convertible Notes on April 15, 2019. See Note 6 to our condensed consolidated financial statements for additional details regarding our investments.

Interest Expense

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2020
	2020	2019	vs. March 31, 2019
	(In thousands)
Interest expense	$(14,611)	$(18,033)	$3,422
Interest expense primarily consists of interest paid on our 2027 and 2030 Notes and our credit facilities. Interest expense decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the repayment of the outstanding principal balance of our Convertible Notes on April 15, 2019, resulting in a decrease of $7.0 million, partially offset by an increase of $3.5 million from our outstanding 2030 Notes and Term Loan Credit Agreement. See Note 11 to our condensed consolidated financial statements for additional details regarding our debt.
Other income, net

	Three Months Ended		Three Months Ended
	March 31,		March 31, 2020
	2020	2019	vs. March 31, 2019
	(In thousands)
Other income, net	$2,098	$3,699	$(1,601)
Other income, net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions, sublease income, realized losses related to changes in the fair value of our investments that have a decline in fair value and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other income, net during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily driven by a decrease related to our strategic investments of $0.9 million and a decrease from the remeasurement and settlement of foreign currency transactions of $0.7 million.
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
Our effective tax rate was 4.9% and 6.6% for the three months ended March 31, 2020 and 2019, respectively. The decrease in the effective tax rate when comparing the three months ended March 31, 2020 to the three months ended March 31, 2019 was primarily due to tax items unique to the period ended March 31, 2020. These amounts include a tax benefit for the impact of the closure of a California audit during the three-month period ended March 31, 2020, as well as additional discrete tax benefits for share-based payments.
On May 19, 2019, Swiss voters approved the Federal Act on Tax Reform and AHV Financing (“TRAF”), which provides for broad changes to federal and cantonal taxation in Switzerland effective January 1, 2020. The TRAF requires the abolishment of certain favorable tax regimes, provides for certain transitional relief, and directs the cantons to implement certain mandatory measures while other provisions are at the discretion of the canton. During the period ended December 31, 2019, we recorded a deferred tax asset and a partial valuation allowance for the cantonal and federal impact of the TRAF. The income tax impact of the TRAF may be subject to change due to the issuance of further legislative guidance from the Swiss taxing authorities.
Our net unrecognized tax benefits totaled $68.8 million and $84.5 million as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, $58.2 million included in the balance for tax positions would affect the annual effective tax rate if recognized. We had $3.2 million accrued for the payment of interest as of March 31, 2020.
On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit reversed a previous decision of the U.S. Tax Court in Altera v. Commissioner, and held that the U.S. Treasury Department’s regulations that require participants in a cost-sharing arrangement to share stock-based compensation costs were valid. Since we began accruing amounts for this uncertain tax position in 2018, there were no changes to our position or treatment of our cost-sharing arrangements in the current period. We will continue to monitor any ongoing developments, including the outcome of Altera Corporation’s February 10, 2020 petition for Writ of Certiorari to the U.S. Supreme Court, to determine if future changes are required. The case's final disposition may result in a benefit for us in the future if the case is reversed.
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
At March 31, 2020, we had $365.1 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
Liquidity and Capital Resources
During the three months ended March 31, 2020, we generated operating cash flows of $284.2 million. These operating cash flows related primarily to net income of $181.2 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $58.3 million and depreciation and amortization expenses of $52.6 million. Partially offsetting these cash inflows was a change in operating assets and liabilities of $14.1 million. The change in our net operating assets and liabilities was primarily a result of an outflow in deferred revenue of $41.0 million and an outflow in other assets of $23.3 million, primarily due to an increase in capitalized commissions from higher subscription sales. These outflows are partially offset by an inflow from accounts payable of $20.5 million due to cloud hosting fees, an inflow from accrued expenses and current liabilities of $17.1 million due to an increase in commissions and an inflow from accounts receivable of $11.3 million. The inflow from accounts receivable is primarily due to an increase in collections from prior period sales, partially offset by increases in new accounts receivable balances during the first quarter of 2020 primarily from business continuity sales in response to COVID-19. For additional information, see Impact from COVID-19 within our Executive Summary. Our investing activities provided $10.0 million of cash consisting primarily of net proceeds from investments of $22.2 million, partially offset by cash paid for the purchase of property and equipment of $10.5 million. Our financing activities used cash of $310.0 million primarily for stock repurchases of $1.00 billion, amounts paid for but not settled under our accelerated stock repurchase program of $200.0 million, cash paid for tax withholding on vested stock awards of $54.2 million and cash dividends on our common stock of $42.8 million. These outflows are partially offset by net proceeds from the issuance of our 2030 Notes of $738.1 million and net borrowings from our Term Loan Credit Agreement of $248.8 million.
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

Term Loan Credit Agreement
On January 21, 2020, we entered into the Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto from time to time (collectively, the “Lenders”). The Term Loan Credit Agreement provides us with facilities to borrow term loans on an unsecured basis in an aggregate principal amount of up to $1.00 billion, consisting of (1) a $500.0 million 364-day Term Loan, and (2) a $500.0 million 3-year Term Loan, in each case in a single borrowing, subject to satisfaction of certain conditions set forth in the Term Loan Credit Agreement. On January 30, 2020, we borrowed $1.00 billion under the term loans and used the proceeds to enter into ASR transactions with each of the Dealers for an aggregate of $1.00 billion. See Notes 11 and 15 to our condensed consolidated financial statements for additional details on the Term Loan Credit Agreement and ASR.
Senior Notes
On February 25, 2020, we issued $750.0 million of unsecured senior notes due March 1, 2030. The 2030 Notes accrue interest at a rate of 3.300% per annum. Interest on the 2030 Notes is due semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The net proceeds from this offering were approximately $738.1 million, after deducting the underwriting discount and estimated offering expenses payable by us. Net proceeds from this offering were primarily used to repay amounts outstanding under our Term Loan Credit Agreement. The 2030 Notes will mature on March 1, 2030, unless earlier redeemed in accordance with their terms prior to such date.
During the three months ended March 31, 2020, we used the net proceeds from the 2030 Notes and cash to repay $500.0 million under the 364-day Term Loan and $250.0 million under the 3-year Term Loan. As of March 31, 2020, $250.0 million was outstanding under the 3-year Term Loan.
On November 15, 2017, we issued $750.0 million of the 2027 Notes. The 2027 Notes accrue interest at a rate of 4.5% per annum. Interest on the 2027 Notes is due semi-annually on June 1 and December 1 of each year, beginning on June 1, 2018. The net proceeds from this offering were approximately $741.0 million, after deducting the underwriting discount and estimated offering expenses payable by us. Net proceeds from this offering were used to repurchase shares of our common stock through an ASR transaction which we entered into with the ASR counterparty on November 13, 2017. The 2027 Notes will mature on December 1, 2027, unless earlier redeemed or repurchased in accordance with their terms prior to such date. See Note 11 to our condensed consolidated financial statements for additional details on the 2030 Notes and the 2027 Notes.
Credit Facility
On November 26, 2019, we entered into an amended and restated credit agreement (the "Credit Agreement") with a group of financial institutions, which amended and restated our existing credit agreement, dated January 7, 2015. The Credit Agreement provides for a five year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. As of March 31, 2020, no amounts were outstanding under the credit facility. See Note 11 to our condensed consolidated financial statements for additional details on the Credit Agreement.
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
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue throughout 2020. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements and service our debt obligations for the next 12 months. For additional information, see section titled Impact of COVID-19 Pandemic above. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions and for general corporate purposes.

Cash, Cash Equivalents and Investments

	March 31, 2020	December 31, 2019	2020 Compared to 2019
	(In thousands)
Cash, cash equivalents and investments	$563,246	$605,456	$(42,210)
The decrease in Cash, cash equivalents and investments when comparing March 31, 2020 to December 31, 2019, is primarily due to the cash paid for share repurchases of $1.00 billion, amounts paid for but not settled under our accelerated stock repurchase program of $200.0 million, cash paid for tax withholding on vested stock awards of $54.2 million, cash dividends on our common stock of $42.8 million and cash paid for property and equipment of $10.5 million, partially offset by cash received from debt offerings of $987.0 million and cash provided by operating activities of $284.2 million.
As of March 31, 2020, $367.9 million of the $563.2 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. The cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At March 31, 2020, $914.1 million ($714.1 million after taking into consideration the contracted but undelivered shares under the ASR of $200.0 million) was available to repurchase common stock pursuant to the stock repurchase program. We may repurchase shares under this program in future periods depending on a variety of factors, including among other things, macroeconomic factors, market conditions and business priorities. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes, the 2027 Notes and the Term Loan Credit Agreement as well as proceeds from employee stock awards and the related tax benefit. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
On January 30, 2020, we used the proceeds from our Term Loan Credit Agreement to enter into an ASR with a group of Dealers for an aggregate of $1.00 billion. Under the ASR transactions, we received an initial share delivery of approximately 6.5 million shares of our common stock, with the remainder, if any, delivered upon completion of the ASR transactions. The total number of shares of common stock that we will repurchase under each ASR agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the applicable ASR agreement, less a discount. At settlement, each Dealer may be required to deliver additional shares of common stock to us, under certain circumstances, we may be required to deliver shares of common stock, at our election, or make a cash payment to the applicable Dealer. Final settlement of the ASR agreement is expected to be completed by the end of the third quarter of 2020. See Note 15 to our condensed consolidated financial statements for detailed information on the ASR.
During the three months ended March 31, 2020, we expended approximately $199.9 million on open market purchases under the stock repurchase program, repurchasing 1,731,500 shares of common stock at an average price of $115.45.
During the three months ended March 31, 2019, we expended approximately $93.8 million on open market purchases under the stock repurchase program, repurchasing 911,060 shares of common stock at an average price of $102.96.
Shares for Tax Withholding
During the three months ended March 31, 2020, we withheld 483,224 shares from equity awards that vested, totaling $65.3 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three months ended March 31, 2019, we withheld 593,988 shares from equity awards that vested, totaling $60.1 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.

Contractual Obligations
With the exception of the new Term Loan Credit Agreement entered into on January 21, 2020, consisting of a $500.0 million 364-day Term Loan, and a $500.0 million 3-year Term Loan, and the $750.0 million 2030 Senior Notes issued on February 25, 2020, as discussed above under the subheading “Liquidity and Capital Resources”, there have been no material changes, outside the ordinary course of business to our contractual obligations since December 31, 2019. As of March 31, 2020, $250.0 million in principal amount was outstanding under the 3-year Term Loan. For further information, see “Contractual Obligations and Off-Balance Sheet Arrangement” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended March 31, 2020 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2020, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
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
In 2019, three putative class action lawsuits have been filed against the Company in the United States District Court for the Southern District of Florida following a previously disclosed cyberattack during which international cyber criminals gained intermittent access to Citrix’s internal network and stole certain business files, including human resources and employee records, some of which contained sensitive and personal identification information of the Company's current and former employees and, in some cases, their beneficiaries, dependents and others. These matters, Howard v. Citrix, Jackson and Sargent v. Citrix, and Ramus, Young and Charles v. Citrix, were filed on May 24, 2019, May 30, 2019, and June 23, 2019, respectively, and have been consolidated. The plaintiffs, who purport to represent various classes of current and former employees (and their dependents) of the Company, generally claim to have been harmed by the Company’s alleged actions and/or omissions in connection with this incident and their personal data. They assert a variety of common law and statutory claims seeking monetary damages or other related relief. On March 30, 2020, the parties filed a Notice of Settlement informing the Court that the parties reached agreement to resolve the material terms required to settle all claims in this action. This agreement is subject to Court approval.
On July 25, 2019, a class action lawsuit was filed against Citrix, LogMeIn and certain of their directors and officers in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The complaint alleges that the defendants violated federal securities laws by making alleged misstatements and omissions in LogMeIn’s Registration Statement and Prospectus filed in connection with the 2017 spin-off of Citrix’s GoTo family of service offerings and subsequent merger of that business with LogMeIn. The complaint seeks among other things the recovery of monetary damages. On April 28, 2020, the defendants filed motions to dismiss the complaint. We believe that Citrix and our directors have meritorious defenses to these allegations; however, we are unable to currently determine the ultimate outcome of this matter or the potential exposure or loss, if any.

ITEM 1A.RISK FACTORS
The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 14, 2020.
The effects of the COVID-19 pandemic could adversely affect our business, results of operations, financial condition and cash flows, and such effects will depend on future developments.
The COVID-19 pandemic and the measures instituted to slow the spread of COVID-19, including travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and restrictions, have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity. The COVID-19 pandemic could cause a global recession, depression, or other adverse economic conditions across the world. In the event of a recession, depression, or other downturn in the worldwide economy, our business could be adversely affected.
The effects of the COVID-19 pandemic on our business are uncertain and difficult to predict, but may include, the following, each of which could adversely affect our business, results of operations, financial condition and cash flows:
•The rate of IT spending and the ability of our customers to purchase our offerings could be adversely impacted. Further, the impact of COVID-19 could delay prospective customers’ purchasing decisions, impact customers’ pricing expectations for our offerings, lengthen payment terms, reduce the value or duration of their subscription contracts, or adversely impact renewal rates. For example, even though we experienced an increase in demand for shorter duration limited use on–premises term subscriptions during the first quarter of fiscal year 2020 to meet the immediate needs of our customers during the COVID-19 pandemic, which increased our reported revenue, we also experienced customers electing to postpone discretionary projects and becoming less inclined to trade-up from existing solutions as the economic environment continues to weaken.

•We could experience disruptions in our operations as a result of continued office closures, risks associated with our employees working remotely, a significant portion of our workforce suffering illness and travel restrictions. We have temporarily closed Citrix offices and have instituted a global remote work mandate and instituted significant travel restrictions, which may limit the effectiveness and productivity of our employees.
•We may be unable to collect amounts due on billed and unbilled revenue if our customers or partners delay payment or fail to pay us under the terms of our agreements as a result of the impact of COVID-19 on their businesses, including their seeking bankruptcy protection or other similar relief. As a result, our cash flows could be adversely impacted, which could affect our ability to repay or refinance our outstanding indebtedness, fund future product development and acquisitions or return capital to shareholders. Further, our ability to obtain outside financing or raise additional capital may be limited as a result of volatility in the financial markets during and following the COVID-19 pandemic.
•We may be unable to service our debt arrangements, including the 2027 Notes, the 2030 Notes, the Credit Agreement and Term Loan Credit Agreement if we do not generate sufficient cash flow as a result of the impact of COVID-19. Further, we are required to comply with the covenants set forth in the indenture governing the 2027 Notes and the 2030 Notes, the Credit Agreement and the Term Loan Credit Agreement and an adverse impact on our business, results of operations, financial condition or cash flows as a result of COVID-19 could adversely affect our ability to comply with these covenants.
•Our forecasted revenue, operating results and cash flows could vary materially from those we provide as guidance or from those anticipated by investors and analysts if the assumptions on which we base our financial projections are inaccurate as a result of the unpredictability of the impact that COVID-19 will have on our businesses, our customers’ and partners’ businesses and the global markets and economy.
•We may experience disruptions or delays to our supply chain as a result of COVID-19. For example, we rely on a concentrated number of third-party suppliers for our Networking products, and may experience disruptions from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply or restrictions on export or shipment.
•Our marketing effectiveness and demand generation efforts may be impacted due to the cancelling of customer events or shifting events to virtual-only experiences. For example, we expect to hold our largest annual customer and partner event, Synergy, as a virtual event, or a series of events, which may prove less successful. We may need to postpone or cancel other customer, employee or industry events or other marketing initiatives in the future.
•Our business is dependent on attracting and retaining highly skilled employees, and our ability to attract and retain such employees may be adversely impacted by intensified restrictions on travel, immigration, or the availability of work visas during the COVID-19 pandemic.
•Increased cyber incidents during the COVID-19 pandemic and our increased reliance on a remote workforce could increase our exposure to potential cybersecurity breaches and attacks.
•Our results of operations are subject to fluctuations in foreign currency exchange rates, which risks may be heightened due to increased volatility of foreign currency exchange rates as a result of COVID-19.
The effect of COVID-19 may become more severe and remain prevalent for a significant period of time, and as a result could adversely affect our business, results of operations, financial condition and cash-flows even after the COVID-19 outbreak has subsided.
To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The ultimate impact of COVID-19 on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, the severity of the disease and outbreak, future and ongoing actions that may be taken by governmental authorities, the impact on the businesses of our customers and partners, and the length of its impact on the global economy, which are uncertain and are difficult to predict at this time.

Servicing our debt will require a significant amount of cash, which could adversely affect our business, financial condition and results of operations. We may not have sufficient cash flow from our business to make payments on our debt or repurchase our 2027 Notes or 2030 Notes upon certain events.
As of March 31, 2020, we had aggregate indebtedness of $1.73 billion that we have incurred in connection with the issuance of our unsecured senior notes due December 1, 2027, or the 2027 Notes, the issuance of our unsecured senior notes due March 1, 2030, or the 2030 Notes, under the Credit Agreement and under the Term Loan Credit Agreement. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to general economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, reducing capital expenditures, restructuring debt or obtaining additional equity or debt financing on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, as applicable, will depend on the capital markets and our financial condition at such time. We may not be able to sell assets, restructure our indebtedness or obtain additional equity or debt financing on terms that are acceptable to us or at all, which could result in a default on our debt obligations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2020 for information regarding our 2030 Notes, 2027 Notes, our Credit Agreement and our Term Loan Credit Agreement.
In addition, if a change in control repurchase event occurs with respect to the 2027 Notes or the 2030 Notes, we will be required, subject to certain exceptions, to offer to repurchase the 2027 Notes or 2030 Notes, as applicable at a repurchase price equal to 101% of the principal amount of the 2027 Notes or 2030 Notes, as applicable, repurchased, plus accrued and unpaid interest, if any. In such event, we may not have enough available cash or be able to obtain financing to fund the required repurchase of the 2027 Notes or 2030 Notes, as applicable, or making such payments could adversely affect our liquidity. Our ability to repurchase the 2027 Notes or 2030 Notes may be limited by law, by regulatory authority or by agreements governing our other indebtedness.
Further, we are required to comply with the covenants set forth in the indentures governing the 2027 Notes and 2030 Notes, the Credit Agreement and the Term Loan Credit Agreement. In particular, each of the Credit Agreement and Term Loan Credit Agreement requires us to maintain certain leverage and interest ratios and contains various affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business or incur subsidiary indebtedness. The indenture governing our 2027 Notes and 2030 Notes contains covenants limiting our ability and the ability of our subsidiaries to create certain liens, enter into certain sale and leaseback transactions, and consolidate or merge with, or sell, assign, convey, lease, transfer or otherwise dispose of all or substantially all of our assets, taken as a whole, to, another person. If we fail to comply with these covenants or any other provision of the agreements governing our indebtedness and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, our outstanding indebtedness may be declared immediately due and payable. Additionally, a default under an indenture, the Credit Agreement or Term Loan Credit Agreement could lead to a default under the other agreements governing our current and any future indebtedness. If the repayment of the related indebtedness were to be accelerated, we may not have enough available cash or be able to obtain financing to repay the indebtedness.
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

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten these risks related to servicing our debt.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The Company's Board of Directors authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. The objective of the stock repurchase program is to improve stockholders’ returns. At March 31, 2020, $914.1 million ($714.1 million after taking into consideration the contracted but undelivered shares under the ASR of $200.0 million) was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to stock repurchases for the quarter ended March 31, 2020:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
January 1, 2020 through January 31, 2020	8,423,821	$121.15	8,259,980	$914,140
February 1, 2020 through February 29, 2020	19,713	$105.22	—	$914,140
March 1, 2020 through March 31, 2020	299,670	$142.31	—	$914,140
Total	8,743,204	$121.84	8,259,980	$914,140
(1)Includes approximately 483,224 shares withheld from restricted stock units that vested in the first quarter of 2020 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION

Our policy governing transactions in Citrix securities by our directors, officers and employees permits our directors, officers and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that PJ Hough, our Executive Vice President and Chief Product Officer, and Jessica Soisson, our Vice President and Chief Accounting Officer and Corporate Controller, each entered into a new trading plan in the first quarter of 2020 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.EXHIBITS
(a)List of exhibits

Exhibit No.	Description

4.1
Second Supplemental Indenture dated as of February 25, 2020 between Citrix Systems, Inc. and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 25, 2020).

4.2	Form of 3.300% Senior Note due 2030 (included in Exhibit 4.1).

10.1
Term Loan Credit Agreement, dated as of January 21, 2020, by and among Citrix Systems, Inc., the initial lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2020).

10.2
Master Confirmation between Goldman Sachs & Co. LLC and Citrix Systems, Inc., dated January 30, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2020).

10.3
Master Confirmation between Wells Fargo Bank, National Association and Citrix Systems, Inc., dated January 30, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2020).

10.4*†	Form of Forfeiture Agreement between Citrix Systems, Inc. and each of David Henshall, Antonio Gomes, P.J. Hough, Jeroen van Rotterdam and Timothy Minahan.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Indicates a management contract or a compensatory plan, contract, or arrangement.
†	Filed herewith.
††	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of May, 2020.

CITRIX SYSTEMS, INC.

By:	/s/ ARLEN R. SHENKMAN
Arlen R. Shenkman
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)