Form 10-Q
period 2020-06-30
CITRIX SYSTEMS INC
filed 2020-07-31
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No   ☒
As of July 24, 2020, there were 123,531,988 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2020

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$555,072	$545,761
Short-term investments, available-for-sale	312,598	43,055
Accounts receivable, net of allowances of $20,135 and $9,557 at June 30, 2020 and December 31, 2019, respectively	614,150	720,359
Inventories, net	17,767	15,898
Prepaid expenses and other current assets	186,390	187,659
Total current assets	1,685,977	1,512,732
Long-term investments, available-for-sale	12,648	16,640
Property and equipment, net	218,790	231,894
Operating lease right-of-use assets, net	193,650	206,154
Goodwill	1,798,408	1,798,408
Other intangible assets, net	93,768	108,478
Deferred tax assets, net	382,406	361,814
Other assets	162,467	152,806
Total assets	$4,548,114	$4,388,926
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$122,154	$84,538
Accrued expenses and other current liabilities	380,152	331,680
Income taxes payable	112,205	60,036
Current portion of deferred revenues	1,378,022	1,352,333
Total current liabilities	1,992,533	1,828,587
Long-term portion of deferred revenues	409,608	443,458
Long-term debt	1,731,514	742,926
Long-term income taxes payable	232,087	259,391
Operating lease liabilities	198,712	209,382
Other liabilities	77,256	67,526
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 321,210 and 318,760 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	321	319
Additional paid-in capital	6,216,838	6,249,065
Retained earnings	4,863,515	4,660,145
Accumulated other comprehensive loss	(6,465)	(5,127)
	11,074,209	10,904,402
Less - common stock in treasury, at cost (197,693 and 188,693 shares at June 30, 2020 and December 31, 2019, respectively)	(11,167,805)	(10,066,746)
Total stockholders' (deficit) equity	(93,596)	837,656
Total liabilities and stockholders' (deficit) equity	$4,548,114	$4,388,926
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share information)
Revenues:
Subscription	$243,450	$155,833	$511,686	$297,439
Product and license	129,933	140,654	302,791	275,676
Support and services	425,546	452,210	845,397	894,725
Total net revenues	798,929	748,697	1,659,874	1,467,840
Cost of net revenues:
Cost of subscription, support and services	93,877	78,817	179,917	150,245
Cost of product and license revenues	20,060	21,878	41,316	47,622
Amortization of product related intangible assets	8,303	9,784	16,584	20,085
Total cost of net revenues	122,240	110,479	237,817	217,952
Gross margin	676,689	638,218	1,422,057	1,249,888
Operating expenses:
Research and development	140,477	134,029	274,935	264,292
Sales, marketing and services	291,511	298,429	617,620	573,084
General and administrative	90,808	81,162	170,907	158,709
Amortization of other intangible assets	694	3,205	1,396	6,734
Restructuring	9,528	4,311	11,981	7,143
Total operating expenses	533,018	521,136	1,076,839	1,009,962
Income from operations	143,671	117,082	345,218	239,926
Interest income	589	3,870	2,194	13,544
Interest expense	(17,076)	(10,289)	(31,687)	(28,322)
Other income (expense), net	1,911	(3,420)	4,009	279
Income before income taxes	129,095	107,243	319,734	225,427
Income tax expense	16,189	13,748	25,606	21,584
Net income	$112,906	$93,495	$294,128	$203,843
Earnings per share:
Basic	$0.91	$0.71	$2.37	$1.55
Diluted	$0.90	$0.70	$2.32	$1.48
Weighted average shares outstanding:
Basic	123,522	131,309	124,128	131,396
Diluted	125,735	134,277	126,659	137,635

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$112,906	$93,495	$294,128	$203,843
Other comprehensive income:
Available for sale securities:
Change in net unrealized (losses) gains	(24)	614	131	2,802
Less: reclassification adjustment for net gains included in net income	(8)	(26)	(21)	(584)
Net change (net of tax effect)	(32)	588	110	2,218

Gain on pension liability	—	—	8	—

Cash flow hedges:
Change in unrealized gains (losses)	458	188	(2,127)	335
Less: reclassification adjustment for net losses included in net income	919	97	671	991
Net change (net of tax effect)	1,377	285	(1,456)	1,326
Other comprehensive income (loss)	1,345	873	(1,338)	3,544
Comprehensive income	$114,251	$94,368	$292,790	$207,387

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Operating Activities
Net income	$294,128	$203,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	106,593	118,689
Stock-based compensation expense	143,685	133,554
Deferred income tax (benefit) expense	(20,952)	18,870
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(166)	1,326
Other non-cash items	19,920	3,921
Total adjustments to reconcile net income to net cash provided by operating activities	249,080	276,360
Changes in operating assets and liabilities:
Accounts receivable	95,329	155,170
Inventories	(1,894)	(2,594)
Prepaid expenses and other current assets	2,478	22,733
Other assets	(39,485)	(31,126)
Income taxes, net	25,621	(67,283)
Accounts payable	37,864	21,256
Accrued expenses and other current liabilities	37,995	(62,812)
Deferred revenues	(8,161)	(89,858)
Other liabilities	10,461	4,224
Total changes in operating assets and liabilities	160,208	(50,290)
Net cash provided by operating activities	703,416	429,913
Investing Activities
Purchases of available-for-sale investments	(305,224)	(19,984)
Proceeds from sales of available-for-sale investments	—	938,031
Proceeds from maturities of available-for-sale investments	39,154	153,708
Purchases of property and equipment	(21,078)	(38,061)
Cash paid for licensing agreements, patents and technology	(3,210)	(2,158)
Other	707	1,165
Net cash (used in) provided by investing activities	(289,651)	1,032,701
Financing Activities
Proceeds from term loan credit agreement, net of issuance costs	998,846	—
Repayment of term loan credit agreement	(750,000)	—
Proceeds from 2030 Notes, net of issuance costs	738,107	—
Repayment on convertible notes	—	(1,164,497)
Stock repurchases, net	(999,903)	(250,000)
Accelerated stock repurchase program	(200,000)	—
Cash paid for tax withholding on vested stock awards	(101,156)	(70,552)
Cash paid for dividends	(86,062)	(91,851)
Net cash used in financing activities	(400,168)	(1,576,900)
Effect of exchange rate changes on cash and cash equivalents	(4,286)	240
Change in cash and cash equivalents	9,311	(114,046)
Cash and cash equivalents at beginning of period	545,761	618,766
Cash and cash equivalents at end of period	$555,072	$504,720
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
2. SIGNIFICANT ACCOUNTING POLICIES
During the first quarter of 2020, the Company adopted new accounting guidance related to current expected credit losses and fair value measurements, which are described below. There have been no other significant changes in the Company’s accounting policies during the six months ended June 30, 2020 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
Current Expected Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on the measurement of credit losses on financial instruments. Previously, credit losses were measured using an incurred loss approach when it was probable that a credit loss had been incurred. The new guidance changes the credit loss model from an incurred loss to an expected loss approach. It requires the application of a current expected credit loss (“CECL”) impairment model to financial assets measured at amortized cost (including trade accounts receivable) and certain off-balance-sheet credit exposures. Under the CECL model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. The standard also changes the impairment model for available-for-sale debt securities, eliminating the concept of other than temporary impairment and requiring credit losses to be recorded through an allowance for credit losses. The amount of the allowance for credit losses for available-for-sale debt securities is limited to the amount by which fair value is below amortized cost. The Company adopted this standard as of January 1, 2020 using the required modified retrospective adoption method. Results for periods beginning after January 1, 2020 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported under the previous accounting guidance. Adoption of the new standard did not have a material impact on the Company's condensed consolidated financial position, results of operations and cash flows. See Note 5 for additional information regarding the Company’s allowance for credit losses.

Fair Value Measurements
In August 2018, the FASB issued an accounting standard update on fair value measurements. The new guidance modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements. The Company adopted this standard as of January 1, 2020, and it did not have a material impact on the Company's condensed consolidated financial position, results of operations and cash flows.
Income Taxes
In December 2019, the FASB issued an accounting standard update on income taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The new standard will be effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial position, results of operations and cash flows.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued an accounting standard update to guidance applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic of the codification as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial position, results of operations and cash flows.
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
Available-for-sale Investments
Short-term and long-term available-for-sale investments in debt securities as of June 30, 2020 and December 31, 2019 primarily consist of agency securities, corporate securities and government securities. Investments classified as available-for-sale debt securities are stated at fair value, with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize unrealized changes in the fair value of its available-for-sale debt securities in income unless a security is deemed to be impaired.
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
Sales tax
The Company records revenue net of sales tax.
Timing of revenue recognition

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Products and services transferred at a point in time	$195,695	$178,160	$475,106	$341,124
Products and services transferred over time	603,234	570,537	1,184,768	1,126,716
Total net revenues	$798,929	$748,697	$1,659,874	$1,467,840

Contract balances
The Company's short-term and long-term contract assets, net of allowance for credit losses, were $17.1 million and $21.6 million, respectively, as of June 30, 2020. The Company's short-term and long-term contract assets were $12.2 million and $20.5 million, respectively, as of December 31, 2019. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.38 billion and $409.6 million, respectively, as of June 30, 2020 and $1.35 billion and $443.5 million, respectively, as of December 31, 2019. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three and six months ended June 30, 2020, the Company recognized $489.7 million and $841.0 million, respectively, of revenue that was included in the deferred revenue balance as of March 31, 2020 and December 31, 2019, respectively.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no material asset impairment charges related to contract assets for either the three and six months ended June 30, 2020 or June 30, 2019.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$1,082,835	$83,904	$1,166	$1,167,905
Support and services	1,448,652	36,065	1,864	1,486,581
Total net revenues	$2,531,487	$119,969	$3,030	$2,654,486
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
For the three and six months ended June 30, 2020, the Company recorded amortization of capitalized contract acquisition costs of $13.8 million and $26.9 million, respectively, and for the three and six months ended June 30, 2019, the Company recorded amortization of capitalized contract acquisition costs of $10.9 million and $21.6 million, respectively, which is recorded in Sales, marketing and services expense in the accompanying condensed consolidated statements of income. The Company's short-term and long-term contract acquisition costs were $56.2 million and $93.8 million, respectively, as of June 30, 2020, and $50.4 million and $81.0 million, respectively, as of December 31, 2019, and are included in Prepaid and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. There was no impairment loss in relation to costs capitalized during either the three and six months ended June 30, 2020 or June 30, 2019.
4. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise or settlement of stock awards and shares issuable under the employee stock purchase plan (calculated using the treasury stock method) during the period they were outstanding and potential dilutive common shares from the conversion spread on the Company’s 0.500% Convertible Notes due 2019 (the “Convertible Notes”) and the Company's warrants during the period they were outstanding.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income	$112,906	$93,495	$294,128	$203,843
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	123,522	131,309	124,128	131,396
Effect of dilutive employee stock awards	2,213	1,453	2,531	2,145
Effect of dilutive Convertible Notes	—	782	—	2,867
Effect of dilutive warrants	—	733	—	1,227
Denominator for diluted earnings per share - weighted-average shares outstanding	125,735	134,277	126,659	137,635

Basic earnings per share	$0.91	$0.71	$2.37	$1.55

Diluted earnings per share	$0.90	$0.70	$2.32	$1.48
For the three and six months ended June 30, 2020, there were no weighted-average number of shares outstanding used in the computation of diluted earnings per share for the Company's warrants, as they expired on November 18, 2019. For the three and six months ended June 30, 2019, the weighted-average number of shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of the Company's warrants, as the average stock price during the quarters was above the weighted-average warrant strike price of $94.53 per share and $94.69 per share, respectively. Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial during the periods presented. The Company used the treasury stock method to consider the dilutive effect of the forward sale contract related to the accelerated share repurchase transactions ("ASR") entered into in January 2020, and determined that the forward sale contract was anti-dilutive in calculating dilutive EPS.
The Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share because upon conversion the Company paid cash up to the aggregate principal amount of the Convertible Notes converted and delivered shares of common stock in respect of the remainder of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes converted. The conversion spread had a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeded the conversion price. For the three and six months ended June 30, 2020, there was no dilution as the Convertible Notes matured on April 15, 2019. For the three and six months ended June 30, 2019, the average market price of the Company's common stock exceeded the conversion price; therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share.
5. CREDIT LOSSES
The Company is exposed to credit losses primarily through its accounts receivable, investments in available-for-sale debt securities, and contract assets. See Note 3 for additional information related to the Company's contract assets.
Accounts receivable, net
The Company's accounts receivable, which are typically due within one year, consist of the following (in thousands):

June 30, 2020
Accounts receivable, gross	$634,285
Less: allowance for returns	(4,886)
Less: allowance for credit losses	(15,249)
Accounts receivable, net	$614,150
The allowance for credit losses on accounts receivable is determined using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are judgmentally determined using loss rates based on historical write-offs by geography and customer accounts subject to credit check versus non-credit check status and consideration of recent forecasted information, including underlying economic expectations. The credit loss reserves are updated quarterly for most recent write-offs and collections information and underlying economic expectations, which for the first half of 2020 included consideration of the current and expected future economic and market conditions surrounding the COVID-19 pandemic. The Company will compare its current estimate of expected credit losses with the estimate of credit losses from the prior period and will report in net income the amount necessary to adjust the allowance for current expected credit losses. The Company recorded $2.8 million and $9.1 million of credit loss expense during the three and six months ended June 30, 2020, respectively, which is included within General and administrative expenses in the accompanying condensed consolidated statements of income.
The activity in the Company's allowance for credit losses for the six months ended June 30, 2020 is summarized as follows (in thousands):

Total
Balance of allowance for credit losses at January 1, 2020	$6,161
Adjustment for ASC 326 adoption	1,245
Current period provision for expected losses	9,057
Write-offs charged against allowance	(1,214)
Balance of allowance for credit losses at June 30, 2020	$15,249
As of June 30, 2020, one distributor, the Arrow Group, accounted for 13% of the Company's total gross accounts receivable.
Available-for-sale Investments
The allowance for credit losses on the Company's investments in available-for-sale debt securities is determined using a quantitative discounted cash flow analysis if impairment triggers exist after a qualitative screen is completed. Impairment on available-for-sale debt securities is determined on an individual security basis and the security is subject to impairment when its fair value declines below its amortized cost basis. If the fair value is less than the amortized cost basis, management must then determine whether it intends to sell the security or whether it is more likely than not that it will be required to sell the security before it recovers its value. If management intends to sell the security or will more-likely-than-not be required to sell the impaired security before it recovers its value, a credit loss is recorded to Other income (expense), net in the accompanying condensed consolidated statements of income. If management does not intend to sell the security, nor will it more-likely-than-not be required to sell the security before the security recovers its value, management must then determine whether the loss is due to credit loss or other factors. For impairment indicators due to credit loss factors, management establishes an allowance for credit losses with a charge to Other income (expense), net. On the contrary, for impairment indicators due to other factors, management records the loss with a charge to Other comprehensive loss in the accompanying condensed balance sheets.

Upon adoption of the credit loss standard, the Company established an allowance for credit losses and did not have any credit loss expense recorded related to available-for-sale debt securities for the three and six months ended June 30, 2020, respectively. See Note 6 for more information on allowances for credit losses related to available-for-sale debt securities.
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
6. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	June 30, 2020
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Agency securities	$19,996	$—	$(3)	$—	$19,993
Corporate securities	188,455	12	(23)	(147)	188,297
Government securities	116,969	—	(13)	—	116,956
Total	$325,420	$12	$(39)	$(147)	$325,246

	December 31, 2019
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$1,681	$1	$—	$1,682
Corporate securities	49,027	6	(149)	48,884
Government securities	9,124	5	—	9,129
Total	$59,832	$12	$(149)	$59,695
The change in net unrealized gains (losses) on available-for-sale securities recorded in Other comprehensive income (loss) includes unrealized gains (losses) that arose from changes in market value, excluding credit-related factors, of specifically identified securities that were held during the period, gains (losses) that were previously unrealized, but have been recognized in current period net income due to sales, and prepayments of available-for-sale investments purchased at a premium. See Note 13 for more information related to comprehensive income.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2020 were approximately three months and two years, respectively.
For the three and six months ended June 30, 2020, the Company did not receive any proceeds from the sales of available-for-sale investments. For the three and six months ended June 30, 2019, the Company received proceeds from the sales of available-for-sale investments of $165.0 million and $938.0 million, respectively.
Realized and Unrealized Gains and Losses on Available-for-sale Investments
For the three and six months ended June 30, 2020, the Company did not have any realized gains on available-for-sale investments. For the three and six months ended June 30, 2019, the Company had realized gains on available-for-sale investments of $0.5 million and $1.5 million, respectively.
Effective January 1, 2020, the new CECL guidance requires the recognition of an allowance for estimated credit losses on investments in available-for-sale debt securities. For the three and six months ended June 30, 2020, the Company did not have any realized losses on available-for-sale investments. For the three and six months ended June 30, 2019, the Company had realized losses on available-for-sale investments of $0.5 million and $0.9 million, respectively. Realized losses primarily related to sales of these investments during the respective periods. All realized gains and losses related to the sales of available-for-sale investments are included in Other income (expense), net, in the accompanying condensed consolidated statements of income.

As of December 31, 2019, the Company's gross unrealized losses on available-for-sale investments were $0.1 million and were not deemed to be other-than-temporarily impaired under the prior accounting guidance.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of $12.7 million and $12.3 million as of June 30, 2020 and December 31, 2019, respectively, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly. The fair value of these investments represent a Level 3 valuation as the assumptions used in valuing these investments are not directly or indirectly observable. See Note 7 for detailed information on fair value measurements.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $10.2 million and $11.2 million as of June 30, 2020 and December 31, 2019, respectively, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. These private equity funds focus on making venture capital investments, principally by investing in equity securities of early and late stage privately-held corporations. The funds’ general partner shall determine the amount, timing and form (whether cash or in kind) of all distributions made by the funds. The Company may only transfer its investments in private equity fund interests subject to the general partner’s written consent and cannot trade its fund interests in established securities markets, secondary markets or equivalents thereof. The Company has unfunded commitments of $0.5 million as of June 30, 2020.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$457,042	$457,042	$—	$—
Money market funds	20,288	20,288	—	—
Corporate securities	32,746	—	32,746	—
Government securities	44,996	—	44,996	—
Available-for-sale securities:
Agency securities	19,993	—	19,993	—
Corporate securities	188,297	—	187,797	500
Government securities	116,956	—	116,956	—
Prepaid expenses and other current assets:
Foreign currency derivatives	781	—	781	—
Total assets	$881,099	$477,330	$403,269	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	2,236	—	2,236	—
Total liabilities	$2,236	$—	$2,236	$—

	As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$474,756	$474,756	$—	$—
Money market funds	42,019	42,019	—	—
Agency securities	19,993	—	19,993	—
Corporate securities	8,993	—	8,993	—
Available-for-sale securities:
Agency securities	1,682	—	1,682	—
Corporate securities	48,884	—	47,884	1,000
Government securities	9,129	—	9,129	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,889	—	1,889	—
Total assets	$607,345	$516,775	$89,570	$1,000
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,390	—	1,390	—
Total liabilities	$1,390	$—	$1,390	$—
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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended June 30, 2020, no direct investments in privately-held companies were determined to be impaired. During the six months ended June 30, 2020, certain direct investments in privately-held companies with a carrying value of $1.3 million were determined to be impaired and written down to a fair value of zero, resulting in an impairment charge of $1.3 million. The impairment charges were included in Other income (expense), net in the accompanying condensed consolidated statements of income.
During the three and six months ended June 30, 2019, a certain direct investment in a privately-held company with a carrying value of $1.9 million was acquired by a third party and the Company received proceeds of $0.2 million. As a result, the Company wrote down the fair value of the investment and recorded an impairment charge of $1.7 million, which is included in Other income (expense), net in the accompanying condensed consolidated statements of income.
In determining the fair value of the investments, the Company considers many factors, including, but not limited to, operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates.
During the three months ended June 30, 2020, the Company determined that there were no material adjustments resulting from observable price changes to the Company's investments in privately-held companies without a readily determinable fair value. During the six months ended June 30, 2020, the Company determined there was an upward adjustment of $1.8 million to one of the Company's investments in a privately-held company without a readily determinable fair value based on an observable input, specifically its ability to obtain additional financing at a favorable valuation. During the three and six months ended June 30, 2019, the Company determined that there were no material adjustments resulting from observable price changes to the Company's investments in privately-held companies without a readily determinable fair value.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of June 30, 2020, the fair value of the $750.0 million unsecured senior notes due March 1, 2030 (the "2030 Notes") and $750.0 million unsecured senior notes due December 1, 2027 (the “2027 Notes") was determined based on inputs that are observable in the market (Level 2). Based on the closing trading price per $100 as of the last day of trading for the quarter ended June 30, 2020, the carrying value was as follows (in thousands):

	Fair Value	Carrying Value
2030 Notes	$802,890	$738,516
2027 Notes	$863,363	$743,371
See Note 11 for more information on the 2030 Notes and 2027 Notes.
8. STOCK-BASED COMPENSATION
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2020, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Second Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was recently amended at the Company's Annual Meeting of Stockholders on June 3, 2020. Pursuant to the June 2020 amendment, the maximum number of shares of common stock available for issuance under the 2014 Plan was increased to 51,300,000. In addition, the amendment extended the term of the 2014 Plan to June 3, 2030 and updated the vesting provisions from monthly to annual vesting for annual director awards, consistent with the Company's current compensation program for non-employee directors.
As of June 30, 2020, there were 18,537,938 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans, including authorization under its 2014 Plan to grant stock-based awards covering 12,685,478 shares of common stock.

The Company also has an Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of a maximum of 16,000,000 shares of common stock. As of June 30, 2020, 2,438,105 shares have been issued under the ESPP. The Company recorded stock-based compensation costs related to the ESPP of $2.6 million and $2.6 million for the three months ended June 30, 2020 and 2019, respectively, and $4.6 million and $5.5 million for the six months ended June 30, 2020 and 2019, respectively.
The Company used the Black-Scholes model to estimate the fair value of the ESPP awards with the following weighted-average assumptions:

Six Months Ended
	June 30, 2020	June 30, 2019
Expected volatility factor	0.21 - 0.22	0.26 - 0.29
Risk free interest rate	1.56% - 2.06%	2.19% - 2.49%
Expected dividend yield	1.20% - 1.39%	1.27% - 1.31%
Expected life (in years)	0.5	0.5
The Company determined the expected volatility factor by considering the implied volatility in six-month market-traded options of the Company's common stock based on third-party volatility quotes. The Company's decision to use implied volatility was based upon the availability of actively traded options on the Company's common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options. The current dividend yield has been updated for expected dividend yield payout. The expected term was based on the term of the purchase period for grants made under the ESPP.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended		Six Months Ended
Income Statement Classifications	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cost of subscription, support and services	$3,404	$2,956	$6,166	$5,158
Research and development	30,987	25,419	52,583	53,256
Sales, marketing and services	27,843	24,424	48,229	44,350
General and administrative	23,128	15,521	36,707	30,790
Total	$85,362	$68,320	$143,685	$133,554

Non-vested Stock Units
Service-Based Stock Units
The Company awards senior level employees and certain other employees non-vested stock units granted under the 2014 Plan that vest based on service. These non-vested stock unit awards vest 33.33% on each of the first, second and third anniversary subsequent to the grant date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its continuing non-employee directors, which represent the right to receive one share of the Company's common stock upon vesting. Previously, non-vested stock unit awards granted to the Company's continuing non-employee directors vested monthly in 12 equal installments. Beginning in 2020, new awards granted to non-employee directors will vest in full in one installment on the earlier of: (i) the first anniversary of the award date; or (ii) the day immediately prior to the Company’s next annual meeting of the stockholders following the award date.
Company Performance Stock Units
On April 1, 2020, the Company awarded senior level employees 294,605 non-vested performance stock unit awards granted under the 2014 Plan. The number of non-vested performance stock units that ultimately vest will be determined within sixty days following completion of the performance period ending December 31, 2022 and will be based on the achievement of specific corporate financial performance goals related to the Company’s annualized recurring revenue (ARR) growth measured during the period from January 1, 2020 to December 31, 2022. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Compensation expense will be recorded through the end of the performance period on December 31, 2022 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
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
Unrecognized Compensation Related to Stock Units
As of June 30, 2020, the total number of non-vested stock units outstanding, including company performance awards and service-based awards was 5,803,303. As of June 30, 2020, there was $550.0 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost of the awards legally granted through June 30, 2020 is expected to be recognized over a weighted-average period of 1.87 years.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The Company performed a qualitative assessment in connection with its annual goodwill impairment test in the fourth quarter of 2019. As a result of the qualitative analysis, a quantitative impairment test was not deemed necessary. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2019. The balance of goodwill at June 30, 2020 and December 31, 2019 was $1.80 billion.
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
Intangible assets consist of the following (in thousands):

	June 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$738,243	$650,217	$734,973	$633,633
Other	187,173	181,431	187,173	180,035
Total	$925,416	$831,648	$922,146	$813,668
Amortization of product related intangible assets, which consists primarily of product related technologies and patents, was $8.3 million and $9.8 million for the three months ended June 30, 2020 and 2019, respectively, and $16.6 million and $20.1 million for the six months ended June 30, 2020 and 2019, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $0.7 million and $3.2 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $6.7 million for the six months ended June 30,

2020 and 2019, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of June 30, 2020 is as follows (in thousands):

Year ending December 31,
2020 (remaining six months)	$17,430
2021	23,251
2022	21,053
2023	16,785
2024	5,751
Thereafter	9,498
Total	$93,768

10. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues:
Workspace (1)	$584,878	$535,063	$1,238,594	$1,049,670
Networking (2)	186,069	178,204	366,003	349,437
Professional services (3)	27,982	35,430	55,277	68,733
Total net revenues	$798,929	$748,697	$1,659,874	$1,467,840

(1)Workspace revenues are primarily comprised of sales from the Company’s application virtualization solutions, which include Citrix Workspace, Citrix Virtual Apps and Desktops, the Company's unified endpoint management solutions, which include Citrix Endpoint Management and Citrix Content Collaboration.
(2)Networking revenues primarily include Citrix ADC and Citrix SD-WAN.
(3)Professional services revenues are primarily comprised of revenues from consulting services and product training and certification services.

Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues:
Americas	$432,210	$432,281	$916,325	$833,428
EMEA	277,313	240,388	570,960	477,201
APJ	89,406	76,028	172,589	157,211
Total net revenues	$798,929	$748,697	$1,659,874	$1,467,840

Strategic Service Providers
The Company defines Strategic Service Providers (SSP) as its three historically largest hyperscale Networking customers. The following table summarizes SSP revenue for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues:
SSP revenue	$29,659	$23,731	$49,502	$45,832
Non-SSP revenue	769,270	724,966	1,610,372	1,422,008
Total net revenues	$798,929	$748,697	$1,659,874	$1,467,840

Subscription Revenue
Subscription revenue relates to fees which are generally recognized ratably over the contractual term. The Company's subscription revenue includes Software as a Service (SaaS), which primarily consists of subscriptions delivered via a cloud-hosted service whereby the customer does not take possession of the software and hybrid subscription offerings; and non-SaaS, which consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. The Company's hybrid subscription offerings are allocated between SaaS and non-SaaS, which are generally recognized at a point in time. The following table presents subscription revenues by SaaS and non-SaaS components, for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Subscription:
SaaS	$130,618	$91,208	$253,188	$176,655
Non-SaaS	112,832	64,625	258,498	120,784
Total Subscription revenue	$243,450	$155,833	$511,686	$297,439

11. DEBT
The components of the Company's long-term debt were as follows (in thousands):

	June 30, 2020	December 31, 2019
Term Loan Credit Agreement	$250,000	$—
2027 Senior Notes	750,000	750,000
2030 Senior Notes	750,000	—
Total face value	1,750,000	750,000
Less: unamortized discount	(5,917)	(1,291)
Less: unamortized issuance costs	(12,569)	(5,783)
Total long-term debt	$1,731,514	$742,926
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
The Term Loan Credit Agreement includes a covenant limiting the Company’s consolidated leverage ratio to not more than 3.5:1.0, subject to, upon the occurrence of a qualified acquisition, if so elected by the Company, a step-up to 4.0:1.0 for the four fiscal quarters following such qualified acquisition, and a covenant limiting the Company’s consolidated interest coverage ratio to not less than 3.0:1.0. The Term Loan Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control of the Company and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Term Loan Credit Agreement upon the occurrence of any of the events of default. In addition, the Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. In addition, the Term Loan Credit Agreement requires the Company to make prepayments of any net cash proceeds received in connection with the Company issuing or incurring debt or issuing equity, subject to certain ordinary course exceptions described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also contains representations and warranties customary for an unsecured financing of this type. The Company was in compliance with these covenants as of June 30, 2020.
Senior Notes
On February 25, 2020, the Company issued $750.0 million of unsecured senior notes due March 1, 2030. The 2030 Notes accrue interest at a rate of 3.300% per annum. Interest on the 2030 Notes is due semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The net proceeds from this offering were $738.1 million, after deducting the underwriting discount and estimated offering expenses payable by the Company. Net proceeds from this offering were primarily used to repay amounts outstanding under the Company's unsecured Term Loan Credit Agreement. The 2030 Notes will mature on March 1, 2030, unless earlier redeemed in accordance with their terms prior to such date. The Company may redeem the 2030 Notes at its option at any time in whole or from time to time in part prior to December 1, 2029 at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 2030 Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of such Notes under such 2030 Notes, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. At any time on or after December 1, 2029, the redemption price shall be equal to 100% of the aggregate principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest to, but excluding the redemption date. Among other terms, under certain circumstances, holders of the 2030 Notes may require the Company to repurchase their 2030 Notes upon the occurrence of a change of control prior to maturity for cash at a repurchase price equal to 101% of the principal amount of the 2030 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date.
During the six months ended June 30, 2020, the Company used the net proceeds from the 2030 Notes and cash to repay $500.0 million under the 364-day Term Loan and $250.0 million under the 3-year Term Loan. As of June 30, 2020, $250.0 million in principal amount was outstanding under the 3-year Term Loan.
On November 15, 2017, the Company issued $750.0 million of unsecured senior notes due December 1, 2027. The 2027 Notes accrue interest at a rate of 4.500% per annum. Interest on the 2027 Notes is due semi-annually on June 1 and December 1 of each year. The 2027 Notes will mature on December 1, 2027, unless earlier redeemed in accordance with their terms prior to such date. The Company may redeem the 2027 Notes at its option at any time in whole or from time to time in part prior to September 1, 2027 at a redemption price equal to the greater of (i) 100% of the aggregate principal amount of the 2027 Notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments under such 2027 Notes, plus in each case, accrued and unpaid interest to, but excluding, the redemption date. Among other terms, under certain circumstances, holders of the 2027 Notes may require the Company to repurchase their 2027 Notes upon the occurrence of a change of control prior to maturity for cash at a repurchase price equal to 101% of the principal amount of the 2027 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date.
Credit Facility
On November 26, 2019, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with a group of financial institutions, which amends and restates the Company’s Credit Agreement, dated January 7, 2015. The Credit Agreement provides for a five year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The credit facility bears interest at a rate equal to (a) either (i) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s long-term debt rating as set forth in the Credit Agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.11% to 0.20% of the aggregate revolving commitments under the credit facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA or long-term credit rating. As of June 30, 2020 and December 31, 2019, no amounts were outstanding under the credit facility. The Credit Agreement contains certain financial covenants and the Company was in compliance with these covenants as of June 30, 2020.
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

The following table includes total interest expense recognized related to the Term Loan Credit Agreement, the 2030 Notes, the 2027 Notes and the Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Contractual interest expense	$16,386	$8,614	$29,816	$18,507
Amortization of debt issuance costs	392	317	1,387	1,306
Amortization of debt discount	161	1,204	249	8,191
	$16,939	$10,135	$31,452	$28,004
See Note 7 for fair value disclosures related to the Company's 2030 Notes and 2027 Notes.
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
The Warrants expired in ratable portions on a series of expiration dates that commenced on July 15, 2019 and concluded on November 18, 2019, and no Warrants remain outstanding. The Warrants were not marked to market as the value of the Warrants were initially recorded in stockholders' equity and remained classified within stockholders' equity through their expiration. During the three months ended June 30, 2019, the strike price of the Warrants was adjusted to $94.27 per share and the number of shares of the Company's common stock covered by the Warrant Transactions was adjusted to approximately 20.2 million shares as a result of the cash dividend paid in June 2019.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of June 30, 2020, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $0.6 million at June 30, 2020, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The total unrealized gain on cash flow derivative instruments was $0.9 million at December 31, 2019, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. See Note 13 for more information related to comprehensive income. The net unrealized loss as of June 30, 2020 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$605	Prepaid expenses and other current assets	$1,335	Accrued expenses and other current liabilities	$1,256	Accrued expenses and other current liabilities	$371

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$176	Prepaid expenses and other current assets	$554	Accrued expenses and other current liabilities	$980	Accrued expenses and other current liabilities	$1,019
The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income (Loss)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss
	2020	2019		2020	2019
Foreign currency forward contracts	$1,377	$285	Operating expenses	$(919)	$(97)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss
	2020	2019		2020	2019
Foreign currency forward contracts	$(1,456)	$1,326	Operating expenses	$(671)	$(991)

	For the Three Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2020	2019
Foreign currency forward contracts	Other income (expense), net	$(1,229)	$(584)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2020	2019
Foreign currency forward contracts	Other income (expense), net	$2,529	$(1,980)

Outstanding Foreign Currency Forward Contracts
As of June 30, 2020, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 34,800
Brazilian Real	BRL 2,000
Pounds Sterling	GBP 700
Canadian Dollar	CAD 850
Chinese Yuan Renminbi	CNY 47,725
Czech Koruna	CZK 7,400
Danish Krone	DKK 9,100
Euro	EUR 936
Hong Kong Dollar	HKD 17,300
Indian Rupee	INR 912,000
Japanese Yen	JPY 662,000
Korean Won	KRW 2,768,000
Singapore Dollar	SGD 14,400
Swedish Krona	SEK 5,900
Swiss Franc	CHF 162,972

13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized gain (loss) on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2019	$(2,946)	$(139)	$868	$(2,910)	$(5,127)
Other comprehensive income (loss) before reclassifications	—	131	(2,127)	8	(1,988)
Amounts reclassified from accumulated other comprehensive loss	—	(21)	671	—	650
Net current period other comprehensive income (loss)	—	110	(1,456)	8	(1,338)
Balance at June 30, 2020	$(2,946)	$(29)	$(588)	$(2,902)	$(6,465)
Income tax expense or benefit allocated to each component of other comprehensive loss is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended June 30, 2020
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(8)	Other income (expense), net
Unrealized net losses on cash flow hedges	919	Operating expenses *
	$911

	For the Six Months Ended June 30, 2020
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(21)	Other income (expense), net
Unrealized net losses on cash flow hedges	671	Operating expenses *
	$650
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
The Company’s effective tax rate generally differs from the U.S. federal statutory rate primarily due to tax credits and lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland.
The Company’s effective tax rate was 12.5% and 12.8% for the three months ended June 30, 2020 and 2019, respectively. When comparing the three months ended June 30, 2020 to the three months ended June 30, 2019, the effective tax rate did not materially change.
The Company’s effective tax rate was 8.0% and 9.6% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate when comparing the six months ended June 30, 2020 to the six months ended June 30, 2019 was primarily due to an increase in the discrete tax benefits for share-based payments and a tax benefit for the impact of the closure of a California audit during the six month period ended June 30, 2020.

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
The Company’s net unrecognized tax benefits totaled $72.7 million and $84.5 million as of June 30, 2020 and December 31, 2019, respectively. At June 30, 2020, $60.9 million included in the balance for tax positions would affect the annual effective tax rate if recognized. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of June 30, 2020, the Company has accrued $3.6 million for the payment of interest.
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
At June 30, 2020, the Company had $380.2 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief & Economic Security (“CARES”) Act. The CARES Act includes a wide variety of tax and non-tax provisions aimed to provide relief to individuals and businesses adversely affected by the COVID-19 pandemic. This legislation includes an array of tax benefits and incentives for businesses, including in part, the deferral of payment of certain employer payroll taxes. Similarly, the Swiss government enacted a number of measures to help mitigate the negative effects of COVID-19 on the Swiss economy. The Company is evaluating the impact of global COVID-19-related laws and proposed laws, however, no material impact to the Company's financial results is expected as a result of legislation enacted to date. The Company will review any guidance issued in the future by applicable tax authorities and continue to evaluate the impact of any new developments or legislation.
On June 22, 2020, the US Supreme Court denied Altera Corp.’s petition for writ of certiorari and as a result the Supreme Court will not review the decision of the U.S. Court of Appeals for the Ninth Circuit that upheld the validity of the U.S. Treasury Department’s regulations requiring participants in a cost-sharing arrangement to share stock-based compensation costs. Because the Company has already accrued amounts for this uncertain tax position, there are no changes to the Company's position or treatment of its cost-sharing arrangements in the current period.
15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors has authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At June 30, 2020, $914.1 million ($714.1 million after taking into consideration the contracted but undelivered shares under the ASR of $200.0 million) was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes, the 2027 Notes and the Term Loan Credit Agreement, as well as proceeds from employee stock awards and the related tax benefit. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.

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
During the three months ended June 30, 2020, the Company made no open market purchases under the stock repurchase program. During the six months ended June 30, 2020, the Company expended $199.9 million on open market purchases under the stock repurchase program, repurchasing 1,731,500 shares of common stock at an average price of $115.45.
During the three months ended June 30, 2019, the Company expended $156.2 million on open market purchases under the stock repurchase program, repurchasing 1,599,822 shares of common stock at an average price of $97.63. During the six months ended June 30, 2019, the Company expended $250.0 million on open market purchases under the stock repurchase program, repurchasing 2,510,882 shares of common stock at an average price of $99.57.
Shares for Tax Withholding
During the three and six months ended June 30, 2020, the Company withheld 256,376 and 739,600 shares, respectively, from equity awards that vested, totaling $35.8 million and $101.2 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and six months ended June 30, 2019, the Company withheld 104,129 and 698,117 shares, respectively, from equity awards that vested, totaling $10.4 million and $70.6 million respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
On July 25, 2019, a class action lawsuit was filed against Citrix, LogMeIn, Inc. (“LogMeIn”) and certain of their directors and officers in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The complaint alleges that the defendants violated federal securities laws by making alleged misstatements and omissions in LogMeIn’s Registration Statement and Prospectus filed in connection with the 2017 spin-off of Citrix’s GoTo family of service offerings and subsequent merger of that business with LogMeIn. The complaint seeks among other things the recovery of monetary damages. On April 28, 2020, the defendants filed motions to dismiss the complaint, which remain pending. The Company believes that Citrix and its directors have meritorious defenses to these allegations; however, the Company is unable to currently determine the ultimate outcome of this matter or the potential exposure or loss, if any.

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
Other Purchase Commitments
In May 2020, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, the Company is committed to a purchase of $1.00 billion throughout the term of the agreement. As of June 30, 2020, the Company had $987.9 million of remaining obligations under the purchase agreement.
17. RESTRUCTURING
The Company has implemented multiple restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which has resulted in workforce reductions and the consolidation of certain leased facilities.
For the three and six months ended June 30, 2020 and 2019, restructuring charges were comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Employee severance and related costs	$647	$4,311	$3,100	$7,143
Right-of-use asset impairment	8,881	—	8,881	—
Total Restructuring charges	$9,528	$4,311	$11,981	$7,143
The Company reviews for impairment of long-lived assets, including right-of-use (“ROU”) assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. The fair value of the ROU assets is determined by utilizing the present value of the estimated future cash flows attributable to the assets. During the three and six months ended June 30, 2020, in connection with the COVID-19 pandemic, the Company determined that a vacant facility partially impaired under a previous restructuring plan became fully impaired due to a reassessment of the timing and fees of the assumed sublease rentals and recorded impairment charges of $8.9 million. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were utilized.
Restructuring accruals
The activity in the Company’s restructuring accruals for the six months ended June 30, 2020 is summarized as follows (in thousands):

Total
Balance at January 1, 2020	$6,957
Employee severance and related costs	3,100
Payments	(8,113)
Balance at June 30, 2020	$1,944

18. STATEMENT OF CHANGES IN EQUITY
The following tables presents the changes in total stockholders' (deficit) equity during the three and six months ended June 30, 2020 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total (Deficit) Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2020	320,437	$320	$6,125,589	$4,794,964	$(7,810)	(197,436)	$(11,131,992)	$(218,929)
Shares issued under stock-based compensation plans	773	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	90,117	—	—	—	—	90,117
Restricted shares turned in for tax withholding	—	—	—	—	—	(257)	(35,813)	(35,813)
Cash dividends declared	—	—	—	(43,222)	—	—	—	(43,222)
Other	—	—	1,133	(1,133)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	1,345	—	—	1,345
Net income	—	—	—	112,906	—	—	—	112,906
Balance at June 30, 2020	321,210	$321	$6,216,838	$4,863,515	$(6,465)	(197,693)	$(11,167,805)	$(93,596)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	318,760	$319	$6,249,065	$4,660,145	$(5,127)	(188,693)	$(10,066,746)	$837,656
Shares issued under stock-based compensation plans	2,205	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	143,685	—	—	—	—	143,685
Common stock issued under employee stock purchase plan	245	—	21,035	—	—	—	—	21,035
Stock repurchases, net	—	—	—	—	—	(1,732)	(199,903)	(199,903)
Restricted shares turned in for tax withholding	—	—	—	—	—	(740)	(101,156)	(101,156)
Cash dividends declared	—	—	—	(86,062)	—	—	—	(86,062)
Accelerated stock repurchase program	—	—	(200,000)	—	—	(6,528)	(800,000)	(1,000,000)
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	(1,641)	—	—	—	(1,641)
Other	—	—	3,055	(3,055)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(1,338)	—	—	(1,338)
Net income	—	—	—	294,128	—	—	—	294,128
Balance at June 30, 2020	321,210	$321	$6,216,838	$4,863,515	$(6,465)	(197,693)	$(11,167,805)	$(93,596)

The following tables presents the changes in total stockholders' equity during the three and six months ended June 30, 2019 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2019	311,732	$312	$5,495,935	$4,232,181	$(5,483)	(179,832)	$(9,168,067)	$554,878
Shares issued under stock-based compensation plans	287	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	70,080	—	—	—	—	70,080
Temporary equity reclassification	—	—	1,163	—	—	—	—	1,163
Stock repurchases, net	—	—	—	—	—	(1,600)	(156,195)	(156,195)
Restricted shares turned in for tax withholding	—	—	—	—	—	(104)	(10,445)	(10,445)
Cash dividends declared	—	—	—	(45,827)	—	—	—	(45,827)
Settlement of convertible notes and hedges	4,950	5	509,519	—	—	(4,950)	(509,524)	—
Other	—	—	2,263	(2,263)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	873	—	—	873
Net income	—	—	—	93,495	—	—	—	93,495
Balance at June 30, 2019	316,969	$317	$6,078,960	$4,277,586	$(4,610)	(186,486)	$(9,844,231)	$508,022

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	309,761	$310	$5,404,500	$4,169,019	$(8,154)	(178,327)	$(9,014,156)	$551,519
Shares issued under stock-based compensation plans	2,042	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	133,554	—	—	—	—	133,554
Temporary equity reclassification	—	—	8,110	—	—	—	—	8,110
Common stock issued under employee stock purchase plan	216	—	19,016	—	—	—	—	19,016
Stock repurchases, net	—	—	—	—	—	(2,511)	(250,000)	(250,000)
Restricted shares turned in for tax withholding	—	—	—	—	—	(698)	(70,551)	(70,551)
Cash dividends declared	—	—	—	(91,851)	—	—	—	(91,851)
Settlement of convertible notes and hedges	4,950	5	509,519	—	—	(4,950)	(509,524)	—
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	838	—	—	—	838
Other	—	—	4,263	(4,263)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	3,544	—	—	3,544
Net income	—	—	—	203,843	—	—	—	203,843
Balance at June 30, 2019	316,969	$317	$6,078,960	$4,277,586	$(4,610)	(186,486)	$(9,844,231)	$508,022

Cash Dividend
The following table provides information with respect to quarterly dividends on common stock during the six months ended June 30, 2020.

Declaration Date	Dividends per Share	Record Date	Payable Date
January 22, 2020	$0.35	March 6, 2020	March 20, 2020
April 23, 2020	$0.35	June 5, 2020	June 19, 2020
Subsequent Event
On July 23, 2020, the Company announced that its Board of Directors approved a quarterly cash dividend of $0.35 per share which will be paid on September 25, 2020 to all shareholders of record as of the close of business on September 11, 2020.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth initiatives, our transition to a subscription-based business model, our expansion of cloud-delivered services, changes in our product and service offerings and features, financial information and results of operations for future periods, revenue trends, the impacts of the COVID-19 pandemic and related market and economic conditions on our business, results of operations and financial condition, customer demand, business continuity, risk mitigation and expectations regarding remote work, the resiliency of our solutions and business model, expectations regarding our customers’ spending during a weak economic environment, seasonal factors or ordering patterns, stock-based compensation, international operations, investment transactions and valuations of investments and derivative instruments, restructuring charges, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax estimates and other tax matters, liquidity, stock repurchases and dividends, our debt, changes in accounting rules or guidance, acquisitions, litigation matters, and the security of our network, products and services, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Readers are directed to the risks and uncertainties identified in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1A in this Quarterly Report on Form 10-Q for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Such factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year. During the first quarter of 2020, this historical trend was impacted by the COVID-19 pandemic.
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
Executive Summary
During the three months ended June 30, 2020, our subscription model transition regained momentum, with strong demand for our Workspace and Networking solutions. We believe that our second quarter performance reflects the confidence of our customers in Citrix’s vision and the critical role Citrix’s solutions have in helping customers drive continued sustainable growth over the long-term aided by the secular shifts towards remote work, security and employee experience.
As we continue to progress through our subscription model transition, we plan to discontinue offering new perpetual licenses for Citrix Workspace beginning on October 1, 2020. While there will be exceptions made for certain customers in specific industries or geographies, following this date the offering will no longer be generally available for new or existing customers. After this time, customers will have the option of acquiring new Citrix Workspace seats in the form of on-premises subscription or SaaS offerings.
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
On February 25, 2020, we issued $750.0 million of unsecured senior notes due March 1, 2030 (the "2030 Notes"). The net proceeds from this offering were $738.1 million, after deducting the underwriting discount and estimated offering expenses payable by us. Net proceeds from this offering were primarily used to repay amounts outstanding under our unsecured Term Loan Credit Agreement. During the six months ended June 30, 2020, we used the net proceeds from the 2030 Notes and cash to repay $750.0 million under the Term Loan Credit Agreement. As of June 30, 2020, $250.0 million was outstanding under the Term Loan Credit Agreement.
On July 23, 2020, we announced that our Board of Directors declared a $0.35 per share dividend payable September 25, 2020 to all shareholders of record as of the close of business on September 11, 2020.
Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to spread throughout the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak remains uncertain. It has disrupted the business of our customers and partners, will impact our business and consolidated results of operations and could impact our financial condition in the future. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and partners and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. However, we are continuing to monitor the situation and are reviewing our preparedness plans should we begin to experience material impacts.

Impact of COVID-19 on our Second Quarter Results
To provide a flexible solution to help our customers manage through this period, in the first quarter of 2020, we created a short-term on-premises term subscription license at discounted prices. This limited-use license program was intended to help our customers manage through the shock to the system created by the pandemic. We phased out this short-term license program at the end of April 2020. The contribution from this limited-use license program was not material in the second quarter of 2020.
Impact of COVID-19 on our Outlook and Liquidity
With respect to the latter part of 2020 and into 2021, the broader toll COVID-19 may take on the global economy and the slope of the economic recovery is unknown. We believe that our solutions and our business model are resilient. However, given the unknown magnitude, in terms of depth and duration, of this crisis, we view the increased demand we experienced in the first half of the year, as a potential offset against what could prove to be a more challenging macroeconomic environment in the second half of the year. Longer term, we believe this global health crisis will cause companies and their employees to change the way they think about remote work. We expect business continuity and risk mitigation to rise as areas of importance in boardroom discussions and on IT priority lists. We believe a greater number of employees will expect to continue to be able to work remotely, at least some of the time, even as social distancing restrictions abate.
Cash from operations, accounts receivable and revenues could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” of this Quarterly Report on Form 10-Q. However, based on our current revenue outlook, we believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We have availed ourselves of certain tax deferrals allowed pursuant to the CARES Act in the U.S. and certain tax deferrals in Switzerland, and may continue to do so in the future. We are evaluating the impact of global COVID-19-related laws and proposed laws, and while there is an impact on the timing of cash flow, no material impact to our financial results is expected as a result of legislation enacted to date. In addition, while the pandemic has not materially impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets which could adversely affect our liquidity and capital resources in the future.
Other Impacts of COVID-19
In March 2020, we directed our global workforce to work from home and severely limited all international and domestic travel. We have extended our paid time-off and sick leave benefits for employees directly impacted by COVID-19 or caring for children or a member of their household impacted by COVID-19. We provided $1,000 per employee below the Vice President level to cover expenses related to transitioning to a work from home environment, helping support local restaurants and small businesses or charities, or lessening any other potential hardship. We also offer local employee assistance program resources if needed. Certain of our offices have re-opened and we continue to monitor developments at the local level and follow mandates as required by law. For offices that have re-opened, we have implemented new protocols to ensure the safety of our employees, including face coverings, temperature checks, social distancing and capacity limits.
In response to the COVID-19 pandemic, we expect to hold our largest customer and partner event, Synergy, as a series of virtual events, and we may deem it advisable to similarly alter, postpone or cancel additional customer, employee or industry events in the future.
We have also increased funding for corporate citizenship directed donations and created a relief recovery fund for the COVID-19 outbreak, doubled our charitable match for employee donations, continued to pay vendors no longer providing on-site services, and set up virtual volunteering opportunities.
Summary of Results
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, a summary of our results included:
•Total net revenue increased 6.7% to $798.9 million;
•Subscription revenue increased 56.2% to $243.5 million;
•SaaS revenue increased 43.2% to $130.6 million;
•Product and license revenue decreased 7.6% to $129.9 million;
•Support and services revenue decreased 5.9% to $425.5 million;
•Gross margin as a percentage of revenue decreased 0.5% to 84.7%;

•Operating income increased 22.7% to $143.7 million;
•Diluted net income per share increased 28.6% to $0.90;
•Unbilled revenue increased $382.6 million to $866.9 million;
•Subscription ARR increased $334.2 million to $948.6 million; and
•SaaS ARR increased $172.0 million to $590.0 million.
Our Subscription revenue increased primarily due to an increase in on-premise license demand, mostly from our Workspace offerings and our Networking offerings, primarily from pooled capacity. Also contributing to the increase is continued customer adoption of our solutions delivered via the cloud. Our Product and license revenue decreased primarily due to lower sales of our perpetual Workspace solutions as customers continue to shift to our subscription offerings. The decrease in Support and services revenue was primarily due to decreased sales of maintenance services across our perpetual Workspace and Networking offerings and professional services, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition. We currently expect total revenue to increase when comparing the third quarter of 2020 to the third quarter of 2019 and when comparing the fiscal year 2020 to the fiscal year 2019 due to the acceleration of our transition to a subscription-based model. The increase in operating income was primarily due to an increase in gross margin partially offset by higher operating expenses. The increase in diluted net income per share was primarily due to an increase in operating income and a decrease in the number of weighted average shares outstanding due to share repurchases. Both Subscription and SaaS ARR increased due to the acceleration of subscription bookings.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
Revenues:
Subscription	$243,450	$155,833	$511,686	$297,439	56.2%	72.0%
Product and license	129,933	140,654	302,791	275,676	(7.6)	9.8
Support and services	425,546	452,210	845,397	894,725	(5.9)	(5.5)
Total net revenues	798,929	748,697	1,659,874	1,467,840	6.7	13.1
Cost of net revenues:
Cost of subscription, support and services	93,877	78,817	179,917	150,245	19.1	19.7
Cost of product and license revenues	20,060	21,878	41,316	47,622	(8.3)	(13.2)
Amortization of product related intangible assets	8,303	9,784	16,584	20,085	(15.1)	(17.4)
Total cost of net revenues	122,240	110,479	237,817	217,952	10.6	9.1
Gross margin	676,689	638,218	1,422,057	1,249,888	6.0	13.8
Operating expenses:
Research and development	140,477	134,029	274,935	264,292	4.8	4.0
Sales, marketing and services	291,511	298,429	617,620	573,084	(2.3)	7.8
General and administrative	90,808	81,162	170,907	158,709	11.9	7.7
Amortization of other intangible assets	694	3,205	1,396	6,734	(78.3)	(79.3)
Restructuring	9,528	4,311	11,981	7,143	121.0	67.7
Total operating expenses	533,018	521,136	1,076,839	1,009,962	2.3	6.6
Income from operations	143,671	117,082	345,218	239,926	22.7	43.9
Interest income	589	3,870	2,194	13,544	(84.8)	(83.8)
Interest expense	(17,076)	(10,289)	(31,687)	(28,322)	66.0	11.9
Other income (expense), net	1,911	(3,420)	4,009	279	(155.9)	*
Income before income taxes	129,095	107,243	319,734	225,427	20.4	41.8
Income tax expense	16,189	13,748	25,606	21,584	17.8	18.6
Net income	$112,906	$93,495	$294,128	$203,843	20.8%	44.3%

*Not meaningful

Revenues
Net revenues include Subscription, Product and license and Support and services revenues.
Subscription revenue relates to fees which are generally recognized ratably over the contractual term. Our subscription revenue includes SaaS, which primarily consists of subscriptions delivered via a cloud-hosted service whereby the customer does not take possession of the software and hybrid subscription offerings and the related support; and non-SaaS, which consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. Our hybrid subscription offerings are allocated between SaaS and non-SaaS, which are generally recognized at a point in time. In addition, our CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.
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

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(in thousands)
Subscription	$243,450	$155,833	$511,686	$297,439	$87,617	$214,247
Product and license	129,933	140,654	302,791	275,676	(10,721)	27,115
Support and services	425,546	452,210	845,397	894,725	(26,664)	(49,328)
Total net revenues	$798,929	$748,697	$1,659,874	$1,467,840	$50,232	$192,034

Subscription
Subscription revenue increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to an increase in on-premise license demand of $48.2 million, mostly from our Workspace offerings of $29.7 million and our Networking offerings of $18.5 million, primarily from pooled capacity. Also contributing to the increase is continued customer adoption of our solutions delivered via the cloud of $39.4 million, primarily from our Workspace offerings.
Subscription revenue increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in on-premise license demand of $137.7 million, mostly from our Workspace offerings of $90.7 million driven by business continuity sales in the first quarter of 2020 and our Networking offerings of $47.0 million, primarily from pooled capacity. Also contributing to the increase is continued customer adoption of our solutions delivered via the cloud of $76.5 million, primarily from our Workspace offerings.

We currently expect our Subscription revenue to increase when comparing the third quarter of 2020 to the third quarter of 2019 as customers continue to shift to our subscription offerings.
Product and license
Product and license revenue decreased when comparing the three months ended June 30, 2020 to the three months ended June 30, 2019 primarily due to lower sales of our perpetual Workspace offerings, as customers continue to shift to our subscription offerings.
Product and license revenue increased when comparing the six months ended June 30, 2020 to the six months ended June 30, 2019 primarily due to higher sales of our perpetual Workspace offerings of $43.8 million, mostly from business continuity sales in response to the COVID-19 pandemic in the first quarter of 2020, partially offset by lower sales of our perpetual Networking products of $16.6 million.
We currently expect our Product and license revenue to decrease when comparing the third quarter of 2020 to the third quarter of 2019 as customers continue to shift to our subscription offerings and away from our Networking hardware products, as well as our announced plan to discontinue offering new perpetual licenses for Citrix Workspace beginning on October 1, 2020.
Support and services
Support and services revenue decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to decreased sales of maintenance services across our Workspace perpetual offerings of $11.1 million, Networking perpetual offerings of $8.2 million and professional services of $7.4 million, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition.
Support and services revenue decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to decreased sales of maintenance services across our Workspace perpetual offerings of $23.2 million, Networking perpetual offerings of $12.8 million and professional services of $13.3 million, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition.
We currently expect our Support and services revenue to decrease when comparing the third quarter of 2020 to the third quarter of 2019 as customers continue to shift to our subscription offerings.
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
The following table presents the amounts of deferred revenue and unbilled revenue (in thousands):

	June 30, 2020	December 31, 2019	2020 compared to 2019
Deferred revenue	$1,787,630	$1,795,791	$(8,161)
Unbilled revenue	866,856	704,829	162,027
Deferred revenue decreased $8.2 million as of June 30, 2020 compared to December 31, 2019 primarily due to a decrease in maintenance and support of $88.1 million, mostly from Workspace perpetual software maintenance of $56.2 million and Networking perpetual hardware maintenance of $23.3 million, partially offset by an increase from subscription of $81.4 million. Unbilled revenue as of June 30, 2020 increased $162.0 million from December 31, 2019 primarily due to increased customer adoption of multi-year subscription agreements.

While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. Backlog includes the aggregate amounts we expect to recognize as point in time revenue in the following quarter associated with contractually committed amounts for on-premise subscription software licenses, as well as confirmed product license orders that have not shipped and are wholly unfulfilled. As of June 30, 2020 and June 30, 2019, the amount of backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for 50.7% and 47.0% of our net revenues for the three months ended June 30, 2020, and June 30, 2019, respectively. The increase in our international revenues as a percentage of our net revenues for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to the first quarter of 2020 including a higher volume of business continuity sales in the United States, which impacted the mix of international revenues during the second quarter of 2020.
International revenues (sales outside the United States) accounted for 49.8% and 48.0% of our net revenues for the six months ended June 30, 2020, and June 30, 2019, respectively. The change in our international revenues as a percentage of our net revenues was not significant. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Cost of Net Revenues

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Cost of subscription, support and services revenues	$93,877	$78,817	$179,917	$150,245	$15,060	$29,672
Cost of product and license revenues	20,060	21,878	41,316	47,622	(1,818)	(6,306)
Amortization of product related intangible assets	8,303	9,784	16,584	20,085	(1,481)	(3,501)
Total cost of net revenues	$122,240	$110,479	$237,817	$217,952	$11,761	$19,865
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
Cost of subscription, support and services revenues increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to an increase in costs related to providing our subscription offerings. We currently expect Cost of subscription, support and services revenues to increase when comparing the third quarter of 2020 to the third quarter of 2019, consistent with the expected increases in Subscription revenue as discussed above.
Cost of product and license revenues decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to lower overall sales of our perpetual Networking products, which contain hardware components that have a higher cost than our software products. We currently expect Cost of product and license revenues to decrease when comparing the third quarter of 2020 to the third quarter of 2019, consistent with the expected decrease in Product and license revenue.
Amortization of product related intangible assets decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to lower amortization of certain intangible assets becoming fully amortized.
Gross Margin
Gross margin as a percentage of revenue was 84.7% for the three months ended June 30, 2020, and 85.2% for the three months ended June 30, 2019, respectively, and 85.7% for the six months ended June 30, 2020, and 85.2% for the six months ended June 30, 2019, respectively. The change in gross margin when comparing the three and six months ended June 30, 2020 to June 30, 2019 was not significant.

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
Research and Development Expenses

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Research and development	$140,477	$134,029	$274,935	$264,292	$6,448	$10,643
Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to stock-based compensation. Research and development expenses increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to compensation and other employee-related costs related to a net increase in headcount.
Sales, Marketing and Services Expenses

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Sales, marketing and services	$291,511	$298,429	$617,620	$573,084	$(6,918)	$44,536
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
Sales, marketing and services expenses decreased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the cancellation of in-person events in response to the COVID-19 pandemic of $15.1 million, including our largest customer and partner event, Synergy, and replacing them with virtual events or postponing to future periods. This decrease was partially offset by an increase in marketing program costs of $9.7 million.
Sales, marketing and services expenses increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the impact from the COVID-19 pandemic, which included an increase in variable compensation of $39.6 million driven by an increase in demand of limited use licenses and ongoing business continuity sales, and an increase in marketing programs of $10.7 million. These increases were partially offset by a decrease in costs of $12.6 million related to the cancellation of in-person events in response to the COVID-19 pandemic, including our largest customer and partner event, Synergy, and replacing them with virtual events or postponing to future periods.

General and Administrative Expenses

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
General and administrative	$90,808	$81,162	$170,907	$158,709	$9,646	$12,198
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to stock-based compensation costs of $7.6 million, an increase in compensation and employee-related costs of $3.2 million, and an increase in credit loss expense of $2.4 million, primarily due to the impact of the COVID-19 pandemic. These increases were partially offset by a decrease in professional fees of $4.8 million.
General and administrative expenses increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the impact from the COVID-19 pandemic, which included an increase in credit loss expense of $8.8 million, an increase in compensation and other employee-related costs of $8.1 million, an increase in stock-based compensation costs of $5.9 million, and an increase in charitable contributions of $5.6 million. These increases were partially offset by a decrease in professional fees of $15.1 million.
Restructuring Expenses

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Restructuring	$9,528	$4,311	$11,981	$7,143	$5,217	$4,838
Restructuring expenses increased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the impairment of a right-of-use ("ROU") asset related to a restructuring facility of $8.9 million as a result of the COVID-19 pandemic, partially offset by a decrease in employee severance and related costs of $3.7 million.
Restructuring expenses increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the impairment of an ROU asset related to a restructuring facility of $8.9 million as a result of the COVID-19 pandemic, partially offset by a decrease in employee severance and related costs of $4.0 million.
See Note 17 to our condensed consolidated financial statements for additional details regarding our restructuring charges.
2020 Operating Expense Outlook
When comparing the third quarter of 2020 to the third quarter of 2019, we currently expect Operating expenses to increase due to continued investment to support our cloud transition and higher compensation related expenses.
Interest Income

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Interest income	$589	$3,870	$2,194	$13,544	$(3,281)	$(11,350)
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income decreased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to lower yields on investments as a result of lower interest rates.
Interest income decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to lower average balances of cash, cash equivalents and investments as a result of the repayment of the outstanding principal balance of our Convertible Notes on April 15, 2019, as well as lower yields on investments as a result of lower interest rates. See Note 6 to our condensed consolidated financial statements for additional details regarding our investments.

Interest Expense

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Interest expense	$(17,076)	$(10,289)	$(31,687)	$(28,322)	$(6,787)	$(3,365)
Interest expense primarily consists of interest paid on our 2027 and 2030 Notes, Term Loan Credit Agreement and our credit facility. Interest expense increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to interest expense from our outstanding 2030 Notes and Term Loan Credit Agreement of $8.3 million, partially offset by a decrease in interest expense from our Convertible Notes of $1.5 million due to the repayment of the outstanding principal balance on April 15, 2019.
Interest expense increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to interest expense from our outstanding 2030 Notes and Term Loan Credit Agreement of $14.1 million, partially offset by a decrease in interest expense from our Convertible Notes of $10.8 million due to the repayment of the outstanding principal balance on April 15, 2019. See Note 11 to our condensed consolidated financial statements for additional details regarding our debt.
Other income (expense), net

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Other income (expense), net	$1,911	$(3,420)	$4,009	$279	$5,331	$3,730
Other income (expense), net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions, sublease income, realized losses related to changes in the fair value of our investments that have a decline in fair value and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other income (expense), net during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 is primarily driven by the remeasurement and settlement of foreign currency transactions.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our condensed consolidated financial statements. We maintain certain strategic management and operational activities in overseas subsidiaries and our foreign earnings are taxed at rates that are generally lower than in the United States.
Our effective tax rate generally differs from the U.S. federal statutory rate primarily due to tax credits and lower tax rates on earnings generated by our foreign operations that are taxed primarily in Switzerland.
Our effective tax rate was 12.5% and 12.8% for the three months ended June 30, 2020 and 2019, respectively. When comparing the three months ended June 30, 2020 to the three months ended June 30, 2019, the effective tax rate did not materially change.
Our effective tax rate was 8.0% and 9.6% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate when comparing the six months ended June 30, 2020 to the six months ended June 30, 2019 was primarily due to an increase in the discrete tax benefits for share-based payments and a tax benefit for the impact of the closure of a California audit during the six month period ended June 30, 2020.
Our U.S. liquidity needs are currently satisfied using cash flows generated from our U.S. operations, borrowings, or both. We also utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in locations in which it is needed. We expect to repatriate a substantial portion of our foreign earnings over time, to the extent that the foreign earnings are not restricted by local laws or result in significant incremental costs associated with repatriating the foreign earnings. See Note 14 to our condensed consolidated financial statements for additional details regarding our income taxes.

Liquidity and Capital Resources
During the six months ended June 30, 2020, we generated operating cash flows of $703.4 million. These operating cash flows related primarily to net income of $294.1 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $143.7 million and depreciation and amortization expenses of $104.9 million and a change in operating assets and liabilities of $160.2 million. The change in our operating assets and liabilities was mostly the result of an inflow from accounts receivable of $95.3 million, primarily due to an increase in collections from prior period sales, an inflow from accrued expenses and other current liabilities of $38.0 million, primarily due to an increase in employee-related accruals, and an inflow from accounts payable of $37.9 million, primarily due to cloud hosting fees. These inflows are partially offset by an outflow in other assets of $39.5 million, primarily due to an increase in capitalized commissions from higher subscription sales. Our investing activities used $289.7 million of cash consisting primarily of net purchases of investments of $265.4 million and cash paid for the purchase of property and equipment of $21.1 million. Our financing activities used cash of $400.2 million primarily for stock repurchases of $1.00 billion, amounts paid for but not settled under our accelerated stock repurchase program of $200.0 million, cash paid for tax withholding on vested stock awards of $101.2 million and cash dividends on our common stock of $86.1 million. These outflows are partially offset by net proceeds from the issuance of our 2030 Notes of $738.1 million and net borrowings from our Term Loan Credit Agreement of $248.8 million.
During the six months ended June 30, 2019, we generated operating cash flows of $429.9 million. These operating cash flows related primarily to net income of $203.8 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $133.6 million, depreciation and amortization expenses of $109.1 million, and deferred income tax expense of $18.9 million. Partially offsetting these cash inflows was a change in operating assets and liabilities of $50.3 million. The change in our net operating assets and liabilities was primarily a result of an outflow in deferred revenue of $89.9 million, an outflow in income taxes, net of $67.3 million due to decreases in income taxes payable, and an outflow in accrued expenses and other current liabilities of $62.8 million, primarily due to decreases in employee-related accruals of $39.7 million and payments on lease liabilities of $27.1 million. These outflows are partially offset by an inflow in accounts receivable of $155.2 million driven by an increase in collections and an inflow from prepaid expenses and other current assets of $22.7 million, primarily due to decreases from prepaid cloud commitment agreements. Our investing activities provided $1.03 billion of cash consisting primarily of cash received from the net proceeds from the sale of investments of $1.07 billion, partially offset by cash paid for the purchase of property and equipment of $38.1 million. Our financing activities used cash of $1.58 billion primarily due to the cash repayment of the outstanding principal balance of our Convertible Notes of $1.16 billion, stock repurchases of $250.0 million, cash dividends on our common stock of $91.9 million and cash paid for tax withholding on vested stock awards of $70.6 million.
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
Senior Notes
On February 25, 2020, we issued $750.0 million of unsecured senior notes due March 1, 2030. The 2030 Notes accrue interest at a rate of 3.300% per annum. Interest on the 2030 Notes is due semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The net proceeds from this offering were $738.1 million, after deducting the underwriting discount and estimated offering expenses payable by us. Net proceeds from this offering were primarily used to repay amounts outstanding under our Term Loan Credit Agreement. The 2030 Notes will mature on March 1, 2030, unless earlier redeemed in accordance with their terms prior to such date.
During the six months ended June 30, 2020, we used the net proceeds from the 2030 Notes and cash to repay $500.0 million under the 364-day Term Loan and $250.0 million under the 3-year Term Loan. As of June 30, 2020, $250.0 million was outstanding under the 3-year Term Loan.
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
Credit Facility
On November 26, 2019, we entered into an amended and restated credit agreement (the "Credit Agreement") with a group of financial institutions, which amended and restated our existing credit agreement, dated January 7, 2015. The Credit Agreement provides for a five year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. As of June 30, 2020, no amounts were outstanding under the credit facility. See Note 11 to our condensed consolidated financial statements for additional details on the Credit Agreement.
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
Cash, Cash Equivalents and Investments

	June 30, 2020	December 31, 2019	2020 Compared to 2019
	(In thousands)
Cash, cash equivalents and investments	$880,318	$605,456	$274,862
The increase in Cash, cash equivalents and investments when comparing June 30, 2020 to December 31, 2019, is primarily due to cash received from debt offerings of $987.0 million and cash provided by operating activities of $703.4 million, partially offset by the cash paid for share repurchases of $1.00 billion, amounts paid for but not settled under our accelerated stock repurchase program of $200.0 million, cash paid for tax withholding on vested stock awards of $101.2 million, cash dividends on our common stock of $86.1 million and cash paid for property and equipment of $21.1 million.
As of June 30, 2020, $413.3 million of the $880.3 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. The cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At June 30, 2020, $914.1 million ($714.1 million after taking into consideration the contracted but undelivered shares under the ASR of $200.0 million) was available to repurchase common stock pursuant to the stock repurchase program. We may repurchase shares under this program in future periods depending on a variety of factors, including among other things, macroeconomic factors, market conditions and business priorities. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes, the 2027 Notes and the Term Loan Credit Agreement as well as proceeds from employee stock awards and the related tax benefit. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
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
During the three months ended June 30, 2020, we made no open market purchases under the stock repurchase program. During the six months ended June 30, 2020, we expended $199.9 million on open market purchases under the stock repurchase program, repurchasing 1,731,500 shares of common stock at an average price of $115.45.
During the three months ended June 30, 2019, we expended $156.2 million on open market purchases under the stock repurchase program, repurchasing 1,599,822 shares of common stock at an average price of $97.63. During the six months ended June 30, 2019, we expended $250.0 million on open market purchases under the stock repurchase program, repurchasing 2,510,882 shares of common stock at an average price of $99.57.
Shares for Tax Withholding
During the three and six months ended June 30, 2020, we withheld 256,376 and 739,600 shares, respectively, from equity awards that vested, totaling $35.8 million and $101.2 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and six months ended June 30, 2019, we withheld 104,129 and 698,117 shares, respectively, from equity awards that vested, totaling $10.4 million and $70.6 million respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Contractual Obligations
With the exception of the new Term Loan Credit Agreement entered into on January 21, 2020, consisting of a $500.0 million 364-day Term Loan, and a $500.0 million 3-year Term Loan, and the $750.0 million 2030 Senior Notes issued on February 25, 2020, as discussed above under the subheading “Liquidity and Capital Resources”, there have been no material changes, outside the ordinary course of business to our contractual obligations since December 31, 2019. As of June 30, 2020, $250.0 million in principal amount was outstanding under the 3-year Term Loan. For further information, see “Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Other Purchase Commitments
In May 2020, we entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, we are committed to a purchase of $1.00 billion throughout the term of the agreement. As of June 30, 2020, we had $987.9 million of remaining obligations under the purchase agreement.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended June 30, 2020 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2020, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 25, 2019, a class action lawsuit was filed against Citrix, LogMeIn and certain of their directors and officers in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The complaint alleges that the defendants violated federal securities laws by making alleged misstatements and omissions in LogMeIn’s Registration Statement and Prospectus filed in connection with the 2017 spin-off of Citrix’s GoTo family of service offerings and subsequent merger of that business with LogMeIn. The complaint seeks among other things the recovery of monetary damages. On April 28, 2020, the defendants filed motions to dismiss the complaint, which remain pending. We believe that Citrix and our directors have meritorious defenses to these allegations; however, we are unable to currently determine the ultimate outcome of this matter or the potential exposure or loss, if any.

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
The COVID-19 pandemic and the measures instituted to slow the spread of COVID-19, including travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and restrictions, continue to weigh on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity. The COVID-19 pandemic could cause a long-term global recession, depression, or other adverse economic conditions across the world. In the event of a recession, depression, or other downturn in the worldwide economy, our business could be adversely affected.
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
•We could experience disruptions in our operations as a result of continued office closures, risks associated with our employees working remotely, a significant portion of our workforce suffering illness and travel restrictions. In March 2020, we temporarily closed Citrix offices, most of which will remain closed for the foreseeable future, and have instituted a global remote work mandate and instituted significant travel restrictions, which may limit the effectiveness and productivity of our employees.
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
•We may experience disruptions or delays to our supply chain or fulfillment and delivery operations as a result of COVID-19. For example, we rely on a concentrated number of third-party suppliers and delivery vendors for our Networking products, and may experience disruptions from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply, restrictions on export or shipment or disruptions in product fulfillment due to closure or delays of our delivery vendors.
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
As of June 30, 2020, we had aggregate indebtedness of $1.73 billion that we have incurred in connection with the issuance of our unsecured senior notes due December 1, 2027, or the 2027 Notes, the issuance of our unsecured senior notes due March 1, 2030, or the 2030 Notes, under the Credit Agreement and under the Term Loan Credit Agreement. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to general economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, reducing capital expenditures, restructuring debt or obtaining additional equity or debt financing on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, as applicable, will depend on the capital markets and our financial condition at such time. We may not be able to sell assets, restructure our indebtedness or obtain additional equity or debt financing on terms that are acceptable to us or at all, which could result in a default on our debt obligations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2020 for information regarding our 2030 Notes, 2027 Notes, our Credit Agreement and our Term Loan Credit Agreement.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The Company's Board of Directors authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. The objective of the stock repurchase program is to improve stockholders’ returns. At June 30, 2020, $914.1 million ($714.1 million after taking into consideration the contracted but undelivered shares under the ASR of $200.0 million) was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The following table shows the monthly activity related to stock repurchases for the quarter ended June 30, 2020:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (2)
April 1, 2020 through April 30, 2020	213,597	$139.20	—	$914,140
May 1, 2020 through May 31, 2020	13,387	$143.28	—	$914,140
June 1, 2020 through June 30, 2020	29,392	$141.60	—	$914,140
Total	256,376	$139.69	—	$914,140
(1)Includes 256,376 shares withheld from restricted stock units that vested in the second quarter of 2020 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION

Our policy governing transactions in Citrix securities by our directors, officers and employees permits our directors, officers and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that Antonio Gomes, our Executive Vice President and Chief Legal Officer, Arlen Shenkman, our Executive Vice President and Chief Financial Officer and David Henshall, our President and Chief Executive Officer, each entered into a new trading plan in the second quarter of 2020 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.EXHIBITS
(a)List of exhibits

Exhibit No.	Description

10.1*	Citrix Systems, Inc. Second Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 5, 2020)

10.2*†	Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Interim Performance Period)

10.3*†	Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan

10.4*†	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan

10.5*†	Contract of Employment, dated as of May 1, 2020, between Citrix Systems Netherlands B.V. and Jeroen Van Rotterdam

31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Indicates a management contract or a compensatory plan, contract, or arrangement.
†	Filed herewith.
††	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of July, 2020.

CITRIX SYSTEMS, INC.

By:	/s/ ARLEN R. SHENKMAN
Arlen R. Shenkman
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)