Form 10-Q
period 2020-09-30
CITRIX SYSTEMS INC
filed 2020-10-30
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No   ☒
As of October 23, 2020, there were 123,123,572 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2020

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$568,824	$545,761
Short-term investments, available-for-sale	355,957	43,055
Accounts receivable, net of allowances of $15,643 and $9,557 at September 30, 2020 and December 31, 2019, respectively	564,782	720,359
Inventories, net	15,887	15,898
Prepaid expenses and other current assets	233,514	187,659
Total current assets	1,738,964	1,512,732
Long-term investments, available-for-sale	13,591	16,640
Property and equipment, net	212,353	231,894
Operating lease right-of-use assets, net	187,530	206,154
Goodwill	1,798,408	1,798,408
Other intangible assets, net	87,124	108,478
Deferred tax assets, net	395,201	361,814
Other assets	175,423	152,806
Total assets	$4,608,594	$4,388,926
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$101,339	$84,538
Accrued expenses and other current liabilities	404,230	331,680
Income taxes payable	101,375	60,036
Current portion of deferred revenues	1,313,883	1,352,333
Total current liabilities	1,920,827	1,828,587
Long-term portion of deferred revenues	378,421	443,458
Long-term debt	1,732,069	742,926
Long-term income taxes payable	232,086	259,391
Operating lease liabilities	195,193	209,382
Other liabilities	81,198	67,526
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 321,557 and 318,760 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	322	319
Additional paid-in capital	6,527,362	6,249,065
Retained earnings	4,916,940	4,660,145
Accumulated other comprehensive loss	(4,327)	(5,127)
	11,440,297	10,904,402
Less - common stock in treasury, at cost (198,568 and 188,693 shares at September 30, 2020 and December 31, 2019, respectively)	(11,371,497)	(10,066,746)
Total stockholders' equity	68,800	837,656
Total liabilities and stockholders' equity	$4,608,594	$4,388,926
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share information)
Revenues:
Subscription	$262,604	$159,873	$774,290	$457,312
Product and license	87,218	131,057	390,009	406,733
Support and services	417,348	441,971	1,262,745	1,336,696
Total net revenues	767,170	732,901	2,427,044	2,200,741
Cost of net revenues:
Cost of subscription, support and services	102,755	76,885	282,672	227,130
Cost of product and license revenues	16,238	27,411	57,554	75,033
Amortization and impairment of product related intangible assets	8,293	22,622	24,877	42,707
Total cost of net revenues	127,286	126,918	365,103	344,870
Gross margin	639,884	605,983	2,061,941	1,855,871
Operating expenses:
Research and development	130,628	126,420	405,563	390,712
Sales, marketing and services	298,659	274,874	916,279	847,958
General and administrative	81,591	80,042	252,498	238,751
Amortization of other intangible assets	701	4,937	2,097	11,671
Restructuring	—	8,879	11,981	16,022
Total operating expenses	511,579	495,152	1,588,418	1,505,114
Income from operations	128,305	110,831	473,523	350,757
Interest income	491	2,649	2,685	16,193
Interest expense	(16,639)	(8,822)	(48,326)	(37,144)
Other income, net	3,841	3,456	7,850	3,735
Income before income taxes	115,998	108,114	435,732	333,541
Income tax expense (benefit)	17,771	(162,743)	43,377	(141,159)
Net income	$98,227	$270,857	$392,355	$474,700
Earnings per share:
Basic	$0.80	$2.08	$3.17	$3.62
Diluted	$0.78	$2.04	$3.10	$3.48
Weighted average shares outstanding:
Basic	123,255	130,277	123,835	131,020
Diluted	125,863	132,655	126,407	136,297

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$98,227	$270,857	$392,355	$474,700
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains	14	57	145	2,859
Less: reclassification adjustment for net losses (gains) included in net income	1	7	(20)	(577)
Net change (net of tax effect)	15	64	125	2,282

Gain on pension liability	—	—	8	—

Cash flow hedges:
Change in unrealized gains (losses)	1,733	(1,774)	(394)	(1,439)
Less: reclassification adjustment for net losses (gains) included in net income	390	(162)	1,061	829
Net change (net of tax effect)	2,123	(1,936)	667	(610)
Other comprehensive income (loss)	2,138	(1,872)	800	1,672
Comprehensive income	$100,365	$268,985	$393,155	$476,372

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Operating Activities
Net income	$392,355	$474,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	159,283	188,443
Stock-based compensation expense	228,854	202,523
Deferred income tax benefit	(34,372)	(184,573)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(9,225)	2,712
Other non-cash items	16,196	7,888
Total adjustments to reconcile net income to net cash provided by operating activities	360,736	216,993
Changes in operating assets and liabilities:
Accounts receivable	150,347	256,628
Inventories	(592)	443
Prepaid expenses and other current assets	(39,049)	(13,539)
Other assets	(67,139)	(50,068)
Income taxes, net	16,640	(42,119)
Accounts payable	17,973	(2,645)
Accrued expenses and other current liabilities	73,737	(48,485)
Deferred revenues	(103,487)	(219,000)
Other liabilities	14,252	4,111
Total changes in operating assets and liabilities	62,682	(114,674)
Net cash provided by operating activities	815,773	577,019
Investing Activities
Purchases of available-for-sale investments	(476,432)	(19,999)
Proceeds from sales of available-for-sale investments	—	938,031
Proceeds from maturities of available-for-sale investments	166,077	165,944
Purchases of property and equipment	(30,783)	(50,453)
Cash paid for licensing agreements, patents and technology	(5,581)	(2,405)
Other	923	919
Net cash (used in) provided by investing activities	(345,796)	1,032,037
Financing Activities
Proceeds from term loan credit agreement, net of issuance costs	998,846	—
Repayment of term loan credit agreement	(750,000)	—
Proceeds from 2030 Notes, net of issuance costs	738,107	—
Proceeds from credit facility	—	200,000
Repayment of credit facility	—	(200,000)
Repayment on convertible notes	—	(1,164,497)
Stock repurchases, net	(1,199,903)	(353,904)
Cash paid for tax withholding on vested stock awards	(104,848)	(74,794)
Cash paid for dividends	(129,108)	(137,224)
Net cash used in financing activities	(446,906)	(1,730,419)
Effect of exchange rate changes on cash and cash equivalents	(8)	(3,569)
Change in cash and cash equivalents	23,063	(124,932)
Cash and cash equivalents at beginning of period	545,761	618,766
Cash and cash equivalents at end of period	$568,824	$493,834
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
The Company operates under one reportable segment and derives its revenues from sales of its Workspace and Networking solutions, and related Support and services. Beginning in the fourth quarter of 2020, the Company is renaming its Networking product grouping to App Delivery and Security to better align with industry categorization of its solutions. See Note 10 for more information on the Company's segment.
2. SIGNIFICANT ACCOUNTING POLICIES
During the first quarter of 2020, the Company adopted new accounting guidance related to current expected credit losses and fair value measurements, which are described below. There have been no other significant changes in the Company’s accounting policies during the nine months ended September 30, 2020 as compared to the significant accounting policies described in its Annual Report on Form 10-K for the year ended December 31, 2019.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates made by management include estimation for reserves for legal contingencies, the standalone selling price related to revenue recognition, the provision for credit losses related to accounts receivable, contract assets, and available-for-sale debt securities, the provision to reduce obsolete or excess inventory to market, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards and measurement of expense related to performance stock units, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, net realizable value of product related and other intangible assets, the provision for income taxes, valuation allowance for deferred tax assets, uncertain tax positions, and the amortization and depreciation periods for contract acquisition costs, intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.
Available-for-sale Investments
Short-term and long-term available-for-sale investments in debt securities as of September 30, 2020 and December 31, 2019 primarily consist of agency securities, corporate securities and government securities. Investments classified as available-for-sale debt securities are stated at fair value, with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize unrealized changes in the fair value of its available-for-sale debt securities in income unless a security is deemed to be impaired.
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
Sales tax
The Company records revenue net of sales tax.
Timing of revenue recognition

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Products and services transferred at a point in time	$155,087	$159,326	$630,193	$500,450
Products and services transferred over time	612,083	573,575	1,796,851	1,700,291
Total net revenues	$767,170	$732,901	$2,427,044	$2,200,741

Contract balances
The Company's short-term and long-term contract assets, net of allowance for credit losses, were $22.1 million and $29.5 million, respectively, as of September 30, 2020, and $12.2 million and $20.5 million, respectively, as of December 31, 2019, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.31 billion and $378.4 million, respectively, as of September 30, 2020 and $1.35 billion and $443.5 million, respectively, as of December 31, 2019. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three and nine months ended September 30, 2020, the Company recognized $512.4 million and $1.13 billion, respectively, of revenue that was included in the deferred revenue balances as of June 30, 2020 and December 31, 2019, respectively.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance often differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no material asset impairment charges related to contract assets for either the three and nine months ended September 30, 2020 or September 30, 2019.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$1,165,198	$76,272	$909	$1,242,379
Support and services	1,334,259	30,214	1,559	1,366,032
Total net revenues	$2,499,457	$106,486	$2,468	$2,608,411
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
For the three and nine months ended September 30, 2020, the Company recorded amortization of capitalized contract acquisition costs of $14.7 million and $41.6 million, respectively, and for the three and nine months ended September 30, 2019, the Company recorded amortization of capitalized contract acquisition costs of $11.4 million and $33.0 million, respectively, which is recorded in Sales, marketing and services expense in the accompanying condensed consolidated statements of income. The Company's short-term and long-term contract acquisition costs were $60.5 million and $99.8 million, respectively, as of September 30, 2020, and $50.4 million and $81.0 million, respectively, as of December 31, 2019, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. There was no impairment loss in relation to costs capitalized during the three and nine months ended September 30, 2020 and 2019, respectively.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income	$98,227	$270,857	$392,355	$474,700
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	123,255	130,277	123,835	131,020
Effect of dilutive employee stock awards	2,608	1,823	2,572	2,050
Effect of dilutive Convertible Notes	—	—	—	1,901
Effect of dilutive warrants	—	555	—	1,326
Denominator for diluted earnings per share - weighted-average shares outstanding	125,863	132,655	126,407	136,297

Basic earnings per share	$0.80	$2.08	$3.17	$3.62

Diluted earnings per share	$0.78	$2.04	$3.10	$3.48
For the three and nine months ended September 30, 2020, there were no weighted-average number of shares outstanding used in the computation of diluted earnings per share for the Company's warrants, as they expired on November 18, 2019. For the three and nine months ended September 30, 2019, the weighted-average number of shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of the Company's warrants, as the average stock price during the quarters was above the weighted-average warrant strike price of $94.18 per share and $94.52 per share, respectively. Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial during the periods presented.
The Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share because upon conversion the Company paid cash up to the aggregate principal amount of the Convertible Notes converted and delivered shares of common stock in respect of the remainder of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes converted. The conversion spread had a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeded the conversion price. For the three and nine months ended September 30, 2020, and the three months ended September 30, 2019, there was no dilution as the Convertible Notes matured on April 15, 2019. For the nine months ended September 30, 2019, the average market price of the Company's common stock exceeded the conversion price; therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share.
5. CREDIT LOSSES
The Company is exposed to credit losses primarily through its accounts receivable, investments in available-for-sale debt securities, and contract assets. See Note 3 for additional information related to the Company's contract assets.
Accounts receivable, net
The Company's accounts receivable, which are typically due within one year, consist of the following (in thousands):

September 30, 2020
Accounts receivable, gross	$580,425
Less: allowance for returns	(3,634)
Less: allowance for credit losses	(12,009)
Accounts receivable, net	$564,782
The allowance for credit losses on accounts receivable is determined using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are judgmentally determined using loss rates based on historical write-offs by geography and customer accounts subject to credit check versus non-credit check status and consideration of recent forecasted information, including underlying economic expectations. The credit loss reserves are updated quarterly for most recent write-offs and collections information and underlying economic expectations, which for the nine months ended September 30, 2020 included consideration of the current and expected future economic and market conditions surrounding the COVID-19 pandemic. The Company will compare its current estimate of expected credit losses with the estimate of credit losses from the prior period and will report in net income the amount necessary to adjust the allowance for current expected credit losses. Credit loss expense is included within General and administrative expenses in the accompanying condensed consolidated statements of income.
The activity in the Company's allowance for credit losses for the nine months ended September 30, 2020 is summarized as follows (in thousands):

Total
Balance of allowance for credit losses at January 1, 2020	$6,161
Adjustment for ASC 326 adoption	1,245
Current period provision for expected losses	5,884
Write-offs charged against allowance	(1,349)
Recoveries of any amounts previously written off	68
Balance of allowance for credit losses at September 30, 2020	$12,009
As of September 30, 2020, one distributor accounted for 19% of the Company's total gross accounts receivable.
Available-for-sale Investments
The allowance for credit losses on the Company's investments in available-for-sale debt securities is determined using a quantitative discounted cash flow analysis if impairment triggers exist after a qualitative screen is completed. Impairment on available-for-sale debt securities is determined on an individual security basis and the security is subject to impairment when its fair value declines below its amortized cost basis. If the fair value is less than the amortized cost basis, management must then determine whether it intends to sell the security or whether it is more likely than not that it will be required to sell the security before it recovers its value. If management intends to sell the security or will more-likely-than-not be required to sell the impaired security before it recovers its value, a credit loss is recorded to Other income, net in the accompanying condensed consolidated statements of income. If management does not intend to sell the security, nor will it more-likely-than-not be required to sell the security before the security recovers its value, management must then determine whether the loss is due to credit loss or other factors. For impairment indicators due to credit loss factors, management establishes an allowance for credit losses with a charge to Other income, net. For impairment indicators due to other factors, management records the loss with a charge to Other comprehensive loss in the accompanying condensed consolidated balance sheets.

Upon adoption of the credit loss standard, the Company established an allowance for credit losses and did not have any credit loss expense recorded related to available-for-sale debt securities for the nine months ended September 30, 2020. See Note 6 for more information on allowances for credit losses related to available-for-sale debt securities.
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
6. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale securities at fair value were as follows for the periods ended (in thousands):

	September 30, 2020
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Agency securities	$39,993	$2	$—	$—	$39,995
Corporate securities	197,239	4	(12)	(147)	197,084
Government securities	132,475	1	(7)	—	132,469
Total	$369,707	$7	$(19)	$(147)	$369,548

	December 31, 2019
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$1,681	$1	$—	$1,682
Corporate securities	49,027	6	(149)	48,884
Government securities	9,124	5	—	9,129
Total	$59,832	$12	$(149)	$59,695
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2020 were approximately three months and two years, respectively.
For the three and nine months ended September 30, 2020, the Company did not receive any proceeds from the sales of available-for-sale investments. For the three months ended September 30, 2019, the Company had no proceeds from the sales of available-for-sale investments. For the nine months ended September 30, 2019, the Company received proceeds from the sales of available-for-sale investments of $938.0 million.
Realized and Unrealized Gains and Losses on Available-for-sale Investments
For the three and nine months ended September 30, 2020, the Company did not have any realized gains on available-for-sale investments. For the three months ended September 30, 2019, the Company had no realized gains of available-for-sale investments. For the nine months ended September 30, 2019, the Company had realized gains on available-for-sale investments of $1.5 million.
Effective January 1, 2020, the new CECL guidance requires the recognition of an allowance for estimated credit losses on investments in available-for-sale debt securities. For the three and nine months ended September 30, 2020, the Company did not have any realized losses on available-for-sale investments. For the three months ended September 30, 2019, the Company did not have any realized losses on available-for-sale investments. For the nine months ended September 30, 2019, the Company had realized losses on available-for-sale investments of $0.9 million. Realized losses primarily related to sales of these investments during the respective periods. All realized gains and losses related to the sales of available-for-sale investments are included in Other income, net, in the accompanying condensed consolidated statements of income.
As of December 31, 2019, the Company's gross unrealized losses on available-for-sale investments were $0.1 million and were not deemed to be other-than-temporarily impaired under the prior accounting guidance.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of $12.3 million as of September 30, 2020 and December 31, 2019, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly. The fair value of these investments represent a Level 3 valuation as the assumptions used in valuing these investments are not directly or indirectly observable. See Note 7 for detailed information on fair value measurements.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $10.7 million and $11.2 million as of September 30, 2020 and December 31, 2019, respectively, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. These private equity funds focus on making venture capital investments, principally by investing in equity securities of early and late stage privately-held corporations. The funds’ general partner shall determine the amount, timing and form (whether cash or in kind) of all distributions made by the funds. The Company may only transfer its investments in private equity fund interests subject to the general partner’s written consent and cannot trade its fund interests in established securities markets, secondary markets or equivalents thereof. The Company has unfunded commitments of $0.5 million as of September 30, 2020.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$548,220	$548,220	$—	$—
Money market funds	8,264	8,264	—	—
Corporate securities	2,342	—	2,342	—
Government securities	9,998	—	9,998	—
Available-for-sale securities:
Agency securities	39,995	—	39,995	—
Corporate securities	197,084	—	196,584	500
Government securities	132,469	—	132,469	—
Prepaid expenses and other current assets:
Foreign currency derivatives	2,165	—	2,165	—
Total assets	$940,537	$556,484	$383,553	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	6,069	—	6,069	—
Total liabilities	$6,069	$—	$6,069	$—

	As of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$474,756	$474,756	$—	$—
Money market funds	42,019	42,019	—	—
Agency securities	19,993	—	19,993	—
Corporate securities	8,993	—	8,993	—
Available-for-sale securities:
Agency securities	1,682	—	1,682	—
Corporate securities	48,884	—	47,884	1,000
Government securities	9,129	—	9,129	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,889	—	1,889	—
Total assets	$607,345	$516,775	$89,570	$1,000
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,390	—	1,390	—
Total liabilities	$1,390	$—	$1,390	$—
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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the three months ended September 30, 2020, certain direct investments in privately-held companies with a carrying value of $5.0 million were determined to be impaired and written down to a fair value of $4.6 million, resulting in an impairment charge of $0.4 million. During the nine months ended September 30, 2020, certain direct investments in privately-held companies with a carrying value of $6.3 million were determined to be impaired and written down to a fair value of $4.6 million, resulting in an impairment charge of $1.7 million. The impairment charges were included in Other income, net in the accompanying condensed consolidated statements of income.
During the three months ended September 30, 2019, certain direct investments in privately-held companies with a carrying value of $0.5 million were determined to be impaired and written down to their fair value of $0.1 million, resulting in impairment charges of $0.4 million. During the nine months ended September 30, 2019, certain direct investments in privately-held companies with a carrying value of $2.4 million were determined to be impaired and written down to their fair value of $0.4 million, resulting in impairment charges of $2.0 million. The impairment charges were included in Other income, net in the accompanying condensed consolidated statements of income.
In determining the fair value of the investments, the Company considers many factors, including, but not limited to, operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates.
During the three months ended September 30, 2020, the Company determined that there were no material adjustments resulting from observable price changes to the Company's investments in privately-held companies without a readily determinable fair value. During the nine months ended September 30, 2020, the Company determined there was an upward adjustment of $1.8 million to one of the Company's investments in a privately-held company without a readily determinable fair value based on an observable input, specifically its ability to obtain additional financing at a favorable valuation. During the three and nine months ended September 30, 2019, the Company determined that there were no material adjustments resulting from observable price changes to the Company's investments in privately-held companies without a readily determinable fair value.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of September 30, 2020, the fair value of the $750.0 million unsecured senior notes due March 1, 2030 (the "2030 Notes") and $750.0 million unsecured senior notes due December 1, 2027 (the “2027 Notes") was determined based on inputs that are observable in the market (Level 2). Based on the closing trading price per $100 as of the last day of trading for the quarter ended September 30, 2020, the carrying value was as follows (in thousands):

	Fair Value	Carrying Value
2030 Notes	$798,443	$738,811
2027 Notes	$862,103	$743,593
See Note 11 for more information on the 2030 Notes and 2027 Notes.
8. STOCK-BASED COMPENSATION
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2020, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Second Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was recently amended at the Company's Annual Meeting of Stockholders on June 3, 2020. Pursuant to the June 2020 amendment, the maximum number of shares of common stock available for issuance under the 2014 Plan was increased to 51,300,000. In addition, the amendment extended the term of the 2014 Plan to June 3, 2030 and updated the vesting provisions from monthly to annual vesting for annual director awards, consistent with the Company's current compensation program for non-employee directors.

As of September 30, 2020, there were 18,516,165 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans, including authorization under its 2014 Plan to grant stock-based awards covering 12,718,506 shares of common stock.
The Company also has an Employee Stock Purchase Plan (the “ESPP”), which provides for the issuance of a maximum of 16,000,000 shares of common stock. As of September 30, 2020, 2,675,657 shares have been issued under the ESPP. The Company recorded stock-based compensation costs related to the ESPP of $4.2 million and $4.0 million for the three months ended September 30, 2020 and 2019, respectively, and $8.8 million and $9.5 million for the nine months ended September 30, 2020 and 2019, respectively.
The Company used the Black-Scholes model to estimate the fair value of the ESPP awards with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected volatility factor	0.21 - 0.35	0.22 - 0.29	0.21 - 0.35	0.22 - 0.29
Risk free interest rate	0.13% - 1.56%	2.06% - 2.49%	0.13% - 2.06%	2.06% - 2.49%
Expected dividend yield	0.92% - 1.20%	1.31% - 1.39%	0.92% - 1.39%	1.27% - 1.39%
Expected life (in years)	0.5	0.5	0.5	0.5
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
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classifications	2020	2019	2020	2019
Cost of subscription, support and services	$3,542	$2,898	$9,708	$8,056
Research and development	28,803	25,505	81,386	78,761
Sales, marketing and services	28,411	23,838	76,640	68,188
General and administrative	24,413	16,728	61,120	47,518
Total	$85,169	$68,969	$228,854	$202,523

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
Unrecognized Compensation Related to Stock Units
As of September 30, 2020, the total number of non-vested stock units outstanding, including company performance awards and service-based awards was 5,748,376. As of September 30, 2020, there was $480.0 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost of the awards legally granted through September 30, 2020 is expected to be recognized over a weighted-average period of 1.66 years.
9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The Company performed a qualitative assessment in connection with its annual goodwill impairment test in the fourth quarter of 2019. As a result of the qualitative analysis, a quantitative impairment test was not deemed necessary. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2019. The balance of goodwill at September 30, 2020 and December 31, 2019 was $1.80 billion.
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
Intangible assets consist of the following (in thousands):

	September 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$740,593	$658,509	$734,973	$633,633
Other	187,173	182,133	187,173	180,035
Total	$927,766	$840,642	$922,146	$813,668

Amortization and impairment of product related intangible assets, which consists primarily of product related technologies and patents, was $8.3 million and $22.6 million for the three months ended September 30, 2020 and 2019, respectively, and $24.9 million and $42.7 million for the nine months ended September 30, 2020 and 2019, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $0.7 million and $4.9 million for the three months ended September 30, 2020 and 2019, respectively, and $2.1 million and $11.7 million for the nine months ended September 30, 2020 and 2019, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
The Company monitors its intangible assets for indicators of impairment. If the Company determines impairment has occurred, it will write-down the intangible asset to its fair value. For certain intangible assets where the unamortized balances exceeded the undiscounted future net cash flows, the Company measures the amount of the impairment by calculating the amount by which the carrying values exceed the estimated fair values, which are based on projected discounted future net cash flows. During the three months ended September 30, 2019, the Company tested certain intangible assets for recoverability and, as a result, identified certain definite-lived intangible assets, primarily technology developed by Cedexis Inc., which was acquired by the Company on February 6, 2018, that were impaired and recorded non-cash impairment charges of $13.2 million to write down the intangible assets to their estimated fair value of $4.1 million. The impairment charge is included in Amortization and impairment of product related intangible assets in the accompanying condensed consolidated statements of income. These non-recurring fair value measurements were categorized as Level 3, as significant unobservable inputs were used in the valuation analysis. Key assumptions used in the valuation include forecasts of revenue and expenses over an extended period of time, customer churn rates, rate of migration to future technology, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows. Certain of these assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change; therefore, further disruptions in the business could potentially result in additional amounts becoming impaired.
Estimated future amortization expense of intangible assets with finite lives as of September 30, 2020 is as follows (in thousands):

Year ending December 31,
2020 (remaining three months)	$8,569
2021	23,590
2022	21,391
2023	17,124
2024	6,090
Thereafter	10,360
Total	$87,124

10. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues:
Workspace (1)	$573,342	$512,838	$1,811,936	$1,562,508
Networking (2)	166,166	188,191	532,169	537,628
Professional services (3)	27,662	31,872	82,939	100,605
Total net revenues	$767,170	$732,901	$2,427,044	$2,200,741

(1)Workspace revenues are primarily comprised of sales from the Company’s application virtualization solutions, which include Citrix Workspace, Citrix Virtual Apps and Desktops, the Company's unified endpoint management solutions, which include Citrix Endpoint Management and Citrix Content Collaboration.
(2)Networking revenues primarily include Citrix ADC and Citrix SD-WAN. Beginning in the fourth quarter of 2020, the Company is renaming its Networking product grouping to App Delivery and Security to better align with industry categorization of its solutions.
(3)Professional services revenues are comprised of revenues from consulting services primarily related to the Company's perpetual offerings and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues:
Americas	$414,341	$418,301	$1,330,666	$1,251,729
EMEA	276,494	236,081	847,454	713,282
APJ	76,335	78,519	248,924	235,730
Total net revenues	$767,170	$732,901	$2,427,044	$2,200,741

Strategic Service Providers
The Company defines Strategic Service Providers (SSP) as its three historically largest hyperscale Networking customers. The following table summarizes SSP revenue for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues:
SSP revenue	$21,589	$38,475	$71,091	$84,307
Non-SSP revenue	745,581	694,426	2,355,953	2,116,434
Total net revenues	$767,170	$732,901	$2,427,044	$2,200,741

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Subscription:
SaaS	$137,831	$100,857	$391,019	$277,512
Non-SaaS	124,773	59,016	383,271	179,800
Total Subscription revenue	$262,604	$159,873	$774,290	$457,312

11. DEBT
The components of the Company's long-term debt were as follows (in thousands):

	September 30, 2020	December 31, 2019
Term Loan Credit Agreement	$250,000	$—
2027 Senior Notes	750,000	750,000
2030 Senior Notes	750,000	—
Total face value	1,750,000	750,000
Less: unamortized discount	(5,755)	(1,291)
Less: unamortized issuance costs	(12,176)	(5,783)
Total long-term debt	$1,732,069	$742,926
Term Loan Credit Agreement
On January 21, 2020, the Company entered into a Term Loan Credit Agreement (the "Term Loan Credit Agreement") with Bank of America, N.A., as administrative agent, and the other lenders party thereto from time to time (collectively, the “Lenders”). The Term Loan Credit Agreement provides the Company with facilities to borrow term loans on an unsecured basis in an aggregate principal amount of up to $1.00 billion, consisting of (i) a $500.0 million 364-day term loan facility (the “364-day Term Loan”), and (ii) a $500.0 million 3-year term loan (the “3-year Term Loan”), in each case in a single borrowing, subject to satisfaction of certain conditions set forth in the Term Loan Credit Agreement. On January 30, 2020, the Company borrowed $1.00 billion under the term loans and used the proceeds to enter into accelerated share repurchase transactions (the "ASR") with each of Goldman Sachs & Co. LLC and Wells Fargo Bank, National Association (each, a "Dealer") for an aggregate of $1.00 billion. See Note 15 for detailed information on the accelerated share repurchase.
Borrowings under the Term Loan Credit Agreement bear interest at a rate equal to (a) either (i) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Term Loan Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s non-credit enhanced, senior unsecured long-term debt rating as determined by Moody’s Investors Service, Inc., Standard & Poor’s Financial Services, LLC and Fitch Ratings Inc., in each case as set forth in the Term Loan Credit Agreement.
The Term Loan Credit Agreement includes a covenant limiting the Company’s consolidated leverage ratio to not more than 3.5:1.0, subject to, upon the occurrence of a qualified acquisition, if so elected by the Company, a step-up to 4.0:1.0 for the four fiscal quarters following such qualified acquisition, and a covenant limiting the Company’s consolidated interest coverage ratio to not less than 3.0:1.0. The Term Loan Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control of the Company and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Term Loan Credit Agreement upon the occurrence of any of the events of default. In addition, the Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. In addition, the Term Loan Credit Agreement requires the Company to make prepayments of any net cash proceeds received in connection with the Company issuing or incurring debt or issuing equity, subject to certain ordinary course exceptions described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also contains representations and warranties customary for an unsecured financing of this type. The Company was in compliance with these covenants as of September 30, 2020.
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
During the nine months ended September 30, 2020, the Company used the net proceeds from the 2030 Notes and cash to repay $500.0 million under the 364-day Term Loan and $250.0 million under the 3-year Term Loan. As of September 30, 2020, $250.0 million in principal amount was outstanding under the 3-year Term Loan.
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
Credit Facility
On November 26, 2019, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with a group of financial institutions, which amends and restates the Company’s Credit Agreement, dated January 7, 2015. The Credit Agreement provides for a five year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The credit facility bears interest at a rate equal to (a) either (i) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s long-term debt rating as set forth in the Credit Agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.11% to 0.20% of the aggregate revolving commitments under the credit facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA or long-term credit rating. As of September 30, 2020 and December 31, 2019, no amounts were outstanding under the credit facility. The Credit Agreement contains certain financial covenants and the Company was in compliance with these covenants as of September 30, 2020.
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

The following table includes total interest expense recognized related to the Term Loan Credit Agreement, the 2030 Notes, the 2027 Notes and the Convertible Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Contractual interest expense	$15,918	$8,438	$45,734	$26,945
Amortization of debt issuance costs	393	182	1,780	1,488
Amortization of debt discount	161	41	410	8,232
	$16,472	$8,661	$47,924	$36,665
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
The Warrants expired in ratable portions on a series of expiration dates that commenced on July 15, 2019 and concluded on November 18, 2019, and no Warrants remain outstanding. During the three months ended September 30, 2019, the strike price of the Warrants was adjusted to $93.92 per share and the number of shares of the Company's common stock covered by the Warrant Transactions was adjusted to approximately 11.9 million shares as a result of the cash dividend paid in September 2019. Additionally, during the three months ended September 30, 2019, 7.0 million Warrants were exercised, and the Company delivered 0.2 million shares of its common stock as the volume weighted average stock price was above the Warrant strike price. The Warrants were not marked to market as the value of the Warrants were initially recorded in stockholders' equity and remained classified within stockholders' equity through their expiration.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of September 30, 2020, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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

The total cumulative unrealized gain on cash flow derivative instruments was $1.5 million at September 30, 2020, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The net unrealized gain as of September 30, 2020 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income. See Note 13 for more information related to comprehensive income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,112	Prepaid expenses and other current assets	$1,335	Accrued expenses and other current liabilities	$429	Accrued expenses and other current liabilities	$371

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$53	Prepaid expenses and other current assets	$554	Accrued expenses and other current liabilities	$5,640	Accrued expenses and other current liabilities	$1,019
The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss
	2020	2019		2020	2019
Foreign currency forward contracts	$2,123	$(1,936)	Operating expenses	$(390)	$162

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss
	2020	2019		2020	2019
Foreign currency forward contracts	$667	$(610)	Operating expenses	$(1,061)	$(829)

	For the Three Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2020	2019
Foreign currency forward contracts	Other income, net	$(7,407)	$4,108

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	Amount of (Loss) Gain Recognized in Income on Derivative
		2020	2019
Foreign currency forward contracts	Other income, net	$(4,878)	$2,128

Outstanding Foreign Currency Forward Contracts
As of September 30, 2020, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 30,400
Brazilian Real	BRL 2,800
Pounds Sterling	GBP 5,200
Canadian Dollar	CAD 350
Chinese Yuan Renminbi	CNY 35,600
Czech Koruna	CZK 2,900
Danish Krone	DKK 5,650
Euro	EUR 164
Hong Kong Dollar	HKD 11,400
Indian Rupee	INR 456,000
Japanese Yen	JPY 171,000
Korean Won	KRW 3,073,000
Singapore Dollar	SGD 12,300
Swiss Franc	CHF 167,055

13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2019	$(2,946)	$(139)	$868	$(2,910)	$(5,127)
Other comprehensive income (loss) before reclassifications	—	145	(394)	8	(241)
Amounts reclassified from accumulated other comprehensive loss	—	(20)	1,061	—	1,041
Net current period other comprehensive income	—	125	667	8	800
Balance at September 30, 2020	$(2,946)	$(14)	$1,535	$(2,902)	$(4,327)
Income tax expense or benefit allocated to each component of other comprehensive income is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended September 30, 2020
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net losses on available-for-sale securities	$1	Other income, net
Unrealized net losses on cash flow hedges	390	Operating expenses *
	$391

	For the Nine Months Ended September 30, 2020
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(20)	Other income, net
Unrealized net losses on cash flow hedges	1,061	Operating expenses *
	$1,041
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
The Company’s effective tax rate was 15.3% and (150.5)% for the three months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate when comparing the three months ended September 30, 2020 to the three months ended September 30, 2019, was primarily due to tax items unique to the period ended September 30, 2019. These amounts include an estimated income tax benefit of $157.7 million due to the recognition of Swiss deferred tax assets related to the enactment of the Federal Act on Tax Reform and AHV Financing (“TRAF”), as well as a $17.3 million tax benefit attributable to the 2015 U.S. federal income tax return statute of limitations closing during the three months ended September 30, 2019.

The Company’s effective tax rate was 10.0% and (42.3)% for the nine months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate when comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019, was primarily due to tax items unique to the period ended September 30, 2019. These amounts include an estimated income tax benefit of $157.7 million due to the recognition of Swiss deferred tax assets related to the enactment of the TRAF, as well as a $17.3 million tax benefit attributable to the 2015 U.S. federal income tax return statute of limitations closing during the nine months ended September 30, 2019. These amounts are partially offset by additional discrete tax benefits for share-based payments during the nine months ended September 30, 2020.
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
The Company’s net unrecognized tax benefits totaled $75.0 million and $84.5 million as of September 30, 2020 and December 31, 2019, respectively. At September 30, 2020, $63.0 million included in the balance for tax positions would affect the annual effective tax rate if recognized. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of September 30, 2020, the Company has accrued $3.9 million for the payment of interest.
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is currently under examination by the United States Internal Revenue Service for the 2017 and 2018 tax years. With few exceptions, the Company is generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions, by tax authorities for years prior to 2017.
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
At September 30, 2020, the Company had $393.9 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
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

15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors has authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns. At September 30, 2020, $714.1 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes, the 2027 Notes and the Term Loan Credit Agreement, as well as proceeds from employee stock awards and the related tax benefit. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
On January 30, 2020, the Company used the proceeds from its Term Loan Credit Agreement and entered into ASR transactions with a group of Dealers for an aggregate of $1.00 billion. Under the ASR transactions, the Company received an initial share delivery of 6.5 million shares of its common stock, with the remainder delivered upon completion of the ASR transactions. The total number of shares of common stock that the Company repurchased under each ASR agreement was based on the average of the daily volume-weighted average prices of its common stock during the term of the applicable ASR agreement, less a discount. The Company received delivery of 0.8 million shares of its common stock in August 2020 in final settlement of the ASR Agreement. See Note 11 for detailed information on the Term Loan Credit Agreement.
During the three months ended September 30, 2020, the Company made no open market purchases under the stock repurchase program. During the nine months ended September 30, 2020, the Company expended $199.9 million on open market purchases under the stock repurchase program, repurchasing 1,731,500 shares of common stock at an average price of $115.45.
During the three months ended September 30, 2019, the Company expended $103.9 million on open market purchases under the stock repurchase program, repurchasing 1,130,100 shares of common stock at an average price of $91.94. During the nine months ended September 30, 2019, the Company expended $353.9 million on open market purchases under the stock repurchase program, repurchasing 3,640,982 shares of common stock at an average price of $97.20.
Shares for Tax Withholding
During the three and nine months ended September 30, 2020, the Company withheld 25,826 and 765,426 shares, respectively, from equity awards that vested, totaling $3.7 million and $104.8 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and nine months ended September 30, 2019, the Company withheld 44,829 and 742,946 shares, respectively, from equity awards that vested, totaling $4.2 million and $74.8 million respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
On July 25, 2019, a class action lawsuit was filed against Citrix, LogMeIn, Inc. (“LogMeIn”) and certain of their current and former directors and officers in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The complaint alleges that the defendants violated federal securities laws by making alleged misstatements and omissions in LogMeIn’s Registration Statement and Prospectus filed in connection with the 2017 spin-off of Citrix’s GoTo family of service offerings and subsequent merger of that business with LogMeIn. The complaint seeks among other things the recovery of monetary damages. On April 28, 2020, the defendants filed motions to dismiss the complaint, which remain pending. The Company believes that Citrix and its current and former directors named as defendants have meritorious defenses to these allegations; however, the Company is unable to currently determine the ultimate outcome of this matter or the potential exposure or loss, if any.
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
Other Purchase Commitments
In May 2020, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, the Company is committed to a purchase of $1.00 billion throughout the term of the agreement. As of September 30, 2020, the Company had $969.8 million of remaining obligations under the purchase agreement.
17. RESTRUCTURING
The Company has implemented multiple restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which has resulted in workforce reductions and the consolidation of certain leased facilities. All of the activities related to these restructuring plans are substantially complete.
For the three and nine months ended September 30, 2020 and 2019, restructuring charges were comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Employee severance and related costs	$—	$6,213	$3,100	$13,356
Consolidation of leased facilities	—	2,666	—	2,666
Right-of-use asset impairment	—	—	8,881	—
Total Restructuring charges	$—	$8,879	$11,981	$16,022
The Company reviews for impairment of long-lived assets, including right-of-use (“ROU”) assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. The fair value of the ROU assets is determined by utilizing the present value of the estimated future cash flows attributable to the assets. During the nine months ended September 30, 2020, in connection with the COVID-19 pandemic, the Company determined that a vacant facility partially impaired under a previous restructuring plan became fully impaired due to a reassessment of the timing and fees of the assumed sublease rentals and recorded impairment charges of $8.9 million. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were utilized.

Restructuring accruals
The activity in the Company’s restructuring accruals for the nine months ended September 30, 2020 is summarized as follows (in thousands):

Total
Balance at January 1, 2020	$6,957
Employee severance and related costs	3,100
Payments	(8,492)
Balance at September 30, 2020	$1,565

18. STATEMENT OF CHANGES IN EQUITY
The following tables presents the changes in total stockholders' (deficit) equity during the three and nine months ended September 30, 2020 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total (Deficit) Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2020	321,210	$321	$6,216,838	$4,863,515	$(6,465)	(197,693)	$(11,167,805)	$(93,596)
Shares issued under stock-based compensation plans	109	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	85,169	—	—	—	—	85,169
Common stock issued under employee stock purchase plan	238	1	23,599	—	—	—	—	23,600
Restricted shares turned in for tax withholding	—	—	—	—	—	(26)	(3,692)	(3,692)
Cash dividends declared	—	—	—	(43,046)	—	—	—	(43,046)
Accelerated stock repurchase program	—	—	200,000	—	—	(849)	(200,000)	—
Other	—	—	1,756	(1,756)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	2,138	—	—	2,138
Net income	—	—	—	98,227	—	—	—	98,227
Balance at September 30, 2020	321,557	$322	$6,527,362	$4,916,940	$(4,327)	(198,568)	$(11,371,497)	$68,800

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	318,760	$319	$6,249,065	$4,660,145	$(5,127)	(188,693)	$(10,066,746)	$837,656
Shares issued under stock-based compensation plans	2,314	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	228,854	—	—	—	—	228,854
Common stock issued under employee stock purchase plan	483	1	44,634	—	—	—	—	44,635
Stock repurchases, net	—	—	—	—	—	(1,732)	(199,903)	(199,903)
Restricted shares turned in for tax withholding	—	—	—	—	—	(765)	(104,848)	(104,848)
Cash dividends declared	—	—	—	(129,108)	—	—	—	(129,108)
Accelerated stock repurchase program	—	—	—	—	—	(7,378)	(1,000,000)	(1,000,000)
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	(1,641)	—	—	—	(1,641)
Other	—	—	4,811	(4,811)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	800	—	—	800
Net income	—	—	—	392,355	—	—	—	392,355
Balance at September 30, 2020	321,557	$322	$6,527,362	$4,916,940	$(4,327)	(198,568)	$(11,371,497)	$68,800

The following tables presents the changes in total stockholders' equity during the three and nine months ended September 30, 2019 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2019	316,969	$317	$6,078,960	$4,277,586	$(4,610)	(186,486)	$(9,844,231)	$508,022
Shares issued under stock-based compensation plans	123	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	68,969	—	—	—	—	68,969
Common stock issued under employee stock purchase plan	255	1	20,454	—	—	—	—	20,455
Stock repurchases, net	—	—	—	—	—	(1,130)	(103,905)	(103,905)
Restricted shares turned in for tax withholding	—	—	—	—	—	(45)	(4,242)	(4,242)
Cash dividends declared	—	—	—	(45,373)	—	—	—	(45,373)
Settlement of warrants	202	—	—	—	—	—	—	—
Other	—	—	2,194	(2,194)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(1,872)	—	—	(1,872)
Net income	—	—	—	270,857	—	—	—	270,857
Balance at September 30, 2019	317,549	$318	$6,170,577	$4,500,876	$(6,482)	(187,661)	$(9,952,378)	$712,911

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2018	309,761	$310	$5,404,500	$4,169,019	$(8,154)	(178,327)	$(9,014,156)	$551,519
Shares issued under stock-based compensation plans	2,167	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	202,523	—	—	—	—	202,523
Temporary equity reclassification	—	—	8,110	—	—	—	—	8,110
Common stock issued under employee stock purchase plan	471	1	39,470	—	—	—	—	39,471
Stock repurchases, net	—	—	—	—	—	(3,641)	(353,904)	(353,904)
Restricted shares turned in for tax withholding	—	—	—	—	—	(743)	(74,794)	(74,794)
Cash dividends declared	—	—	—	(137,224)	—	—	—	(137,224)
Settlement of convertible notes and hedges	4,950	5	509,519	—	—	(4,950)	(509,524)	—
Settlement of warrants	202	—	—	—	—	—	—	—
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	838	—	—	—	838
Other	(2)	—	6,457	(6,457)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	1,672	—	—	1,672
Net income	—	—	—	474,700	—	—	—	474,700
Balance at September 30, 2019	317,549	$318	$6,170,577	$4,500,876	$(6,482)	(187,661)	$(9,952,378)	$712,911

Cash Dividend
The following table provides information with respect to quarterly dividends on common stock during the nine months ended September 30, 2020.

Declaration Date	Dividends per Share	Record Date	Payable Date
January 22, 2020	$0.35	March 6, 2020	March 20, 2020
April 23, 2020	$0.35	June 5, 2020	June 19, 2020
July 23, 2020	$0.35	September 11, 2020	September 25, 2020
Subsequent Event
On October 22, 2020, the Company announced that its Board of Directors approved a quarterly cash dividend of $0.35 per share which will be paid on December 22, 2020 to all shareholders of record as of the close of business on December 8, 2020.

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
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year. During the first quarter of 2020, this historical trend was impacted by the COVID-19 pandemic.
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
Executive Summary
During the three months ended September 30, 2020, the momentum in our subscription model transition continued, driven primarily by strong demand for our Workspace solutions. We believe that our third quarter performance reflects the confidence of our customers in Citrix’s vision and the critical role Citrix’s solutions have in helping customers adapt to the secular shifts towards hybrid and flexible work, security and employee experience.
As we previously announced, we discontinued broad availability of perpetual licenses for Citrix Workspace beginning on October 1, 2020. Going forward, customers will have the option of acquiring new Citrix Workspace seats in the form of on-

premises subscription or SaaS offerings. However, we will continue to support and renew existing maintenance contracts for the foreseeable future.
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
Through the first three quarters of 2020, many customers focused on near-term business critical needs as their workforces adapted to remote work precipitated by the pandemic. As such, these customers have often chosen on-premises subscriptions rather than immediately migrating their Citrix Workspace deployments directly to the cloud. As a result of this near-term focus of customers on business critical needs and other cloud migration challenges, the transition and trade-up of customers to our cloud offerings has not progressed during 2020 at the rate we had anticipated at the beginning of the year. To address the challenges in transitioning our customers to the cloud, we continue to invest in innovation and feature development, simplified cloud migration, and performance and reliability, as well as other cloud customer success initiatives.
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
On January 30, 2020, we borrowed $1.00 billion under the term loans and used the proceeds from our Term Loan Credit Agreement to enter into accelerated share repurchase transactions ("ASR") with each of Goldman Sachs & Co. LLC and Wells Fargo Bank, National Association (each, a "Dealer") for an aggregate of $1.00 billion. Under the ASR transactions, we received an initial share delivery of 6.5 million shares of our common stock, with the remainder delivered upon completion of the ASR transactions. The price per share under the ASR was equal to the average of the daily volume-weighted average prices of our common stock during the term of the applicable ASR agreement, less a discount. We received delivery of 0.8 million shares of our common stock in August 2020 in final settlement of the ASR Agreement. The ASR was entered into pursuant to our existing share repurchase program.
On February 25, 2020, we issued $750.0 million of unsecured senior notes due March 1, 2030 (the "2030 Notes"). The net proceeds from this offering were $738.1 million, after deducting the underwriting discount and estimated offering expenses payable by us. Net proceeds from this offering were primarily used to repay amounts outstanding under our unsecured Term Loan Credit Agreement. During the nine months ended September 30, 2020, we used the net proceeds from the 2030 Notes and cash to repay $750.0 million under the Term Loan Credit Agreement. As of September 30, 2020, $250.0 million was outstanding under the Term Loan Credit Agreement.
On October 21, 2020, our Board of Directors expanded the size of the Board from ten to eleven directors, and elected Mr. Robert E. Knowling, Jr., as a director, effective as of the same date. Mr. Knowling was also appointed as a member of the Compensation Committee of the Board.
On October 22, 2020, we announced that our Board of Directors declared a $0.35 per share dividend payable December 22, 2020 to all shareholders of record as of the close of business on December 8, 2020.

Impact of COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to spread throughout the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak remains uncertain. It has disrupted the business of our customers and partners, has and will likely continue to impact our business and consolidated results of operations and could impact our financial condition in the future. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and partners and other factors identified in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. However, we are continuing to monitor the situation and are reviewing our preparedness plans should we begin to experience material impacts.
Impact of COVID-19 on our Results
To provide a flexible solution to help our customers manage through this period, in the first quarter of 2020, we created a short-term on-premises term subscription license at discounted prices. This limited-use license program was intended to help our customers manage through the shock to the system created by the pandemic. We phased out this short-term license program at the end of April 2020. The contribution from this limited-use license program was not material in the third quarter of 2020, but its impact will be reflected in our full year results.
Impact of COVID-19 on our Outlook and Liquidity
With respect to the remainder of 2020 and into 2021, the broader toll COVID-19 may take on the global economy and the slope of the economic recovery is unknown. We believe that our solutions and our business model are resilient. However, given the unknown magnitude, in terms of depth and duration, of this crisis, we view the increased demand we experienced in the first half of the year, as a potential offset against what could prove to be a more challenging macroeconomic environment in the remainder of the year. Longer term, we believe this global health crisis will cause companies and their employees to change the way they think about remote work. We expect business continuity and risk mitigation to rise as areas of importance in boardroom discussions and on IT priority lists. We believe a greater number of employees will expect to continue to be able to work remotely, at least some of the time, even as social distancing restrictions abate.
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
In response to the COVID-19 pandemic, we held our largest customer and partner event, Synergy, as a series of virtual events, and we may deem it advisable to similarly alter, postpone or cancel additional customer, employee or industry events in the future.

We have also increased funding for corporate citizenship directed donations and created a relief recovery fund for the COVID-19 outbreak, doubled our charitable match for employee donations, continued to pay vendors no longer providing on-site services, and set up virtual volunteering opportunities.
Summary of Results
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, a summary of our results included:
•Total net revenue increased 4.7% to $767.2 million;
•Subscription revenue increased 64.3% to $262.6 million;
•SaaS revenue increased 36.7% to $137.8 million;
•Product and license revenue decreased 33.5% to $87.2 million;
•Support and services revenue decreased 5.6% to $417.3 million;
•Gross margin as a percentage of revenue increased 0.7% to 83.4%;
•Operating income increased 15.8% to $128.3 million;
•Diluted net income per share decreased 61.8% to $0.78;
•Unbilled revenue increased $356.7 million to $916.1 million;
•Subscription ARR increased $354.3 million to $1.03 billion; and
•SaaS ARR increased $167.4 million to $630.1 million.
Our Subscription revenue increased primarily due to an increase in on-premise license demand, mostly from our Workspace offerings and our Networking offerings, primarily from pooled capacity. Also contributing to the increase is continued customer adoption of our solutions delivered via the cloud. Our Product and license revenue decreased primarily due to lower sales of our perpetual Networking solutions as customers continue to shift to our subscription offerings. The decrease in Support and services revenue was primarily due to decreased sales of maintenance services across our perpetual Networking and Workspace offerings and professional services, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition. We currently expect total revenue to increase when comparing the fiscal year 2020 to the fiscal year 2019 due to the acceleration of our transition to a subscription-based model. The increase in operating income was primarily due to an increase in gross margin partially offset by higher operating expenses. The decrease in diluted net income per share was primarily due to an increase in income tax expense as a result of a benefit related to Swiss tax reform in the third quarter of 2019, partially offset by a decrease in the number of weighted average shares outstanding due to share repurchases. Both Subscription and SaaS ARR increased due to the acceleration of subscription bookings.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
Revenues:
Subscription	$262,604	$159,873	$774,290	$457,312	64.3%	69.3%
Product and license	87,218	131,057	390,009	406,733	(33.5)	(4.1)
Support and services	417,348	441,971	1,262,745	1,336,696	(5.6)	(5.5)
Total net revenues	767,170	732,901	2,427,044	2,200,741	4.7	10.3
Cost of net revenues:
Cost of subscription, support and services	102,755	76,885	282,672	227,130	33.6	24.5
Cost of product and license revenues	16,238	27,411	57,554	75,033	(40.8)	(23.3)
Amortization and impairment of product related intangible assets	8,293	22,622	24,877	42,707	(63.3)	(41.7)
Total cost of net revenues	127,286	126,918	365,103	344,870	0.3	5.9
Gross margin	639,884	605,983	2,061,941	1,855,871	5.6	11.1
Operating expenses:
Research and development	130,628	126,420	405,563	390,712	3.3	3.8
Sales, marketing and services	298,659	274,874	916,279	847,958	8.7	8.1
General and administrative	81,591	80,042	252,498	238,751	1.9	5.8
Amortization of other intangible assets	701	4,937	2,097	11,671	(85.8)	(82.0)
Restructuring	—	8,879	11,981	16,022	(100.0)	(25.2)
Total operating expenses	511,579	495,152	1,588,418	1,505,114	3.3	5.5
Income from operations	128,305	110,831	473,523	350,757	15.8	35.0
Interest income	491	2,649	2,685	16,193	(81.5)	(83.4)
Interest expense	(16,639)	(8,822)	(48,326)	(37,144)	88.6	30.1
Other income, net	3,841	3,456	7,850	3,735	11.1	110.2
Income before income taxes	115,998	108,114	435,732	333,541	7.3	30.6
Income tax expense (benefit)	17,771	(162,743)	43,377	(141,159)	(110.9)	(130.7)
Net income	$98,227	$270,857	$392,355	$474,700	(63.7)%	(17.3)%

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
Product and license revenue primarily represents fees related to the perpetual licensing of the following major solutions:
•Workspace is primarily comprised of our Application Virtualization solutions, which include Citrix Virtual Apps and Desktops, our unified endpoint management solutions, which include Citrix Endpoint Management, Citrix Content Collaboration, and Citrix Workspace; and
•Networking products, which primarily include Citrix ADC and Citrix SD-WAN. Beginning in the fourth quarter of 2020, we are renaming our Networking product grouping to App Delivery and Security to better align with industry categorization of our solutions.
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
•Fees from consulting services related to the implementation of our solutions, which are recognized as the services are provided; and
•Fees from product training and certification, which are recognized as the services are provided.

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(in thousands)
Subscription	$262,604	$159,873	$774,290	$457,312	$102,731	$316,978
Product and license	87,218	131,057	390,009	406,733	(43,839)	(16,724)
Support and services	417,348	441,971	1,262,745	1,336,696	(24,623)	(73,951)
Total net revenues	$767,170	$732,901	$2,427,044	$2,200,741	$34,269	$226,303

Subscription
Subscription revenue increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase in on-premise license demand of $65.8 million, mostly from our Networking offerings of $36.1 million, mainly from pooled capacity, and our Workspace offerings of $29.7 million. Also contributing to the increase is continued customer adoption of our solutions delivered via the cloud of $37.0 million, primarily from our Workspace offerings.
Subscription revenue increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to an increase in on-premise license demand of $203.5 million, mostly from our Workspace offerings of $120.4 million and our Networking offerings of $83.1 million, mainly from pooled capacity. Also contributing to the increase is continued customer adoption of our solutions delivered via the cloud of $113.5 million, primarily from our Workspace offerings.
We currently expect our Subscription revenue to increase when comparing the fiscal year 2020 to the fiscal year 2019 as customers continue to shift to our subscription offerings.
Product and license
Product and license revenue decreased when comparing the three months ended September 30, 2020 to the three months ended September 30, 2019 primarily due to lower sales of our perpetual Networking products, as customers continue to shift to our subscription offerings.
Product and license revenue decreased when comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019 primarily due to lower sales of our perpetual Networking products of $59.9 million, partially offset by higher sales of our perpetual Workspace offerings of $43.2 million, mostly from business continuity sales in response to the COVID-19 pandemic in the first quarter of 2020.
We currently expect our Product and license revenue to decrease when comparing the fiscal year 2020 to the fiscal year 2019 as customers continue to shift to our subscription offerings and away from our Networking hardware products, as well as our decision to discontinue offering new perpetual licenses for Citrix Workspace beginning on October 1, 2020.
Support and services
Support and services revenue decreased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to lower sales of maintenance services across our Networking perpetual offerings of $14.3 million, our Workspace perpetual offerings of $6.2 million and professional services of $4.1 million, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition.
Support and services revenue decreased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to lower sales of maintenance services across our Workspace perpetual offerings of $29.4 million, Networking perpetual offerings of $27.2 million and professional services of $17.4 million, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition.
We currently expect our Support and services revenue to decrease when comparing the fiscal year 2020 to the fiscal year 2019 as customers continue to shift to our subscription offerings.
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
The following table presents the amounts of deferred revenue and unbilled revenue (in thousands):

	September 30, 2020	December 31, 2019	2020 compared to 2019
Deferred revenue	$1,692,304	$1,795,791	$(103,487)
Unbilled revenue	916,107	704,829	211,278
Deferred revenue decreased $103.5 million as of September 30, 2020 compared to December 31, 2019 primarily due to a decrease in maintenance and support of $204.4 million, mostly from Workspace perpetual software maintenance of $140.4 million and Networking perpetual hardware maintenance of $50.8 million, partially offset by an increase from subscription of

$103.1 million. Unbilled revenue as of September 30, 2020 increased $211.3 million from December 31, 2019 primarily due to increased customer adoption of multi-year subscription agreements.
While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. Backlog includes the aggregate amounts we expect to recognize as point in time revenue in the following quarter associated with contractually committed amounts for on-premise subscription software licenses, as well as confirmed product license orders that have not shipped and are wholly unfulfilled. As of September 30, 2020 and September 30, 2019, the amount of backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for 51.0% and 47.7% of our net revenues for the three months ended September 30, 2020 and September 30, 2019, respectively, and 50.2% and 47.9% of our net revenues for the nine months ended September 30, 2020 and September 30, 2019, respectively. The change in our international revenues as a percentage of our net revenues for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 was primarily due to higher revenues in our EMEA region, mainly from Subscription. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Cost of Net Revenues

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Cost of subscription, support and services revenues	$102,755	$76,885	$282,672	$227,130	$25,870	$55,542
Cost of product and license revenues	16,238	27,411	57,554	75,033	(11,173)	(17,479)
Amortization and impairment of product related intangible assets	8,293	22,622	24,877	42,707	(14,329)	(17,830)
Total cost of net revenues	$127,286	$126,918	$365,103	$344,870	$368	$20,233
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
Cost of subscription, support and services revenues increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to an increase in costs related to providing our subscription offerings. We currently expect Cost of subscription, support and services revenues to increase when comparing the fiscal year 2020 to the fiscal year 2019, consistent with the expected increases in Subscription revenue as discussed above.
Cost of product and license revenues decreased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower overall sales of our perpetual Networking products, which contain hardware components that have a higher cost than our software products. We currently expect Cost of product and license revenues to decrease when comparing the fiscal year 2020 to the fiscal year 2019, consistent with the expected decrease in Product and license revenue.
Amortization and impairment of product related intangible assets decreased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the impairment of certain acquired intangible assets, primarily developed technology, in the third quarter of 2019.

Gross Margin
Gross margin as a percentage of revenue was 83.4% for the three months ended September 30, 2020, and 82.7% for the three months ended September 30, 2019, and 85.0% for the nine months ended September 30, 2020, and 84.3% for the nine months ended September 30, 2019. The change in gross margin when comparing the three and nine months ended September 30, 2020 to September 30, 2019 was not significant.
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
Research and Development Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Research and development	$130,628	$126,420	$405,563	$390,712	$4,208	$14,851
Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to stock-based compensation. Research and development expenses increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to compensation and other employee-related costs of $8.4 million related to a net increase in headcount, as well as an increase in stock-based compensation of $2.7 million.
Sales, Marketing and Services Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Sales, marketing and services	$298,659	$274,874	$916,279	$847,958	$23,785	$68,321
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
Sales, marketing and services expenses increased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to variable compensation of $17.0 million and marketing programs of $13.3 million related to our new brand launch, partially offset by a decrease in compensation and other employee-related costs of $5.5 million mostly related to COVID-19 travel restrictions.
Sales, marketing and services expenses increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the impact from the COVID-19 pandemic, which included an increase in variable compensation of $56.6 million driven by an increase in demand of limited use licenses and ongoing business continuity sales, and an increase in marketing programs of $23.9 million. These increases were partially offset by a decrease in costs of

$12.6 million related to the cancellation of in-person events in response to the COVID-19 pandemic, including our largest customer and partner event, Synergy, and replacing them with virtual events or postponing to future periods.
General and Administrative Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
General and administrative	$81,591	$80,042	$252,498	$238,751	$1,549	$13,747
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses remained consistent when comparing the three months ended September 30, 2020 to the three months ended September 30, 2019.
General and administrative expenses increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to increases in stock-based compensation of $13.6 million, compensation and other employee-related costs of $13.2 million, and credit loss expense of $6.2 million related to the impact from the COVID-19 pandemic. These increases were partially offset by a decrease in professional fees of $19.9 million.
Restructuring Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Restructuring	$—	$8,879	$11,981	$16,022	$(8,879)	$(4,041)
Restructuring expenses decreased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to employee severance and related costs of $6.2 million and the consolidation of certain leased facilities of $2.7 million in the three months ended September 30, 2019.
Restructuring expenses decreased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to a net decrease in employee severance and related costs of $10.3 million, as well as the consolidation of certain leased facilities of $2.7 million during the nine months ended September 30, 2019, partially offset by the impairment of an ROU asset related to a restructuring facility of $8.9 million as a result of the COVID-19 pandemic during the nine months ended September 30, 2020.
See Note 17 to our condensed consolidated financial statements for additional details regarding our restructuring charges.
2020 Operating Expense Outlook
When comparing the fiscal year 2020 to the fiscal year 2019, we currently expect Operating expenses to increase due to continued investment to support our cloud transition and higher compensation related expenses.
Interest Income

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Interest income	$491	$2,649	$2,685	$16,193	$(2,158)	$(13,508)
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income decreased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to lower yields on investments as a result of lower interest rates.
Interest income decreased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to lower average balances of cash, cash equivalents and investments as a result of the repayment of the outstanding principal balance of our Convertible Notes on April 15, 2019, as well as lower yields on investments as a result of lower interest rates. See Note 6 to our condensed consolidated financial statements for additional details regarding our investments.
Interest Expense

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Interest expense	$(16,639)	$(8,822)	$(48,326)	$(37,144)	$(7,817)	$(11,182)
Interest expense primarily consists of interest paid on our 2027 and 2030 Notes, Term Loan Credit Agreement and our credit facility. Interest expense increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to interest expense from our outstanding 2030 Notes and Term Loan Credit Agreement.
Interest expense increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to interest expense from our outstanding 2030 Notes and Term Loan Credit Agreement of $21.9 million, partially offset by a decrease in interest expense from our Convertible Notes of $10.8 million due to the repayment of the outstanding principal balance on April 15, 2019. See Note 11 to our condensed consolidated financial statements for additional details regarding our debt.
Other income, net

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2020	2019	2020	2019	2020 vs. 2019	2020 vs. 2019
	(In thousands)
Other income, net	$3,841	$3,456	$7,850	$3,735	$385	$4,115
Other income, net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions, sublease income, realized losses related to changes in the fair value of our investments that have a decline in fair value and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other income, net during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was not significant.
The change in Other income, net during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is primarily driven by the remeasurement and settlement of foreign currency transactions.
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
Our effective tax rate was 15.3% and (150.5)% for the three months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate when comparing the three months ended September 30, 2020 to the three months ended September 30, 2019, was primarily due to tax items unique to the period ended September 30, 2019. These amounts include an estimated income tax benefit of $157.7 million due to the recognition of Swiss deferred tax assets related to the enactment of the Federal Act on Tax Reform and AHV Financing (“TRAF”), as well as a $17.3 million tax benefit attributable to the 2015 U.S. federal income tax return statute of limitations closing during the three months ended September 30, 2019.
Our effective tax rate was 10.0% and (42.3)% for the nine months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate when comparing the nine months ended September 30, 2020 to the nine months ended September 30, 2019 was primarily due to tax items unique to the period ended September 30, 2019. These amounts include an estimated income tax benefit of $157.7 million due to the recognition of Swiss deferred tax assets related to the enactment of the TRAF, as well as a $17.3 million tax benefit attributable to the 2015 U.S. federal income tax return statute of limitations closing during the nine months ended September 30, 2019. These amounts are partially offset by additional discrete tax benefits for share-based payments during the nine months ended September 30, 2020.

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
Liquidity and Capital Resources
During the nine months ended September 30, 2020, we generated operating cash flows of $815.8 million. These operating cash flows related primarily to net income of $392.4 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $228.9 million, depreciation and amortization expenses of $157.0 million and a change in operating assets and liabilities of $62.7 million. The change in our operating assets and liabilities was mostly the result of an inflow from accounts receivable of $150.3 million, primarily due to an increase in collections from prior period sales and an inflow from accrued expenses and other current liabilities of $73.7 million, primarily due to an increase in employee-related accruals. These inflows are partially offset by an outflow in deferred revenue of $103.5 million and an outflow in other assets of $67.1 million, primarily due to an increase in capitalized commissions from higher subscription sales. Our investing activities used $345.8 million of cash consisting primarily of net purchases of investments of $309.4 million and cash paid for the purchase of property and equipment of $30.8 million. Our financing activities used cash of $446.9 million primarily for stock repurchases of $1.20 billion, cash dividends on our common stock of $129.1 million and cash paid for tax withholding on vested stock awards of $104.8 million. These outflows are partially offset by net proceeds from the issuance of our 2030 Notes of $738.1 million and net borrowings from our Term Loan Credit Agreement of $248.8 million.
During the nine months ended September 30, 2019, we generated operating cash flows of $577.0 million. These operating cash flows related primarily to net income of $474.7 million, adjusted for, among other things, non-cash charges, stock-based compensation expense of $202.5 million and depreciation and amortization expenses of $178.6 million. Partially offsetting these cash flows was a deferred income tax benefit of $184.6 million and a change in operating assets and liabilities of $114.7 million. The change in our net operating assets and liabilities was primarily a result of an outflow in deferred revenue of $219.0 million, an outflow in other assets of $50.1 million, primarily due to an increase in capitalized contract acquisition costs of $34.5 million and long-term contract assets of $13.9 million, an outflow in accrued expenses and other current liabilities of $48.5 million, primarily due to decreases in employee-related accruals, and an outflow in income taxes, net of $42.1 million, primarily due to decreases in income taxes payable of $24.6 million and an increase in prepaid taxes of $17.6 million. These outflows are partially offset by an inflow in accounts receivable of $256.6 million driven by an increase in collections. Our investing activities provided $1.03 billion of cash consisting primarily of cash received from the net proceeds from the sale of investments of $1.08 billion, partially offset by cash paid for the purchase of property and equipment of $50.5 million. Our financing activities used cash of $1.73 billion primarily for the cash repayment of the outstanding principal balance of our Convertible Notes of $1.16 billion, stock repurchases of $353.9 million, repayment of borrowings under our credit facility of $200.0 million, cash dividends on our common stock of $137.2 million and cash paid for tax withholding on vested stock awards of $74.8 million. These outflows are partially offset by borrowings from our credit facility of $200.0 million.
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

During the nine months ended September 30, 2020, we used the net proceeds from the 2030 Notes and cash to repay $500.0 million under the 364-day Term Loan and $250.0 million under the 3-year Term Loan. As of September 30, 2020, $250.0 million was outstanding under the 3-year Term Loan.
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
Credit Facility
On November 26, 2019, we entered into an amended and restated credit agreement (the "Credit Agreement") with a group of financial institutions, which amended and restated our existing credit agreement, dated January 7, 2015. The Credit Agreement provides for a five-year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. The proceeds of borrowings under the Credit Agreement may be used for working capital and general corporate purposes, including acquisitions. As of September 30, 2020, no amounts were outstanding under the credit facility. See Note 11 to our condensed consolidated financial statements for additional details on the Credit Agreement.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue for the remainder of 2020. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements and service our debt obligations for the next 12 months. For additional information, see section titled Impact of COVID-19 Pandemic above. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions and for general corporate purposes.
Cash, Cash Equivalents and Investments

	September 30, 2020	December 31, 2019	2020 Compared to 2019
	(In thousands)
Cash, cash equivalents and investments	$938,372	$605,456	$332,916
The increase in Cash, cash equivalents and investments when comparing September 30, 2020 to December 31, 2019, is primarily due to cash received from debt offerings of $987.0 million and cash provided by operating activities of $815.8 million, partially offset by the cash paid for share repurchases of $1.20 billion, cash dividends on our common stock of $129.1 million, cash paid for tax withholding on vested stock awards of $104.8 million, and cash paid for property and equipment of $30.8 million.
As of September 30, 2020, $486.9 million of the $938.4 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. The cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns. At September 30, 2020, $714.1 million was available to repurchase common stock pursuant to the stock repurchase program. We may repurchase shares under this program in future periods depending on a variety of factors, including among other things, macroeconomic factors, market conditions and business priorities. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes, the 2027 Notes and the Term Loan Credit Agreement as well as proceeds from employee stock awards and the related tax benefit. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.

On January 30, 2020, we used the proceeds from our Term Loan Credit Agreement to enter into an ASR with a group of Dealers for an aggregate of $1.00 billion. Under the ASR transactions, we received an initial share delivery of 6.5 million shares of our common stock, with the remainder delivered upon completion of the ASR transactions. The total number of shares of common stock that we repurchased under each ASR agreement was based on the average of the daily volume-weighted average prices of our common stock during the term of the applicable ASR agreement, less a discount. We received delivery of 0.8 million shares of our common stock in August 2020 in final settlement of the ASR Agreement. See Note 15 to our condensed consolidated financial statements for detailed information on the ASR.
During the three months ended September 30, 2020, we made no open market purchases under the stock repurchase program. During the nine months ended September 30, 2020, we expended $199.9 million on open market purchases under the stock repurchase program, repurchasing 1,731,500 shares of common stock at an average price of $115.45.
During the three months ended September 30, 2019, we expended $103.9 million on open market purchases under the stock repurchase program, repurchasing 1,130,100 shares of common stock at an average price of $91.94. During the nine months ended September 30, 2019, we expended $353.9 million on open market purchases under the stock repurchase program, repurchasing 3,640,982 shares of common stock at an average price of $97.20.
Shares for Tax Withholding
During the three and nine months ended September 30, 2020, we withheld 25,826 and 765,426 shares, respectively, from equity awards that vested, totaling $3.7 million and $104.8 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and nine months ended September 30, 2019, we withheld 44,829 and 742,946 shares, respectively, from equity awards that vested, totaling $4.2 million and $74.8 million respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Contractual Obligations
With the exception of the new Term Loan Credit Agreement entered into on January 21, 2020, consisting of a $500.0 million 364-day Term Loan, and a $500.0 million 3-year Term Loan, and the $750.0 million 2030 Senior Notes issued on February 25, 2020, as discussed above under the subheading “Liquidity and Capital Resources”, there have been no material changes, outside the ordinary course of business to our contractual obligations since December 31, 2019. As of September 30, 2020, $250.0 million in principal amount was outstanding under the 3-year Term Loan. For further information, see “Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Other Purchase Commitments
In May 2020, we entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, we are committed to a purchase of $1.00 billion throughout the term of the agreement. As of September 30, 2020, we had $969.8 million of remaining obligations under the purchase agreement.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended September 30, 2020 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2019.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2020, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 25, 2019, a class action lawsuit was filed against Citrix, LogMeIn and certain of their current and former directors and officers in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The complaint alleges that the defendants violated federal securities laws by making alleged misstatements and omissions in LogMeIn’s Registration Statement and Prospectus filed in connection with the 2017 spin-off of Citrix’s GoTo family of service offerings and subsequent merger of that business with LogMeIn. The complaint seeks among other things the recovery of monetary damages. On April 28, 2020, the defendants filed motions to dismiss the complaint, which remain pending. We believe that Citrix and our current and former directors named as defendants have meritorious defenses to these allegations; however, we are unable to currently determine the ultimate outcome of this matter or the potential exposure or loss, if any.

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
In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to spread throughout the U.S. and the world. The COVID-19 pandemic and the constantly evolving measures that have been, and may be, instituted to slow the spread of COVID-19, including travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and restrictions, continue to weigh on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity. The COVID-19 pandemic could cause a long-term global recession, depression, or other adverse economic conditions across the world. In the event of a recession, depression, or other downturn in the worldwide economy, our business could be adversely affected.
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
•We could experience disruptions in our operations as a result of continued office closures, risks associated with our employees working remotely, a significant portion of our workforce suffering illness and travel restrictions. Earlier this year, we temporarily closed Citrix offices, instituted a global remote work mandate and instituted significant travel restrictions. While we have begun to re-open some of our offices, many of our employees continue to work remotely and for our offices that have begun to re-open, we have implemented significant new safety protocols, which may limit the effectiveness and productivity of our employees.
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
•Our marketing effectiveness and demand generation efforts may be impacted due to the cancelling of customer events or shifting events to virtual-only experiences. For example, we made the decision to replace our largest annual customer and partner event, Synergy, with a series of virtual-only events, which may ultimately prove less successful. We may need to postpone or cancel other customer, employee or industry events or other marketing initiatives in the future.
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
As of September 30, 2020, we had aggregate indebtedness of $1.73 billion that we have incurred in connection with the issuance of our unsecured senior notes due December 1, 2027, or the 2027 Notes, the issuance of our unsecured senior notes due March 1, 2030, or the 2030 Notes, under the Credit Agreement and under the Term Loan Credit Agreement. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to general economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, reducing capital expenditures, restructuring debt or obtaining additional equity or debt financing on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, as applicable, will depend on the capital markets and our financial condition at such time. We may not be able to sell assets, restructure our indebtedness or obtain additional equity or debt financing on terms that are acceptable to us or at all, which could result in a default on our debt obligations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2020 for information regarding our 2030 Notes, 2027 Notes, our Credit Agreement and our Term Loan Credit Agreement.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The Company's Board of Directors authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. The objective of the stock repurchase program is to improve stockholders’ returns. At September 30, 2020, $714.1 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.
On January 30, 2020, the Company used the proceeds from the Term Loan Credit Agreement and entered into ASR transactions with a group of Dealers for an aggregate of $1.00 billion. Under the ASR transactions, the Company received an initial share delivery of 6.5 million shares of its common stock in January 2020 and received delivery of an additional 0.8 million shares of its common stock in August 2020 in final settlement of the ASR Agreement. Under the ASR, the Company repurchased shares of its common stock at an average price of approximately $135.54 per share. See Note 15 to the condensed consolidated financial statements for additional details on the ASR.
The following table shows the monthly activity related to stock repurchases for the quarter ended September 30, 2020:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (In thousands) (3)
July 1, 2020 through July 31, 2020	17,840	$144.94	—	$914,140
August 1, 2020 through August 31, 2020	849,215	$235.51	849,199	$714,140
September 1, 2020 through September 30, 2020	7,970	$138.50	—	$714,140
Total	875,025	$232.78	849,199	$714,140
(1)Includes 25,826 shares withheld from restricted stock units that vested in the third quarter of 2020 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Amounts are calculated based on the settlement date.
(3)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION

Our policy governing transactions in Citrix securities by our directors, officers and employees permits our directors, officers and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that Mark Ferrer, our Executive Vice President and Chief Revenue Officer, Jeroen van Rotterdam, our Executive Vice President, Engineering, Donna Kimmel, our Executive Vice President and Chief People Officer and Mark Schmitz, our Executive Vice President and Chief Operation Officer, each entered into a new trading plan in the third quarter of 2020 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of October, 2020.

CITRIX SYSTEMS, INC.

By:	/s/ ARLEN R. SHENKMAN
Arlen R. Shenkman
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)