Form 10-K
period 2020-12-31
CITRIX SYSTEMS INC
filed 2021-02-08
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $18,003,842,231. As of February 1, 2021, there were 122,963,727 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITRIX SYSTEMS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2020, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2020, that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth initiatives, our expansion of cloud-based solutions (as opposed to traditional on-premises delivery of our products) and our efforts to transition our customers from on-premises to the cloud, including the pace of the transition, our transition to a subscription-based business model, changes in our product and service offerings and features, financial information and results of operations for future periods, revenue trends, the impacts of the novel coronavirus (COVID-19) pandemic and related market and economic conditions on our business, results of operations and financial condition, business continuity, risk mitigation and expectations regarding remote work, the resiliency of our solutions and business model, customer demand, seasonal factors or ordering patterns, stock-based compensation, international operations, investment transactions and valuations of investments and derivative instruments, restructuring charges, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax estimates and other tax matters, liquidity, stock repurchases and dividends, our debt, including our expected debt in connection with the acquisition of Wrike, Inc., changes in accounting rules or guidance, acquisitions (including our pending acquisition of Wrike, Inc.), litigation matters, and the security of our network, products and services, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Readers are directed to the risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Such factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2020, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

References in this Annual Report on Form 10-K to "Citrix," the "Company, "we," "our" or "us" refer to Citrix Systems, Inc., including as the context requires, its direct and indirect subsidiaries.
SUMMARY OF RISK FACTORS
The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.
Risks Related to our Business and Industry
•The expansion of cloud-based solutions (as opposed to traditional on-premises delivery of our products) and our efforts to transition our customers from on-premises to the cloud, including the pace of the transition, has and will introduce a number of risks and uncertainties unique to such a shift in delivery.
•Our multi-year transition from a perpetual licenses to a subscription-based business model is subject to numerous risks and uncertainties that could have a negative impact on our business, results of operations and financial condition.
•A significant portion of our revenues historically has come from our Application Virtualization and Virtual Desktop Infrastructure, or VDI, solutions and our App Delivery and Security products, and decreases in sales for these solutions could adversely affect our results of operations and financial condition.
•If our Workspace strategy is not successful in addressing our customers’ evolving needs beyond traditional Application Virtualization and VDI solutions or we face substantial technological or implementation challenges with our Workspace offerings, we may be unable to expand our user base.
•We face intense competition, which could result in customer loss, fewer customer orders and reduced revenues and margins.

•Actual or perceived security vulnerabilities in our products and services or cyberattacks on our services infrastructure or corporate networks could have a material adverse impact on our business, results of operations and financial condition.
•The effects of the COVID-19 pandemic are uncertain, and such effects will depend on future developments.
•Our business could be adversely impacted by conditions affecting the information technology market in which we operate.
•Regulation of privacy and data security may adversely affect sales of our products and services and result in increased compliance costs.
•Our solutions could contain errors that could delay the release of new products or otherwise adversely impact our products and services.
•Certain of our offerings have long and/or unpredictable sales cycles, which could cause significant variability and unpredictability in our revenue and operating results for any particular period, and changes to our licensing or subscription renewal programs, or bundling of our solutions, could negatively impact the timing of our recognition of revenue.
•Sales and renewals of our support solutions constitute a large portion of our deferred revenue.
•We rely on indirect distribution channels and major distributors that we do not control.
•Our App Delivery and Security business could suffer if there are any interruptions or delays in the supply of hardware or hardware components from our third-party sources.
•In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place.
•Our international presence subjects us to additional risks that could harm our business, including our exposure to fluctuations in foreign currency exchange rates.
•Adverse changes in global economic conditions could adversely affect our operating results.
Risks Related to Acquisitions, Strategic Relationships and Divestitures
•Acquisitions and divestitures present many risks, and we may not realize the financial and strategic goals we anticipate.
•If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings.
•Our inability to maintain or develop our strategic and technology relationships could adversely affect our business.
Risks Related to Intellectual Property and Brand Recognition
•Our efforts to protect our intellectual property may not be successful.
•Our solutions and services, including solutions obtained through acquisitions, could infringe third-party intellectual property rights, which could result in material litigation costs.
•Our use of “open source” software could negatively impact our ability to sell our solutions and subject us to possible litigation.
•If we lose access to third-party licenses, releases of our solutions could be delayed.
•Our business depends on maintaining and protecting the strength of our collection of brands.
Risks Related to our Liquidity, Taxation and Capital Return
•Servicing our debt will require a significant amount of cash. We may not have sufficient cash flow from our business to make payments on our debt or repurchase our outstanding notes upon certain events.

•Our portfolios of liquid securities and other investments may lose value or become impaired.
•Changes in our tax rates or our exposure to additional income tax liabilities could affect our operating results and financial condition.
•There can be no assurance that we will continue to return capital to our stockholders through the payment of cash dividends and/or the repurchase of our stock.
General Risks
•We are involved in litigation, investigations and regulatory inquiries and proceedings.
•Our stock price could be volatile, and you could lose the value of your investment.
•Changes or modifications in financial accounting standards may have a material adverse impact on our reported results of operations or financial condition.
•Natural disasters, climate-related impacts, or other unanticipated catastrophes may negatively impact our operations.
This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements described above.

PART I
ITEM 1. BUSINESS
Business Overview
What We Do
Citrix is an enterprise software company focused on helping organizations deliver a consistent and secure work experience no matter where work needs to get done — in the office, at home, or in the field. We do this by delivering a digital workspace solution that gives each employee the resources and space they need to do their best work. Our Workspace solutions are complemented by our App Delivery and Security (formerly Networking) solutions, by delivering the applications and data employees need across any network with security, reliability and speed.
Citrix believes that work is not a place —work is about business outcomes. We have helped organizations with digital transformation for many years. The challenges and complexities created by the proliferation of Software-as-a-Service (SaaS)-based applications and the emergence of hybrid multi-cloud infrastructure environments are now combined with the realities brought upon by the global COVID-19 pandemic—realities such as long-term remote and flexible work models and an increased need for risk mitigation and business continuity.
As a result, we believe organizations are accelerating their cloud and digital transformation plans to better position themselves to address these new challenges and embrace the opportunity that may arise from flexible work models. To do this, organizations may rely on Citrix solutions for business agility, employee productivity, security and compliance, as well as cost and efficiency. Citrix solutions are focused on employee empowerment and are designed to provide end-users with the simplicity of a common user experience while ensuring information technology, or IT, administrators are able to deliver applications and data with the security and controls necessary to protect the enterprise and its customers.
Our Business Transformation
Citrix's business is evolving in three distinct and interrelated ways:
•Perpetual to Subscription: Our business model has shifted away from selling perpetual licenses towards subscription, or recurring contracts in the form of SaaS, on-premise term, and consumption-based agreements;
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

Citrix was incorporated in Delaware on April 17, 1989.
Proposed Acquisition of Wrike
On January 16, 2021, we entered into a definitive agreement to acquire Wrike, Inc. (“Wrike”), a leader in the SaaS collaborative work management space, for $2.25 billion in cash. The transaction, which has been unanimously approved by the board of directors of both Citrix and Wrike, is expected to close in the first half of 2021, subject to regulatory approvals and other customary closing conditions. We believe this acquisition will allow us to accelerate our strategy to build on and expand beyond the growing virtualization market by delivering a cloud-based digital workspace experience empowering all employees to securely access, collaborate, and execute work in the most effective way across any work channel, device or location.
Solutions and Services
We offer digital workspace solutions and services that enable companies to deliver a consistent work experience by providing secure and reliable access to the systems and information employees need to do their best work, no matter where work needs to get done — in the office, at home, or in the field. Our offerings empower organizations to accelerate business performance by harnessing technology to enhance employee engagement, boost productivity, and drive innovation.
Workspace
The Citrix Workspace platform encompasses a broad range of features and functionalities that tie together the myriad of applications that reside within enterprises. Citrix Workspace helps employees minimize distractions and focus, enabling them to do their best work, elevating employee productivity and employee engagement, and improving an enterprise’s security profile. Citrix Workspace delivers a unified, secure and intelligent workspace with single sign-on access to all the applications and content employees use in one unified platform. Citrix Workspace enables IT administrators to proactively manage security threats in complex, distributed, hybrid, multi-cloud and multi-device environments, and it empowers IT administrators to deliver applications to end users more securely than operating them natively. Intelligent analytics and user behavior insights are derived to enable enhanced security, management, orchestration, and automation of workspaces and application delivery.
Citrix Workspace comes with ready integrations with widely-used business applications, including Salesforce, Workday, SAP Ariba and SAP Concur, ServiceNow, Microsoft Outlook and Google Workspace (formerly G Suite) and is compatible with identity and access management providers, including Okta, Ping, Radius, and GoogleID. Citrix Workspace can be delivered on-premise, running in a customers’ datacenter, or in the cloud. Pricing for the Citrix Workspace platform is tiered based on the level of functionalities provided. Capabilities offered as part of the platform include:
•Citrix Workspace - delivers an intelligent experience that customizes and streamlines user workflows by creating microapps through low-code tooling, enabling organizations to organize, guide and automate work, tasks and functions, and allows end users to perform actions across various applications directly within the Citrix Workspace.
•Citrix Virtual Apps and Desktops - gives employees the freedom to work anywhere on any device while cutting IT costs and securely delivering Windows, Linux, Web and SaaS apps, and full virtual desktops. Citrix Virtual Apps and Desktops offers a choice of deployment options ranging from a turnkey desktop-as-a-service solution running on the Microsoft Azure cloud to a host of premium options running in the cloud, hybrid, or on-premises.
•Citrix Analytics for Security - continuously assesses the behavior of Citrix Virtual Apps and Desktops users and Citrix Workspace users and applies actions to protect sensitive corporate information. The aggregation and correlation of data across networks, virtualized applications and desktops, and content collaboration tools enables the generation of valuable insights and more focused actions to address user security threats.
•Citrix Analytics for Performance - uses machine learning to quantify user experience, providing end-to-end visibility and enabling capacity planning and proactive response to performance degradation.
•Citrix Content Collaboration - provides a secure, cloud-based file sharing, digital transaction and storage solution built to give users enterprise-class data services across all corporate and personal devices.
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

•Citrix Secure Workspace Access - provides an end-to-end solution to implement Zero Trust principles (i.e., required verification of all users whether inside or outside of a network), avoiding the gaps left from relying on assorted point solutions. It reduces the attack surface by protecting the user and the apps inside the workspace, where work actually gets done.
•Citrix Secure Internet Access - provides a solution that protects direct internet access for branch and remote workers using unsanctioned apps.
App Delivery and Security

Our App Delivery and Security solutions optimize the performance of Citrix Workspace. They enable organizations to deliver applications and data with security, reliability, and speed. Our App Delivery and Security products can be consumed via perpetual license or under pooled licensing agreements that give customers flexibility to consume in either a hardware form factor or as software, over the term of the agreement. Our App Delivery and Security capabilities include:
•Citrix ADC - an application delivery controller and load balancing solution for web, traditional and cloud-based applications regardless of where they are hosted.
•Citrix SD-WAN and Secure Access Service Edge (SASE) - a next-generation WAN Edge solution that delivers flexible, automated, secure connectivity and performance for the workspace.
Customer Success
We offer support and services to help our customers and business partners get more value, achieve their business outcomes, minimize risk, and keep their solutions running at peak performance:
•Customer Success Management (CSM) - available to all customers with a valid SaaS or subscription entitlement. The CSM team, comprised of Customer Success Managers and Customer Success Engineers, guides business and technical outcomes. Through success planning, technical and onboarding guidance, and internal advocacy, the CSM team helps customers accelerate their implementation and maximize the value of their Citrix solutions.
•Customer Success Services - features a choice of tiered offerings combining technical support, product version upgrades, guidance, enablement, and proactive monitoring to help customers and partners fully realize their business goals and maximize their Citrix investments. Additionally, customers may upgrade to receive personalized support from a dedicated team led by an assigned account manager.
•Hardware Maintenance - features a choice of tiered offerings including technical support, software upgrades, and replacement of malfunctioning appliances to keep Citrix hardware running optimally. Premium support services are available as add-ons.
•Citrix Consulting - guides the successful design and implementation of Citrix solutions, removing the barriers to desired business outcomes. Our in-house consultants bring technical expertise with proven methodologies, tools and leading practices to improve adoption and enhance security.
•Product Training & Certification - enables customers and partners to attain self-sufficiency, increase productivity, maximize product capabilities, and advance their career with flexible training options to suit all learners and certifications to validate knowledge and skills.
Customers
Our customers are businesses of all sizes and include the largest enterprises and institutions in the world spanning every major industry vertical, including healthcare, financial services, technology, manufacturing, consumer, and government agencies. Our largest customers are often our longest tenured customers.
Technology Relationships
We have a number of technology relationships in place to accelerate the development of existing and future solutions and our go-to-market initiatives. These relationships include cross-licensing, original equipment manufacturer (OEM), resell, joint reference architectures, and other arrangements that result in better solutions for our customers.

Microsoft
For over 30 years, Citrix and Microsoft have maintained a strategic partnership spanning product development, go-to-market initiatives and partner development, enabling our mutual customers’ secure, high-performance delivery of applications, desktops and data to their employees. Together, Citrix and Microsoft offer solutions and services that aid and accelerate the transition from on-premises IT infrastructure and practices to emerging hybrid-cloud and multi-cloud delivery models for the full breadth of legacy and modern applications.
Citrix and Microsoft provide joint tools and services to simplify and speed the transition of on-premises Citrix customers to Microsoft Azure. The companies have a connected roadmap to enable a consistent and optimal flexible work experience that includes joint solutions sold through their direct sales forces via the Azure Marketplace and a robust community of channel partners.
Google
Citrix and Google Cloud have been strategic partners for over eight years. We offer end-to-end user experience solutions for Citrix Workspace with Google Cloud Platform, Chrome Enterprise, and Google Workspace (formerly G Suite), as well as complementary App Delivery and Security. These solutions enable companies to deliver unified access to all of the apps employees need and prefer to use on Google devices and operating systems.
Global System Integrators
We continue to invest in partnerships with Global System Integrators who provide solutions and services that build on Citrix Workspace and Citrix App Delivery and Security solutions to improve employee experience and engagement, including Capgemini, Deloitte, DXC, Fujitsu, Hewlett Packard Enterprises, IBM and Wipro. These partnerships help our customers develop effective digital workspace strategies that enable them to deliver a consistent work experience across work channels and locations.
Citrix Ready
We continue to provide an easy way for our customers to locate compatible solutions and our channel partners to evaluate and deploy joint offerings through our Citrix Ready program. The Citrix Ready Program is a technology partner program that helps software and hardware vendors of all types develop and integrate their products with Citrix technology. It includes partners like AWS, Cisco, Google, and Microsoft and hundreds of other technology companies. With work happening on a proliferation of devices, companies have a whole new set of security concerns they must address. To help them do it, we expanded the Citrix Ready Workspace Security Program to include Zero Trust solutions from trusted and verified partners. This expansion will allow companies to simplify the selection of vendors and leverage their existing investments to design a modern security framework that delivers Zero Trust outcomes.
Research and Development
Our research and development efforts focus on developing new functionalities across our solutions, while continuing to invest in purposeful improvements to our core technologies. We solicit extensive feedback concerning product development from customers and through our channel distributors and partners, as well as our alliance partners. We believe that our global software development teams and our core technologies represent a significant competitive advantage for us. As of December 31, 2020, we held a worldwide portfolio of approximately 3,500 patents and had approximately 1,800 additional patent applications pending. We incurred research and development expenses of $538.1 million in 2020, $518.9 million in 2019 and $440.0 million in 2018.
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
We reward our partners that identify new business, and provide sales expertise, services delivery, customer education, technical implementation and support of our portfolio of solutions through our incentive program. We continue to focus on increasing the productivity of our existing partners, while also adding new transacting partners, building capacity through targeted recruitment, and introducing programs to increase partner mindshare, limit channel conflict, and increase partner loyalty to us.
As our customers shift workloads to the cloud, we have been cultivating a global base of technology partners within our CSP program. Our CSP program provides subscription-based services in which the CSP partners host software services to their end users. Our CSP partners, consisting of managed service providers, ISVs, Citrix Solution Advisors, hosting providers and telcos, among others, license certain of our offerings on a monthly consumption basis. With our software, these partners then create differentiated offerings of their own, consisting of cloud-hosted applications and cloud-hosted desktops, which they manage for various customers, ranging from SMBs to enterprise IT. Besides supplying technology, we are actively engaged in assisting these partners in developing their hosted businesses either within their respective data centers or leveraging public cloud infrastructure by supplying business and marketing assistance.
Online marketplaces, including Cloud Marketplaces and Cloud Service Brokers have become a strategic channel for customers to streamline the discovery, acquisition, deployment, and operations of services enabling them to adapt quickly to changing market conditions. Growth in the use of online marketplaces has been driven by the increased focus on cloud services and the increase in demand for work-at-home, business continuity, and remote access to services and data.
We are present in three key cloud marketplaces, Amazon Web Services ("AWS"), Azure and Google, that enable customers to easily deploy licenses acquired through multiple channels, quickly acquire new services and software, and expand as their needs grow. We provide both public and private options to drive customer and partner success.
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
Our corporate marketing organization provides an integrated global approach to sales and industry event support, digital and social marketing, sales enablement tools and collateral, advertising, direct mail, industry analyst relations and public relations coverage to market our solutions. Our efforts in marketing are focused on generating leads for our sales organization and our indirect channels to acquire net new accounts and expand our presence with existing customers, as well as building general brand awareness in the market. Our partner development organization actively supports our partners to improve their commitment and capabilities with Citrix solutions. Our customer sales organization consists of field-based sales engineers and corporate sales professionals who work directly with our largest customers, and coordinate integration services provided by our partners. Additional sales personnel, working in central locations and in the field, provide support including recruitment of prospective partners and technical training with respect to our solutions.
In fiscal year 2020, 2019 and 2018, one distributor accounted for 17%, 15% and 14% respectively, of our total net revenues. The Company's arrangements with the distributor consist of several non-exclusive, independently negotiated agreements with its respective subsidiaries, each of which covers different countries or regions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding our revenue recognition policy.
International revenues (sales outside the United States) accounted for 50.5% of our net revenues for the year ended December 31, 2020, 48.2% of our net revenues for the year ended December 31, 2019, and 47.0% of our net revenues for the year ended December 31, 2018. For detailed information on our international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.
Segment Revenue
We operate under one reportable segment. For additional information, see Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.
Operations
For our cloud-based solutions, we use a combination of co-located hosting facilities and increasingly use Microsoft Azure and AWS as well as other infrastructure-as-a-service providers. For our App Delivery and Security products, we use independent contractors to provide a redundant source of manufacture and assembly capabilities. Independent contractors provide us with the flexibility needed to meet our product quality and delivery requirements. We have manufacturing relationships that we enter into in the ordinary course of business, primarily with Flextronics, under which we have subcontracted the majority of our hardware manufacturing activity, generally on a purchase order basis. These third-party contract manufacturers also provide final test, warehousing and shipping services. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. Our contract manufacturers produce our products based on forecasted demand for our solutions. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. We dual-source our components; however, in some instances, those sources may be located in the same geographic area. Accordingly, if a natural disaster occurs in one of those areas, we may need to seek additional sources. Products are then shipped to our distributors, VARs or end-users. If the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for products ordered to meet our forecast or customer orders. In 2020, we did not experience any material difficulties or significant delays in the manufacture and assembly of our products.
While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. Backlog includes the aggregate amounts we expect to recognize as point-in-time revenue in the following quarter associated with contractually committed amounts for on-premise subscription software licenses, as well as confirmed product license orders that have not shipped and are unfulfilled. As of December 31, 2020 and 2019, the amount of backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
We believe that our fourth quarter revenues and expenses are affected by a number of seasonal factors, including the lapse of many corporations' fiscal year budgets and an increase in amounts paid pursuant to our sales compensation plans due to compensation plan accelerators that are often triggered in the fourth quarter. We believe that these seasonal factors are common within our industry. Historically, our revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. We expect this trend to continue through the first quarter of 2021. However, during the three months ended March 31, 2020, this trend was impacted by the COVID-19 pandemic, and our revenues in the first quarter of 2020 were higher than in the fourth quarter of 2019 due to our decision to make limited use Workspace licenses of Citrix Workspace available in the form of shorter-duration, discounted on-premises term offerings to quickly help our customers with their immediate business needs. In addition, our European operations usually generate lower revenues in the summer months because of the generally reduced economic activity in Europe during the summer. This seasonal factor also typically results in higher fourth quarter revenues on a sequential basis.
Competition
We sell our solutions in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. As the markets for our solutions and services continue to develop, additional companies, including those with significant market presence in the computer appliances, software, cloud services and App Delivery and Security industries, could enter the markets in which we compete and further intensify competition. In addition, we believe price competition could become a more significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See our “Technology Relationships” discussion above and “Risk Factors” below.
Workspace
Our primary competitors for various components of and services delivered through our Workspace offering include VMware, Okta, Box, Dropbox, AWS, Nutanix, MobileIron and Microsoft. We believe Citrix Workspace and our services, including Citrix Virtual Apps and Desktops, Citrix Endpoint Management and Citrix Content and Collaboration, are differentiated by the completeness of the offerings, and the advanced technology and end-user experience, as compared to competitive offerings by VMware, AWS, Microsoft, Nutanix, AirWatch by VMware, MobileIron, Blackberry, Dropbox, Box, and others.
App Delivery and Security
Our Citrix ADC hardware products compete in traditional data-center-deployed application environments against other established competitors, including F5 Networks, Radware, A10 Networks and Cisco. In addition, for cloud-integrated and software-centric use cases, large cloud providers, such as AWS and Microsoft Azure, provide customers with competitive ADC solutions built into their public cloud platforms. We continue to expand our open source integrations with leading companies to enhance feature capability and invest in go-to-market resources to market Citrix ADC to our existing customer base and new potential customers.
Technology and Intellectual Property
We believe that innovation is a core Citrix competency. Our success is dependent upon our solutions, which are based on intellectual property and core proprietary and open source technologies. These technologies include innovations that optimize the end-to-end user experience, through cloud-managed workspaces and analytics, in virtual desktop and virtual application environments, and enhance App Delivery and Security capabilities to deliver a holistic and secure content collaboration and mobile computing experience.
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
Our People
Citrix solutions enable a better way to work and embrace the power of human difference, and we are guided by our core values of Integrity, Respect, Curiosity, Courage and Unity. As of December 31, 2020, we had approximately 9,000 employees, of which approximately 46% were in the United States and 54% were in our international locations. We have a broad base of diverse talent in more than 40 countries and we believe that attracting, developing and retaining the best talent is critical to our success and achievement of our strategic objectives. Our voluntary attrition rate was approximately 8% during fiscal year 2020, which is lower than our historical attrition rate. This lower attrition rate is in part due to the COVID-19 pandemic, which we believe has led to fewer people leaving their jobs during 2020.
We encourage you to review our Sustainability Report under the headings “Talent” and “Social Equality” for more detailed information regarding our human capital programs and initiatives. Nothing in our Sustainability Report shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Leadership and Governance
Our Executive Vice President and Chief People Officer is responsible for developing and executing the company’s human capital strategy. This includes directing our global policies and programs for leadership and talent development, compensation, benefits, staffing and workforce planning, human resources systems, skills training and organizational development, workplace strategies, and global sourcing and indirect procurement, and ensuring effective and efficient internal company operations. Our Chief People Officer is responsible for developing and integrating our diversity, inclusion and belonging priorities and strategy, and we have a dedicated team of people with executive leadership participation to implement such strategies.
Our Compensation Committee oversees our company-wide compensation programs and practices, and our Chief Executive Officer and President and Chief People Officer regularly update our Board of Directors and the Compensation Committee on human capital matters.
Compensation and Benefits
Our team is global, and we offer competitive and meaningful compensation and benefits programs that meet the diverse needs of our employees, while also reflecting local market practices. In addition to competitive salaries and bonuses, we offer a robust employment total rewards package that promotes employee well-being and includes retirement planning, health care, extended parental leave, paid time off, and appreciation events for employees. For example, we offer paid leave of up to 18 weeks for all new parents (moms, dads and partners) to care for a newborn or newly adopted child. This paid leave is in addition to the nine paid holidays and other paid time-off from Citrix for family-focused time.
Equity-based compensation is also a key component in attracting, retaining and motivating our employees. We grant equity-based compensation to a significant portion of our employees. We also provide the opportunity for equity ownership through our employee stock purchase plan.
Additionally, we offer benefits to support our employees’ physical and mental health by providing tools and resources to help them improve or maintain their health and encourage healthy behaviors.

Growth, Development and Engagement
At Citrix, we have a strong focus on career development and building the capabilities of our team members. We invest in our employees by offering a wide range of development opportunities that promote learning and growth, including five highly interactive core leadership programs geared towards different career stages, various mentoring and coaching programs, a large library of on-demand, virtual and in-person courses that support professional and technical skills development and our tuition reimbursement program. We also believe in building organizational capability through practicing a growth mindset and continuously listening to our employees in order to create desirable employee experiences. We survey our employees frequently, providing managers and teams with highly actionable data that allows us to focus on making improvements in areas that have the largest impact on engagement and team success.
Diversity, Inclusion and Belonging
Diversity, inclusion and belonging have long been a part of our culture, and we work to continually expand our diversity, inclusion and belonging initiatives. We have an employee-run committee focused on diversity, inclusion and belonging initiatives, and our diversity, inclusion and belonging initiatives are supported by our executive leadership team. For example, we recently expanded global parental leave benefits, gender pay equity initiatives and diversity-focused scholarships and programs to support underrepresented minorities, veterans and disabled workers. In 2019, we launched “Cultivating a Culture of Belonging” for our employees, a learning series to explore our own identities, share best practices and offer support as we champion inclusiveness and belonging across the enterprise. The program helps employees encourage an inclusive work environment and learn which factors foster diversity in the workplace.
Our employee resource groups (ERGs) support underrepresented groups of employees and are an important component of our diversity, inclusion and belonging efforts, addressing topics like career development, mentoring, recruiting and interviewing candidates, advocacy and networking. As of December 31, 2020, we had ten ERGs with 29 chapters across nine offices in seven countries.
Also, in 2020, we launched a racial equity strategy with the objectives of supporting black students and businesses, modifying our people processes to promote racial equity, transparently sharing data as we progress on our journey, and personal learning about systemic racism. We are committed to listening, learning, and making sustainable change to stand against racism, bias and violence.
COVID-19 Response
During the COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families. A large majority of our workforce worked remotely and successfully throughout most of 2020. For offices that re-opened, we leveraged the advice and recommendations of medical experts to implement new protocols to ensure the safety of our employees, including face coverings, temperature checks, health certifications, social distancing and capacity limits. We supported our employees through programs and benefits provided throughout the year, pivoting all of our people programs and practices to enable business continuity in the current environment. For example, we provided a $1,000 stipend to all employees, globally, below the vice president level to support them as they transitioned to a work-from-home environment. We also extended paid time-off and sick leave benefits for employees directly impacted by COVID-19.
Importantly, our response to the COVID-19 pandemic reflects our belief that work is a measure of output and accomplishment—not a place—and flexible work means people are most productive when they match their work environment to the outcomes they are trying to deliver. Our success in implementing this work philosophy during the pandemic has driven an evolution in our flexible work approach. Starting in 2021, time in the office will no longer be prescribed, and individuals and teams are empowered to determine how they work best, based on their role, while being accountable for achieving individual and team outcomes.
Available Information
Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A. RISK FACTORS
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
The expansion of cloud-based solutions (as opposed to traditional on-premises delivery of our products) and our efforts to transition our customers from on-premise to the cloud, including the pace of that transition, has and will introduce a number of risks and uncertainties unique to such a shift in delivery, which could adversely affect our business, results of operations and financial condition.
Expansion of our cloud-based solutions has required, and may continue to require, a considerable investment in resources, including technical, financial, legal, sales, information technology and operational systems. Additionally, market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, service availability, reliability, availability of tools to automate cloud migration, scalability, integration with public cloud platforms, customization, availability of qualified third-party service providers to assist customers in transitioning to our cloud-based solutions, performance, current license terms, customer preference, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations.
We may not meet our financial and strategic objectives if the pace that our customers transition to cloud-based solutions is slower than predicted. For instance, the transition of customers from our on-premises subscriptions to cloud-based offerings did not progress during the first half of 2020 at the rate we had anticipated at the beginning of the year, as many of our customers chose our on-premises subscriptions rather than migrating their Citrix Workspace deployments to our cloud-based offerings. To address the challenges in transitioning our customers to the cloud, we continue to invest in innovation and feature development, simplified cloud migration, and performance and reliability, as well as other cloud customer success and sales initiatives. There can be no assurance, however, that these initiatives will result in an increase in the transition of our customers from on-premises to our cloud-based solutions. If we are unable to transition our customers to cloud-based solutions at the pace we expect, we may experience a negative impact on our overall financial performance.
In addition, our cloud-based solutions are primarily operated through third-party cloud service providers, which we do not control and which may be subject to actual or perceived damage, interruption, vulnerabilities and other cyber-related risks. Customers of our cloud-based solutions need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service level commitments with respect to uptime. Third-party cloud providers run their own platforms that we access, and therefore, we are, vulnerable to their service interruptions. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third-party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. Such outages could lead to the triggering of our service level agreements and the issuance of credits to our cloud offering customers, which may impact our business, results of operations and financial condition. In addition, if our security, or that of any of these third-party cloud providers, is compromised, our software is unavailable or our customers are unable to use our software within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It is possible that our customers and potential customers would hold us accountable for any breach of security affecting a third-party cloud provider’s infrastructure and we may incur significant liability from those customers and from third parties with respect to any breach affecting these systems. We may not be able to recover a material portion of our liabilities to our customers and third parties from a third-party cloud provider. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases.
Our cloud-based solutions provide customers with increased visibility into the level of active use of such solutions by the customers’ employees or other end users. This enhanced visibility may adversely impact renewal rates, if enough users in a customer organization do not actively engage with our solutions.
In addition, the pace of adoption by our customers of cloud-based solutions as opposed to on-premises delivery of our products has and will introduce a number of risks unique to such a shift, including:
•we may not be able to meet customer demand or solution requirements for cloud-based solutions;
•we may incur costs at a higher than forecasted rate as we expand our cloud-based solutions thereby decreasing our gross margins;
•we may encounter customer concerns regarding changes to pricing, service availability, and security; and
•we may experience unpredictability in revenue as a result of usage fluctuations within our cloud service provider business.

Further, the success in transitioning our customers to our cloud-based solutions is dependent on our ability to effectively align, prioritize and allocate our engineering and other resources to balance the needs of maintaining our existing products, while also innovating in future products and features, and ensuring security and resiliency.
Any of the above circumstances or events may harm our business, results of operations and financial condition.
Our multi-year transition from a perpetual licenses to a subscription-based business model is subject to numerous risks and uncertainties which could have a negative impact on our business, results of operations and financial condition.
We have been transitioning to a subscription-based business model over the past several years. We discontinued broad availability of perpetual licenses for Citrix Workspace in October 2020 and a large portion of our new business has transitioned to the subscription-based model. We offer our customers the option to acquire new Citrix Workspace licenses in the form of an on-premises subscription or cloud-based subscriptions. However, we will continue to support and renew existing maintenance contracts for the foreseeable future.
As we continue to transition our customers from perpetual licenses to subscriptions, we expect an impact on the timing of revenue recognition and potential reductions in operating margin and cash flows. Because subscription revenue related to our cloud-based solutions is typically recognized over time, we expect to continue to experience a near-term reduction in revenue and revenue growth as more customers move away from perpetual licenses to subscriptions. We also expect the mix shift within our App Delivery and Security business away from hardware towards software-based solutions will create pressure on reported App Delivery and Security revenue over time.
Further, while many of our subscription-based offerings involve multi-year commitments, ultimately our subscription customers may decide not to renew their subscriptions for our solutions after the expiration of the subscription term, or to renew only for a portion of our solutions or on pricing terms that are less favorable to us. Our customers’ renewal rates may decline, fluctuate, or not improve as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations and spending levels, the pricing of our solutions and the availability of competing solutions. If our customers do not renew their subscriptions for our solutions, demand pricing or other concessions prior to renewal, or if our renewal rates fluctuate or decline, our total bookings and revenue will fluctuate or decline, and our business and financial results will be negatively affected.
In addition, the metrics we use to gauge the status of our business may evolve over the course of the transition as significant trends emerge. For example, we began reporting annualized recurring revenue in the second quarter of 2019 as a key performance indicator of the health and trajectory of our business. We believe that annualized recurring revenue represents the pace of our transition and serves as a leading indicator of revenue trends. Further, we continue to evaluate the metrics and key performance indicators that we use to measure our business internally and those that we provide as external disclosures, and there can be no guarantees that the metrics and key performance indicators that we use internally or disclose externally will prove successful in helping us manage our business or understand important trends. The transition to a subscription-based business model also means that our historical results, especially those achieved before we began the transition, may be difficult to compare to our future results. As a result, investors and financial analysts may have difficulty understanding the shift in our business model, resulting in changes in financial estimates or failure to meet investor expectations. Moreover, we forecast our future revenue and operating results and provide financial projections based on a number of assumptions, including a forecasted rate of subscription bookings, as well as the mix within subscription of on-premise versus cloud. If any of our assumptions about our business model transition or the estimated mix within subscription of on-premise versus cloud are incorrect, our revenue and operating results may be impacted and could vary materially from those we provide as guidance or from those anticipated by investors and analysts. If we are unable to navigate our transition in light of the foregoing risks and uncertainties, our business, results of operations and financial condition could be negatively impacted.
A significant portion of our revenues historically has come from our Application Virtualization and VDI solutions and our App Delivery and Security products, and decreases in sales for these solutions could adversely affect our results of operations and financial condition.
A significant portion of our revenues has historically come from our Application Virtualization and VDI solutions and App Delivery and Security products. We continue to anticipate that sales of these solutions and products and related enhancements and upgrades will constitute a majority of our revenue for the near future. Declines and variability in sales of certain of these solutions and products could occur as a result of:
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
•failure of our technology to advance our customers’ energy efficiency and greenhouse gas emissions goals;
•dissatisfied customers; or
•lack of commercial success of our technology relationships.
We have experienced increased competition in the Application Virtualization and VDI business from directly competing solutions, alternative products and products on new platforms. For example, AWS and VMware both provide offerings that compete with our solutions, among numerous other competitors. Also, there continues to be an increase in the number of alternatives to Windows operating system powered desktops, in particular mobile devices such as Chromebooks, smartphones and tablets. Users may increasingly turn to these devices to perform functions that would have been traditionally performed on desktops and laptops, which in turn may reduce the market for our Application Virtualization and VDI solutions. Further, increased use of certain SaaS applications may result in customers relying less on Windows applications. If sales of our Application Virtualization and VDI solutions decline as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected.
Similarly, we have experienced increased competition for our App Delivery and Security products, including our core Citrix ADC solution. For example, there are an increasing number of alternatives to traditional ADC hardware solutions, enabling our customers to build internal solutions, rely on open source technology or leverage software and cloud-based offerings. In addition, our App Delivery and Security business generates a substantial portion of its revenues from a limited number of customers with uneven and declining purchasing patterns. As a result, the potential for declining sales within our App Delivery and Security business may not be offset by gains in our other businesses, which could result in our operations and financial condition being adversely affected.
If our Workspace strategy is not successful in addressing our customers’ evolving needs beyond traditional Application Virtualization and VDI solutions or we face substantial technological or implementation challenges with our Workspace offerings, we may be unable to expand our user base and our financial performance could be adversely impacted.
Our success depends on customer and user adoption of our newer products and services. Increased adoption will depend on our ability to deliver a Workspace platform that provides value and use cases beyond traditional Application Virtualization and VDI solutions. The market for solutions that meet our customers’ needs in accessing and organizing their work in a secure way is evolving and dynamic.
Further, our growth strategy with respect to our Workspace offerings includes expanding the use of our platform through integrations with a variety of network, hardware and software systems, including human resource information and enterprise resource planning and customer relationship management systems, including through the interaction of application programming interfaces (APIs). While we have established relationships with providers of complementary technology offerings and software integrations, we may be unsuccessful in maintaining relationships with these providers or establishing relationships with new providers. Third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us; change their features or platforms; restrict our access to their applications and platforms; or alter the terms governing use of and access to their applications and APIs in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, which could negatively impact our offerings and harm our business. Further, we recently have undertaken efforts to build a developer community around our Workspace platform. However, our developer community is new and it remains unclear if it will successfully generate third-party developer interest in creating new integrations or additional uses for our services.
Delivering our new solutions and our Workspace vision presents technological and implementation challenges, and may fail to meet our customers' needs. Significant investments continue to be required to develop or acquire solutions to address those challenges. To the extent that our newer products and services are adopted more slowly or are displaced by competitive solutions offered by other companies, our revenue growth rates may slow materially or our revenue may decline substantially, we may fail to realize returns on our investments in new initiatives and our operating results could be materially adversely affected.

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
We expect to continue to face additional competition as new participants enter our markets and as our current competitors seek to increase market share. Further, we may see new and increased competition in different geographic regions. The generally low barriers to entry in certain of our businesses increase the potential for challenges from new industry competitors, whether small and medium-sized businesses or larger, more established companies. Smaller companies new to our market may have more flexibility to develop on more agile platforms and have greater ability to adapt their strategies and cost structures, which may give them a competitive advantage with our current or prospective customers. We may also experience increased competition from new types of solutions as the options for Workspace and App Delivery and Security offerings increase. Further, as our industry evolves and if our company grows, companies with which we have strategic alliances may become competitors in other product areas, or our current competitors may enter into new strategic relationships with new or existing competitors, all of which may further increase the competitive pressures we face.
In addition, the industry has been volatile and there has been a trend toward industry consolidation in our markets for several years. We expect companies will attempt to strengthen or hold their market positions in an evolving and volatile industry. For example, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had previously offered. Additionally, as IT companies attempt to strengthen or maintain their market positions in the evolving digital workspace services, networking and data sharing markets, these companies continue to seek to deliver comprehensive IT solutions to end users and combine enterprise-level hardware and software solutions that may compete with our Workspace and App Delivery and Security solutions. These consolidators or potential consolidators may have significantly greater financial, technical and other resources and brand loyalty than we do, and may be better positioned to acquire and offer complementary solutions and services. The companies resulting from these possible combinations may create more compelling solution and service offerings and be able to offer greater pricing flexibility or sales and marketing support for such offerings than we can. These heightened competitive pressures could result in a loss of customers or a reduction in our revenues or revenue growth rates, all of which could adversely affect our business, results of operations and financial condition.
Refer to Part I, Item 1 “Business” included in this Annual Report on Form 10-K for the year ended December 31, 2020 for a description of our competition.
Actual or perceived security vulnerabilities in our products and services or cyberattacks on our services infrastructure or corporate networks could have a material adverse impact on our business, results of operations and financial condition.
Use of our products and services has and may involve the transmission and/or storage of data, including in certain instances our own and our customers' and other parties’ business, financial and personal data. As we continue to evolve our products and features, we expect to host, transmit or otherwise have access to increasing amounts of potentially sensitive data. For example, we have recently added, and expect to continue to add, intelligence features to our Workspace offering that involve connections into a customer’s systems and applications, including enterprise resource planning and human resource management tools. Maintaining the security of our products, computer networks and data storage resources is important and service vulnerabilities could result in loss of and/or unauthorized access to confidential information. We have in the past, and may in the future, discover vulnerabilities in our products or underlying technology, which could expose our reputation, our operations and our customers to risk. In addition, to the extent we are diverting our resources to address and mitigate these vulnerabilities, it may hinder our ability to deliver and support our products and customers in a timely manner. For example, in December 2019, we discovered a vulnerability in our Citrix Application Delivery Controller, Citrix Gateway and certain deployments of Citrix SD-WAN that would have allowed an unauthenticated attacker to perform arbitrary code execution. In response, we published a security advisory with detailed mitigations designed to stop a potential attack across all known scenarios and also developed and made available fixes to address this vulnerability, and such efforts required significant investment of resources across the company.
As a more general matter, unauthorized parties may attempt to misappropriate, alter, disclose, delete or otherwise compromise our confidential information or that of our employees, partners, customers or their end users, create system disruptions, product or service vulnerabilities or cause shutdowns. These unauthorized parties are becoming increasingly sophisticated, particularly those funded by or acting as formal or informal representatives of, or acting in conjunction with, nation states. Perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that directly or indirectly attack our products, services, infrastructure (including third-party cloud service providers - such as Microsoft Azure, AWS and Google Cloud Platform - upon which we rely), third-party software and applications that we deploy in our internal network. Because techniques used by these perpetrators to sabotage or obtain unauthorized access to our systems change frequently and sometimes are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Despite our efforts to build secure services, we can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security compromises. Like many enterprises, we experience attempted attacks on our network and services, and certain of those attacks have resulted in successful unauthorized access to our networks and services, including a “password spraying” attack in 2019 and a “credential stuffing” attack in 2018.
These misappropriations, cyberattacks or any other compromises of our security measures (or those of one of our customers) as a result of third-party action, malware, employee error, vulnerabilities, theft, malfeasance or otherwise could result in (among other consequences):
•loss or destruction of customer, employee, partner and other Citrix intellectual property or business data;
•disruptions in the operation of our business, such as interruption in the delivery of our cloud and other services;
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
•regulatory enforcement action in the United States at both the federal and state level (such as by the Federal Trade Commission and/or state attorneys general) or globally under the growing number of data protection legal regimes, including without limitation the General Data Protection Regulation, or GDPR, and the California Consumer Privacy Act, or CCPA, or other similar federal, state or local laws, which could result in significant fines and/or penalties or other sanctions and which would cause us to incur legal fees and costs;
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
The effects of the COVID-19 pandemic are uncertain and could adversely affect our business, results of operations, financial condition and cash flows, and such effects will depend on future developments.
The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, the severity of the disease and outbreak, the impact of new strains of the virus, effectiveness and availability of a vaccine, future and ongoing actions that may be taken by governmental authorities, the impact on the businesses of our customers and partners, and the length of its impact on the global economy, which are uncertain and are difficult to predict at this time. The potential effects of the COVID-19 pandemic, each of which could adversely affect our business, results of operations, financial condition and cash flows, include:
• the rate of IT spending and the ability of our customers to purchase our offerings could be adversely impacted. Further, the impact of the COVID-19 pandemic could delay prospective customers’ purchasing decisions and cause them to become less inclined to trade-up from existing solutions, impact customers’ pricing expectations for our offerings, lengthen payment terms, reduce the value or duration of their subscription contracts, or adversely impact renewal rates;
• we could experience disruptions in our operations as a result of continued office closures, risks associated with our employees working remotely, a significant portion of our workforce suffering illness and travel restrictions. Starting in early 2020, we temporarily closed Citrix offices, instituted a global remote work mandate and instituted significant travel restrictions. While we have begun to re-open some of our offices, the vast majority of our employees continue to work remotely and for our offices that have begun to re-open, we have implemented significant new safety protocols, which may limit the effectiveness and productivity of our employees;
• we may be unable to collect amounts due on billed and unbilled revenue if our customers or partners delay payment or fail to pay us under the terms of our agreements as a result of the impact of the COVID-19 pandemic on their businesses, including their seeking bankruptcy protection or other similar relief. As a result, our cash flows could be adversely impacted, which could affect our ability to fund future product development and acquisitions or return capital to shareholders. Further, our ability to obtain outside financing or raise additional capital may be limited as a result of volatility in the financial markets during and following the COVID-19 pandemic;
• if we do not generate sufficient cash flow or our financial condition deteriorates, we may be unable to service our debt arrangements or comply with the covenants set forth in our debt arrangements;
• we may experience disruptions or delays to our supply chain or fulfillment and delivery operations as a result of the COVID-19 pandemic. For example, we rely on a concentrated number of third-party suppliers and delivery vendors for our App Delivery and Security products, and may experience disruptions from the temporary closure of third-party supplier and manufacturer facilities, interruptions in product supply, restrictions on export or shipment or disruptions in product fulfillment due to closure or delays of our delivery vendors;
• our marketing effectiveness and demand generation efforts may be impacted due to the cancelling of customer events or shifting events to virtual-only experiences. For example, we made the decision to replace our largest annual customer and partner event, Synergy, with a series of virtual-only events. We may need to postpone or cancel other customer, employee or industry events or other marketing initiatives in the future;
• our business is dependent on attracting and retaining highly skilled employees, and our ability to attract and retain such employees may be adversely impacted by intensified restrictions on travel, immigration, or the availability of work visas during the COVID-19 pandemic;
• increased cyber incidents during the COVID-19 pandemic and our increased reliance on a remote workforce could increase our exposure to potential cybersecurity breaches and attacks; and/or
• our results of operations are subject to fluctuations in foreign currency exchange rates, which risks may be heightened due to increased volatility of foreign currency exchange rates as a result of COVID-19.
Further, our forecasted revenue, operating results and cash flows could vary materially from those we provide as guidance or from those anticipated by investors and analysts if the assumptions on which we base our financial projections are inaccurate as a result of the unpredictability of the impact that the COVID-19 pandemic will have on our businesses, our customers’ and partners’ businesses and the global markets and economy or we make changes to our licensing programs or payment terms in connection with COVID-19. For example, we experienced increased demand for our solutions in the first half of 2020 primarily as a result of our decision to make limited use Workspace licenses of Citrix Workspace available in the form of shorter-duration, discounted on-premises term offerings in response to the COVID-19 pandemic. However, the transition of customers from on-premises subscriptions to cloud-based offerings did not progress during the first half of 2020 at the rate we had anticipated at the beginning of the year, as many of our customers chose on-premises subscriptions rather than migrating their Citrix Workspace deployments to cloud-based subscriptions, which we believe was primarily a consequence of our customers’ priorities in light of the early phases of the pandemic. While this global health crisis may cause companies and their employees to change the way they think about remote work over the longer-term, demand for our products may decrease as a vaccine becomes widely available and social distancing restrictions abate. As a result, the revenue growth of any prior quarterly or annual period is not an indication of our future performance.
In the aftermath of the pandemic, we are preparing for the likelihood that an increasing number of our employees may continue to work remotely, and may not require physical office space in order to perform their work. If so, we may reduce our physical office space requirements resulting in the possibility of additional near-term expense and accounting charges.

To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows, it may also heighten many of the other risks described in this “Risk Factor” Section.
Our business could be adversely impacted by conditions affecting the information technology market in which we operate.
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
U.S. economic forecasts for the IT sector are uncertain and continue to highlight an industry in transition from legacy platforms to mobile, cloud, data analytics and social solutions. If our current and prospective customers cut costs, they may significantly reduce their IT expenditures. Additionally, if our current and prospective customers shift their IT spending more rapidly towards newer technologies and solutions as mobile, cloud, data analytics and social platforms evolve, the demand for our solutions and services most aligned with legacy platforms (such as our desktop virtualization solutions) could decrease. Fluctuations in the demand for our solutions and services could have a material adverse effect on our business, results of operations and financial condition.
Regulation of privacy and data security may adversely affect sales of our products and services and result in increased compliance costs.
There has been, and we believe that there will continue to be, increased regulation with respect to the collection, use and handling of personal, financial, government and other information. An increasing number of regulatory authorities in the United States and around the world have recently passed or are currently considering a number of legislative and regulatory proposals concerning data protection, privacy and data security. This includes the California Consumer Privacy Act, or CCPA, which came into effect in January 2020, the GDPR, which is a European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights that became effective in May 2018, and the U.S. Department of Defense Cybersecurity Maturity Model Certification framework. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The GDPR provides significant penalties for non-compliance (up to 4% of global revenue). European data protection authorities have already imposed fines for GDPR violations up to, in some cases, hundreds of millions of Euros. Many states in the United States are also considering their own privacy laws that, in the absence of a preemptive Federal privacy law, could impose burdensome and conflicting requirements. The interpretation and application of consumer and data protection laws, as well as cybersecurity requirements, and industry standards in the United States, Europe and elsewhere can be uncertain and currently is in flux. Cloud-based solutions may be subject to further regulation, including data localization requirements and other restrictions concerning international transfer of data, the operational and cost impact of which cannot be fully known at this time. In addition to the possibility of fines, application of these existing laws in a manner inconsistent with our data and privacy practices could result in an order requiring that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial implementation and compliance costs and/or require us to change our business practices in a manner adverse to our business. Also, any new law or regulation, or interpretation of existing law or regulation, imposing greater fees or taxes or restriction on the collection, use or transfer of information or data internationally or over the Web, could result in a decline in the use and adversely affect sales of our solutions and our results of operations. Finally, as a technology vendor, our customers and regulators will expect that we can demonstrate compliance with current data privacy and security regulations as well as our privacy policies and the information we make available to our customers and the public about our data handling practices, and our inability to do so may adversely impact sales of our solutions and services to certain customers, particularly customers in highly-regulated industries, and could result in regulatory actions, fines, legal proceedings and negatively impact our brand, reputation and our business.

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
•our customers are typically large and medium-sized organizations that carefully research their technology needs and the many potential projects prior to making capital expenditures for software infrastructure; and
•before making a purchase, our potential customers usually must get approvals from various levels of decision makers within their organizations, and this process can be lengthy.
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
We anticipate that sales and renewals of our support solutions will continue to constitute a substantial portion of our deferred revenue. Our ability to continue to generate both recognized and deferred revenue from our support solutions will depend on our customers continuing to perceive value in automatic delivery of our software upgrades and enhancements. The discontinued broad availability of perpetual licenses for Citrix Workspace in October 2020 resulted in the loss of future opportunities to sell support solutions. Additionally, a decrease in demand for our support solutions could occur as a result of a decrease in demand for our Workspace and App Delivery and Security solutions or transition to our subscription-based solutions. If our customers do not continue to purchase our support solutions, our deferred revenue would decrease significantly and our results of operations and financial condition would be adversely affected.
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
We are in the process of diversifying our base of channel relationships by adding and training more channel partners with abilities to reach larger enterprise customers and additional mid-market customers and to sell our newer solutions and services. We are also in the process of building relationships with new types of channel partners, such as systems integrators and service providers. In addition to this diversification of our partner base, we will need to maintain a healthy mix of channel members who service smaller customers. We may need to add and remove distribution partners to maintain customer satisfaction, support a steady adoption rate of our solutions, and align with our transition to a subscription-based business model, which could increase our operating expenses, credit risk, and adversely impact our go-to-market effectiveness. In addition, our newer Workspace offerings may require additional technical capabilities to efficiently implement our solutions, and there is no guarantee we will be able to find a sufficient number of capable partners who can support these efforts. We also bear the risk that our existing or newer channel partners will fail to comply with US or international anti-corruption or anti-competition laws, in which case we might be fined or otherwise penalized as a result of the agency relationship with such partners. We are currently investing, and intend to continue to invest, significant resources to develop these channel relationships, which could adversely impact our results of operations if such channels do not result in increased revenues.
Our App Delivery and Security business could suffer if there are any interruptions or delays in the supply of hardware or hardware components from our third-party sources.
We rely on a concentrated number of third-party suppliers, who provide hardware or hardware components for our App Delivery and Security products, and contract manufacturers. If we are required to change suppliers, there could be a delay in the supply of our hardware or hardware components and our ability to meet the demands of our customers could be adversely affected, which could cause the loss of App Delivery and Security sales and existing or potential customers and delayed revenue recognition all of which could adversely affect our results of operations. While we have not, to date, experienced any material difficulties or delays in the manufacture and assembly of our App Delivery and Security products, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, or the need to implement costly or time-consuming protocols to comply with applicable regulations (including regulations related to conflict minerals), equipment malfunction, natural disasters and environmental factors, any of which could delay or impede their ability to meet our demand.
In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining a diverse, global population of highly-skilled engineering, technical and security professionals, and managerial, sales and services, finance and marketing personnel are critical to our future, and global competition for experienced and diverse employees can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened or we would otherwise need to increase our use of cash-based compensation and awards to achieve the same attraction, retention and motivation benefits. In order to attract and retain executives and other key employees in a competitive marketplace, we must also provide a diverse and inclusive environment, and offer benefits to support our employees’ physical and mental health. Our inability to do so may limit our effectiveness in attracting, retaining and motivating our executives and key employees. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Competition for qualified personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of solutions in our industry. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring may harm our business and results of operations.
Effective succession planning is also important to our long-term success. We have experienced significant changes in our senior management team over the past several years, including the appointments of Mark Schmitz as our Executive Vice President and Chief Operating Officer in 2019, Arlen R. Shenkman as our Executive Vice President and Chief Financial Officer in 2019, Sridhar Mullapudi as our Executive Vice President, Product Management in 2020, Hector Lima as our Executive Vice President, Customer Experience in 2020, and Woong Joseph Kim as our Executive Vice President and Chief Technology Officer in 2020. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations.
Our international presence subjects us to additional risks that could harm our business.
We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2020, we derived 50.5% of our net revenues from sales outside the United States. Potential growth and profitability could require us to further expand our international operations. To successfully maintain and expand international sales, we may need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could adversely affect the results of our international operations. These risks include:
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
•the impact of the COVID-19 pandemic internationally and related legal restrictions imposed in foreign nations;
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

Additionally, an increasing number of jurisdictions are imposing data localization laws, which require personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. These regulations may deter customers from using cloud-based services such as ours, and may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs. Specifically, we operate in Russia where there is a local residency requirement for personal data. We do not own or operate servers in Russia. As such, to-date, we have not offered our cloud-based offerings in Russia. Further, if we complete our acquisition of Wrike, our employee presence in Russia will increase, thereby adding to our exposure to certain of the risks identified herein, including risks related to the political, security and policy uncertainty between the United States and Russia.
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
We are also monitoring developments related to the decision by the British government to leave the European Union (EU) following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU (often referred to as “Brexit”), which could have implications for our business. The United Kingdom ceased to be a member state of the EU on January 31, 2020, and the transition period provided for in the withdrawal agreement entered into by the United Kingdom and the EU ended on December 31, 2020. Brexit could lead to economic and legal uncertainty, including volatility in global stock markets and currency exchange rates, and increasingly divergent laws, regulations and licensing requirements. Any of these effects of Brexit, among others, could adversely affect our operations and financial results.
Our success depends, in part, on our ability to anticipate and address these risks. We cannot guarantee that these or other factors will not adversely affect our business or results of operations.
Adverse changes in global economic conditions could adversely affect our operating results.
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
We have in the past addressed, and may continue to address, the development of new solutions and services and enhancements to existing solutions and services through acquisitions of other companies, product lines and/or technologies. For example, on January 16, 2021, we entered into a definitive agreement to acquire Wrike, a SaaS collaborative work management solution company. Completion of the acquisition of Wrike is subject to various regulatory approvals and closing conditions. No assurance can be given that the required approvals will be obtained or that the required conditions to closing will be satisfied. Any delay in completing the merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits of the merger. Refer to Part I, Item 1 “Business” and Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for a description of our pending acquisition of Wrike.

Acquisitions, including those of high-technology companies, such as Wrike, are inherently risky. We cannot provide any assurance that any of our acquisitions or future acquisitions will be successful in helping us reach our financial and strategic goals. The risks we commonly encounter in undertaking, managing and integrating acquisitions, including Wrike, are:
•an uncertain revenue and earnings stream from the acquired company, which could dilute our earnings;
•difficulties and delays integrating the personnel, operations, technologies, solutions and systems of the acquired companies;
•difficulties operating acquired companies as a stand-alone business, if desired, to further our objectives and strategy;
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
•potential difficulties integrating the acquired solutions and services into our sales channel or challenges selling acquired products;
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
•incurring a significant amount of debt to finance an acquisition, which would increase our debt service requirements, expense and leverage;
•issuing shares of our stock, which may be dilutive to our stockholders;
•issuing equity awards to, or assuming existing equity awards of, acquired employees, which may more rapidly deplete share reserves available under our shareholder-approved equity incentive plans;
•intellectual property claims or disputes; and
•litigation arising from the transaction.
Our failure to successfully integrate acquired companies due to these or other factors could have a material adverse effect on our business, results of operations and financial condition. In addition, if we fail to identify and successfully complete and integrate transactions, or successfully operate acquired companies on a stand-alone basis, that further our strategic objectives, we may be required to expend resources to develop products, services and technology internally, which may put us at a competitive disadvantage. For example, with respect to the pending acquisition of Wrike, we may not be able to accelerate our strategy and cloud transition, enhance our growth or accelerate Wrike’s growth expectations, provide complementary solutions that are purchased by our or Wrike’s customers, reach new users and expand our customer base, compete effectively in Wrike's markets, or realize other expected benefits of the merger if we are unable to successfully integrate and operate Wrike if the acquisition is completed.
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
We have several strategic and technology relationships with large and complex organizations, such as Microsoft, Google and other companies with which we work to offer complementary solutions and services. We depend on the companies with which we have strategic relationships to successfully test our solutions, to incorporate our technology into their products and to market and sell those solutions. There can be no assurance we will realize the expected benefits from these strategic relationships or that they will continue in the future. If successful, these relationships may be mutually beneficial and result in industry growth. However, such relationships carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic relationship and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development, reduced sales or other operational difficulties and our business, results of operations and financial condition could be materially adversely affected.
RISKS RELATED TO INTELLECTUAL PROPERTY AND BRAND RECOGNITION
Our efforts to protect our intellectual property may not be successful, which could materially and adversely affect our business.
We rely primarily on a combination of copyright, trademark, patent and trade secret laws, confidentiality procedures and contractual provisions to protect our source code, innovations and other intellectual property, all of which offer only limited protection. The loss of any material trade secret, trademark, tradename, patent or copyright could have a material adverse effect on our business. Despite our precautions, it could be possible for unauthorized third parties to infringe our intellectual property rights or steal, or misappropriate, copy, disclose or reverse engineer our proprietary information, including certain portions of our solutions or to otherwise obtain and use our proprietary source code. We have sought to protect our intellectual property through offensive litigation and may seek other avenues for enforcement or for return on our investment in our patent portfolio, which may be costly and unsuccessful and/or subject us to successful counterclaims or challenges to our intellectual property rights. In addition, our ability to monitor and control theft, misappropriation or infringement is uncertain, particularly in countries outside of the United States. If we cannot protect our intellectual property from infringement and our proprietary source code against unauthorized theft, copying, disclosure or use, we could lose market share, including as a result of unauthorized third parties’ development of solutions and technologies similar to or better than ours.
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
RISKS RELATED TO OUR LIQUIDITY, TAXATION AND CAPITAL RETURN
Servicing our debt will require a significant amount of cash, which could adversely affect our business, financial condition and results of operations. We may not have sufficient cash flow from our business to make payments on our debt or repurchase our 2027 Notes or 2030 Notes upon certain events.
As of December 31, 2020, we had aggregate indebtedness of $1.73 billion that we have incurred in connection with the issuance of our unsecured senior notes due December 1, 2027 (the “2027 Notes”), the issuance of our unsecured senior notes due March 1, 2030 (the “2030 Notes”), under the credit agreement for our unsecured revolving credit facility entered into in November 2019 (the “Credit Agreement”), and under the credit agreement for our term loan credit facility entered into in February 2020 (the “Term Loan Credit Agreement”).
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to general economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, reducing capital expenditures, restructuring debt or obtaining additional equity or debt financing on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, as applicable, will depend on the capital markets and our financial condition at such time. We may not be able to sell assets, restructure our indebtedness or obtain additional equity or debt financing on terms that are acceptable to us or at all, which could result in a default on our debt obligations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for information regarding our 2030 Notes, 2027 Notes, our Credit Agreement and our Term Loan Credit Agreement.
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
On January 16, 2021, we obtained a commitment for a senior unsecured 364-day term loan facility in an aggregate principal amount of $1.45 billion to finance the cash consideration for the acquisition of Wrike in the event that the permanent debt financing is not available on or prior to the closing of the acquisition of Wrike (the “Bridge Facility”), which Bridge Facility is subject to customary conditions in connection with the pending acquisition of Wrike. We expect to replace the Bridge Facility prior to the closing of the acquisition of Wrike with permanent financing, which may include the issuance of debt securities and/or one or more senior term loan facilities, including the 2021 Term Loan Credit Agreement, as defined below; however such permanent financing may not be available in the timeframe expected or on favorable terms.
On February 5, 2021, we entered into a term loan credit agreement (the “2021 Term Loan Credit Agreement”), which provides us with a facility to borrow a term loan on an unsecured basis in an aggregate principal amount of up to $1.00 billion (the “2021 Term Loan”). The proceeds of borrowings under the 2021 Term Loan Credit Agreement will be used to finance a portion of the purchase price to be paid in connection with the acquisition of Wrike.
Taking on additional indebtedness in connection with the Wrike acquisition, as a result of the Bridge Facility, the 2021 Term Loan Credit Agreement and/or other permanent financing, will increase the risks we now face with our current indebtedness. For example, in January 2021, we committed to a goal of maintaining our investment grade credit rating and indicated that we plan to return to historical leverage levels within 24 months. If we are unable to achieve these commitments as a result of the additional indebtedness we are expecting to incur in connection with the Wrike acquisition or otherwise, our ability to obtain additional financing or to re-finance our existing indebtedness in the future, and the terms of any such financing, could be adversely affected.
To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows as described elsewhere in this “Risk Factors” section, it may also heighten these risks related to servicing our debt.

Our portfolios of liquid securities and other investments may lose value or become impaired.
Our investment portfolio consists of agency securities, corporate securities, money market funds, government securities and commercial paper. Although we follow an established investment policy and seek to minimize the credit risk associated with investments by investing primarily in investment grade, highly liquid securities and by limiting exposure to any one issuer depending on credit quality, we cannot give assurances that the assets in our investment portfolio will not lose value, become impaired, or suffer from illiquidity.
Changes in our tax rates or our exposure to additional income tax liabilities could affect our operating results and financial condition.
Our future effective tax rates could be favorably or unfavorably affected by changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or by changes in tax laws, including changes proposed by the new Presidential administration, or their interpretation. Significant judgment is required in determining our worldwide provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by tax authorities, including the IRS. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Evolving or revised tax laws and regulations globally, including the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) and the 2019 Swiss Federal Act on Tax Reform and AHV Financing (“TRAF”), as well as any changes in the application or interpretation by the U.S. Treasury Department, the Swiss federal and cantonal authorities, and other U.S. federal and legislative bodies of these regulations may have an adverse effect on our business or on our results of operations.
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
GENERAL RISKS
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
Refer to Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for a description of our legal proceedings and contingencies.
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
Natural disasters, climate-related impacts, or other unanticipated catastrophes that result in a disruption of our operations could negatively impact our results of operations.
Our worldwide operations are dependent on our network infrastructure, internal technology systems and website. Significant portions of our computer equipment, intellectual property resources and personnel, including critical resources dedicated to research and development and administrative support functions are presently located at our corporate headquarters in Fort Lauderdale, Florida, an area of the country that is particularly prone to hurricanes, and at our various locations in California, an area of the country that is particularly prone to earthquakes and wildfires. We also have operations in various domestic and international locations that expose us to additional diverse risks. The occurrence of natural disasters, such as extreme weather, hurricanes, floods or earthquakes; pandemics, such as the COVID-19 pandemic; or other unanticipated catastrophes, such as telecommunications failures, cyberattacks, fires or terrorist attacks, at any of the locations in which we or our key partners, suppliers and customers do business, could cause interruptions in our operations. For example, hurricanes have passed through southern Florida causing extensive damage to the region. In addition, even in the absence of direct damage to our operations, large disasters, terrorist attacks, pandemics or other casualty events could have a significant impact on our partners’, suppliers’ and customers’ businesses, which in turn could result in a negative impact on our results of operations. Extensive or multiple disruptions in our operations, or our partners’, suppliers’ or customers’ businesses, due to natural disasters, pandemics, such as the COVID-19 pandemic, or other unanticipated catastrophes could have a material adverse effect on our results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2020 fiscal year that remain unresolved.
ITEM 2. PROPERTIES
We lease and sublease office space in the Americas, which is comprised of the United States, Canada and Latin America, EMEA, which is comprised of Europe, the Middle East and Africa, and APJ, which is comprised of Asia-Pacific and Japan. The following table presents the location and square footage of our leased office space as of December 31, 2020:

Square footage
Americas	777,064
EMEA	265,696
APJ	599,620
Total	1,642,380
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
ITEM 3. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 10, "Commitments and Contingencies-Legal Matters", to our consolidated financial statements in Item 8 of Part II, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock and Dividend Policy
Our common stock is currently traded on The Nasdaq Global Select Market under the symbol CTXS. As of February 1, 2021, there were 477 holders of record of our common stock.
We currently intend to retain any earnings for use in our business, for investment in acquisitions to repurchase shares of our common stock, and to pay future dividends. On October 22, 2020, we announced that our Board of Directors approved a quarterly cash dividend of $0.35 per share which was paid on December 22, 2020 to all shareholders of record as of the close of business on December 8, 2020. Additionally, on January 19, 2021, we announced that our Board of Directors approved a quarterly cash dividend of $0.37 per share. This dividend is payable on March 26, 2021 to all shareholders of record as of the close of business on March 12, 2021. Our Board of Directors will continue to review our capital allocation strategy and will determine whether to repurchase shares of our common stock and/or declare future dividends on a quarterly basis based on our financial performance, business outlook and other considerations.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Our Board of Directors has authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of our stock repurchase program is to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At December 31, 2020, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
The following table shows the monthly activity related to our repurchases of common stock for the quarter ended December 31, 2020.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
October 1, 2020 through October 31, 2020	310,561	$122.65	227,526	$687,140
November 1, 2020 through November 30, 2020	508,194	$118.40	507,425	$627,061
December 1, 2020 through December 31, 2020	56,241	$126.68	11,992	$625,561
Total	874,996	$120.44	746,943	$625,561

(1)Includes 128,053 shares withheld from restricted stock units that vested in the fourth quarter of 2020 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
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

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K for the year ended December 31, 2020, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2020	2019	2018	2017(a)(b)	2016(a)(b)
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Net revenues	$3,236,700	$3,010,564	$2,973,903	$2,824,686	$2,736,080
Cost of net revenues(c)	498,546	464,047	433,803	439,646	404,889
Gross margin	2,738,154	2,546,517	2,540,100	2,385,040	2,331,191
Operating expenses(d)	2,129,346	2,010,399	1,862,140	1,814,043	1,771,027
Income from operations	608,808	536,118	677,960	570,997	560,164
Interest income	3,108	18,280	40,030	27,808	16,686
Interest expense	(64,687)	(45,974)	(80,162)	(51,609)	(44,949)
Other income (expense), net	7,651	1,076	(8,373)	3,150	(4,131)
Income from continuing operations before income taxes	554,880	509,500	629,455	550,346	527,770
Income tax expense (benefit)	50,434	(172,313)	53,788	528,361	57,915
Income from continuing operations	504,446	681,813	575,667	21,985	469,855
(Loss) income from discontinued operations, net of income tax expense	—	—	—	(42,704)	66,257
Net income (loss)	$504,446	$681,813	$575,667	$(20,719)	$536,112
Diluted earnings (loss) per share:
Income from continuing operations	4.00	5.03	3.94	0.14	2.99
(Loss) income from discontinued operations	—	—	—	(0.27)	0.42
Diluted net earnings (loss) per share	$4.00	$5.03	$3.94	$(0.13)	$3.41
Weighted average shares outstanding - diluted	126,152	135,495	145,934	155,503	157,084

	December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Consolidated Balance Sheet Data(e)(f):
Total assets	$4,890,347	$4,388,926	$5,136,049	$5,820,176	$6,390,227
Total equity	112,143	837,656	551,519	992,461	2,608,727
(a)The selected financial data for fiscal years ended December 31, 2017 and 2016 has been adjusted to be presented on a continuing operations basis.
(b)The selected financial data for fiscal years ended December 31, 2017 and 2016 has not been adjusted under the modified retrospective method of adoption of the revenue recognition standard.
(c)Cost of net revenues includes amortization and impairment of product related intangible assets of $32.8 million, $51.3 million, $47.1 million, $65.7 million, and $55.4 million in 2020, 2019, 2018, 2017 and 2016, respectively.
(d)Operating expenses includes amortization and impairment of other intangible assets of $2.8 million, $15.9 million, $15.9 million, $17.2 million, and $15.1 million in 2020, 2019, 2018, 2017 and 2016, respectively. Operating expenses also include restructuring charges of $12.0 million, $22.2 million, $16.7 million, $72.4 million and $67.4 million in 2020, 2019, 2018, 2017 and 2016, respectively.
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
Overview
Citrix is an enterprise software company focused on helping organizations deliver a consistent and secure work experience no matter where work needs to get done — in the office, at home, or in the field. We do this by delivering a digital workspace solution that gives each employee the resources and space they need to do their best work. Our App Delivery and Security (formerly Networking) solutions, which can be consumed via hardware or software, complement our Workspace solutions by delivering the applications and data employees need across any network with security, reliability and speed.
Executive Summary
Our 2020 results reflect continued execution against our strategy – including strong demand for the Citrix Workspace and an acceleration of our customers adopting our cloud offerings to manage their workspace environments. We believe that the COVID-19 pandemic has accelerated the trends driving distributed teams and hybrid-work, emphasizing the importance of an organization’s ability to securely deliver all of the work resources employees need in one unified experience.
As we previously announced, we discontinued broad availability of perpetual licenses for Citrix Workspace beginning on October 1, 2020. Going forward, customers will have the option of acquiring new Citrix Workspace seats in the form of SaaS or on-premises subscription offerings. However, we will continue to support and renew existing maintenance contracts for the foreseeable future.
Through the first half of 2020, many customers focused on near-term business critical needs as their workforces adapted to remote work precipitated by the pandemic. As such, these customers have often chosen on-premises subscriptions rather than immediately migrating their Citrix Workspace deployments directly to the cloud. Primarily as a result of this near-term focus of customers on business critical needs and other cloud migration challenges, the transition of customers from on-premise to our cloud offerings did not progress during the first half of 2020 at the rate we had anticipated at the beginning of the year. To address the challenges in transitioning our customers to the cloud, we continue to invest in innovation and feature development, simplified cloud migration, and performance and reliability, as well as other cloud customer success initiatives. As we exited 2020, the transition of our customers to our cloud offerings had regained momentum.
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
On February 25, 2020, we issued $750.0 million of unsecured senior notes due March 1, 2030 (the “2030 Notes”). The net proceeds from this offering were approximately $738.1 million, after deducting the underwriting discount and estimated offering expenses payable by us. Net proceeds from this offering were primarily used to repay amounts outstanding under our $1.00 billion term loan credit facility (the “Term Loan Credit Agreement”).
On January 16, 2021, we entered into a definitive agreement to acquire Wrike, a leader in the SaaS collaborative work management space, for $2.25 billion in cash. We expect to fund the transaction with a combination of new debt and existing cash and investments and have obtained a commitment from JPMorgan Chase Bank, N.A. for a $1.45 billion senior unsecured 364-day bridge loan facility (the “Bridge Facility”). We expect to replace the Bridge Facility prior to the closing of the acquisition of Wrike with permanent financing, which may include the issuance of debt securities and/or one or more senior term loan facilities, including the 2021 Term Loan Credit Agreement as described below. The transaction, which has been unanimously approved by the board of directors of both Citrix and Wrike, is expected to close in the first half of 2021, subject to regulatory approvals and other customary closing conditions. Upon closing of the transaction, we expect a favorable impact to fiscal year 2021 SaaS revenues and SaaS ARR, as well as increases in cost of net revenues and operating expenses.
On February 5, 2021, we entered into a term loan credit agreement (the “2021 Term Loan Credit Agreement”), which provides us with a facility to borrow a term loan on an unsecured basis in an aggregate principal amount of up to $1.00 billion (the “2021 Term Loan”). The proceeds of borrowings under the 2021 Term Loan Credit Agreement will be used to finance a portion of the purchase price to be paid in connection with the acquisition of Wrike.
On January 19, 2021, we announced that our Board of Directors declared a dividend of $0.37 per share, an increase of $0.02, payable March 26, 2021 to all shareholders of record as of the close of business on March 12, 2021.
Impact of the COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, which continues to spread throughout the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic remains uncertain. It has disrupted the business of our customers and partners, has and will likely continue to impact our business and consolidated results of operations and could impact our financial condition in the future. While we have not incurred significant disruptions thus far from the COVID-19 pandemic, we are unable to accurately predict the full impact that the COVID-19 pandemic will have due to numerous uncertainties, including the potential emergence of new variants of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and partners and other factors identified in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We also believe that our financial resources will allow us to manage the anticipated impact of the COVID-19 pandemic on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. However, we are continuing to monitor the situation and are reviewing our preparedness plans should we begin to experience material impacts.
Impact of the COVID-19 Pandemic on our Results
To provide a flexible solution to help our customers manage through this period, in the first quarter of 2020, we created a short-term on-premises term subscription license at discounted prices. This limited-use license program was intended to help our customers manage through the shock to the system created by the pandemic. We phased out this short-term license program at the end of April 2020. The contribution from this limited-use license program was not material for the remaining three quarters of 2020.
Impact of the COVID-19 Pandemic on our Outlook and Liquidity
With respect to 2021, the broader toll the COVID-19 pandemic may take on the global economy and the slope of the economic recovery is unknown. We believe that our solutions and our business model are resilient. Longer term, we believe this global health crisis will cause companies and their employees to change the way they think about remote work. We expect business continuity and risk mitigation to rise as areas of importance in boardroom discussions and on IT priority lists. We believe a greater number of employees will expect to continue to be able to work remotely, at least some of the time, even as social distancing restrictions abate.
Cash from operations, accounts receivable and revenues could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part I, Item 1A titled “Risk Factors” of this Annual Report on Form 10-K. However, based on our current revenue outlook, we believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We have availed ourselves of certain tax deferrals allowed pursuant to the Coronavirus Aid, Relief & Economic Security ("CARES") Act in the United States and certain tax deferrals in Switzerland, and may continue to do so in the future. We are evaluating the impact of global COVID-19-related laws and proposed laws, and while there is an impact on the timing of cash flow, no material impact to our financial results is expected as a result of legislation enacted to date. In addition, while the pandemic has not materially impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets which could adversely affect our liquidity and capital resources in the future.

Other Impacts of the COVID-19 Pandemic
In March 2020, we directed our global workforce to work from home and severely limited all international and domestic travel. We have extended our paid time-off and sick leave benefits for employees directly impacted by the COVID-19 pandemic or caring for children or a member of their household impacted by the COVID-19 pandemic. We provided $1,000 per employee below the Vice President level to cover expenses related to transitioning to a work from home environment, helping support local restaurants and small businesses or charities, or lessening any other potential hardship. We also offer local employee assistance program resources if needed. Certain of our offices have re-opened and we continue to monitor developments at the local level and follow mandates as required by law. For offices that have re-opened, we have implemented new protocols to ensure the safety of our employees, including face coverings, temperature checks, social distancing and capacity limits.
In response to the COVID-19 pandemic, we held our largest customer and partner event, Synergy, as a series of virtual events, and we may deem it advisable to similarly alter, postpone or cancel additional customer, employee or industry events in the future.
We have also increased funding for corporate citizenship directed donations and created a relief recovery fund for the COVID-19 pandemic, doubled our charitable match for employee donations, continued to pay vendors no longer providing on-site services, and set up virtual volunteering opportunities.
Summary of Results
For the year ended December 31, 2020 compared to the year ended December 31, 2019, we delivered the following financial performance:
•Subscription revenue increased 71.3% to $1.11 billion;
•SaaS revenue increased 38.4% to $540.8 million;
•Product and license revenue decreased 23.8% to $444.4 million;
•Support and services revenue decreased 5.6% to $1.68 billion;
•Gross margin as a percentage of revenue remained consistent at 84.6%;
•Operating income increased 13.6% to $608.8 million;
•Diluted net income per share decreased from $5.03 to $4.00;
•Deferred and unbilled revenue increased $438.0 million to $2.94 billion;
•Subscription ARR increased $461.6 million to $1.20 billion;
•SaaS ARR increased $204.9 million to $724.6 million; and
•Operating cash flows increased $152.7 million to $935.8 million.
Our Subscription revenue increased primarily due to an increase in on-premise license demand from our Workspace offerings and our App Delivery and Security offerings, mostly from pooled capacity. Also contributing to the increase is continued customer adoption of our solutions delivered via the cloud, mostly from our Workspace offerings. Our Product and license revenue decreased primarily due to lower sales of our perpetual App Delivery and Security products and Workspace solutions as customers continue to shift to our subscription offerings. The decrease in Support and services revenue was primarily due to decreased sales of maintenance services across our perpetual App Delivery and Security and Workspace offerings, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition. We currently expect total revenue to decrease when comparing the first quarter of 2021 to the first quarter of 2020, as the first quarter of 2020 included revenue directly attributable to business continuity needs as a result of the COVID-19 pandemic. When comparing the 2021 fiscal year to the 2020 fiscal year, we currently expect total revenue to increase. Gross margin as a percentage of revenue remained consistent. The increase in operating income was primarily due to an increase in gross margin, partially offset by higher operating expenses. The decrease in diluted net income per share was primarily due to an increase in income tax expense as a result of a benefit related to Swiss tax reform in 2019, partially offset by a decrease in the number of weighted average shares outstanding due to share repurchases and an increase in operating income. Both Subscription and SaaS ARR increased due to an increase in subscription sales.
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
Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.
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
Revenues are recognized when control of the promised products or services are transferred to customers, in an amount that reflects the consideration that we expect to receive in exchange for those products or services. See Note 2 and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for further information on our revenue recognition.
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
Effective January 1, 2020, we adopted the new credit losses standard which changed the impairment model for available-for-sale debt securities, eliminating the concept of other than temporary impairment and requiring credit losses to be recorded through an allowance for credit losses. The allowance for credit losses on our investments in available-for-sale debt securities is determined using a quantitative discounted cash flow analysis if impairment triggers exist after a qualitative screen is completed. Impairment on available-for-sale debt securities is determined on an individual security basis and the security is subject to impairment when its fair value declines below its amortized cost basis. If the fair value is less than the amortized cost basis, management must then determine whether it intends to sell the security or whether it is more likely than not that it will be required to sell the security before it recovers its value. If we intend to sell the security or will more-likely-than-not be required to sell the impaired security before it recovers its value, a credit loss is recorded to Other income (expense), net in the accompanying consolidated statements of income. If we do not intend to sell the security, nor will we more-likely-than-not be required to sell the security before the security recovers its value, we must then determine whether the loss is due to credit loss or other factors. For impairment indicators due to credit loss factors, we establish an allowance for credit losses with a charge to Other income (expense), net. For impairment indicators due to other factors, we record the loss with a charge to Other comprehensive income in the accompanying consolidated balance sheets. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on the new credit losses standard.
For our investments in privately-held companies accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer, we periodically review for impairment and observable price changes on a quarterly basis, and adjust the carrying value accordingly. See Notes 4, 5 and 6 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for more information on our investments.
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
We monitor acquired intangible assets for impairment on a periodic basis by reviewing for indicators of impairment. If an indicator exists, we compare the estimated net realizable value to the carrying value of the intangible asset as of the reporting period. The recoverability of the intangible assets is primarily dependent upon our ability to commercialize solutions utilizing the acquired technologies, retain existing customers and customer contracts, and maintain brand awareness. The estimated net realizable value of the acquired intangible assets is based on the estimated undiscounted future cash flows derived from such intangible assets. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our solutions, customer retention rates and ability to secure and maintain our market position. Actual revenues and costs could vary significantly from these forecasted amounts. If these solutions are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology; or if we fail to retain acquired customers or successfully market acquired brands, we could determine that some or all of the remaining $81.5 million carrying value of our acquired intangible assets is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.
Goodwill
The excess of the fair value of the purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2020, we had $1.80 billion in goodwill related to our acquisitions under one reportable unit. Our revenues are derived from sales of our Workspace solutions and App Delivery and Security products, and related support. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding our reportable segment.
We account for goodwill in accordance with the Financial Accounting Standards Board's authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. We complete our goodwill and certain intangible assets impairment tests on an annual basis, during the fourth quarter of our fiscal year, or more frequently, if changes in facts and circumstances indicate that an impairment in the value of goodwill and certain intangible assets recorded on our balance sheet may exist.
In the fourth quarter of 2020, we performed a qualitative assessment to determine whether further quantitative impairment testing for goodwill and certain intangible assets is necessary, and we refer to this assessment as the Qualitative Screen. In performing the Qualitative Screen, we are required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting unit and future opportunities in the markets in which it operates. If after performing the Qualitative Screen impairment indicators are present, we would perform a quantitative impairment test to estimate the fair value of goodwill and certain intangible assets. In doing so, we would estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the goodwill and certain intangible assets carried on our balance sheet to their estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our results of operations. As a result of the Qualitative Screen, no further quantitative impairment test was deemed necessary. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2020 and 2019.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2020, we had $383.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2020, we determined that a $151.8 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the SEC on February 14, 2020.
The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from year-to-year (in thousands other than percentages):

	Year Ended December 31,			2020 vs. 2019	2019 vs. 2018
	2020	2019	2018
Revenues:
Subscription	$1,114,798	$650,810	$455,276	71.3%	42.9%
Product and license	444,437	583,474	734,495	(23.8)	(20.6)
Support and services	1,677,465	1,776,280	1,784,132	(5.6)	(0.4)
Total net revenues	3,236,700	3,010,564	2,973,903	7.5	1.2
Cost of net revenues:
Cost of subscription, support and services	389,612	310,255	266,495	25.6	16.4
Cost of product and license revenues	76,152	102,452	120,249	(25.7)	(14.8)
Amortization and impairment of product related intangible assets	32,782	51,340	47,059	(36.1)	9.1
Total cost of net revenues	498,546	464,047	433,803	7.4	7.0
Gross margin	2,738,154	2,546,517	2,540,100	7.5	0.3
Operating expenses:
Research and development	538,080	518,877	439,984	3.7	17.9
Sales, marketing and services	1,224,377	1,132,956	1,074,234	8.1	5.5
General and administrative	352,109	320,429	315,343	9.9	1.6
Amortization of other intangible assets	2,799	15,890	15,854	(82.4)	0.2
Restructuring	11,981	22,247	16,725	(46.1)	33.0
Total operating expenses	2,129,346	2,010,399	1,862,140	5.9	8.0
Income from operations	608,808	536,118	677,960	13.6	(20.9)
Interest income	3,108	18,280	40,030	(83.0)	(54.3)
Interest expense	(64,687)	(45,974)	(80,162)	40.7	(42.6)
Other income (expense), net	7,651	1,076	(8,373)	*	*
Income before income taxes	554,880	509,500	629,455	8.9	(19.1)
Income tax (benefit) expense	50,434	(172,313)	53,788	*	*
Net income	$504,446	$681,813	$575,667	(26.0)%	18.4%
* Not meaningful
Revenues
Net revenues include Subscription, Product and license and Support and services revenues.
Subscription revenue relates to fees for SaaS, which are generally recognized ratably over the contractual term, and non-SaaS, which are generally recognized at a point in time. SaaS primarily consists of subscriptions delivered via a cloud-hosted service whereby the customer does not take possession of the software, hybrid subscription offerings and the related support. Non-SaaS consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. Our hybrid subscription offerings are allocated between SaaS and non-SaaS. In addition, our CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.

Product and license revenue primarily represents fees related to the perpetual licensing of the following major solutions:
•Workspace is primarily comprised of our Application Virtualization solutions, which include Citrix Virtual Apps and Desktops, our unified endpoint management solutions, which include Citrix Endpoint Management, Citrix Content Collaboration, and Citrix Workspace; and
•App Delivery and Security products, which primarily include Citrix ADC and Citrix SD-WAN.
We offer incentive programs to our VADs and VARs to stimulate demand for our solutions. Product and license and Subscription revenues associated with these programs are partially offset by these incentives to our VADs and VARs.
Support and services revenue consists of maintenance and support fees primarily related to our perpetual offerings and include the following:
•Customer Success Services, which gives customers a choice of tiered support offerings that combine the elements of technical support, product version upgrades, guidance, enablement and proactive monitoring to help our customers and our partners fully realize their business goals. Fees associated with this offering are recognized ratably over the term of the contract; and
•Hardware Maintenance fees for our perpetual App Delivery and Security products, which include technical support and hardware and software maintenance, are recognized ratably over the contract term; and
•Fees from consulting services related to the implementation of our solutions, which are recognized as the services are provided; and
•Fees from product training and certification, which are recognized as the services are provided.

	Year Ended December 31,			2020 vs. 2019	2019 vs. 2018
	2020	2019	2018
	(In thousands)
Revenues:
Subscription	$1,114,798	$650,810	$455,276	$463,988	$195,534
Product and license	444,437	583,474	734,495	(139,037)	(151,021)
Support and services	1,677,465	1,776,280	1,784,132	(98,815)	(7,852)
Total net revenues	$3,236,700	$3,010,564	$2,973,903	$226,136	$36,661

Subscription
Subscription revenue increased during 2020 compared to 2019 primarily due to an increase in on-premise license demand of $314.0 million, mostly from Workspace offerings of $191.7 million and our App Delivery and Security offerings of $122.3 million, mainly from pooled capacity. Also contributing to the increase is continued customer cloud adoption of our solutions delivered via the cloud of $150.0 million, primarily from Workspace offerings. We currently expect our Subscription revenue to increase when comparing the first quarter of 2021 to the first quarter of 2020 and the fiscal year 2021 to the fiscal year 2020 due to our continued transition to a subscription-based business model.
Product and license
Product and license revenue decreased during 2020 when compared to 2019 primarily due to a decrease in sales of our perpetual App Delivery and Security products of $110.5 million and a decrease in sales of our perpetual Workspace solutions of $28.5 million as customers continue to shift to our subscription offerings. We currently expect Product and license revenue to decrease when comparing the first quarter of 2021 to the first quarter of 2020 and the fiscal year 2021 to the fiscal year 2020 as customers continue to shift to our subscription offerings and away from our App Delivery and Security hardware products, as well as our decision to discontinue offering new perpetual licenses for Citrix Workspace beginning on October 1, 2020.

Support and services
Support and services revenue decreased when comparing 2020 to 2019 primarily due to a decrease in sales of maintenance services across our App Delivery and Security perpetual offerings of $40.2 million and Workspace perpetual offerings of $39.1 million, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition. We currently expect Support and services revenue to decrease when comparing the first quarter of 2021 to the first quarter of 2020 and the fiscal year 2021 to the fiscal year 2020 as customers continue to shift to our subscription offerings.
Deferred Revenue, Unbilled Revenue and Backlog
Deferred revenue is primarily comprised of Support and services revenue from maintenance fees, which include software and hardware maintenance, technical support related to our perpetual offerings and services revenue related to our consulting contracts. Deferred revenue also includes Subscription revenue from our Content Collaboration and cloud-based subscription offerings, as well as on-premise subscription offerings.
Deferred revenue consists of billings or payments received in advance of revenue recognition and is recognized in our consolidated balance sheets and statements of income as the revenue recognition criteria are met. Unbilled revenue primarily represents future billings under our subscription agreements that have not been invoiced and, accordingly, are not recorded in accounts receivable or deferred revenue within our consolidated financial statements. Deferred revenue and unbilled revenue are influenced by several factors, including new business seasonality within the year, the specific timing, size and duration of customer subscription agreements, annual billing cycles of subscription agreements, and invoice timing. Fluctuations in unbilled revenue may not be a reliable indicator of future performance and the related revenue associated with these contractual commitments.
The following table presents the amounts of deferred and unbilled revenue (in thousands):

	December 31, 2020	December 31, 2019	2020 vs. 2019
Deferred revenue	$1,902,576	$1,795,791	$106,785
Unbilled revenue	1,036,072	704,829	331,243

Deferred revenues increased approximately $106.8 million as of December 31, 2020 compared to December 31, 2019 primarily due to an increase from subscription of $223.5 million, mostly from our cloud-based subscription offerings of $127.6 million and on-premise subscription license updates and maintenance of $125.3 million. These increases are partially offset by a decrease in maintenance and support of $117.6 million, mostly from Workspace perpetual software maintenance of $63.1 million and App Delivery and Security perpetual hardware maintenance of $49.7 million. Unbilled revenue as of December 31, 2020 increased $331.2 million from December 31, 2019 primarily due to increased customer adoption of multi-year subscription agreements.
While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are wholly unfulfilled. Backlog includes the aggregate amounts we expect to recognize as point in time revenue in the following quarter associated with contractually committed amounts for on-premise subscription software licenses, as well as confirmed product license orders that have not shipped and are wholly unfulfilled. As of December 31, 2020 and 2019, the amount of backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for 50.5% and 48.2% of our net revenues for the years ended December 31, 2020 and 2019, respectively. The change in our international revenues as a percentage of our net revenues for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to higher revenues in our EMEA region, mainly from Subscription. For detailed information on international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.

Cost of Net Revenues

	Year Ended December 31,			2020 vs. 2019	2019 vs. 2018
	2020	2019	2018
	(In thousands)
Cost of subscription, support and services	$389,612	$310,255	$266,495	$79,357	$43,760
Cost of product and license revenues	76,152	102,452	120,249	(26,300)	(17,797)
Amortization and impairment of product related intangible assets	32,782	51,340	47,059	(18,558)	4,281
Total cost of net revenues	$498,546	$464,047	$433,803	$34,499	$30,244
Cost of subscription, support and services revenues consists primarily of compensation and other personnel-related costs of providing technical support, consulting and cloud capacity costs, as well as the costs related to providing our offerings delivered via the cloud and hardware costs related to certain on-premise subscription offerings. Cost of product and license revenues consists primarily of hardware, shipping expense, royalties, product media and duplication, manuals and packaging materials. Also included in cost of net revenues is amortization and impairment of product related intangible assets.
Cost of subscription, support and services revenues increased during 2020 when compared to 2019 primarily due to an increase in costs related to providing our subscription offerings. We currently expect cost of subscription, support and services revenues to increase when comparing the first quarter of 2021 to the first quarter of 2020 and the fiscal year 2021 to the fiscal year 2020, consistent with the expected increases in Subscription revenue as discussed above.
Cost of product and license revenues decreased during 2020 when compared to 2019 primarily due to lower overall sales of our perpetual App Delivery and Security products, which contain hardware components that have a higher cost than our software products. We currently expect cost of product and license revenues to decrease when comparing the first quarter of 2021 to the first quarter of 2020 and the fiscal year 2021 to the fiscal year 2020, consistent with the expected decrease in product and license revenue.
Amortization and impairment of product related intangible assets decreased during 2020 as compared to 2019 primarily due to the impairments of certain acquired intangible assets, primarily developed technology, in 2019.
Gross Margin
Gross margin as a percent of revenue was 84.6% for 2020 and 2019. Gross margin as a percent of revenue remained consistent during 2020 as compared to 2019.
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
Research and Development Expenses

	Year Ended December 31,			2020 vs. 2019	2019 vs. 2018
	2020	2019	2018
	(In thousands)
Research and development	$538,080	$518,877	$439,984	$19,203	$78,893

Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.

Research and development expenses increased during 2020 as compared to 2019 primarily due to compensation and other employee-related costs of $12.2 million due to a net increase in headcount, and an increase in professional fees of $4.5 million.
Sales, Marketing and Services Expenses

	Year Ended December 31,			2020 vs. 2019	2019 vs. 2018
	2020	2019	2018
	(In thousands)
Sales, marketing and services	$1,224,377	$1,132,956	$1,074,234	$91,421	$58,722
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
Sales, marketing and services expenses increased during 2020 compared to 2019 primarily due to the impact from the COVID-19 pandemic, which included an increase in variable compensation of $80.0 million driven by an increase in demand of limited use licenses and ongoing business continuity sales, and an increase in marketing programs of $23.1 million due to our new brand launch. These increases were partially offset by a decrease in costs of $12.6 million related to the cancellation of in-person events in response to the COVID-19 pandemic, including our largest customer and partner event, Synergy, and replacing them with virtual events or postponing to future periods.
General and Administrative Expenses

	Year Ended December 31,			2020 vs. 2019	2019 vs. 2018
	2020	2019	2018
	(In thousands)
General and administrative	$352,109	$320,429	$315,343	$31,680	$5,086
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during 2020 compared to 2019 primarily due to increases in compensation and other employee-related costs of $18.2 million related to a net increase in headcount, stock-based compensation of $15.8 million, and credit loss expense of $8.5 million. These increases were partially offset by a decrease in professional fees of $7.2 million.
Amortization of Other Intangible Assets

	Year Ended December 31,			2020 vs. 2019	2019 vs. 2018
	2020	2019	2018
	(In thousands)
Amortization of other intangible assets	$2,799	$15,890	$15,854	$(13,091)	$36
Amortization of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions.

The decrease in Amortization of other intangible assets when comparing 2020 to 2019 was primarily due to certain intangible assets becoming fully amortized in 2019.
For more information regarding our intangible assets, see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.

Restructuring Expenses

	Year Ended December 31,			2020 vs. 2019	2019 vs. 2018
	2020	2019	2018
	(In thousands)
Restructuring	$11,981	$22,247	$16,725	$(10,266)	$5,522
Restructuring expenses decreased during 2020 compared to 2019, primarily due to a net decrease in employee severance and related costs of $16.5 million, as well as the consolidation of certain leased facilities of $2.7 million during 2019, partially offset by the impairment of a right-of-use asset related to a restructuring facility of $8.9 million as a result of the COVID-19 pandemic during the year ended December 31, 2020.
For more information regarding our restructuring, see Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.
2021 Operating Expense Outlook
When comparing the first quarter of 2021 to the first quarter of 2020 and the fiscal year 2021 to the fiscal year 2020, we currently expect operating expenses to slightly increase.

Interest income

	Year Ended December 31,			2020 vs. 2019	2019 vs. 2018
	2020	2019	2018
	(In thousands)
Interest income	$3,108	$18,280	$40,030	$(15,172)	$(21,750)
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income decreased during 2020 compared to 2019 primarily due to lower average balances of cash, cash equivalents and investments as a result of the repayment of the outstanding principal balance of our 0.500% Convertible Notes due 2019 (the “Convertible Notes”) on April 15, 2019, as well as lower yields on investments, due to lower interest rates. For more information regarding our investments, see Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.
Interest Expense

	Year Ended December 31,			2020 vs. 2019	2019 vs. 2018
	2020	2019	2018
	(In thousands)
Interest expense	$(64,687)	$(45,974)	$(80,162)	$(18,713)	$34,188
Interest expense primarily consists of interest paid on our 2027 and 2030 Notes, Term Loan Credit Agreement and our credit facility. When comparing 2020 and 2019, the increase is primarily due to interest expense from our outstanding 2030 Notes and Term Loan Credit Agreement of $29.5 million, partially offset by a decrease in interest expense from our Convertible Notes of $10.8 million due to the repayment of the outstanding principal balance on April 15, 2019. We currently expect interest expense to increase when comparing the first quarter of 2021 to the first quarter of 2020 and the fiscal year 2021 to the fiscal year 2020, in anticipation of financing related to the proposed acquisition of Wrike.
For more information regarding our debt and proposed acquisition, see Note 13 and Note 19, respectively, to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.
Other income (expense), net

	Year Ended December 31,			2020 vs. 2019	2019 vs. 2018
	2020	2019	2018
	(In thousands)
Other income (expense), net	$7,651	$1,076	$(8,373)	$6,575	$9,449

Other income (expense), net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions, sublease income, realized losses related to changes in the fair value of our investments that have a decline in fair value and recognized gains (losses) related to our investments, which was not material for all periods presented.
The change in Other income (expense), net when comparing 2020 to 2019 is primarily driven by the remeasurement and settlement of foreign currency transactions.
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
Our effective tax rate was approximately 9.1% for the year ended December 31, 2020 and (33.8)% for the year ended December 31, 2019. The increase in the effective tax rate when comparing the year ended December 31, 2020 to the year ended December 31, 2019 was primarily due to tax items unique to the year ended December 31, 2019. The 2019 unique tax items include tax benefits of $112.1 million and $99.9 million attributable to the cantonal and federal impact of the Swiss Federal Act on Tax Reform and AHV Financing ("TRAF"), respectively.
We are subject to tax in the U.S. and in multiple foreign tax jurisdictions. Our U.S. liquidity needs are currently satisfied using cash flows generated from our U.S. operations, borrowings, or both. We also utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in locations in which it is needed. We expect to repatriate a substantial portion of our foreign earnings over time, to the extent that the foreign earnings are not restricted by local laws or result in significant incremental costs associated with repatriating the foreign earnings. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for income tax information.
Liquidity and Capital Resources
During 2020, we generated operating cash flows of $935.8 million. These operating cash flows related primarily to net income of $504.4 million, adjusted for, among other things, non-cash charges, including stock-based compensation expense of $307.7 million and depreciation and amortization expenses of $207.9 million. Partially offsetting these changes was a change in operating assets and liabilities of $88.7 million, net of effects of acquisitions. The change in our net operating assets and liabilities was primarily a result of an outflow in accounts receivable of $151.8 million mostly due to an increase in sales, an outflow in other assets of $119.8 million mostly due to an increase in capitalized commissions from higher subscription sales and an outflow in income taxes, net of $51.5 million. These outflows were partially offset by an inflow in accrued expenses of $161.5 million, primarily due to increases in employee-related accruals and an inflow in deferred revenue of $106.8 million. Our investing activities used $138.3 million of cash consisting primarily of net purchases of investments of $88.3 million and cash paid for the purchase of property and equipment of $41.4 million. Our financing activities used cash of $595.2 million, primarily for stock repurchases of $1.29 billion, cash dividends paid on common stock of $172.0 million and cash paid for tax withholding on vested stock awards of $121.7 million. These outflows are partially offset by net proceeds from the issuance of our 2030 Notes of $738.1 million and net borrowings from our Term Loan Credit Agreement of $248.8 million.
During 2019, we generated operating cash flows of $783.1 million. These operating cash flows related primarily to net income of $681.8 million, adjusted for, among other things, non-cash charges, including stock-based compensation expense of $278.9 million, depreciation and amortization expenses of $139.3 million and amortization of operating lease right-of-use assets of $50.2 million. Partially offsetting these changes was a deferred income tax benefit of $244.9 million and a change in operating assets and liabilities of $190.5 million, net of effects of acquisitions. The change in our net operating assets and liabilities was primarily a result of an outflow in other assets of $74.2 million mostly due to an increase in capitalized commissions from higher subscription sales, an outflow in accounts receivable of $39.0 million mostly due to an increase in sales and changes in deferred revenue of $38.8 million. Our investing activities provided $1.04 billion of cash consisting primarily of net proceeds from investments of $1.10 billion, partially offset by cash paid for the purchase of property and equipment of $63.5 million. Our financing activities used cash of $1.89 billion, primarily for the cash repayment of the outstanding principal balance of our Convertible Notes of $1.16 billion, stock repurchases of $453.9 million, repayment of borrowings under our credit facility of $200.0 million, cash dividends paid on common stock of $182.9 million and cash paid for tax withholding on vested stock awards of $89.2 million. These outflows are partially offset by borrowings from our credit facility of $200.0 million.

Term Loan Credit Agreement
On January 21, 2020, we entered into a $1.00 billion Term Loan Credit Agreement, consisting of a $500.0 million 364-day term loan facility (the “364-day Term Loan”), and a $500.0 million 3-year term loan facility (the “3-year Term Loan”). During the year ended December 31, 2020, we used borrowings from the Term Loan Credit Agreement to enter into an aggregate $1.00 billion accelerated share repurchase transaction.
Senior Notes
On February 25, 2020, we issued $750.0 million of unsecured senior notes due March 1, 2030, or the 2030 Notes. The 2030 Notes accrue interest at a rate of 3.300% per annum, which is due semi-annually on March 1 and September 1 of each year, beginning on September 1, 2020. The net proceeds from this offering were $738.1 million.
During the year ended December 31, 2020, we used the net proceeds from the 2030 Notes and cash to repay $500.0 million under the 364-day Term Loan and $250.0 million under the 3-year Term Loan. As of December 31, 2020, $250.0 million was outstanding under the 3-year Term Loan.
On November 15, 2017, we issued $750.0 million of unsecured senior notes due December 1, 2027, or the 2027 Notes. The 2027 Notes accrue interest at a rate of 4.500% per annum, which is due semi-annually on June 1 and December 1 of each year.
Credit Facility
On November 26, 2019, we entered into a $250.0 million five-year unsecured revolving credit facility under an amended and restated credit agreement, or the Credit Agreement. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. As of December 31, 2020, no amounts were outstanding under the credit facility.
Bridge Facility, Take-Out Facility Commitment Letter and 2021 Credit Facility
On January 16, 2021, we entered into a bridge facility and take-out facility commitment letter (the “Commitment Letter”) pursuant to which JPMorgan Chase Bank, N.A., has (1) committed to provide a senior unsecured 364-day term loan facility in an aggregate principal amount of $1.45 billion to finance the cash consideration for our pending acquisition of Wrike in the event that permanent debt financing is not available on or prior to the closing and (2) agreed to use commercially reasonably efforts to assemble a syndicate of lenders to provide the necessary commitments for the senior term loan facility. We currently expect to replace the bridge facility prior to the closing of the acquisition with permanent financing, which may include the issuance of debt securities and/or one or more senior term loan facilities, including the 2021 Term Loan Credit Agreement as described below; however, such permanent financing may not be available in the timeframe expected or on favorable terms. The commitment is subject to customary terms and conditions precedent for such borrowing as set forth in the Commitment Letter, including, among others, the execution and delivery of definitive documentation consistent with the Commitment Letter.
On February 5, 2021 (the “Closing Date”), we entered into the 2021 Term Loan Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto from time to time (collectively, the “2021 Lenders”). The 2021 Term Loan Credit Agreement provides us with a facility to borrow a term loan on an unsecured basis in an aggregate principal amount of up to $1.00 billion. The 2021 Term Loan is available to be made by the 2021 Lenders from the Closing Date through July 8, 2021, in a single borrowing, subject to satisfaction of certain conditions set forth in the 2021 Term Loan Credit Agreement. The 2021 Term Loan matures on the date that is three years after the 2021 Term Loan is drawn. The proceeds of borrowings under the 2021 Term Loan Credit Agreement will be used to finance a portion of the purchase price to be paid in connection with the acquisition of Wrike.
See Notes 9, 13 and 19 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for additional details on the accelerated share repurchase, debt agreements, the Commitment Letter and the 2021 Term Loan Credit Agreement, respectively.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue in 2021. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements and service our debt obligations for the next 12 months. For additional information, see section titled Impact of COVID-19 Pandemic above. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions and for general corporate purposes.

Cash, Cash Equivalents and Investments

	December 31,		2020 vs. 2019
	2020	2019
	(In thousands)
Cash, cash equivalents and investments	$891,373	$605,456	$285,917
The increase in cash, cash equivalents and investments at December 31, 2020 as compared to December 31, 2019, is primarily due to cash received from debt offerings, net of repayments of $987.0 million and cash provided from operating activities of $935.8 million, partially offset by the cash paid for stock repurchases of $1.29 billion, cash dividends paid on common stock of $172.0 million, cash paid for tax withholding on vested stock awards of $121.7 million and purchases of property and equipment of $41.4 million. As of December 31, 2020, $350.7 million of the $891.4 million of cash, cash equivalents and investments was held by our foreign subsidiaries. Under current U.S. federal tax law, the cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes, as well as additional foreign withholding taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. We may use the approved dollar authority to repurchase stock at any time until the approved amounts are exhausted. The objective of the stock repurchase program is to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At December 31, 2020, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.
On January 30, 2020, we used the proceeds from the Term Loan Credit Agreement and entered into accelerated share repurchase (“ASR”) transactions with a group of dealers for an aggregate amount of $1.00 billion. Under the ASR transactions, we received an initial share delivery of 6.5 million shares of its common stock in January 2020 and received delivery of an additional 0.8 million shares of its common stock in August 2020 in final settlement of the ASR Agreement.
In addition to the ASR transactions, during the year ended December 31, 2020, we expended $288.5 million on open market purchases under the stock repurchase program, repurchasing 2.5 million shares of outstanding common stock at an average price of $116.40. We also withheld 893,479 shares from equity awards that vested to satisfy tax withholding obligations that arose on the vesting of equity awards of $121.7 million. These shares are reflected as treasury stock in our consolidated balance sheets included in this Annual Report on Form 10-K for the year ended December 31, 2020.
See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for additional details on the ASR and treasury stock.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2020 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$276,283	$57,981	$98,210	$82,657	$37,435
Total long-term debt(1)	1,750,000	—	250,000	—	1,500,000
Purchase obligations(2)	978,695	47,943	—	—	930,752
Transition tax payable(3)	259,391	27,304	78,500	153,587	—
Total contractual obligations(4)	$3,264,369	$133,228	$426,710	$236,244	$2,468,187

(1)The amount above represents the balances to be repaid under our 2027 Notes, 2030 Notes, and Term Loan Credit Agreement. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for further information.
(2)Purchase obligations represent non-cancelable commitments to purchase inventory ordered before year-end 2021 of approximately $8.8 million and a contingent obligation to purchase inventory of approximately $19.9 million. It also includes a remaining purchase obligation for our use of certain cloud services with one third-party provider of $950.0 million, of which $19.3 million is due in less than one year. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for further information.
(3)Represents transition tax payable on deemed repatriation of deferred foreign income incurred as a result of the 2017 Tax Act. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for further information.
(4)Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $74.7 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020 for further information.
As of December 31, 2020, we did not have any individually material finance lease obligations or other material long-term commitments reflected on our consolidated balance sheets.
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
We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2020. Actual results could differ materially.
Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.
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
At December 31, 2020 and 2019, we had in place foreign currency forward sale contracts with a notional amount of $317.9 million and $285.9 million, respectively, and foreign currency forward purchase contracts with a notional amount of $149.7 million and $154.8 million, respectively. At December 31, 2020, these contracts had an aggregate fair value asset of $2.6 million and at December 31, 2019, these contracts had an aggregate fair value liability of $0.4 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2020 market rates, the fair value of our foreign currency forward contracts would increase by $14.0 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2020 market rates would decrease the fair value of our foreign currency forward contracts by $14.0 million. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as the prices of our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.
Exposure to Interest Rates
We have interest rate exposures resulting from our interest-based available-for-sale investments. We maintain available-for-sale investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2020 and 2019 levels, the fair value of the available-for-sale portfolio would decline by approximately $0.6 million and $0.4 million, respectively. If market interest rates were to decrease by 100 basis points from December 31, 2020 and 2019 levels, the fair value of the available-for-sale portfolio would increase by approximately $0.2 million and $0.4 million, respectively. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.
We are also exposed to the impact of changes in interest rates as they affect our Term Loan Credit Agreement, which bears interest at a rate equal to either a customary base rate formula plus an applicable margin or LIBOR plus an applicable margin. As of December 31, 2020, we had $250.0 million outstanding under the Term Loan Credit Agreement. Because interest rates applicable to the Term Loan Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense of $2.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements, together with the report of independent registered public accounting firm, appear at pages F-1 through F-44 of this Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or the COSO criteria. Based on our assessment we believe that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Citrix Systems, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Citrix Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 8, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boca Raton, Florida
February 8, 2021

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The Company's policy governing transactions in Citrix securities by the Company's directors, officers and employees permits its officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The Company has been advised that Tim Minahan, its Executive Vice President, Business Strategy and Chief Marketing Officer and Hector Lima, its Executive Vice President of Customer Experience, each entered into a new trading plan in the fourth quarter of 2020 in accordance with Rule 10b5-1 and the Company's policy governing transactions in its securities. The Company undertakes no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.
2021 Term Loan Credit Agreement
On February 5, 2021 (the “Closing Date”), the Company entered into the 2021 Term Loan Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto from time to time, or the 2021 Lenders. The 2021 Term Loan Credit Agreement provides the Company with a facility to borrow a term loan on an unsecured basis in an aggregate principal amount of up to $1.00 billion, or the 2021 Term Loan. The 2021 Term Loan is available to be made by the 2021 Lenders from the Closing Date through July 8, 2021, in a single borrowing, subject to satisfaction of certain conditions set forth in the 2021 Term Loan Credit Agreement. The 2021 Term Loan matures on the date that is three years after the 2021 Term Loan is drawn. The proceeds of borrowings under the 2021 Term Loan Credit Agreement will be used to finance a portion of the purchase price to be paid in connection with the acquisition of Wrike.
Borrowings under the 2021 Term Loan Credit Agreement will bear interest at a rate equal to (a) either (i) a customary LIBOR formula or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the 2021 Term Loan Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s non-credit enhanced, senior unsecured long-term debt rating as determined by Moody’s Investors Service, Inc., Standard & Poor’s Financial Services, LLC and Fitch Ratings Inc., in each case as set forth in the 2021 Term Loan Credit Agreement.
The 2021 Term Loan Credit Agreement includes a covenant limiting the Company’s consolidated leverage ratio to not more than 4.0:1.0, subject to a mandatory step-down after the fifth fiscal quarter ending after the date of the initial borrowing of the 2021 Term Loan to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Closing Date, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The 2021 Term Loan Credit Agreement also includes a covenant limiting the Company’s consolidated interest coverage ratio to not less than 3.0:1.0. The 2021 Term Loan Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control of the Company and bankruptcy-related defaults. The 2021 Lenders are entitled to accelerate repayment of the loans under the 2021 Term Loan Credit Agreement upon the occurrence of any of the events of default. In addition, the 2021 Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. The 2021 Term Loan Credit Agreement also contains representations and warranties customary for an unsecured financing of this type.
Certain 2021 Lenders and/or their affiliates have provided and may continue to provide commercial banking, investment management and other services to the Company, its affiliates and employees, for which they receive customary fees and commissions.
The foregoing description of the 2021 Term Loan Credit Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the 2021 Term Loan Credit Agreement, which is attached hereto as Exhibit 10.34 and is incorporated herein by reference.
Amendments to Credit Agreement and Term Loan Credit Agreement
On February 5, 2021 (the “Amendment Date”), the Company entered into (i) a first amendment to term loan credit agreement (the “Term Loan Amendment”), which amends the Company’s Term Loan Credit Agreement and (ii) a first amendment to credit agreement (the “Revolver Amendment” and together with the Term Loan Amendment, the “Credit Agreement Amendments”), which amends the Company’s Credit Agreement. Each of the Credit Agreement Amendments amends, among other things, the covenant limiting the Company’s consolidated leverage ratio. After giving effect to the Credit

Agreement Amendments, the covenant limiting the Company’s consolidated leverage ratio in each of the Term Loan Credit Agreement and the Credit Agreement will be consistent with the covenant limiting the Company’s consolidated leverage ratio contained in the 2021 Term Loan Credit Agreement, and will be limited to not more than 4.0:1.0, subject to a mandatory step-down after the fifth fiscal quarter ending after the initial borrowing of the 2021 Term Loan under the 2021 Term Loan Credit Agreement (or such earlier date as the Company may elect by written notice to Bank of America, N.A., in its capacity as administrative agent under each of the Term Loan Credit Agreement and Credit Agreement) (the “Leverage Ratio Step-Down”) to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Leverage Ratio Step-Down, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition.
The foregoing description of the Credit Agreement Amendments does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Term Loan Amendment and the Revolver Amendment, which are attached hereto as Exhibit 10.35 and Exhibit 10.36, respectively, and which are incorporated herein by reference.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)1. Consolidated Financial Statements.
For a list of the consolidated financial information included herein, see page F-1.
2. Financial Statement Schedules.
All other schedules have been omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or notes thereto under Item 8. The following consolidated financial statement schedule is included herein:
Valuation and Qualifying Accounts
3. List of Exhibits.

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of July 26, 2016, by and among Citrix Systems, Inc., GetGo, Inc. and LogMeIn, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 28, 2016)**

2.2
Amended and Restated Tax Matters Agreement, dated as of September 13, 2016, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K filed on February 16, 2017)**

2.3
Agreement and Plan of Merger, dated as of January 16, 2021, by and among Citrix Systems, Inc., Wallaby Merger Sub, LLC, Wrangler Topco, LLC and Vista Equity Partners Management, LLC, as the representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 19, 2021)**

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
4.5
Second Supplemental Indenture dated as of February 25, 2020 between Citrix Systems, Inc. and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 25, 2020)

4.6	Form of 3.300% Senior Note due 2030 (included in Exhibit 4.5)
4.7	Description of Securities (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on February 14, 2020)
10.1*	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2010)
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

10.10*	Citrix Systems, Inc. Executive Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on February 20, 2014)
10.11*	Citrix Systems, Inc. Second Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2020)
10.12*	2015 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on August 7, 2015)
10.13*	Amendment to 2015 Employee Stock Purchase Plan, dated October 27, 2016 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 16, 2017)
10.14*
Amendment to Citrix Systems, Inc. 2015 Employee Stock Purchase Plan, dated December 10, 2018 (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on February 15, 2019)

10.15*	Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2017)
10.16*	Amendment to Citrix Systems, Inc. 2014 Amended and Restated Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)
10.17*	Second Amendment to Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2019)
10.18*
Form of Indemnification Agreement by and between the Company and each of its Directors and executive officers (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2011)

10.19*
Form of Executive Agreement of Citrix Systems, Inc. by and between the Company and each of its executive officers (other than CEO) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2017)

10.20*
Benefits Continuation Agreement, dated as of April 30, 2019, between the Company and Robert M. Calderoni (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019)

10.21*
Employment Agreement, dated July 10, 2017, by and between Citrix Systems, Inc. and David J. Henshall (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2017)

10.22*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards - 2018 Annual Awards) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.23*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - 2018 Annual Awards) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.24*
Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Interim Performance Period) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2020)

10.25*
Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2020)

10.26*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2020)

10.27*
Contract of Employment, dated as of May 1, 2020, between Citrix Systems Netherlands B.V. and Jeroen Van Rotterdam (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2020)

10.28*
Form of Forfeiture Agreement between Citrix Systems, Inc. and each of David Henshall, Antonio Gomes, P.J. Hough, Jeroen van Rotterdam and Timothy Minahan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2020)

10.29
Amended and Restated Credit Agreement, dated as of November 26, 2019, by and among Citrix Systems, Inc., the initial lenders named therein, and Bank of America, N.A., as Administrative Agent. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2019)

10.30
Term Loan Credit Agreement, dated as of January 21, 2020, by and among Citrix Systems, Inc., the initial lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2020)

10.31
Master Confirmation between Goldman Sachs & Co. LLC and Citrix Systems, Inc., dated January 30, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2020)

10.32
Master Confirmation between Wells Fargo Bank, National Association and Citrix Systems, Inc., dated January 30, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2020)

10.33
Bridge and Take-Out Facility Commitment Letter, dated January 16, 2021, between JPMorgan Chase Bank, N.A. and Citrix Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2021)

10.34†	Term Loan Credit Agreement, dated as of February 5, 2021, by and among Citrix Systems, Inc., the initial lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent **
10.35†	First Amendment to Term Loan Credit Agreement, dated as of February 5, 2021, by and among Citrix Systems, Inc., the lenders named therein, and Bank of America, N.A., as Administrative Agent
10.36†	First Amendment to Credit Agreement, dated as of February 5, 2021, by and among Citrix Systems, Inc., the lenders named therein, and Bank of America, N.A., as Administrative Agent
21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Indicates a management contract or a compensatory plan, contract or arrangement.
**	Schedules (or similar attachments) have been omitted pursuant to Item 601 of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC.
†	Filed herewith.
††	Furnished herewith.
(P)	This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

(b) Exhibits.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2020, the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be accessed free of charge through the EDGAR database at the SEC’s website at www.sec.gov.
(c) Financial Statement Schedule.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2020 the consolidated financial statement schedule listed in Item 15(a) above, which is attached hereto.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 8th day of February, 2021.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 8th day of February, 2021.

Signature	Title(s)

/S/ DAVID J. HENSHALL	President, Chief Executive Officer and Director (Principal Executive Officer)
David J. Henshall

/S/ ARLEN R. SHENKMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Arlen R. Shenkman

/S/ JESSICA SOISSON	Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Jessica Soisson

/S/ ROBERT M. CALDERONI	Chairman of the Board of Directors
Robert M. Calderoni

/S/ NANCI E. CALDWELL	Director
Nanci E. Caldwell

/S/ ROBERT D. DALEO	Director
Robert D. Daleo

/S/ MURRAY J. DEMO	Director
Murray J. Demo

/S/ AJEI S. GOPAL	Director
Ajei S. Gopal

/S/ THOMAS E. HOGAN	Director
Thomas E. Hogan

/S/ MOIRA A. KILCOYNE	Director
Moira A. Kilcoyne

/S/ ROBERT E. KNOWLING, JR.	Director
Robert E. Knowling, Jr.

/S/ PETER J. SACRIPANTI	Director
Peter J. Sacripanti

/S/ J. DONALD SHERMAN	Director
J. Donald Sherman

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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Citrix Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Identification of distinct performance obligations and standalone selling price

Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company recognizes revenue when control of the promised products or services are transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. The Company primarily derives revenues from subscription-based arrangements for cloud-hosted offerings, as well as software license agreements that include bundled support and maintenance services for the term of the license period. The Company’s contracts with customers often contain bundles of solutions and services with multiple performance obligations or promises to transfer multiple products and services to a customer, including subscription, product and license, and support and services. At the contract inception, the Company evaluates whether the performance obligations are capable of being distinct and distinct within the context of the contract. Solutions and services that are not both capable of being distinct and distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. The Company allocates the transaction price to each distinct performance obligation on a relative standalone selling price basis and recognizes revenue when control of the distinct performance obligation is transferred to customers.

Auditing the Company’s recognition of revenue was complex due to the effort required to analyze the accounting treatment for the Company’s various software products and service offerings. This involved assessing the impact of terms and conditions of new or amended contracts with customers or new product or service offerings, evaluating whether products and services are considered distinct performance obligations that should be accounted for separately versus together, and the determination of the relative standalone selling prices for each distinct performance obligation and the timing of recognition of revenue.

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

To test the Company’s identification of distinct performance obligations and the Company’s determination of estimated standalone selling prices, our audit procedures included, among others, reviewing significant individual contracts based on size or risk as well as reviewing a randomly selected sample of contracts from the remaining population. For the selected sample of customer agreements, we obtained and read contract source documents for each selection, tested the Company’s identification of significant terms for completeness, including the identification of distinct performance obligations, and assessed whether the terms included within the customer’s agreement were consistent with the Company’s accounting policies. We sent contract confirmations directly to customers to confirm the terms and conditions of the selected arrangements. To test management's determination of relative standalone selling price for performance obligations, we performed audit procedures that included, among others, assessing the appropriateness of the methodology applied, testing the mathematical accuracy of the underlying data and calculations, and testing selections to corroborate the data underlying the Company's calculations. We also evaluated the Company’s disclosures included in Note 2 to the consolidated financial statements.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1989.
Boca Raton, Florida
February 8, 2021

CITRIX SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets	(In thousands, except par value)
Current assets:
Cash and cash equivalents	$752,895	$545,761
Short-term investments, available-for-sale	124,113	43,055
Accounts receivable, net of allowances of $25,868 and $9,557 at December 31, 2020 and 2019, respectively	858,009	720,359
Inventories, net	20,089	15,898
Prepaid expenses and other current assets	236,000	187,659
Total current assets	1,991,106	1,512,732
Long-term investments, available-for-sale	14,365	16,640
Property and equipment, net	208,811	231,894
Operating lease right-of-use assets, net	187,129	206,154
Goodwill	1,798,408	1,798,408
Other intangible assets, net	81,491	108,478
Deferred tax assets, net	386,504	361,814
Other assets	222,533	152,806
Total assets	$4,890,347	$4,388,926
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$92,266	$84,538
Accrued expenses and other current liabilities	507,185	331,680
Income taxes payable	42,760	60,036
Current portion of deferred revenues	1,510,216	1,352,333
Total current liabilities	2,152,427	1,828,587
Long-term portion of deferred revenues	392,360	443,458
Long-term debt	1,732,622	742,926
Long-term income taxes payable	232,086	259,391
Operating lease liabilities	195,767	209,382
Other liabilities	72,942	67,526
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 321,964 and 318,760 shares issued and outstanding at December 31, 2020 and 2019, respectively	322	319
Additional paid-in capital	6,608,018	6,249,065
Retained earnings	4,984,333	4,660,145
Accumulated other comprehensive loss	(3,649)	(5,127)
	11,589,024	10,904,402
Less - common stock in treasury, at cost (199,443 and 188,693 shares at December 31, 2020 and 2019, respectively)	(11,476,881)	(10,066,746)
Total stockholders' equity	112,143	837,656
Total liabilities and stockholders' equity	$4,890,347	$4,388,926
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share information)
Revenues:
Subscription	$1,114,798	$650,810	$455,276
Product and license	444,437	583,474	734,495
Support and services	1,677,465	1,776,280	1,784,132
Total net revenues	3,236,700	3,010,564	2,973,903
Cost of net revenues:
Cost of subscription, support and services	389,612	310,255	266,495
Cost of product and license revenues	76,152	102,452	120,249
Amortization and impairment of product related intangible assets	32,782	51,340	47,059
Total cost of net revenues	498,546	464,047	433,803
Gross margin	2,738,154	2,546,517	2,540,100
Operating expenses:
Research and development	538,080	518,877	439,984
Sales, marketing and services	1,224,377	1,132,956	1,074,234
General and administrative	352,109	320,429	315,343
Amortization of other intangible assets	2,799	15,890	15,854
Restructuring	11,981	22,247	16,725
Total operating expenses	2,129,346	2,010,399	1,862,140
Income from operations	608,808	536,118	677,960
Interest income	3,108	18,280	40,030
Interest expense	(64,687)	(45,974)	(80,162)
Other income (expense), net	7,651	1,076	(8,373)
Income before income taxes	554,880	509,500	629,455
Income tax expense (benefit)	50,434	(172,313)	53,788
Net income	$504,446	$681,813	$575,667
Earnings per share:
Basic	$4.08	$5.21	$4.23
Diluted	$4.00	$5.03	$3.94
Weighted average shares outstanding:
Basic	123,575	130,853	136,030
Diluted	126,152	135,495	145,934
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands)

Net income	$504,446	$681,813	$575,667
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains (losses)	128	2,881	(1,770)
Less: reclassification adjustment for net (gains) losses included in net income	(7)	(580)	5,996
Net change (net of tax effect)	121	2,301	4,226

(Loss) gain on pension liability	(1,337)	(1,127)	1,569

Cash flow hedges:
Change in unrealized gains (losses)	2,363	237	(3,842)
Less: reclassification adjustment for net losses included in net income	331	1,616	699
Net change (net of tax effect)	2,694	1,853	(3,143)

Other comprehensive income	1,478	3,027	2,652

Comprehensive income	$505,924	$684,840	$578,319
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
(In thousands)	Shares	Amount				Shares	Amount
Balance at December 31, 2017	305,751	306	4,883,670	3,509,484	(10,806)	(162,044)	(7,390,193)	992,461
Shares issued under stock-based compensation plans	2,258	3	161	—	—	—	—	164
Stock-based compensation expense	—	—	203,619	—	—	—	—	203,619
Common stock issued under employee stock purchase plan	461	—	33,462	—	—	—	—	33,462
Stock repurchases, net	—	—	—	—	—	(4,731)	(511,153)	(511,153)
Restricted shares turned in for tax withholding	—	—	—	—	—	(739)	(71,593)	(71,593)
Cash dividends declared	—	—	—	(46,799)	—	—	—	(46,799)
Other comprehensive income, net of tax	—	—	—	—	2,652	—	—	2,652
Settlement of convertible notes and hedges	1,291	1	138,231	—	—	(1,291)	(141,217)	(2,985)
Other	—	—	3,467	(2,111)	—	—	—	1,356
Accelerated stock repurchase program	—	—	150,000	—	—	(9,522)	(900,000)	(750,000)
Cumulative-effect adjustment from adoption of accounting standards	—	—	—	132,778	—	—	—	132,778
Temporary equity reclassification	—	—	(8,110)	—	—	—	—	(8,110)
Net income	—	—	—	575,667	—	—	—	575,667
Balance at December 31, 2018	309,761	310	5,404,500	4,169,019	(8,154)	(178,327)	(9,014,156)	551,519
Shares issued under stock-based compensation plans	2,603	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	278,892	—	—	—	—	278,892
Common stock issued under employee stock purchase plan	471	—	39,469	—	—	—	—	39,469
Temporary equity reclassification	—	—	8,110	—	—	—	—	8,110
Stock repurchases, net	—	—	—	—	—	(4,534)	(453,853)	(453,853)
Restricted shares turned in for tax withholding	—	—	—	—	—	(882)	(89,213)	(89,213)
Cash dividends declared	—	—	—	(182,947)	—	—	—	(182,947)
Settlement of convertible notes and hedges	4,950	5	509,519	—	—	(4,950)	(509,524)	—
Settlement of warrants	975	1	—	—	—	—	—	1
Cumulative-effect adjustment from adoption of accounting standards	—	—	—	838	—	—	—	838
Other	—	—	8,578	(8,578)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	3,027	—	—	3,027
Net income	—	—	—	681,813	—	—	—	681,813
Balance at December 31, 2019	318,760	319	6,249,065	4,660,145	(5,127)	(188,693)	(10,066,746)	837,656
Shares issued under stock-based compensation plans	2,721	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	307,710	—	—	—	—	307,710
Common stock issued under employee stock purchase plan	483	—	44,635	—	—	—	—	44,635
Stock repurchases, net	—	—	—	—	—	(2,479)	(288,483)	(288,483)
Restricted shares turned in for tax withholding	—	—	—	—	—	(893)	(121,652)	(121,652)
Cash dividends declared	—	—	—	(172,006)	—	—	—	(172,006)
Accelerated stock repurchase program	—	—	—	—	—	(7,378)	(1,000,000)	(1,000,000)
Cumulative-effect adjustment from adoption of accounting standards	—	—	—	(1,641)	—	—	—	(1,641)
Other	—	—	6,611	(6,611)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	1,478	—	—	1,478
Net income	—	—	—	504,446	—	—	—	504,446
Balance at December 31, 2020	321,964	322	6,608,018	4,984,333	(3,649)	(199,443)	(11,476,881)	112,143
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
Operating Activities	(In thousands)
Net income	$504,446	$681,813	$575,667
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of intangible assets	35,581	67,230	62,913
Depreciation and amortization of property and equipment	65,125	72,079	78,983
Amortization of debt discount and transaction costs	2,905	10,219	39,099
Amortization of deferred costs	57,539	44,829	38,144
Amortization of operating lease right-of-use assets	49,704	50,163	—
Stock-based compensation expense	307,710	278,892	203,619
Deferred income tax benefit	(3,974)	(244,933)	(13,156)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	(20,796)	2,631	7,950
Other non-cash items	26,315	10,630	11,872
Total adjustments to reconcile net income to net cash provided by operating activities	520,109	291,740	429,424
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(151,830)	(38,994)	18,703
Inventories	(4,220)	3,046	(8,239)
Prepaid expenses and other current assets	(44,447)	(7,129)	(7,855)
Other assets	(119,807)	(74,152)	(33,638)
Income taxes, net	(51,505)	(22,147)	(56,988)
Accounts payable	7,532	8,994	6,804
Accrued expenses and other current liabilities	161,454	(25,722)	36,967
Deferred revenues	106,785	(38,780)	69,499
Other liabilities	7,292	4,401	5,001
Total changes in operating assets and liabilities, net of the effects of acquisitions	(88,746)	(190,483)	30,254
Net cash provided by operating activities	935,809	783,070	1,035,345
Investing Activities
Purchases of available-for-sale investments	(513,608)	(20,003)	(466,687)
Proceeds from sales of available-for-sale investments	157,248	942,985	455,417
Proceeds from maturities of available-for-sale investments	277,056	178,070	468,145
Purchases of property and equipment	(41,438)	(63,454)	(69,354)
Cash paid for acquisitions, net of cash acquired	—	—	(248,929)
Cash paid for licensing agreements, patents and technology	(8,581)	(3,500)	(3,210)
Other	(8,982)	1,651	(3,202)
Net cash (used in) provided by investing activities	(138,305)	1,035,749	132,180
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	—	—	164
Proceeds from term loan credit agreement, net of issuance costs	998,846	—	—
Repayment of term loan credit agreement	(750,000)	—	—
Proceeds from 2030 Notes, net of issuance costs	738,107	—	—
Proceeds from credit facility	—	200,000	—
Repayment of credit facility	—	(200,000)	—
Repayment of acquired debt	—	—	(5,674)
Repayment on convertible notes	—	(1,164,497)	(272,986)
Stock repurchases, net	(1,288,483)	(453,853)	(1,261,153)
Cash paid for tax withholding on vested stock awards	(121,652)	(89,213)	(71,593)
Cash paid for dividends	(172,006)	(182,947)	(46,799)
Net cash used in financing activities	(595,188)	(1,890,510)	(1,658,041)
Effect of exchange rate changes on cash and cash equivalents	4,818	(1,314)	(5,848)
Change in cash and cash equivalents	207,134	(73,005)	(496,364)
Cash and cash equivalents at beginning of year	545,761	618,766	1,115,130
Cash and cash equivalents at end of year	$752,895	$545,761	$618,766
Supplemental Cash Flow Information
Cash paid for income taxes	$92,838	$86,460	$110,808
Cash paid for interest	$52,638	$37,667	$41,834
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND ORGANIZATION
Citrix Systems, Inc. ("Citrix" or the "Company"), is a Delaware corporation incorporated on April 17, 1989. Citrix is an enterprise software company focused on helping organizations deliver a consistent and secure work experience no matter where work needs to get done - in the office, at home, or in the field. Citrix does this by delivering a digital workspace solution that gives each employee the resources and space they need to do their best work.
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
The Company's revenues are derived from sales of its Workspace solutions, App Delivery and Security (formerly Networking) products and related Support and services. The Company operates under one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. See Note 12 for more information on the Company's segment.
2. SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy
The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific and Japan ("APJ"). All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
Recent Accounting Pronouncements
Current Expected Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on the measurement of credit losses on financial instruments. Previously, credit losses were measured using an incurred loss approach when it was probable that a credit loss had been incurred. The new guidance changes the credit loss model from an incurred loss to an expected loss approach. It requires the application of a current expected credit loss (“CECL”) impairment model to financial assets measured at amortized cost (including trade accounts receivable) and certain off-balance-sheet credit exposures. Under the CECL model, lifetime expected credit losses on such financial assets are measured and recognized at each reporting date based on historical, current, and forecasted information. The standard also changes the impairment model for available-for-sale debt securities, eliminating the concept of other than temporary impairment and requiring credit losses to be recorded through an allowance for credit losses. The amount of the allowance for credit losses for available-for-sale debt securities is limited to the amount by which fair value is below amortized cost. The Company adopted this standard as of January 1, 2020 using the required modified retrospective adoption method. Results for periods beginning after January 1, 2020 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported under the previous accounting guidance. Adoption of the new standard did not have a material impact on the Company's consolidated financial position, results of operations and cash flows. See Note 4 for additional information regarding the Company’s allowance for credit losses.
Fair Value Measurements
In August 2018, the FASB issued an accounting standard update on fair value measurements. The new guidance modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new disclosure requirements. The Company adopted this standard as of January 1, 2020, and it did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Income Taxes
In December 2019, the FASB issued an accounting standard update on income taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted this standard effective January 1, 2021. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued an accounting standard update to guidance applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic of the codification as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the impact, but does not expect the standard to have a material impact on its consolidated financial position, results of operations and cash flows.
Reclassifications
Certain reclassifications of the prior years' amounts have been made to conform to the current year's presentation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include estimation for reserves for legal contingencies, the standalone selling price related to revenue recognition, the provision for credit losses related to accounts receivable, contract assets, and available-for-sale debt securities, the provision to reduce obsolete or excess inventory to net realizable value, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards and measurement of expense related to performance stock units, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, net realizable value of product related and other intangible assets, the provision for income taxes, valuation allowance for deferred tax assets, uncertain tax positions, and the amortization and depreciation periods for contract acquisition costs, intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2020 and 2019 include marketable securities, which are primarily money market funds, commercial paper, agency, and government securities and corporate securities with initial or remaining contractual maturities when purchased of three months or less.
Available-for-sale Investments
Short-term and long-term available for sale investments in debt securities at December 31, 2020 and 2019 primarily consist of agency securities, corporate securities and government securities. Investments classified as available-for-sale debt securities are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize unrealized changes in the fair value of its available-for-sale debt securities in income unless a security is deemed to be impaired.
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
Inventory
Inventories are stated at the lower of cost or net realizable value on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of December 31, 2020 and 2019.
Contract acquisition costs
The Company is required to capitalize certain contract acquisition costs, consisting primarily of commissions paid and related payroll taxes when contracts are signed. The asset recognized from capitalized incremental and recoverable acquisition costs is amortized over the expected period of benefit on a basis consistent with the pattern of transfer of the products or

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
services to which the asset relates. The Company elects to apply a practical expedient to expense contract acquisition costs as incurred where the pattern of transfer is one year or less.
The Company’s typical contracts include performance obligations related to subscription, product and licenses, and support and services. Contract acquisition costs are allocated to performance obligations using a portfolio approach. The Company assesses its sales compensations plans at least annually to evaluate whether contract acquisition costs for renewals and extensions are commensurate with those related to initial contracts. If concluded to be commensurate, the contract acquisition costs are amortized over the contractual term on a basis consistent with the pattern of transfer of the products or services to which the asset relates. If concluded not to be commensurate, the contract acquisition costs are amortized over the greater of the contractual term or estimated customer life on a basis consistent with the pattern of transfer of the products or services to which the asset relates. The Company estimates an average customer life of three years to five years, which it believes is appropriate based on consideration of the historical average customer life and the estimated useful life of the underlying product and license sold as part of the transaction.
For the years ended on December 31, 2020, 2019 and 2018, the Company recorded amortization of capitalized contract acquisition costs of $57.5 million, $44.8 million and $38.1 million, respectively, which are recorded in Sales, Marketing and Services expense in the accompanying consolidated statements of income. As of December 31, 2020 and 2019, the Company's short-term and long-term contract acquisition costs were $71.5 million and $124.7 million, and $50.4 million and $81.0 million respectively, and are included in Prepaid and other current assets and Other assets, respectively, in the accompanying consolidated balance sheets. There was no impairment loss in relation to costs capitalized during the years ended December 31, 2020, 2019 and 2018.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is generally three years for computer equipment; the lesser of the lease term or ten years for leasehold improvements, which is the estimated useful life; seven years for office equipment and furniture and the Company’s enterprise resource planning systems; and forty years for buildings.
During 2020 and 2019, the Company retired $9.3 million and $10.9 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of the assets retired was not material and no material asset retirement obligations were associated with them.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and equipment consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Buildings	$76,152	$76,152
Computer equipment	209,605	205,063
Software	467,553	451,927
Equipment and furniture	88,019	85,356
Leasehold improvements	201,645	199,813
	1,042,974	1,018,311
Less: accumulated depreciation and amortization	(861,933)	(806,099)
Assets under construction	11,001	2,913
Land	16,769	16,769
Total	$208,811	$231,894
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
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment analysis completed during the fourth quarters of 2020 and 2019. See Note 12 for more information regarding the Company's segment.
The following table presents the change in goodwill during 2020 and 2019 (in thousands):

	Balance at January 1, 2020	Additions	Other	Balance at December 31, 2020	Balance at January 1, 2019	Additions	Other		Balance at December 31, 2019
Goodwill	$1,798,408	$—	$—	$1,798,408	$1,802,670	$—	$(4,262)	(1)	$1,798,408

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
Intangible assets consist of the following (in thousands):

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$742,949	$665,798	6.06
Other	187,791	183,451	6.22
Total	$930,740	$849,249	6.09

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$734,973	$633,633	6.04
Other	187,173	180,035	6.23
Total	$922,146	$813,668	6.08
Amortization and impairment of product related intangible assets, which consists primarily of product-related technologies and patents, was $32.8 million and $51.3 million for the year ended December 31, 2020 and 2019, respectively, and is classified as a component of Cost of net revenues in the accompanying consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and covenants not to compete was $2.8 million and $15.9 million for the year ended December 31, 2020 and 2019, respectively, and is classified as a component of Operating expenses in the accompanying consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of December 31, 2020 is as follows (in thousands):

Year ending December 31,
2021	$24,019
2022	21,820
2023	17,553
2024	6,518
2025	4,866
Thereafter	6,715
Total	$81,491

Software Development Costs
The authoritative guidance requires certain internal software development costs related to software to be sold to be capitalized upon the establishment of technological feasibility. The Company's software development costs incurred subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed as incurred.
Internal Use Software
In accordance with the authoritative guidance, the Company capitalizes external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software. The amount of costs capitalized during the years ended 2020 and 2019 relating to internal use software was $2.1 million and $3.4 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three years to seven years, and are included in property and equipment in the accompanying consolidated

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
balance sheets. The total amounts charged to expense relating to internal use software was approximately $12.6 million, $19.7 million and $25.9 million, during the years ended December 31, 2020, 2019 and 2018, respectively.
The Company capitalized costs related to internally developed computer software to be sold as a service related to its Workspace offerings, incurred during the application development stage, of $22.3 million and $10.6 million, during the years ended December 31, 2020 and 2019, respectively, and is amortizing these costs once the project is completed and placed in service over the expected lives of the related services, which is generally two years to five years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internally developed computer software to be sold as a service was approximately $11.8 million, $13.0 million and $14.4 million, during the years ended December 31, 2020, 2019 and 2018, respectively, which are included in Cost of subscription, support and services.
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
The Company had accrued $14.0 million and $12.5 million for these pension liabilities at December 31, 2020 and 2019, respectively. Expenses for the programs for 2020, 2019 and 2018 amounted to $1.2 million, $1.6 million and $1.8 million, respectively.
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
Product Concentration
The Company derives a substantial portion of its revenues from its Workspace solutions, which include its Citrix Virtual Apps and Desktops solutions and related services, and anticipates that these solutions and future derivative solutions and product lines based upon this technology will continue to constitute a majority of its revenue. The Company could experience declines in demand for its Workspace solutions and other solutions, whether as a result of general economic conditions, including the impact of the novel coronavirus ("COVID-19"), the delay or reduction in technology purchases, new competitive product releases, price competition, and lack of success of its strategic partners, technological change or other factors. Additionally, the Company's App Delivery and Security products generate revenues from a limited number of customers. As a result, if the App Delivery and Security product grouping loses certain customers or one or more such customers significantly decreases its orders, the Company's business, results of operations and financial condition could be adversely affected.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cost of Net Revenues
Cost of subscription, support and services revenues consists primarily of compensation and other personnel-related costs of providing technical support, consulting and cloud capacity costs, as well as the costs related to providing the Company's offerings delivered via the cloud and hardware costs related to certain on-premise subscriptions offerings.
Cost of product and license revenues consists primarily of hardware, royalties, product media and duplication, manuals, shipping expense, and packaging materials.
In addition, the Company is a party to licensing agreements with various entities, which give the Company the right to use certain software code in its solutions or in the development of future solutions in exchange for the payment of fixed fees or amounts based upon the sales of the related product. Costs related to these agreements are included in Cost of net revenues.
Also included in Cost of net revenues is amortization and impairment of product related intangible assets.
Foreign Currency
The functional currency for all of the Company’s wholly-owned foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of such subsidiaries are remeasured into U.S. dollars at exchange rates in effect at the balance sheet date, and revenues and expenses are remeasured at average rates prevailing during the year. Foreign currency transaction gains and losses are the result of exchange rate changes on transactions denominated in currencies other than the functional currency. The remeasurement of those foreign currency transactions is included in determining net income or loss for the period of exchange.
Advertising Costs
The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its solutions. The Company also has strategic development funds and cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Company solutions. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenses. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising were approximately $118.4 million, $90.4 million and $99.1 million, during the years ended December 31, 2020, 2019 and 2018, respectively.
Income Taxes
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is currently under examination by the United States Internal Revenue Service for the 2017 and 2018 tax years. With few exceptions, the Company is generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions by tax authorities for years prior to 2017.
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
Leases
The Company leases certain office space and equipment under various leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets. Finance leases were not material to the consolidated balance sheets as of December 31, 2020 and 2019, respectively.
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
Subscription
Subscription revenues primarily consist of cloud-hosted offerings which provide customers a right to access one or more of the Company’s cloud-hosted subscription offerings, with routine customer support, as well as revenues from the CSP program, on-premise subscription software licenses, and hybrid subscription offerings. For the Company’s cloud-hosted performance obligations, revenue is generally recognized on a ratable basis over the contract term beginning on the date that the Company's service is made available to the customer, as the Company continuously provides online access to the web-based software that the customer can use at any time. The CSP program provides subscription-based services in which the CSP partners host software services to their end users.
Product and license
Product and license revenues are primarily derived from perpetual offerings related to the Company’s Workspace solutions and App Delivery and Security products. For performance obligations related to perpetual software license agreements, the Company determined that its licenses are functional intellectual property that are distinct as the user can benefit

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
from the software on its own.
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
The Company’s typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied
Subscription
Cloud-hosted offerings	Over the contract term, beginning on the date that service is made available to the customer (over time)
CSP	As the usage occurs (over time)
On-premise subscription software licenses	When software activation keys have been made available for download (point in time)
On-premise subscription license updates and maintenance	Ratably over the course of the service term (over time)
Product and license
Software Licenses	When software activation keys have been made available for download (point in time)
Hardware	When control of the product passes to the customer; typically upon shipment (point in time)
Support and services
License updates and maintenance for perpetual software licenses	Ratably over the course of the service term (over time)
Professional services	As the services are provided (over time)
Sales tax
The Company records revenue net of sales tax.
Timing of revenue recognition

	December 31,
	2020	2019	2018
	(In Thousands)
Products and services transferred at a point in time	$813,525	$722,324	$821,111
Products and services transferred over time	2,423,175	2,288,240	2,152,792
Total net revenues	$3,236,700	$3,010,564	$2,973,903
Contract balances
The Company's short-term and long-term contract assets, net of allowance for credit losses, were $37.3 million and $41.7 million, respectively, as of December 31, 2020, and $12.2 million and $20.5 million, respectively, as of December 31, 2019, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying consolidated balance sheets. The increase in the Company's contract asset balances is primarily the result of unbilled amounts from multi-year on-premise licensing subscriptions where the revenue recognized exceeds the amount invoiced to the customer, and right to payment is not solely subject to the passage of time.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.51 billion and $392.4 million, respectively, as of December 31, 2020 and $1.35 billion and $443.5 million, respectively, as of December 31, 2019. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the year ended December 31, 2020, the Company recognized $1.33 billion of revenue that was included in the deferred revenue balance as of December 31, 2019. During the year ended December 31, 2019, the Company recognized $1.33 billion of revenue that was included in the deferred revenue balance as of December 31, 2018.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no material asset impairment charges related to contract assets for the years ended December 31, 2020 and 2019, respectively.
For the Company’s software and hardware products, the timing of payment is typically upfront for its perpetual offerings and the Company’s on-premise subscriptions. Therefore, deferred revenue is created when a contract includes performance obligations such as license updates and maintenance or certain professional services that are satisfied over time. For subscription contracts, the timing of payment is typically in advance of services, and deferred revenue is amortized as these services are provided over time.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$1,426,334	$84,728	$714	$1,511,776
Support and services	1,391,574	33,367	1,931	1,426,872
Total net revenues	$2,817,908	$118,095	$2,645	$2,938,648

4. CREDIT LOSSES
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
The Company's accounts receivable, which are typically due within one year, consist of the following (in thousands):

December 31, 2020
Accounts receivable, gross	$883,877
Less: allowance for returns	(10,449)
Less: allowance for credit losses	(15,419)
Accounts receivable, net	$858,009
The allowance for credit losses on accounts receivable is determined using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are judgmentally determined using loss rates based on historical write-offs by geography and customer accounts subject to credit check versus non-credit check status and

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consideration of recent forecasted information, including underlying economic expectations. The credit loss reserves are updated quarterly for most recent write-offs and collections information and underlying economic expectations, which for the year ended December 31, 2020 included consideration of the current and expected future economic and market conditions surrounding the COVID-19 pandemic. The Company will compare its current estimate of expected credit losses with the estimate of credit losses from the prior period and will report in net income the amount necessary to adjust the allowance for current expected credit losses. Credit loss expense is included within General and administrative expenses in the accompanying consolidated statements of income.
The activity in the Company's allowance for credit losses for the year ended December 31, 2020 is summarized as follows (in thousands):

Total
Balance of allowance for credit losses at January 1, 2020	$6,161
Adjustment for credit losses standard adoption	1,245
Current period provision for expected losses	10,094
Write-offs charged against allowance	(2,149)
Recoveries of any amounts previously written off	68
Balance of allowance for credit losses at December 31, 2020	$15,419
If the financial condition of a significant customer were to deteriorate, the Company’s operating results could be adversely affected. As of December 31, 2020 and 2019, one distributor accounted for 19% and 14%, respectively, of the Company's total gross accounts receivable.
Available-for-sale Investments
The allowance for credit losses on the Company's investments in available-for-sale debt securities is determined using a quantitative discounted cash flow analysis if impairment triggers exist after a qualitative screen is completed. Impairment on available-for-sale debt securities is determined on an individual security basis and the security is subject to impairment when its fair value declines below its amortized cost basis. If the fair value is less than the amortized cost basis, management must then determine whether it intends to sell the security or whether it is more likely than not that it will be required to sell the security before it recovers its value. If management intends to sell the security or will more-likely-than-not be required to sell the impaired security before it recovers its value, a credit loss is recorded to Other income (expense), net in the accompanying consolidated statements of income. If management does not intend to sell the security, nor will it more-likely-than-not be required to sell the security before the security recovers its value, management must then determine whether the loss is due to credit loss or other factors. For impairment indicators due to credit loss factors, management establishes an allowance for credit losses with a charge to Other income (expense), net. For impairment indicators due to other factors, management records the loss with a charge to Accumulated other comprehensive loss in the accompanying consolidated balance sheets.
Upon adoption of the credit loss standard, the Company established an allowance for credit losses and did not have any credit loss expense recorded related to available-for-sale debt securities for the year ended December 31, 2020. See Note 5 for more information on allowances for credit losses related to available-for-sale debt securities.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. INVESTMENTS
Available-for-sale Investments
Investments in available-for-sale debt securities at fair value were as follows for the periods ended (in thousands):

	December 31, 2020
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Agency securities	$3,300	$—	$—	—	$3,300
Corporate securities	70,829	4	(2)	(147)	70,684
Government securities	64,494	1	(1)	—	64,494
Total	$138,623	$5	$(3)	$(147)	$138,478

	December 31, 2019
Description of the Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Agency securities	$1,681	$1	$—	$1,682
Corporate securities	49,027	6	(149)	48,884
Government securities	9,124	5	—	9,129
Total	$59,832	$12	$(149)	$59,695
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
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2020 were approximately two months and two years, respectively.
Realized and Unrealized Gains and Losses on Available-for-sale Investments
For the year ended December 31, 2020, the Company had no realized gains on available-for-sale investments. For the year ended December 31, 2019, the Company had realized gains on the sales of available-for-sale investments of $1.5 million.
Effective January 1, 2020, the new CECL guidance requires the recognition of an allowance for estimated credit losses on investments in available-for-sale debt securities. For the year ended December 31, 2020, the Company had no realized losses on available-for-sale investments. For the year ended December 31, 2019, the Company had realized losses on available-for-sale investments of $0.9 million. Realized losses primarily related to sales of these investments during the respective periods. All realized gains and losses related to the sales of available-for-sale investments are included in Other income (expense), net, in the accompanying consolidated statements of income.
As of December 31, 2019, the Company's gross unrealized losses on available-for-sale debt investments were $0.1 million and were not deemed to be other-than-temporarily impaired under the prior accounting guidance.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of approximately $22.5 million and $12.3 million as of December 31, 2020, and 2019, respectively, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly. The fair value of these investments represents a Level 3 valuation as the assumptions used in valuing these investments are not directly or indirectly observable. See Note 6 for detailed information on fair value measurements.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $11.3 million and $11.2 million as of December 31, 2020, and 2019, respectively, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. These private equity funds focus on making venture capital investments, principally by investing in equity securities of early and late stage privately held corporations. The funds’ general partner shall determine the amount, timing and form (whether cash or in kind) of all distributions made by the funds. The Company may only transfer its investments in private equity fund interests subject to the general partner’s written consent and cannot trade its fund interests in established securities markets, secondary markets or equivalents thereof. The Company has unfunded commitments of $0.4 million as of December 31, 2020.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2020	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$375,874	$375,874	$—	$—
Money market funds	23,089	23,089	—	—
Corporate securities	166,436	—	166,436	—
Government securities	187,496		187,496	—
Available-for-sale securities:
Agency securities	3,300	—	3,300	—
Corporate securities	70,684	—	70,184	500
Government securities	64,494	—	64,494	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,012	—	4,012	—
Total assets	$895,385	$398,963	$495,922	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,447	—	1,447	—
Total liabilities	$1,447	$—	$1,447	$—

	As of December 31, 2019	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$474,756	$474,756	$—	$—
Money market funds	42,019	42,019	—	—
Agency securities	19,993	—	19,993	—
Corporate securities	8,993	—	8,993	—
Available-for-sale securities:
Agency securities	1,682	—	1,682	—
Corporate securities	48,884	—	47,884	1,000
Government securities	9,129	—	9,129	—
Prepaid expenses and other current assets:
Foreign currency derivatives	1,889	—	1,889	—
Total assets	$607,345	$516,775	$89,570	$1,000
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,390	—	1,390	—
Total liabilities	$1,390	$—	$1,390	$—
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
Assets Measured at Fair Value on a Non-recurring Basis Using Significant Unobservable Inputs (Level 3)
During the year ended December 31, 2020, certain direct investments in privately-held companies with a combined carrying value of $6.3 million were determined to be impaired and written down to their fair values of $4.5 million, resulting in impairment charges of $1.8 million. The impairment charges were included in Other income (expense), net in the accompanying consolidated statements of income.
During the year ended December 31, 2019, certain direct investments in privately-held companies with a combined carrying value of $2.4 million were determined to be impaired and have been written down to their fair values of $0.4 million resulting in impairment charges of $2.0 million. The impairment charges were included in Other income (expense), net in the accompanying consolidated statements of income.
In determining the fair value of the investments, the Company considers many factors including but not limited to operating performance of the investee, the amount of cash that the investee has on-hand, the ability to obtain additional financing and the overall market conditions in which the investee operates.
During the year ended December 31, 2020, the Company determined there was an upward adjustment of $1.8 million to one of the Company's investments in a privately-held company without a readily determinable fair value based on an observable input, specifically its ability to obtain additional financing at a favorable valuation. During the year ended December 31, 2019, the Company determined that there were no material adjustments resulting from observable price changes to the Company’s investments in privately-held companies without a readily determinable fair value.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of December 31, 2020, the fair value of the $750.0 million unsecured senior notes due March 1, 2030 (the "2030 Notes") and $750.0 million of unsecured senior notes due December 1, 2027 (the "2027 Notes") was determined based on inputs that are observable in the market (Level 2). Based on the closing trading price per $100 as of the last day of trading for the year ended December 31, 2020, the carrying value was as follows (in thousands):

	Fair Value	Carrying Value
2030 Notes	$828,278	$739,106
2027 Notes	$881,430	$743,816
See Note 13 for more information on the 2030 Notes and 2027 Notes.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consist of the following:

	December 31,
	2020	2019
	(In thousands)
Accrued commissions	$115,459	$57,079
Accrued compensation and employee benefits	192,367	139,767
Other accrued expenses	199,359	134,834
Total	$507,185	$331,680

8. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2020, the Company had one stock-based compensation plan under which it was granting equity awards. The Company is currently granting stock-based awards from its Second Amended and Restated 2014 Equity Incentive Plan (the "2014 Plan"), which was approved at the Company's Annual

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Meeting of Stockholders on June 22, 2017. In March 2019, the Company's Board of Directors adopted an amendment to the 2014 Plan, which was approved at the Company's Annual Meeting of Stockholders on June 4, 2019. In April 2020, the Company's Board of Directors adopted a second amendment to the 2014 Plan, which was approved at the Company's Annual Meeting of Stockholders on June 3, 2020. The Company’s superseded stock plans with outstanding awards include the Amended and Restated 2005 Equity Incentive Plan.
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. ISOs, NSOs, and SARs are not currently being granted. The June 2019 amendment removes the fungible share adjustment used to determine shares available for issuance, while prior to the June 2019 amendment, shares available for issuance were adjusted by a 2.75 fungible share factor. Beginning on June 4, 2019, each share award granted under the 2014 Plan will reduce the share reserve by one share and all share awards granted on June 4, 2019 and thereafter that are later forfeited, canceled or terminated will be returned to the share reserve in the same manner. Pursuant to the June 2020 amendment, the maximum number of shares of common stock available for issuance under the 2014 Plan was increased to 51,300,000. In addition, the amendment extended the term of the 2014 Plan to June 3, 2030 and updated the vesting provisions from monthly to annual vesting for annual director awards, consistent with the Company's current compensation program for non-employee directors. Under the 2014 Plan, NSOs must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of December 31, 2020, there were 17,937,529 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans including authorization under its 2014 Plan to grant stock-based awards covering 12,703,071 shares of common stock.
In December 2014, the Company’s Board of Directors approved the 2015 Employee Stock Purchase Plan (the “2015 ESPP”), which was approved by stockholders at the Company’s Annual Meeting of Stockholders held on May 28, 2015. Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of December 31, 2020, 2,675,657 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plan of $12.6 million, $12.4 million and $9.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company used the Black-Scholes model to estimate the fair value of the 2015 ESPP awards with the following weighted-average assumptions:

Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Expected volatility factor	0.21 - 0.35	0.22 - 0.29	0.26 - 0.29
Risk free interest rate	0.13% - 2.06%	2.06% - 2.49%	1.12% - 2.19%
Expected dividend yield	0.92% - 1.39%	1.27% - 1.39%	0% - 1.27%
Expected life (in years)	0.5	0.5	0.5

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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
yield has been updated for expected dividend yield payout. The expected term is based on the term of the purchase period for grants made under the ESPP.
Expense Information
The Company recorded stock-based compensation costs, related deferred tax assets and tax benefits of $307.7 million, $61.0 million and $83.4 million, respectively, in 2020, $278.9 million, $54.4 million and $59.5 million, respectively, in 2019 and $203.6 million, $39.7 million and $49.7 million, respectively, in 2018.
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

Income Statement Classifications	2020	2019	2018
Cost of subscription, support and services	$13,253	$10,921	$7,979
Research and development	108,032	104,553	66,154
Sales, marketing and services	102,765	95,535	72,406
General and administrative	83,660	67,883	57,080
Total	$307,710	$278,892	$203,619

Non-vested Stock Units
Service Based Stock Units
The Company also awards senior level employees, certain other employees and new non-employee directors, non-vested stock units granted under the 2014 Plan that vest based on service. The majority of these non-vested stock unit awards generally vest 33.33% on each of the first, second, and third anniversary subsequent to the grant date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its continuing non-employee directors, which represent the right to receive one share of the Company's common stock upon vesting. Previously, non-vested stock unit awards granted to the Company's continuing non-employee directors vested monthly in 12 equal installments. Beginning in 2020, new awards granted to non-employee directors will vest in full in one installment on the earlier of: (i) the first anniversary of the award date; or (ii) the day immediately prior to the Company’s next annual meeting of the stockholders following the award date.
Company Performance Stock Units
On April 1, 2020, the Company awarded senior level employees 294,605 non-vested performance stock unit awards granted under the 2014 Plan. The number of non-vested performance stock units that ultimately vest will be determined within sixty days following completion of the performance period ending December 31, 2022 and will be based on the achievement of specific corporate financial performance goals related to the Company’s annualized recurring revenue (ARR) growth measured during the period from January 1, 2020 to December 31, 2022. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Compensation expense is being recorded through the end of the performance period on December 31, 2022 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
On April 6, 2020, the Company awarded certain senior level employees 90,756 non-vested performance stock unit awards granted under the 2014 Plan that vest based on the Company’s ARR growth during the relevant performance periods, which span January 1, 2020 through December 31, 2021. The number of non-vested stock units issued upon the vesting of the award will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Compensation expense is being recorded through the end of the performance period on December 31, 2021 if it is deemed probable that the performance goals

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed. Finally, half of these awards vested on December 31, 2020, which corresponds to the award’s interim performance period, and met the underlying performance metrics. The final payout approval related to these awards will be obtained within sixty days of the vesting date in accordance with the award provisions. The remaining unvested awards are subject to vesting by the end of the performance period on December 31, 2021. Accordingly, compensation expense on those unvested awards will be recorded through December 31, 2021.
In April 2019, the Company awarded senior level employees 293,991 non-vested performance stock unit awards granted under the 2014 Plan. The number of non-vested stock units underlying the award will be determined within sixty days following completion of the performance period ending December 31, 2021 and will be based on the achievement of specific corporate financial performance goals related to subscription bookings as a percentage of total subscription and product bookings measured during the period from January 1, 2021 to December 31, 2021. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Compensation expense is being recorded through the end of the performance period on December 31, 2021 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
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
In March 2018, the Company awarded senior level employees 268,729 non-vested performance stock unit awards granted under the 2014 Plan. The number of non-vested stock units underlying the award will be determined within sixty days following completion of the performance period ending December 31, 2020 and will be based on the achievement of specific corporate financial performance goals related to subscription bookings as a percentage of total product bookings measured during the period from January 1, 2020 to December 31, 2020. As defined in the applicable award agreements, total product bookings includes subscription bookings. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Finally, these awards vested on December 31, 2020 and met the underlying performance metrics. As a result, compensation expense was recorded through the end of the performance period. The final payout approval related to the awards will be obtained within sixty days of the vesting date in accordance with the award provisions.
The Company recorded stock-based compensation costs related to its company performance stock units of $50.5 million, $40.2 million and $17.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Modification of Market and Company Performance Stock Units
On April 22, 2019, the change in control provisions of the unvested and outstanding February 2019 and March 2018 company performance stock unit awards were modified such that if a change in control were to occur prior to the end of the award’s performance period, the award would be deemed earned at 200% of the target award, subject to time-based vesting and the awardee’s continuous employment through the end of the award’s performance periods. Previously, the change in control provisions of these awards allowed for either pro rata vesting or vesting based on interim performance through the change in control date. No incremental compensation expense was recorded as a result of this modification given the improbable nature of a change in control event.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non Vested Stock Unit Activity for the Year
The following table summarizes the Company's non-vested stock unit activity for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock units at December 31, 2019	5,688,534	$96.68
Granted	2,728,869	137.95
Vested	(2,668,847)	97.41
Forfeited	(563,511)	108.62
Non-vested stock units at December 31, 2020	5,185,045	116.86
For the years ended December 31, 2020, 2019 and 2018, the Company recognized stock-based compensation expense of $295.1 million, $266.5 million and $193.8 million, respectively, over the vesting period of the respective stock units. The fair value of the stock units vested in 2020, 2019, and 2018 was $260.0 million, $246.7 million and $149.3 million, respectively. As of December 31, 2020, there was $416.3 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost is expected to be recognized over a weighted-average period of 1.58 years.
Benefit Plan
The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute up to 90% of their annual eligible earnings to the plan on a pretax and after-tax basis, including Roth contributions, limited to an annual maximum amount as set periodically by the IRS. The Company, at its discretion, may contribute up to $0.50 for each dollar of employee contribution. The Company’s total matching contribution to an employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $15.4 million, $14.4 million and $13.0 million in 2020, 2019 and 2018, respectively. The Company’s matching contributions vest immediately.
9. CAPITAL STOCK
Stock Repurchase Programs
The Company’s Board of Directors has authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At December 31, 2020, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes, the 2027 Notes and the term loan credit agreement (the “Term Loan Credit Agreement”), as well as proceeds from employee stock awards and the related tax benefit. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
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
On January 30, 2020, the Company used the proceeds from its Term Loan Credit Agreement to enter into accelerated share repurchase transactions ("ASR") with each of Goldman Sachs & Co. LLC and Wells Fargo Bank, National Association (each, a "Dealer") for an aggregate of $1.00 billion. Under the ASR transactions, the Company received an initial share delivery of 6.5 million shares of its common stock, with the remainder delivered upon completion of the ASR transactions. The total number of shares of common stock that the Company repurchased under each ASR agreement was based on the average of the daily volume-weighted average prices of its common stock during the term of the applicable ASR agreement, less a discount. The Company received delivery of 0.8 million shares of its common stock in August 2020 in final settlement of the ASR Agreement. See Note 13 for detailed information on the Term Loan Credit Agreement.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition to the ASR, during the year ended December 31, 2020, the Company expended $288.5 million on open market purchases under the stock repurchase program, repurchasing 2.5 million shares of outstanding common stock at an average price of $116.40.
During the year ended December 31, 2019, the Company expended $453.9 million on open market purchases under the stock repurchase program, repurchasing 4.5 million shares of outstanding common stock at an average price of $100.11.
During the year ended December 31, 2018, the Company expended $511.2 million on open market purchases under the stock repurchase program, repurchasing 4.7 million shares of outstanding common stock at an average price of $108.05.
Shares for Tax Withholding
During the years ended December 31, 2020, 2019 and 2018, the Company withheld 893,479 shares, 882,078 shares and 739,522 shares, respectively, from equity awards that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of equity awards was $121.7 million, $89.2 million and $71.6 million, for 2020, 2019 and 2018, respectively. These shares are reflected as treasury stock in the Company's consolidated balance sheets and the related cash outlays do not reduce the Company's total stock repurchase authority.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. No shares of such preferred stock were issued and outstanding at December 31, 2020 or 2019.
Cash Dividend
The following table provides information with respect to quarterly dividends on common stock during the years ended December 31, 2020 and 2019.

Declaration Date	Dividends per Share	Record Date	Payable Date
Fiscal Year 2020
January 22, 2020	$0.35	March 6, 2020	March 20, 2020
April 23, 2020	$0.35	June 5, 2020	June 19, 2020
July 23, 2020	$0.35	September 11, 2020	September 25, 2020
October 22, 2020	$0.35	December 8, 2020	December 22, 2020
Fiscal Year 2019
January 23, 2019	$0.35	March 8, 2019	March 22, 2019
April 24, 2019	$0.35	June 7, 2019	June 21, 2019
July 24, 2019	$0.35	September 6, 2019	September 20, 2019
October 24, 2019	$0.35	December 6, 2019	December 20, 2019
Subsequent Event
On January 19, 2021, the Company announced that its Board of Directors approved a quarterly cash dividend of $0.37 per share. This dividend is payable on March 26, 2021 to all shareholders of record as of the close of business on March 12, 2021. Future dividends will be subject to Board approval.
10. COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of, or a range of, the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company's views on the probable outcomes of any pending claims, suits, assessments, regulatory investigations, or other legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made. In addition, in accordance with the relevant authoritative guidance, for matters in which the likelihood of material loss is at least reasonably possible, the Company provides disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Purchase Obligations
The Company has agreements with suppliers to purchase inventory and estimates its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2021 to be $8.8 million. The Company also has contingent obligations to purchase inventory for the fiscal year ended December 31, 2021 of $19.9 million. The Company does not have any such purchase obligations beyond December 31, 2021.
Other Purchase Commitments
In May 2020, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, the Company is committed to a purchase of $1.00 billion throughout the term of the agreement. As of December 31, 2020, the Company had $950.0 million of remaining obligations under the purchase agreement.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company also recorded a valuation allowance of $33.5 million to reduce the cantonal deferred tax asset as it is not more likely than not the cantonal deferred tax asset will be fully realized. The income tax impact of the TRAF may be subject to change due to the issuance of further legislative guidance from the Swiss taxing authorities.
The United States and foreign components of income before income taxes are as follows:

	2020	2019	2018
	(In thousands)
United States	$43,003	$31,932	$174,519
Foreign	511,877	477,568	454,936
Total	$554,880	$509,500	$629,455

The components of the provision for income taxes are as follows:

	2020	2019	2018
	(In thousands)
Current:
Federal	$5,513	$7,718	$(19,461)
Foreign	49,862	63,205	70,146
State	(967)	1,697	16,259
Total current	54,408	72,620	66,944
Deferred:
Federal	(10,940)	(35,932)	1,899
Foreign	4,160	(209,010)	(14,804)
State	2,806	9	(251)
Total deferred	(3,974)	(244,933)	(13,156)
Total provision	$50,434	$(172,313)	$53,788

The following table presents the breakdown of net deferred tax assets:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets	$386,504	$361,814
Deferred tax liabilities	(3,185)	(2,630)
Total net deferred tax assets	$383,319	$359,184

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Accruals and reserves	$59,515	$53,465
Deferred revenue	34,596	58,977
Tax credits	146,470	107,046
Net operating losses	54,882	56,156
Stock based compensation	45,346	40,182
Swiss tax reform	261,090	245,554
Acquired technology	2,346	—
Valuation allowance	(151,791)	(128,388)
Total deferred tax assets	452,454	432,992
Deferred tax liabilities:
Acquired technology	—	(3,521)
Depreciation and amortization	(23,445)	(34,653)
Prepaid expenses	(42,717)	(29,775)
Other	(2,973)	(5,859)
Total deferred tax liabilities	(69,135)	(73,808)
Total net deferred tax assets	$383,319	$359,184
The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2020, the Company determined a $151.8 million valuation allowance was necessary, which relates to deferred tax assets for net operating losses, tax credits and the cantonal deferred tax asset recorded due to the TRAF that may not be realized.
At December 31, 2020, the Company retained $136.9 million of remaining net operating loss carry forwards in the United States from acquisitions. The utilization of these net operating loss carry forwards are limited in any one year pursuant to Internal Revenue Code Section 382 and may begin to expire in 2022. At December 31, 2020, the Company held $134.3 million of remaining net operating loss carry forwards in foreign jurisdictions that begin to expire in 2022. At December 31, 2020, the Company held $181.0 million of federal and state research and development tax credit carry forwards in the United States, a portion of which may begin to expire in 2022.
A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory taxes	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	0.3	0.3	0.7
Foreign operations	(5.1)	(5.8)	(5.4)
Permanent differences	2.2	3.0	2.0
The 2017 Tax Act - tax rate impact on deferred taxes	—	—	(0.7)
The 2017 Tax Act - transition tax	—	—	(3.5)
Tax reform - Switzerland	—	(48.2)	—
Change in valuation allowance reserve	3.4	7.4	0.4
Change in deferred tax liability related to acquired intangibles	—	—	(0.1)
Tax credits	(8.1)	(8.4)	(5.8)
Stock-based compensation	(3.0)	(1.9)	(1.9)
Change in accruals for uncertain tax positions	(2.5)	(1.1)	1.8
Other	0.9	(0.1)	—
	9.1%	(33.8)%	8.5%

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s effective tax rate generally differs from the U.S. federal statutory rate primarily due to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland.
The Company's effective tax rate was approximately 9.1% and (33.8)% for the years ended December 31, 2020 and 2019, respectively. The increase in the effective tax rate when comparing the year ended December 31, 2020 to the year ended December 31, 2019, was primarily due to tax items unique to the period ended December 31, 2019. These amounts include an estimated income tax benefit of $112.1 million and $99.9 million attributable to the cantonal and federal impact of the TRAF, respectively, during the year ended December 31, 2019.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

Balance at December 31, 2017	$77,849
Additions based on tax positions related to the current year	10,168
Additions for tax positions of prior years	10,325
Reductions related to the expiration of statutes of limitations	(8,436)
Balance at December 31, 2018	89,906
Additions based on tax positions related to the current year	11,244
Additions for tax positions of prior years	3,414
Reductions related to the expiration of statutes of limitations	(20,098)
Balance at December 31, 2019	84,466
Additions based on tax positions related to the current year	15,182
Additions for tax positions of prior years	13,765
Reductions related to the expiration of statutes of limitations	(15,553)
Reductions related to audit settlements	(19,975)
Reductions for tax positions of prior years	(3,203)
Balance at December 31, 2020	$74,682
As of December 31, 2020, the Company's unrecognized tax benefits totaled approximately $74.7 million compared to $84.5 million as of December 31, 2019. At December 31, 2020, $62.3 million included in the balance for tax positions would affect the annual effective tax rate if recognized. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of December 31, 2020, the Company has accrued $6.4 million for the payment of interest.
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is currently under examination by the United States Internal Revenue Service for the 2017 and 2018 tax years. With few exceptions, the Company is generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions by tax authorities for years prior to 2017.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
International revenues (sales outside of the United States) accounted for 50.5%, 48.2% and 47.0% of the Company’s net revenues for the year ended December 31, 2020, 2019, and 2018, respectively.
Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2020	2019
	(In thousands)
Property and equipment, net:
United States	$160,825	$178,956
United Kingdom	23,434	24,681
Other countries	24,552	28,257
Total property and equipment, net	$208,811	$231,894

In fiscal years 2020, 2019 and 2018, one distributor accounted for 17%, 15% and 14% respectively, of the Company’s total net revenues. The Company’s distributor arrangements with the distributor consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions.
Revenues by product grouping were as follows for the years ended:

	December 31,
	2020	2019	2018
	(In thousands)
Net revenues:
Workspace (1)	$2,402,587	$2,127,350	$2,024,289
App Delivery and Security (2)	720,749	750,268	817,193
Professional services (3)	113,364	132,946	132,421
Total net revenues	$3,236,700	$3,010,564	$2,973,903

(1)Workspace revenues are primarily comprised of sales from the Company’s application virtualization solutions, which include Citrix Workspace, Citrix Virtual Apps and Desktops, the Company's unified endpoint management solutions, which include Citrix Endpoint Management and Citrix Content Collaboration.
(2)App Delivery and Security revenues primarily include Citrix ADC and Citrix SD-WAN
(3)Professional services revenues are comprised of revenues from consulting services primarily related to the Company's perpetual offerings and product training and certification services.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues by Geographic Location
The following table presents revenues by geographic location, for the years ended:

	December 31,
	2020	2019	2018
	(In thousands)
Net revenues:
Americas	$1,766,419	$1,704,763	$1,716,876
EMEA	1,147,731	991,216	956,365
APJ	322,550	314,585	300,662
Total net revenues	$3,236,700	$3,010,564	$2,973,903
Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2020, 2019 and 2018 were $199.3 million, $161.2 million and $141.9 million, respectively.
Strategic Service Providers
The Company defines Strategic Service Providers (SSP) as its three historically largest hyperscale App Delivery and Security customers. The following table summarizes SSP revenue for the years ended:

	December 31,
	2020	2019	2018
	(In thousands)
Net revenues:
SSP revenue	$90,800	$119,929	$152,995
Non-SSP revenue	3,145,900	2,890,635	2,820,908
Total net revenues	$3,236,700	$3,010,564	$2,973,903

Subscription Revenue
The Company's subscription revenue includes Software as a Service (SaaS), which is generally recognized ratably over time and non-SaaS, which is generally recognized at a point in time. The following table presents subscription revenues by SaaS and non-SaaS components, for the years ended:

	December 31,
	2020	2019	2018
	(In thousands)
Subscription:
SaaS	$540,807	$390,774	$273,771
Non-SaaS	573,991	260,036	181,505
Total Subscription revenue	$1,114,798	$650,810	$455,276

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT
The components of the Company's long-term debt were as follows (in thousands):

	December 31, 2020	December 31, 2019
Term Loan Credit Agreement	$250,000	$—
2027 Senior Notes	750,000	750,000
2030 Senior Notes	750,000	—
Total face value	1,750,000	750,000
Less: unamortized discount	(5,594)	(1,291)
Less: unamortized issuance costs	(11,784)	(5,783)
Total long-term debt	$1,732,622	$742,926
Term Loan Credit Agreement
On January 21, 2020, the Company entered into a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto from time to time (collectively, the “Lenders”). The Term Loan Credit Agreement provides the Company with facilities to borrow term loans on an unsecured basis in an aggregate principal amount of up to $1.00 billion, consisting of (i) a $500.0 million 364-day term loan facility (the “364-day Term Loan”), and (ii) a $500.0 million 3-year term loan (the “3-year Term Loan”), in each case in a single borrowing, subject to satisfaction of certain conditions set forth in the Term Loan Credit Agreement. On January 30, 2020, the Company borrowed $1.00 billion under the term loans and used the proceeds to enter into the ASR with each Dealer for an aggregate of $1.00 billion. See Note 9 for detailed information on the accelerated share repurchase.
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
The Term Loan Credit Agreement includes a covenant limiting the Company’s consolidated leverage ratio to not more than 3.5:1.0, subject to, upon the occurrence of a qualified acquisition, if so elected by the Company, a step-up to 4.0:1.0 for the four fiscal quarters following such qualified acquisition, and a covenant limiting the Company’s consolidated interest coverage ratio to not less than 3.0:1.0. The Term Loan Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control of the Company and bankruptcy-related defaults. The Lenders are entitled to accelerate repayment of the loans under the Term Loan Credit Agreement upon the occurrence of any of the events of default. In addition, the Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. In addition, the Term Loan Credit Agreement requires the Company to make prepayments of any net cash proceeds received in connection with the Company issuing or incurring debt or issuing equity, subject to certain ordinary course exceptions described in the Term Loan Credit Agreement. The Term Loan Credit Agreement also contains representations and warranties customary for an unsecured financing of this type. The Company was in compliance with these covenants as of December 31, 2020.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the year ended December 31, 2020, the Company used the net proceeds from the 2030 Notes and cash to repay $500.0 million under the 364-day Term Loan and $250.0 million under the 3-year Term Loan. As of December 31, 2020, $250.0 million in principal amount was outstanding under the 3-year Term Loan.
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
Credit Facility
On November 26, 2019, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with a group of financial institutions, which amends and restates the Company’s Credit Agreement, dated January 7, 2015. The Credit Agreement provides for a five year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The credit facility bears interest at a rate equal to (a) either (i) a LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s long-term debt rating as set forth in the Credit Agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.11% to 0.20% of the aggregate revolving commitments under the credit facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA or long-term credit rating. During the year ended December 31, 2019, the Company borrowed and repaid $200.0 million under the credit facility. As of December 31, 2020 and 2019, no amounts were outstanding under the credit facility.
The Credit Agreement contains certain financial covenants that require the Company to maintain a consolidated leverage ratio of not more than 3.5:1.0, subject to, upon the occurrence of a qualified acquisition, if so elected by the Company, a step-up to 4.0:1.0 for the four fiscal quarters following such qualified acquisition, and a consolidated interest coverage ratio of not less than 3.0:1.0. In addition, the Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. The Company was in compliance with these covenants as of December 31, 2020.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
shares of its common stock under the Bond Hedges (as defined below) that offset the issuance of shares of common stock upon conversion of the Convertible Notes.
The following table includes total interest expense recognized related to the Term Loan Credit Agreement, the 2030 Notes, the 2027 Notes, and the Convertible Notes (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contractual interest expense	$61,359	$35,383	$40,151
Amortization of debt issuance costs	2,170	1,670	4,663
Amortization of debt discount	572	8,272	34,228
	$64,101	$45,325	$79,042
See Note 6 to the Company's consolidated financial statements for fair value disclosures related to the Company's 2030 Notes and 2027 Notes.
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
14. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of December 31, 2020, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total cumulative unrealized gain on cash flow derivative instruments was $3.6 million at December 31, 2020, and is included in Accumulated other comprehensive loss in the accompanying consolidated balance sheets. See Note 16 for more information related to comprehensive income. The net unrealized gain as of December 31, 2020 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,945	Prepaid expenses and other current assets	$1,335	Accrued expenses and other current liabilities	$75	Accrued expenses and other current liabilities	$371

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$67	Prepaid expenses and other current assets	$554	Accrued expenses and other current liabilities	$1,372	Accrued expenses and other current liabilities	$1,019
The Effect of Derivative Instruments on Financial Performance

	For the Year ended December 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Other Comprehensive Income		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss
	2020	2019		2020	2019
Foreign currency forward contracts	$2,694	$1,853	Operating expenses	$(331)	$(1,616)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Year ended December 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2020	2019
Foreign currency forward contracts	Other income (expense), net	$(18,069)	$(1,135)

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Outstanding Foreign Currency Forward Contracts
As of December 31, 2020, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 20,000
Brazilian Real	BRL 3,500
British Pounds Sterling	GBP 13,000
Canadian Dollar	CAD 750
Chinese Yuan Renminbi	CNY 41,692
Czech Koruna	CZK 14,600
Danish Krone	DKK 1,150
Euro	EUR 1,664
Hong Kong Dollar	HKD 12,600
Indian Rupee	INR 487,000
Japanese Yen	JPY 627,000
Korean Won	KRW 1,570,000
Singapore Dollar	SGD 13,400
Swiss Franc	CHF 166,132

15. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise or settlement of stock awards and shares issuable under the employee stock purchase plan (calculated using the treasury stock method) during the period they were outstanding and potential dilutive common shares from the conversion spread on the Convertible Notes and the Warrants during the period they were outstanding.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$504,446	$681,813	$575,667
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	123,575	130,853	136,030
Effect of dilutive employee stock awards	2,577	2,196	2,653
Effect of dilutive Convertible Notes	—	1,422	5,769
Effect of dilutive warrants	—	1,024	1,482
Denominator for diluted earnings per share - weighted-average shares outstanding	126,152	135,495	145,934

Basic earnings per share	$4.08	$5.21	$4.23

Diluted earnings per share:	$4.00	$5.03	$3.94

For the year ended December 31, 2020, there were no weighted-average number of shares outstanding used in the computation of diluted earnings per share for the Warrants, as they expired on November 18, 2019. For the years ended December 31, 2019 and 2018, the weighted-average number of shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of the Warrants, as the average stock price during the year was above the weighted-average

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
warrant strike price of $94.42 and $94.94 per share, respectively. Anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were immaterial during the periods presented.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share because upon conversion the Company paid cash up to the aggregate principal amount of the Convertible Notes converted and delivered shares of common stock in respect of the remainder of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes converted. The conversion spread had a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeded the conversion price. For the year ended December 31, 2020, there was no dilution as the Convertible Notes matured on April 15, 2019. For the years ended December 31, 2019 and 2018, the average market price of the Company's common stock exceeded the conversion price, therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share. See Note 13 to for detailed information on the Convertible Notes offering.
16. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2019	$(2,946)	$(139)	$868	$(2,910)	$(5,127)
Other comprehensive income (loss) before reclassifications	—	128	2,363	(1,337)	1,154
Amounts reclassified from accumulated other comprehensive loss	—	(7)	331	—	324
Net current period other comprehensive income (loss)	—	121	2,694	(1,337)	1,478
Balance at December 31, 2020	$(2,946)	$(18)	$3,562	$(4,247)	$(3,649)
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Year Ended December 31, 2020
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss, net of tax	Affected line item in the Consolidated Statements of Income
Unrealized net gains on available-for-sale securities	$(7)	Other income (expense), net
Unrealized net losses on cash flow hedges	331	Operating expenses *
	$324
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the years ended December 31, 2020, 2019 and 2018, restructuring charges were comprised of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Employee severance and related costs	$3,100	$19,581	$2,507
Consolidation of leased facilities	—	2,666	14,218
Right-of-use asset impairment	8,881	—	—
Total Restructuring charges	$11,981	$22,247	$16,725
The Company reviews for impairment of its long-lived assets, including ROU assets, whenever events or changes in circumstances indicate that the carrying amount of such assets may be impaired. Measurement of an impairment loss is based on the fair value of the asset compared to its carrying value. The fair value of the ROU assets is determined by utilizing the present value of the estimated future cash flows attributable to the assets. During the year ended December 31, 2020, in connection with the COVID-19 pandemic, the Company determined that a vacant facility partially impaired under a previous restructuring plan became fully impaired due to a reassessment of the timing and fees of the assumed sublease rentals and recorded impairment charges of $8.9 million. This non-recurring fair value measurement was categorized as Level 3, as significant unobservable inputs were utilized.
Restructuring accruals
The activity in the Company’s restructuring accruals for the year ended December 31, 2020 is summarized as follows (in thousands):

Total
Balance at January 1, 2020	$6,957
Employee severance and related costs	3,100
Payments	(8,766)
Balance at December 31, 2020	$1,291

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
The components of lease expense were as follows (in thousands):

		December 31,
		2020	2019
	Classification
Operating lease cost	Operating expenses	$49,704	$50,163
Variable lease cost	Operating expenses	11,988	9,448
Sublease income	Other income (expense), net	(1,064)	(878)
Net lease cost		$60,628	$58,733
Operating lease expense for the year ended December 31, 2018 totaled approximately $73.8 million, of which $14.2 million related to charges for the consolidation of leased facilities related to restructuring activities.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to leases was as follows (in thousands):

	December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$55,514	$54,690
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28,101	$49,264
Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	December 31,
	2020	2019
Operating lease right-of-use assets	$187,129	$206,154

Accrued expenses and other current liabilities	$48,359	$47,025
Operating lease liabilities	195,767	209,382
Total operating lease liabilities	$244,126	$256,407
Lease Term and Discount Rate

	December 31,
	2020	2019
Weighted-average remaining lease term (years)	5.5	6.1

Weighted-average discount rate	4.53%	5.04%

Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

Year ending December 31,	Operating Leases
2021	$57,981
2022	52,024
2023	46,186
2024	44,746
2025	37,911
After 2025	37,435
Total lease payments	$276,283
Less: imputed interest	(32,157)
Present value of lease liabilities	$244,126

19. SUBSEQUENT EVENTS
Proposed Acquisition of Wrike
On January 16, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Citrix, Wrangler Topco, LLC, a Delaware limited liability company (“Wrangler”), Wallaby Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Citrix (“Merger Sub”), and Vista Equity Partners Management, LLC (“Vista”), solely in its capacity as the representative of the equityholders of Wrangler, pursuant to which Merger Sub will merge with and into Wrangler (the “Merger”), with Wrangler surviving the Merger and becoming a wholly-owned subsidiary of the Company. Wrangler is the parent entity of Wrike, Inc., a leader in the SaaS collaborative work management space.
Subject to the terms and conditions of the Merger Agreement, upon the consummation of the Merger, the Company will acquire all of the equity interests of Wrangler for $2.25 billion in cash, subject to certain adjustments as set forth in the Merger

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Agreement (the “Merger Consideration”). Additionally, upon consummation of the Merger, $35.0 million of the Merger Consideration will be held in a third party escrow for up to one year following the consummation of the Merger to fund (1) potential payment obligations of the former equityholders of Wrangler with respect to post-closing adjustments to the Merger Consideration and (2) potential post-closing indemnification obligations of the former equityholders of Wrangler, in each case in accordance with the terms of the Merger Agreement.
Completion of the Merger is subject to various closing conditions, including, among other things, the expiration or termination of required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement contains certain customary termination rights for the Company and Wrangler, including the right to terminate if the Merger is not consummated on or before June 30, 2021. The Merger Agreement and the transactions contemplated thereby, including the Merger, have been approved by the Board of Directors of the Company and the Board of Managers of Wrangler, and subsequent to the execution of the Merger Agreement, by the requisite approval of Wrangler’s equityholders.
Bridge Facility and Take-Out Facility Commitment Letter
On January 16, 2021, the Company entered into a bridge facility and take-out facility commitment letter (the “Commitment Letter”) pursuant to which JPMorgan Chase Bank, N.A., has (1) committed to provide a senior unsecured 364-day term loan facility in an aggregate principal amount of $1.45 billion to finance the cash consideration for the Merger in the event that the permanent debt financing is not available on or prior to the Closing and (2) agreed to use commercially reasonably efforts to assemble a syndicate of lenders to provide the necessary commitments for the senior term loan facility. The Company currently expects to replace the bridge facility prior to the closing of the Merger with permanent financing, which may include the issuance of debt securities and/or one or more senior term loan facilities, including the 2021 Term Loan Credit Agreement described below. The commitment is subject to customary terms and conditions precedent for such borrowing as set forth in the Commitment Letter, including, among others, the execution and delivery by the Company of definitive documentation consistent with the Commitment Letter.
The facility bears interest at a rate equal to (a) either (i) a LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Commitment Letter, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s long-term debt rating as set forth in the Commitment Letter.
2021 Term Loan Credit Agreement
On February 5, 2021 (the “Closing Date”), the Company entered into a term loan credit agreement (the “2021 Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto from time to time (collectively, the “2021 Lenders”). The 2021 Term Loan Credit Agreement provides the Company with a facility to borrow a term loan on an unsecured basis in an aggregate principal amount of up to $1.00 billion, or the 2021 Term Loan. The 2021 Term Loan is available to be made by the 2021 Lenders from the Closing Date through July 8, 2021, in a single borrowing, subject to satisfaction of certain conditions set forth in the 2021 Term Loan Credit Agreement. The 2021 Term Loan matures on the date that is three years after the 2021 Term Loan is drawn. The proceeds of borrowings under the 2021 Term Loan Credit Agreement will be used to finance a portion of the purchase price to be paid in connection with the acquisition of Wrike.
Borrowings under the 2021 Term Loan Credit Agreement will bear interest at a rate equal to (a) either (i) a customary LIBOR formula or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the 2021 Term Loan Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s non-credit enhanced, senior unsecured long-term debt rating as determined by Moody’s Investors Service, Inc., Standard & Poor’s Financial Services, LLC and Fitch Ratings Inc., in each case as set forth in the 2021 Term Loan Credit Agreement.
The 2021 Term Loan Credit Agreement includes a covenant limiting the Company’s consolidated leverage ratio to not more than 4.0:1.0, subject to a mandatory step-down after the fifth fiscal quarter ending after the date of the initial borrowing of the 2021 Term Loan to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Closing Date, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The 2021 Term Loan Credit Agreement also includes a covenant limiting the Company’s consolidated interest coverage ratio to not less than 3.0:1.0. The 2021 Term Loan Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control of the Company and bankruptcy-related defaults. The 2021

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lenders are entitled to accelerate repayment of the loans under the 2021 Term Loan Credit Agreement upon the occurrence of any of the events of default. In addition, the 2021 Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. The 2021 Term Loan Credit Agreement also contains representations and warranties customary for an unsecured financing of this type.
Certain 2021 Lenders and/or their affiliates have provided and may continue to provide commercial banking, investment management and other services to the Company, its affiliates and employees, for which they receive customary fees and commissions.
Amendments to Credit Agreement and Term Loan Credit Agreement
On February 5, 2021 (the “Amendment Date”), the Company entered into (i) a first amendment to term loan credit agreement (the “Term Loan Amendment”), which amends the Company’s Term Loan Credit Agreement and (ii) a first amendment to credit agreement (the “Revolver Amendment” and together with the Term Loan Amendment, the “Credit Agreement Amendments”), which amends the Company’s Credit Agreement. Each of the Credit Agreement Amendments amends, among other things, the covenant limiting the Company’s consolidated leverage ratio. After giving effect to the Credit Agreement Amendments, the covenant limiting the Company’s consolidated leverage ratio in each of the Term Loan Credit Agreement and the Credit Agreement will be consistent with the covenant limiting the Company’s consolidated leverage ratio contained in the 2021 Term Loan Credit Agreement, and will be limited to not more than 4.0:1.0, subject to a mandatory step-down after the fifth fiscal quarter ending after the initial borrowing of the 2021 Term Loan under the 2021 Term Loan Credit Agreement (or such earlier date as the Company may elect by written notice to Bank of America, N.A., in its capacity as administrative agent under each of the Term Loan Credit Agreement and Credit Agreement) (the “Leverage Ratio Step-Down”) to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Leverage Ratio Step-Down, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition.

CITRIX SYSTEMS, INC.
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2020
Net revenues	$860,945	$798,929	$767,170	$809,656	$3,236,700
Gross margin	745,368	676,689	639,884	676,213	2,738,154
Income from operations	201,547	143,671	128,305	135,285	608,808
Net income	181,222	112,906	98,227	112,091	504,446
Earnings per share - basic	1.45	0.91	0.80	0.91	4.08
Earnings per share - diluted	1.42	0.90	0.78	0.89	4.00
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2019
Net revenues	$719,143	$748,697	$732,901	$809,823	$3,010,564
Gross margin	611,670	638,218	605,983	690,646	2,546,517
Income from operations	122,844	117,082	110,831	185,361	536,118
Net income	110,348	93,495	270,857	207,113	681,813
Earnings per share - basic	0.84	0.71	2.08	1.59	5.21
Earnings per share - diluted	0.78	0.70	2.04	1.56	5.03
The sum of the quarterly net income per share amounts may differ from the annual earnings per share amount due to the weighting of common and common equivalent shares outstanding during each of the respective periods.

CITRIX SYSTEMS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2020
Deducted from asset accounts:
Allowance for credit losses	$6,161	$12,136	$2,184	(6)	$1,532	(2)	$18,949
Allowance for returns	3,396	—	11,249	(1)	4,196	(4)	10,449
Valuation allowance for deferred tax assets	128,388	—	23,403	(5)	—		151,791
2019
Deducted from asset accounts:
Allowance for doubtful accounts	$3,634	$3,626	$—		$1,099	(2)	$6,161
Allowance for returns	896	—	5,307	(1)	2,807	(4)	3,396
Valuation allowance for deferred tax assets	85,400	—	42,988	(5)	—		128,388
2018
Deducted from asset accounts:
Allowance for doubtful accounts	$3,420	$3,586	$457	(3)	$3,829	(2)	$3,634
Allowance for returns	1,225	—	1,561	(1)	1,890	(4)	896
Valuation allowance for deferred tax assets	76,789	—	8,611	(5)	—		85,400

(1)Charged against revenues.
(2)Uncollectible accounts written off, net of recoveries.
(3)Adjustments from acquisitions.
(4)Credits issued for returns.
(5)Related to deferred tax assets on foreign tax credits, net operating loss carryforwards, and depreciation.
(6)Transition adjustment for adoption of credit loss standard.