Form 10-Q
period 2021-03-31
CITRIX SYSTEMS INC
filed 2021-05-06
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No   ☒
As of April 29, 2021, there were 124,167,045 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2021

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$477,743	$752,895
Short-term investments, available-for-sale	20,433	124,113
Accounts receivable, net of allowances of $24,030 and $25,868 at March 31, 2021 and December 31, 2020, respectively	570,534	858,009
Inventories, net	21,210	20,089
Prepaid expenses and other current assets	280,377	236,000
Total current assets	1,370,297	1,991,106
Long-term investments, available-for-sale	11,865	14,365
Property and equipment, net	220,179	208,811
Operating lease right-of-use assets, net	192,030	187,129
Goodwill	3,455,357	1,798,408
Other intangible assets, net	889,655	81,491
Deferred tax assets, net	230,858	386,504
Other assets	243,139	222,533
Total assets	$6,613,380	$4,890,347
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$117,901	$92,266
Accrued expenses and other current liabilities	358,245	507,185
Income taxes payable	35,405	42,760
Current portion of deferred revenues	1,479,894	1,510,216
Total current liabilities	1,991,445	2,152,427
Long-term portion of deferred revenues	363,626	392,360
Long-term debt	3,472,779	1,732,622
Long-term income taxes payable	232,086	232,086
Operating lease liabilities	195,921	195,767
Other liabilities	107,831	72,942
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 323,154 and 321,964 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	323	322
Additional paid-in capital	6,752,058	6,608,018
Retained earnings	5,026,322	4,984,333
Accumulated other comprehensive loss	(5,385)	(3,649)
	11,773,318	11,589,024
Less - common stock in treasury, at cost (199,778 and 199,443 shares at March 31, 2021 and December 31, 2020, respectively)	(11,523,626)	(11,476,881)
Total stockholders' equity	249,692	112,143
Total liabilities and stockholders' equity	$6,613,380	$4,890,347
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share information)
Revenues:
Subscription	$342,129	$268,236
Product and license	44,235	172,858
Support and services	389,402	419,851
Total net revenues	775,766	860,945
Cost of net revenues:
Cost of subscription, support and services	110,745	86,040
Cost of product and license revenues	21,715	21,256
Amortization of product related intangible assets	11,009	8,281
Total cost of net revenues	143,469	115,577
Gross profit	632,297	745,368
Operating expenses:
Research and development	144,158	134,458
Sales, marketing and services	293,284	326,109
General and administrative	94,990	80,099
Amortization of other intangible assets	7,532	702
Restructuring	—	2,453
Total operating expenses	539,964	543,821
Income from operations	92,333	201,547
Interest income	321	1,605
Interest expense	(24,360)	(14,611)
Other income, net	12,896	2,098
Income before income taxes	81,190	190,639
Income tax (benefit) expense	(8,858)	9,417
Net income	$90,048	$181,222
Earnings per share:
Basic	$0.73	$1.45
Diluted	$0.71	$1.42
Weighted average shares outstanding:
Basic	122,923	124,737
Diluted	126,026	127,577

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$90,048	$181,222
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains	20	155
Less: reclassification adjustment for net gains included in net income	—	(13)
Net change (net of tax effect)	20	142

Gain on pension liability	1,050	8

Cash flow hedges:
Change in unrealized losses	(863)	(2,585)
Less: reclassification adjustment for net gains included in net income	(1,943)	(248)
Net change (net of tax effect)	(2,806)	(2,833)
Other comprehensive loss	(1,736)	(2,683)
Comprehensive income	$88,312	$178,539

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating Activities
Net income	$90,048	$181,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	70,206	53,701
Stock-based compensation expense	86,862	58,323
Deferred income tax expense (benefit)	6,929	(5,575)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	10,771	2,794
Other non-cash items	(13,118)	7,871
Total adjustments to reconcile net income to net cash provided by operating activities	161,650	117,114
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	302,824	11,314
Inventories	(1,357)	(1,944)
Prepaid expenses and other current assets	(18,416)	(7,029)
Other assets	(27,533)	(23,277)
Income taxes, net	(38,020)	7,011
Accounts payable	24,856	20,529
Accrued expenses and other current liabilities	(190,809)	17,149
Deferred revenues	(92,145)	(40,989)
Other liabilities	1,758	3,147
Total changes in operating assets and liabilities, net of the effects of acquisitions	(38,842)	(14,089)
Net cash provided by operating activities	212,856	284,247
Investing Activities
Purchases of available-for-sale investments	(2,561)	(4,420)
Proceeds from maturities of available-for-sale investments	108,761	25,755
Purchases of property and equipment	(23,894)	(10,503)
Cash paid for acquisitions, net of cash acquired	(2,022,618)	—
Cash paid for licensing agreements, patents and technology	(2,065)	(1,682)
Other	776	884
Net cash (used in) provided by investing activities	(1,941,601)	10,034
Financing Activities
Proceeds from term loan credit agreement, net of issuance costs	997,947	998,846
Repayment of term loan credit agreement	—	(750,000)
Proceeds from senior notes, net of issuance costs	741,393	738,107
Repayment of acquired debt	(190,000)	—
Stock repurchases, net	—	(999,903)
Accelerated stock repurchase program	—	(200,000)
Cash paid for tax withholding on vested stock awards	(42,303)	(54,247)
Cash paid for dividends	(45,522)	(42,839)
Other	(5,438)	—
Net cash provided by (used in) financing activities	1,456,077	(310,036)
Effect of exchange rate changes on cash and cash equivalents	(2,484)	(5,125)
Change in cash and cash equivalents	(275,152)	(20,880)
Cash and cash equivalents at beginning of period	752,895	545,761
Cash and cash equivalents at end of period	$477,743	$524,881
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries in the Americas; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific and Japan (“APJ”). All significant transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.
The Company's revenues are derived from sales of its Workspace solutions, App Delivery and Security products and related Support and services. The Company operates under one reportable segment. See Note 10 for more information on the Company's segment.
2. SIGNIFICANT ACCOUNTING POLICIES
Recent Accounting Pronouncements
Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on income taxes. The new guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted this standard effective January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued an accounting standard update to guidance applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. An entity may elect to apply the amendments for contract modifications by topic or industry subtopic of the codification as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company is currently evaluating the impact of the standard, but does not expect it to have a material impact on its condensed consolidated financial position, results of operations and cash flows.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates made by management include estimation for reserves for legal contingencies, the standalone selling price related to revenue recognition, the provision for credit losses related to accounts receivable, contract assets, and available-for-sale debt securities, the provision to reduce obsolete or excess inventory to net realizable value, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards and measurement of expense related to performance stock units, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, valuation of acquired intangible assets and liabilities, net realizable value of product related and other intangible assets, the provision for income taxes, valuation allowance for deferred tax assets, uncertain tax positions, and the amortization and depreciation periods for contract acquisition costs, intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.
Available-for-sale Investments
Short-term and long-term available-for-sale investments in debt securities as of March 31, 2021 and December 31, 2020 primarily consist of agency securities, corporate securities and government securities. Investments classified as available-for-sale debt securities are stated at fair value, with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize unrealized changes in the fair value of its available-for-sale debt securities in income unless a security is deemed to be impaired.
The allowance for credit losses on the Company's investments in available-for-sale debt securities is determined using a quantitative discounted cash flow analysis if impairment triggers exist after a qualitative screen is completed. Impairment on available-for-sale debt securities is determined on an individual security basis and the security is subject to impairment when its fair value declines below its amortized cost basis. If the fair value is less than the amortized cost basis, management must then determine whether it intends to sell the security or whether it is more likely than not that it will be required to sell the security before it recovers its value. If management intends to sell the security or will more-likely-than-not be required to sell the impaired security before it recovers its value, a credit loss is recorded to Other income, net in the accompanying condensed consolidated statements of income. If management does not intend to sell the security, nor will it more-likely-than-not be required to sell the security before the security recovers its value, management must then determine whether the loss is due to credit loss or other factors. For impairment indicators due to credit loss factors, management establishes an allowance for credit losses with a charge to Other income, net. For impairment indicators due to other factors, management records the loss with a charge to Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.
The Company’s investment policy is designed to limit exposure to any one issuer depending on credit quality. The Company uses information provided by third parties to adjust the carrying value of certain of its investments to fair value at the end of each period. Fair values are based on a variety of inputs and may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. See Note 7 for additional information regarding the Company’s investments.
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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy. In certain instances, the inputs used to measure fair value may meet the definition of more than one level of the fair value hierarchy. The input with the lowest level priority is used to determine the applicable level in the fair value hierarchy. See Note 7 for additional information regarding the Company’s fair value measurements.
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
Subscription
Subscription revenues primarily consist of cloud-hosted offerings, which provide customers a right to access one or more of the Company’s cloud-hosted subscription offerings, with routine customer support, as well as revenues from the Citrix Service Provider ("CSP") program, on-premise subscription software licenses, and hybrid subscription offerings. The CSP program provides subscription-based services in which the CSP partners host software services to their end users.
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
Sales tax
The Company records revenue net of sales tax.

Timing of revenue recognition

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Products and services transferred at a point in time	$141,799	$279,411
Products and services transferred over time	633,967	581,534
Total net revenues	$775,766	$860,945
Contract balances
The Company's short-term and long-term contract assets, net of allowance for credit losses, were $37.1 million and $43.1 million, respectively, as of March 31, 2021, and $37.3 million and $41.7 million, respectively, as of December 31, 2020, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.48 billion and $363.6 million, respectively, as of March 31, 2021 and $1.51 billion and $392.4 million, respectively, as of December 31, 2020. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three months ended March 31, 2021, the Company recognized $532.7 million of revenue that was included in the deferred revenue balance as December 31, 2020.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no material asset impairment charges related to contract assets for either the three months ended March 31, 2021 or March 31, 2020.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$1,612,011	$70,094	$550	$1,682,655
Support and services	1,328,427	27,506	1,625	1,357,558
Total net revenues	$2,940,438	$97,600	$2,175	$3,040,213
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
For the three months ended March 31, 2021 and 2020, the Company recorded amortization of capitalized contract acquisition costs of $18.3 million and $13.1 million, respectively, which is recorded in Sales, marketing and services expense in the accompanying condensed consolidated statements of income. The Company's short-term and long-term contract acquisition costs were $72.0 million and $130.4 million, respectively, as of March 31, 2021, and $71.5 million and $124.7 million, respectively, as of December 31, 2020, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. There was no impairment loss in relation to costs capitalized during the three months ended March 31, 2021 and 2020, respectively.
4. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted-average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise or settlement of stock awards and shares issuable under the employee stock purchase plan (calculated using the treasury stock method) during the period they were outstanding.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income	$90,048	$181,222
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	122,923	124,737
Effect of dilutive employee stock awards	3,103	2,840
Denominator for diluted earnings per share - weighted-average shares outstanding	126,026	127,577

Basic earnings per share	$0.73	$1.45

Diluted earnings per share	$0.71	$1.42

5. CREDIT LOSSES
The Company is exposed to credit losses primarily through its accounts receivable, investments in available-for-sale debt securities, and contract assets. See Note 3 for additional information related to the Company's contract assets.
Accounts receivable, net
The Company's accounts receivable consist of the following (in thousands):

March 31, 2021
Accounts receivable, gross	$594,564
Less: allowance for returns	(11,176)
Less: allowance for credit losses	(12,854)
Accounts receivable, net	$570,534

The allowance for credit losses on accounts receivable is determined using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are judgmentally determined using loss rates based on historical write-offs by geography and customer accounts subject to credit check versus non-credit check status and consideration of recent forecasted information, including underlying economic expectations. The credit loss reserves are updated quarterly for most recent write-offs and collections information and underlying economic expectations. The Company will compare its current estimate of expected credit losses with the estimate of credit losses from the prior period and will report in net income the amount necessary to adjust the allowance for current expected credit losses. Credit loss expense is included within General and administrative expenses in the accompanying condensed consolidated statements of income.
The activity in the Company's allowance for credit losses for the three months ended March 31, 2021 is summarized as follows (in thousands):

Total
Balance of allowance for credit losses at January 1, 2021	$15,419
Current period provision (credit) for expected losses	(2,835)
Write-offs charged against allowance	(719)
Recoveries of any amounts previously written off	104
Other (1)	$885
Balance of allowance for credit losses at March 31, 2021	$12,854
(1) Includes amounts established in connection with acquisitions.
As of March 31, 2021, one distributor accounted for 13% of the Company's total gross accounts receivable.
Available-for-sale Investments
The Company did not have any credit loss expense recorded related to available-for-sale debt securities for the three months ended March 31, 2021 and 2020, respectively.
The Company has available-for-sale debt securities that have fair values below amortized cost; however, the Company does not consider a credit allowance necessary as (i) the Company does not intend to sell the securities, (ii) it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, and (iii) the unrealized losses are due to market factors rather than credit loss factors. See Note 7 for more information on available-for-sale debt securities.
6. ACQUISITIONS
2021 Business Combination
On February 26, 2021 (the “Closing Date”), the Company completed the acquisition of Wrangler Topco, LLC (“Wrangler”), the parent entity of Wrike, Inc. (“Wrike”), a leader in the SaaS collaborative work management space, for approximately $2.07 billion (“Purchase Consideration”). The Purchase Consideration consists of a base purchase price of $2.25 billion and is subject to certain adjustments as provided for under the related Agreement and Plan of Merger dated January 16, 2021 (the “Merger Agreement”). The Company expects that the addition of Wrike’s cloud-delivered capabilities will accelerate its business model transition to the cloud and strategy to become a complete SaaS-based work platform. Under the Merger Agreement, the Company acquired all of the issued and outstanding equity securities of Wrangler.
On the Closing Date, $35.0 million of the Purchase Consideration was deposited into a third party escrow fund, to be held for up to one year following the Closing Date, to fund (i) potential payment obligations of Wrangler equityholders with respect to post-closing adjustments to the Purchase Consideration and (ii) potential post-closing indemnification obligations of Wrangler equityholders, in each case in accordance with the terms of the Merger Agreement.

Under the terms of the Merger Agreement, certain unvested stock options held by Wrike employees were assumed by the Company and converted into options to purchase 526,113 shares of the Company's common stock that were valued at $54.3 million using the Black-Scholes option-pricing model. The portion of the fair value of the assumed stock options associated with pre-combination service of Wrike employees was valued at $28.9 million and represented a component of the Purchase Consideration. The remaining fair value of $25.4 million will be recognized as post-combination stock-based compensation expense over the service period. Of these assumed awards, 180,003 options continued with the same monthly vesting conditions under which they were originally granted. The majority of the remaining assumed options were reset to primarily cliff vest on December 31, 2021 or annually over two years. See Note 8 for detailed information on the assumed stock options.
The Merger Agreement contains representations, warranties and covenants believed to be customary for a transaction of this nature, including covenants as to indemnification for breaches of certain representations, warranties and covenants, subject to certain exclusions and caps. The Company has obtained a representation and warranty insurance policy under which it may seek coverage for breaches of certain of Wrangler’s representations, warranties, and covenants in the Merger Agreement.
The Company incurred $18.8 million of expenses related to the Wrike acquisition, of which $15.5 million were expensed during the three months ended March 31, 2021 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
In February 2021, the Company entered into a three-year term loan credit agreement providing for a $1.00 billion senior unsecured term loan (“2021 Term Loan”) and issued $750.0 million of unsecured senior notes due March 1, 2026 (the “2026 Notes”). The proceeds of the 2021 Term Loan and 2026 Notes were used to (i) fund a portion of the purchase price of the acquisition and (ii) to pay fees and expenses incurred in connection with the acquisition. The Company incurred $9.1 million of issuance costs that were netted against Long-term debt in the accompanying condensed consolidated balance sheets. See Note 11 for detailed information on the debt financing.
The Company has included the effect of the acquisition in its results of operations prospectively from the date of acquisition. Net revenues of Wrike included in the Company’s condensed consolidated statements of income from the Closing Date through March 31, 2021 was $7.9 million. Loss from operations of Wrike included in the Company's condensed consolidated statements of income from the Closing Date through March 31, 2021 was $20.7 million, primarily as a result of amortization of intangible assets acquired and stock based compensation associated with the assumed options and 2021 Inducement Plan. See Note 8 for detailed information on the 2021 Inducement Plan.
Purchase Accounting for Wrike
The purchase price for Wrike was allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Wrike
	Purchase Price Allocation	Asset Life
Current assets	$32,008
Intangible assets	$824,900	2 - 7 years
Goodwill	$1,656,949	Indefinite
Other assets	$17,380
Assets acquired	$2,531,237
Current liabilities assumed	$84,969
Long-term liabilities assumed	$202,722
Deferred tax liabilities, non-current	$176,540
Net assets acquired	$2,067,006
The fair values of Wrike's intangible assets were determined using the income approach with significant inputs that are not observable in the market. Key assumptions include, but are not limited to, the expected future cash flows, the timing of the expected future cash flows, royalty rates, customer churn, technology obsolescence and the discount rates consistent with the level of risk.

Current assets acquired in connection with the acquisition consisted primarily of cash, accounts receivable and other short term assets. Current liabilities assumed in connection with the acquisition consisted primarily of the current portion of deferred revenues, accounts payable and other accrued expenses, such as transaction expenses. The accrued transaction expenses were paid in full subsequent to the acquisition date. Long-term liabilities assumed in connection with the acquisition consisted of the long-term portion of deferred revenue, other long-term liabilities, and long-term debt, which was paid in full subsequent to the acquisition date. The Company continues to evaluate certain assets and liabilities related to the Wrike acquisition. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
The Company estimated its obligation related to deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to supporting the obligation plus an assumed profit. The sum of the costs and assumed profit approximates the amount that the Company would be required to pay a third party to assume the obligation. The estimated costs to fulfill the obligation were based on the near-term projected cost structure for various revenue contracts, resulting in an adjustment to reduce Wrike's carrying value of deferred revenue. The acquired deferred revenue of $33.1 million represents the Company's estimate of the fair value of the contractual obligations assumed based on a preliminary valuation.
The goodwill related to the acquisition is not deductible for tax purposes and is comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.
Identifiable intangible assets acquired in connection with the Wrike acquisition (in thousands) and the weighted-average lives are as follows:

	Wrike	Asset Life
Core and product technologies	$347,900	6 years
Customer relationships	$446,400	7 years
Backlog	$13,500	2 years
Trade names	$17,100	3 years
Total	$824,900
The following unaudited pro-forma information combines the consolidated results of the operations of the Company and Wrike as if the acquisition had occurred on January 1, 2020, the first day of the Company's fiscal year 2020 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Revenues	$798,019	$879,396
Income from operations	$63,654	$139,862
Net income	$62,581	$123,051
Earnings per share - basic	$0.51	$0.99
Earnings per share - diluted	$0.50	$0.96

7. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Investments
Available-for-sale Investments
The Company's short-term available-for-sale debt investments are measured to fair value on a recurring basis. Unrealized gains and losses related to the Company’s short-term investments are recorded in Other comprehensive loss and are generally due to interest rate fluctuations. The securities that are in an unrealized loss position are reviewed on an individual basis in order to evaluate if all or a portion of the unrealized loss is a result of a credit loss. For impairment indicators due to credit loss factors, the Company establishes an allowance for credit losses with a charge to current period net income. See Note 5 for additional information regarding the credit losses for available-for-sale investments. As of March 31, 2021 and December 31, 2020, unrealized gains and losses from the Company’s available-for-sale investments were not material and the amortized cost approximates their fair value. For the three months ended March 31, 2021 and 2020, realized gains and losses on available-for-sale investments were not material.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2021 were approximately four months and two years, respectively.

For the three months ended March 31, 2021 and 2020, the Company did not receive any proceeds from the sales of available-for-sale investments.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $18.1 million and $11.3 million as of March 31, 2021 and December 31, 2020, respectively, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. These private equity funds focus on making venture capital investments, principally by investing in equity securities of early and late stage privately-held corporations. The funds’ general partner shall determine the amount, timing and form (whether cash or in kind) of all distributions made by the funds. The Company may only transfer its investments in private equity fund interests subject to the general partner’s written consent and cannot trade its fund interests in established securities markets, secondary markets or equivalents thereof. The Company has unfunded commitments of $0.4 million as of March 31, 2021.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of $24.3 million and $22.5 million as of March 31, 2021 and December 31, 2020, respectively, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly.
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$401,653	$401,653	$—	$—
Money market funds	74,385	74,385	—	—
Corporate securities	1,705	—	1,705	—
Available-for-sale securities:
Corporate securities	27,298	—	26,798	500
Government securities	5,000	—	5,000	—
Prepaid expenses and other current assets:
Foreign currency derivatives	14,334	—	14,334	—
Total assets	$524,375	$476,038	$47,837	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,101	—	1,101	—
Total liabilities	$1,101	$—	$1,101	$—

	As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$375,874	$375,874	$—	$—
Money market funds	23,089	23,089	—	—
Corporate securities	166,436	—	166,436	—
Government securities	187,496	—	187,496	—
Available-for-sale securities:
Agency securities	3,300	—	3,300	—
Corporate securities	70,684	—	70,184	500
Government securities	64,494	—	64,494	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,012	—	4,012	—
Total assets	$895,385	$398,963	$495,922	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,447	—	1,447	—
Total liabilities	$1,447	$—	$1,447	$—
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
The Company measures its cash flow hedges, which are classified as Prepaid expenses and other current assets and Accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs). See Note 12 for further information regarding the Company's derivatives.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of March 31, 2021, the fair values of the $750.0 million unsecured senior notes due March 1, 2030 (the “2030 Notes”), $750.0 million unsecured senior notes due December 1, 2027 (the “2027 Notes”), and $750.0 million 2026 Notes were determined based on inputs that are observable in the market (Level 2). Based on the closing trading price per $100 as of the last day of trading for the quarter ended March 31, 2021, the carrying value was as follows (in thousands):

	Fair Value	Carrying Value
2030 Notes	$770,423	$739,401
2027 Notes	$852,608	$744,039
2026 Notes	$738,908	$741,596
The Company also has variable debt instruments indexed to 1-Month LIBOR that resets monthly and the fair values of these instruments approximate the carrying value as of March 31, 2021. See Note 11 for more information on the Company's debt instruments.

8. STOCK-BASED COMPENSATION
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2021, the Company had three stock-based compensation plans with shares available for grant.
The Company is currently granting stock-based awards from its Second Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), which was amended at the Company's Annual Meeting of Stockholders on June 3, 2020. Pursuant to the June 2020 amendment, the maximum number of shares of common stock available for issuance under the 2014 Plan was increased to 51,300,000. In addition, the amendment extended the term of the 2014 Plan to June 3, 2030 and updated the vesting provisions from monthly to annual vesting for annual director awards, consistent with the Company's current compensation program for non-employee directors. As of March 31, 2021, there were 17,165,879 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans, including authorization under its 2014 Plan to grant stock-based awards covering 10,607,969 shares of common stock.
In connection with the Wrike acquisition, on February 26, 2021, the Company's Board of Directors adopted the 2021 Inducement Plan (the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of equity awards to induce highly-qualified prospective officers and employees to accept employment and to provide them with a proprietary interest in the Company. The Company is authorized to issue 320,000 shares of common stock for inducement awards under the 2021 Inducement Plan. During the three months ended March 31, 2021, the Company granted 268,248 non-vested stock units to Wrike employees who joined the Company, which vest based on service over a three-year term. As of March 31, 2021, there were 317,518 shares of common stock reserved for issuance pursuant to the 2021 Inducement Plan.
Effective February 26, 2021, the Company assumed the Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan (the “Wrangler Plan”) and the Wrike, Inc, Amended and Restated 2013 Stock Plan (the “Wrike Plan”). As of March 31, 2021, there were 698,658 shares of the Company’s common stock reserved and authorized for issuance under the terms of the Wrangler Plan, including authorization under the Wrangler Plan to grant stock-based awards covering 352,548 shares of common stock. As of March 31, 2021, there were 177,846 shares of the Company's common stock reserved and authorized for issuance under the terms of the Wrike Plan. All of the Wrike Plan awards are currently outstanding with no new shares available for issuance.
Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended March 31,
Income Statement Classifications	2021	2020
Cost of subscription, support and services	$4,406	$2,762
Research and development	31,127	21,596
Sales, marketing and services	28,342	20,386
General and administrative	22,987	13,579
Total	$86,862	$58,323

Non-vested Stock Units
Service-Based Stock Units
The Company awards senior level employees and certain other employees non-vested stock units granted under the 2014 Plan that vest based on service. These non-vested stock unit awards vest 33.33% on each of the first, second and third anniversary subsequent to the grant date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its continuing non-employee directors, which represent the right to receive one share of the Company's common stock upon vesting. Awards granted to non-employee directors vest in full in one installment on the earlier of: (i) the first anniversary of the award date; or (ii) the day immediately prior to the Company’s next annual meeting of the stockholders following the award date.

Unrecognized Compensation Related to Stock Units
As of March 31, 2021, the total number of non-vested stock units outstanding, including company performance awards and service-based awards was 6,824,397. As of March 31, 2021, there was $641.7 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost of the awards legally granted through March 31, 2021 is expected to be recognized over a weighted-average period of 1.96 years.
Company Performance Stock Units
On March 1, 2021, the Company awarded senior level employees 305,229 non-vested performance stock unit awards granted under the 2014 Plan. The number of non-vested performance stock units that ultimately vest will be determined within sixty days following completion of the performance period ending December 31, 2023 and will be based on the achievement of specific corporate financial performance goals related to the Company’s Software as a Service (SaaS) annualized recurring revenue (ARR) growth measured during the period from January 1, 2021 to December 31, 2023. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. Additionally, the awards have an explicit adjustment mechanism to prevent the attainment rates from being distorted should a material acquisition other than Wrike occur during the performance period. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Compensation expense will be recorded through the end of the performance period on December 31, 2023 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
The Company recorded stock-based compensation costs related to its company performance stock units of $13.2 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively.
Assumed stock options
In connection with the acquisition of Wrike, the Company assumed 526,113 outstanding stock options which expire ten years from the date of grant and which were valued using the Black-Scholes option-pricing model. The fair value of the assumed stock options were estimated using the following assumptions:

Three Months Ended
March 31, 2021
Expected volatility factor	0.51 - 0.75
Risk free interest rate	0.04% - 0.14%
Expected dividend yield	1.11%
Expected life (in years)	0.08 - 1.00
The Company determined the expected volatility factor by considering the implied volatility in various market-traded options of the Company's common stock based on third-party volatility quotes. The Company's decision to use implied volatility was based upon the availability of actively traded options on the Company's common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options. The current dividend yield has been updated for expected dividend yield payout. The expected term was based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options’ remaining vesting term and contractual expiration period, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
The estimated weighted-average grant date fair value for the assumed stock options was $103.22 per share and total fair value of $54.3 million. For the three months ended March 31, 2021, the Company recorded stock-based compensation costs related to unvested assumed stock options of $2.0 million. As of March 31, 2021, there was $23.4 million of total unrecognized compensation costs related to unvested assumed stock options to be recognized over a weighted-average period of 1.49 years. See Note 6 for detailed information on the Wrike acquisition.

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The Company performed a qualitative assessment in connection with its annual goodwill impairment test in the fourth quarter of 2020. As a result of the qualitative analysis, a quantitative impairment test was not deemed necessary. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2020.
The following table presents the change in goodwill during the three months ended March 31, 2021 (in thousands):

	Balance at January 1, 2021	Additions		Other	Balance at March 31, 2021
Goodwill	1,798,408	1,656,949	(1)	—	3,455,357

(1) Amount relates to the Wrike acquisition. See Note 6 for more information.
Intangible Assets
The Company has intangible assets which were primarily acquired in conjunction with business combinations and technology purchases. Intangible assets with finite lives are recorded at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to seven years, except for patents, which are amortized over the lesser of their remaining life or seven to ten years.
Intangible assets consist of the following (in thousands):

	March 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$1,092,654	$676,807	$742,949	$665,798
Other	664,791	190,983	187,791	183,451
Total	$1,757,445	$867,790	$930,740	$849,249
Amortization of product related intangible assets, which consists primarily of product related technologies and patents, was $11.0 million and $8.3 million for the three months ended March 31, 2021 and 2020, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names, backlog and covenants not to compete was $7.5 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of March 31, 2021 is as follows (in thousands):

Year ending December 31,
2021 (remaining nine months)	$119,318
2022	156,320
2023	146,338
2024	129,443
2025	126,916
Thereafter	211,320
Total	$889,655

10. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net revenues:
Workspace (1)	$580,962	$653,716
App Delivery and Security (2)	169,987	179,934
Professional services (3)	24,817	27,295
Total net revenues	$775,766	$860,945

(1)Workspace revenues are primarily comprised of sales from the Company’s application virtualization solutions, which include Citrix Workspace, Citrix Virtual Apps and Desktops, the Company's unified endpoint management solutions, which include Citrix Endpoint Management, Citrix Content Collaboration, and Collaborative Work Management.
(2)App Delivery and Security revenues primarily include Citrix ADC and Citrix SD-WAN.
(3)Professional services revenues are comprised of revenues from consulting services primarily related to the Company's perpetual offerings and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net revenues:
Americas	$426,683	$484,115
EMEA	277,799	293,647
APJ	71,284	83,183
Total net revenues	$775,766	$860,945

Subscription Revenue
The Company's subscription revenue relates to fees for SaaS, which are generally recognized ratably over the contractual term and non-SaaS, which are generally recognized at a point in time. SaaS primarily consists of subscriptions delivered via a cloud-hosted service whereby the customer does not take possession of the software and hybrid subscription offerings and the related support. Non-SaaS consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. The Company's hybrid subscription offerings are allocated between SaaS and non-SaaS. The following table presents subscription revenues by SaaS and non-SaaS components, for the following periods (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Subscription:
SaaS	$171,081	$122,570
Non-SaaS	171,048	145,666
Total Subscription revenue	$342,129	$268,236

11. DEBT
The components of the Company's long-term debt were as follows (in thousands):

	March 31, 2021	December 31, 2020
2021 Term Loan Credit Agreement	$1,000,000	$—
Term Loan Credit Agreement	250,000	250,000
2026 Notes	750,000	—
2027 Notes	750,000	750,000
2030 Notes	750,000	750,000
Total face value	3,500,000	1,750,000
Less: unamortized discount	(7,000)	(5,594)
Less: unamortized issuance costs	(20,221)	(11,784)
Total long-term debt	$3,472,779	$1,732,622
2021 Term Loan Credit Agreement
On February 5, 2021, the Company entered into a term loan credit agreement (the “2021 Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto from time to time (collectively, the “2021 Lenders”). The 2021 Term Loan Credit Agreement provides the Company with a facility to borrow a term loan on an unsecured basis in an aggregate principal amount of up to $1.00 billion (the “2021 Term Loan”). The Company borrowed $1.00 billion on February 26, 2021 under the 2021 Term Loan, and the loan matures on February 26, 2024. The proceeds of borrowings under the 2021 Term Loan Credit Agreement were used to finance a portion of the purchase price for the Wrike acquisition. See Note 6 for detailed information on the Wrike acquisition.
Borrowings under the 2021 Term Loan Credit Agreement bear interest at a rate equal to (a) either (i) a customary LIBOR formula or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the 2021 Term Loan Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s non-credit enhanced, senior unsecured long-term debt rating as determined by Moody’s Investors Service, Inc., Standard & Poor’s Financial Services, LLC and Fitch Ratings Inc., in each case as set forth in the 2021 Term Loan Credit Agreement.
The 2021 Term Loan Credit Agreement includes a covenant limiting the Company’s consolidated leverage ratio to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fiscal quarter ending March 31, 2022, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The 2021 Term Loan Credit Agreement also includes a covenant limiting the Company’s consolidated interest coverage ratio to not less than 3.0:1.0. The 2021 Term Loan Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control of the Company and bankruptcy-related defaults. The 2021 Lenders are entitled to accelerate repayment of the loans under the 2021 Term Loan Credit Agreement upon the occurrence of any of the events of default. In addition, the 2021 Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. The 2021 Term Loan Credit Agreement also contains representations and warranties customary for an unsecured financing of this type. The Company was in compliance with these covenants as of March 31, 2021.
Certain 2021 Lenders and/or their affiliates have provided and may continue to provide commercial banking, investment management and other services to the Company, its affiliates and employees, for which they receive customary fees and commissions.
Term Loan Credit Agreement
On January 21, 2020, the Company entered into a term loan credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto from time to time (the “Term Loan Credit Agreement”) that provides the Company with facilities to borrow term loans on an unsecured basis in an aggregate principal amount of up to $1.00 billion, consisting of (i) a $500.0 million 364-day term loan facility (the “364-day Term Loan”), and (ii) a $500.0 million 3-year term loan (the “3-year Term Loan”), in each case in a single borrowing, subject to satisfaction of certain conditions set forth in the Term Loan Credit Agreement. On January 30, 2020, the Company borrowed $1.00 billion under the term loans and used the proceeds to enter into accelerated share repurchase transactions for an aggregate of $1.00 billion. During the three months ended March 31, 2020, the Company used the net proceeds from the 2030 Notes and cash to repay $750.0 million under the Term Loan Credit Agreement. See Note 15 for detailed information on the accelerated share repurchase.
Borrowings under the Term Loan Credit Agreement bear interest at a rate equal to (a) either (i) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Term Loan Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s non-credit enhanced, senior unsecured long-term debt rating as set forth in the Term Loan Credit Agreement.
On February 5, 2021, the Company entered into the first amendment to the Term Loan Credit Agreement, which amends, among other things, the covenant limiting the Company’s consolidated leverage ratio. After giving effect to the amendment, the covenant limiting the Company’s consolidated leverage ratio will be consistent with the covenant limiting the Company’s consolidated leverage ratio in the 2021 Term Loan Credit Agreement, and will be limited to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 under the 2021 Term Loan Credit Agreement (the “Leverage Ratio Step-Down”) to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Leverage Ratio Step-Down, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The Company was in compliance with all covenants as of March 31, 2021.
Senior Notes
On February 18, 2021, the Company issued $750.0 million of unsecured senior notes due March 1, 2026. The 2026 Notes accrue interest at a rate of 1.250% per annum. Interest on the 2026 Notes is due semi-annually on March 1 and September 1 of each year, beginning on September 1, 2021. The net proceeds from this offering were $741.4 million, after deducting the underwriting discount and offering expenses payable by the Company. Net proceeds from this offering were used to fund a portion of the aggregate cash consideration for the Wrike acquisition. The 2026 Notes will mature on March 1, 2026, unless earlier redeemed in accordance with their terms prior to such date.
On February 25, 2020, the Company issued $750.0 million of unsecured senior notes due March 1, 2030. The 2030 Notes accrue interest at a rate of 3.300% per annum. Interest on the 2030 Notes is due semi-annually on March 1 and September 1 of each year. The 2030 Notes will mature on March 1, 2030, unless earlier redeemed in accordance with their terms prior to such date.
On November 15, 2017, the Company issued $750.0 million of unsecured senior notes due December 1, 2027. The 2027 Notes accrue interest at a rate of 4.500% per annum. Interest on the 2027 Notes is due semi-annually on June 1 and December 1 of each year. The 2027 Notes will mature on December 1, 2027, unless earlier redeemed in accordance with their terms prior to such date.
Each of the 2026 Notes, 2030 Notes and 2027 Notes are individually redeemable in whole or from time to time in part at the Company’s option, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events prior to maturity, holders of the notes may require the Company to repurchase the notes for cash at a repurchase price of 101% of the principal amount of the notes plus accrued and unpaid interest to, but excluding, the repurchase date.
Credit Facility
On November 26, 2019, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with a group of financial institutions, which amends and restates the Company’s Credit Agreement, dated January 7, 2015. The Credit Agreement provides for a five year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The credit facility bears interest at a rate equal to (a) either (i) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s long-term debt rating as set forth in the Credit Agreement. In addition, the Company is required to pay a quarterly facility fee ranging from 0.11% to 0.20% of the aggregate revolving commitments under the credit facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA or long-term credit rating. As of March 31, 2021 and December 31, 2020, no amounts were outstanding under the credit facility.
On February 5, 2021, the Company entered into the first amendment to the Credit Agreement, which amends, among other things, the covenant limiting the Company’s consolidated leverage ratio. After giving effect to the amendment, the covenant limiting the Company’s consolidated leverage ratio will be consistent with the covenant limiting the Company’s consolidated leverage ratio in the 2021 Term Loan Credit Agreement, and will be limited to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 (or such earlier date as the Company may elect by written notice to Bank of America, N.A., in its capacity as administrative agent) under the 2021 Term Loan Credit Agreement (the “Leverage Ratio Step-Down”) to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Leverage Ratio Step-Down, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The Company was in compliance with all covenants as of March 31, 2021.
Bridge Facility and Take-Out Facility Commitment Letter
On January 16, 2021, the Company entered into a bridge facility and take-out facility commitment letter (the “Commitment Letter”) pursuant to which JPMorgan Chase Bank, N.A. (1) committed to provide a senior unsecured 364-day term loan facility in an aggregate principal amount of $1.45 billion to finance the cash consideration for the Wrike acquisition in the event that the permanent debt financing was not available on or prior to the Closing Date and (2) agreed to use commercially reasonable efforts to assemble a syndicate of lenders to provide the necessary commitments for the senior term loan facility. The commitments under the Commitment Letter were permanently reduced to zero on February 18, 2021, as a result of (i) the effectiveness of the 2021 Term Loan Credit Agreement and (ii) the completion of the issuance of the 2026 Notes. In connection with the Commitment Letter, the Company incurred $5.4 million in issuance costs that were expensed in the three months ended March 31, 2021 and are included in Other income, net in the accompanying condensed statements of income.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of March 31, 2021, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized gain on cash flow derivative instruments was $0.8 million at March 31, 2021, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The net unrealized gain as of March 31, 2021 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income. See Note 13 for more information related to comprehensive income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,831	Prepaid expenses and other current assets	$3,945	Accrued expenses and other current liabilities	$986	Accrued expenses and other current liabilities	$75

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$12,503	Prepaid expenses and other current assets	$67	Accrued expenses and other current liabilities	$115	Accrued expenses and other current liabilities	$1,372
The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended March 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Loss		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss
	2021	2020		2021	2020
Foreign currency forward contracts	$(2,806)	$(2,833)	Operating expenses	$1,943	$248
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended March 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2021	2020
Foreign currency forward contracts	Other income, net	$13,096	$3,758

Outstanding Foreign Currency Forward Contracts
As of March 31, 2021, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 25,600
Brazilian Real	BRL 2,000
Pounds Sterling	GBP 10,400
Canadian Dollar	CAD 6,150
Chinese Yuan Renminbi	CNY 21,769
Czech Koruna	CZK 4,800
Danish Krone	DKK 900
Euro	EUR 9,336
Hong Kong Dollar	HKD 42,050
Indian Rupee	INR 722,000
Japanese Yen	JPY 598,000
Korean Won	KRW 761,000
Singapore Dollar	SGD 15,400
Swedish Krona	SEK 6,700
Swiss Franc	CHF 187,330

13. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized gain on derivative instruments	Other comprehensive loss on pension liability	Total
	(In thousands)
Balance at December 31, 2020	$(2,946)	$(18)	$3,562	$(4,247)	$(3,649)
Other comprehensive income (loss) before reclassifications	—	20	(863)	1,050	207
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,943)	—	(1,943)
Net current period other comprehensive income (loss)	—	20	(2,806)	1,050	(1,736)
Balance at March 31, 2021	$(2,946)	$2	$756	$(3,197)	$(5,385)
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Three Months Ended March 31, 2021
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss, net of tax	Affected line item in the Condensed Consolidated Statements of Income
Unrealized net gains on cash flow hedges	(1,943)	Operating expenses *
	$(1,943)
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
The Company’s effective tax rate was (10.9)% and 4.9% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective tax rate when comparing the three months ended March 31, 2021 to the three months ended March 31, 2020, was primarily due to tax items unique to the period ended March 31, 2021 and the geographical mix of income towards lower tax regions. These amounts include a $17.1 million tax benefit related to a favorable Indian tax ruling, net of the U.S. tax impact, during the period ending March 31, 2021.
The Company’s net unrecognized tax benefits totaled $89.5 million and $74.7 million as of March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, $76.8 million included in the balance for tax positions would affect the annual effective tax rate if recognized. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of March 31, 2021, the Company has accrued $2.6 million for the payment of interest.
At March 31, 2021, the Company had $177.9 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
On March 11, 2021, the United States enacted the American Rescue Plan Act of 2021 (“American Rescue Plan Act”). The American Rescue Plan Act includes a wide variety of tax and non-tax provisions aimed to provide relief to individuals and businesses adversely affected by the COVID-19 pandemic. The American Rescue Plan Act also expands the limitation on deductions publicly held companies may take with respect to certain employee compensation effective for tax years beginning after December 31, 2026. Although the Company is evaluating the impact of global COVID-19-related proposed and enacted legislation, as of the end of the current period no material impact to the Company's financial results is expected. The Company will continue to review and evaluate any future guidance, developments, or legislation issued by applicable tax authorities.
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
15. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors has authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At March 31, 2021, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes, the 2027 Notes and the Term Loan Credit Agreement, as well as proceeds from employee stock awards and the related tax benefit. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three months ended March 31, 2021, the Company made no open market purchases under the stock repurchase program.
On January 30, 2020, the Company used the proceeds from its Term Loan Credit Agreement and entered into accelerated share repurchase (“ASR”) transactions with a group of Dealers for an aggregate of $1.00 billion. Under the ASR transactions, the Company received an initial share delivery of 6.5 million shares of its common stock, with the remainder delivered upon completion of the ASR transactions. The total number of shares of common stock that the Company repurchased under each ASR agreement was based on the average of the daily volume-weighted average prices of its common stock during the term of the applicable ASR agreement, less a discount. The Company received delivery of 0.8 million shares of its common stock in August 2020 in final settlement of the ASR Agreement. See Note 11 for detailed information on the Term Loan Credit Agreement.
In addition to the ASR, during the three months ended March 31, 2020, the Company expended $199.9 million on open market purchases under the stock repurchase program, repurchasing 1,731,500 shares of common stock at an average price of $115.45.
Shares for Tax Withholding
During the three months ended March 31, 2021 and 2020, the Company withheld 335,347 and 483,224 shares, respectively, from equity awards that vested, totaling $46.7 million and $65.3 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
On July 25, 2019, a class action lawsuit was filed against Citrix, LogMeIn, Inc. (“LogMeIn”) and certain of their then current and former directors and officers in the Circuit Court of the 15th Judicial Circuit, Palm Beach County, Florida. The complaint alleges that the defendants violated federal securities laws by making alleged misstatements and omissions in LogMeIn’s Registration Statement and Prospectus filed in connection with the 2017 spin-off of Citrix’s GoTo family of service offerings and subsequent merger of that business with LogMeIn. The complaint sought, among other things, the recovery of monetary damages. On April 28, 2020, the defendants filed motions to dismiss the complaint, which were granted on March 15, 2021.

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
Other Purchase Commitments
In May 2020, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, the Company is committed to a purchase of $1.00 billion throughout the term of the agreement. As of March 31, 2021, the Company had $927.8 million of remaining obligations under the purchase agreement.

17. STATEMENT OF CHANGES IN EQUITY
The following tables present the changes in total stockholders' equity (deficit) during the three months ended March 31, 2021 and 2020 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	321,964	$322	$6,608,018	$4,984,333	$(3,649)	(199,443)	$(11,476,881)	$112,143
Shares issued under stock-based compensation plans	962	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	86,862	—	—	—	—	86,862
Common stock issued under employee stock purchase plan	228	—	25,757	—	—	—	—	25,757
Restricted shares turned in for tax withholding	—	—	—	—	—	(335)	(46,745)	(46,745)
Cash dividends declared ($0.37 per share)	—	—	—	(45,522)	—	—	—	(45,522)
Value of assumed equity awards related to pre-combination service	—	—	28,885	—	—	—	—	28,885
Other	—	—	2,537	(2,537)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(1,736)	—	—	(1,736)
Net income	—	—	—	90,048	—	—	—	90,048
Balance at March 31, 2021	323,154	$323	$6,752,058	$5,026,322	$(5,385)	(199,778)	$(11,523,626)	$249,692

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	318,760	$319	$6,249,065	$4,660,145	$(5,127)	(188,693)	$(10,066,746)	$837,656
Shares issued under stock-based compensation plans	1,432	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	53,568	—	—	—	—	53,568
Common stock issued under employee stock purchase plan	245	—	21,034	—	—	—	—	21,034
Stock repurchases, net	—	—	—	—	—	(1,732)	(199,903)	(199,903)
Restricted shares turned in for tax withholding	—	—	—	—	—	(483)	(65,343)	(65,343)
Cash dividends declared ($0.35 per share)	—	—	—	(42,839)	—	—	—	(42,839)
Accelerated stock repurchase program	—	—	(200,000)	—	—	(6,528)	(800,000)	(1,000,000)
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	(1,641)	—	—	—	(1,641)
Other	—	—	1,923	(1,923)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(2,683)	—	—	(2,683)
Net income	—	—	—	181,222	—	—	—	181,222
Balance at March 31, 2020	320,437	$320	$6,125,589	$4,794,964	$(7,810)	(197,436)	$(11,131,992)	$(218,929)

Cash Dividend
The following table provides information with respect to quarterly dividends on common stock during the three months ended March 31, 2021:

Declaration Date	Dividends per Share	Record Date	Payable Date
January 19, 2021	$0.37	March 12, 2021	March 26, 2021
Subsequent Event
On April 29, 2021, the Company announced that its Board of Directors approved a quarterly cash dividend of $0.37 per share which will be paid on June 25, 2021 to all shareholders of record as of the close of business on June 11, 2021.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth plans and initiatives, our expansion of cloud-based solutions (as opposed to traditional on-premises delivery of our products) and our efforts to transition our customers from on-premises to the cloud (including the pace of the transition), our transition to a subscription-based business model (including the pace of the transition), changes in our product and service offerings and features, financial information and results of operations for future periods, revenue and operating metrics trends, the impacts of the novel coronavirus (COVID-19) pandemic and related market and economic conditions on our business, results of operations and financial condition, business continuity, risk mitigation and expectations regarding remote and hybrid work, supply disruptions and delays, customer demand, seasonal factors or ordering patterns, stock-based compensation, international operations, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax estimates and other tax matters, liquidity, stock repurchases and dividends, our debt, including our debt in connection with the acquisition of Wrike, Inc. (“Wrike”), changes in accounting rules or guidance, acquisitions, including our acquisition of Wrike, litigation matters, and the security of our network, products and services, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Readers are directed to the risks and uncertainties identified in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by Part II, Item 1A in this Quarterly Report on Form 10-Q for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Such factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
Citrix is an enterprise software company focused on helping organizations deliver a consistent and secure work experience no matter where work needs to get done — in the office, at home, or in the field. We do this by delivering a digital workspace solution that gives each employee the resources and space they need to do their best work. Our App Delivery and Security solutions, which can be consumed via hardware or software, complement our Workspace solutions by delivering the applications and data employees need across any network with security, reliability and speed.
On January 16, 2021, we entered into a definitive agreement to acquire Wrike, a leader in the SaaS collaborative work management space, for $2.25 billion in cash, subject to certain adjustments as set forth in the related agreement. The transaction, which was unanimously approved by the board of directors of both Citrix and Wrike, closed on February 26, 2021.
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
Executive Summary
Our first quarter results reflect accelerated momentum in our cloud transition with more of our installed base moving to the cloud. As a result, we saw growth in our key operating metrics of Total ARR, Subscription and SaaS ARR and Citrix Cloud Paid Subscribers. However, our results also reflected a lower on-premise term average contract duration compared to historical averages as a result of shorter duration from converted expiring limited-use on-premises term licenses issued in the first quarter of 2020, as well as delays related to the supply of certain component parts required to deliver certain of our App Delivery and Security products. See Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. Looking ahead, we believe our solutions enable distributed teams and growing momentum towards hybrid work that elevate the importance of an organization’s ability to securely deliver a unified work experience wherever or however work needs to get done.
On February 5, 2021, we entered into a term loan credit agreement (the “2021 Term Loan Credit Agreement”) that provided us with a facility to borrow a term loan (the “2021 Term Loan”) on an unsecured basis in an aggregate principal amount of up to $1.00 billion. We borrowed $1.00 billion on February 26, 2021 under the 2021 Term Loan, and the loan matures on February 26, 2024. The proceeds under the 2021 Term Loan were used to finance a portion of the aggregate cash consideration for the Wrike acquisition.
On February 18, 2021, we issued $750.0 million of unsecured senior notes due March 1, 2026 (the “2026 Notes”). The net proceeds from this offering were $741.4 million, after deducting the underwriting discount and estimated offering expenses payable by us. Net proceeds from this offering were used to fund a portion of the aggregate cash consideration for the Wrike acquisition.
On April 29, 2021, we announced that our Board of Directors declared a $0.37 per share dividend payable June 25, 2021 to all shareholders of record as of the close of business on June 11, 2021.
Impact of COVID-19 Pandemic
For the quarter ended March 31, 2021, the COVID-19 pandemic did not have a significant impact on our results of operations. However, we continue to monitor our supply chain for disruptions and evaluate steps to avoid future impacts that may arise from delays.
The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, the severity of the disease and outbreak, the impact of new strains of the virus, the effectiveness and availability of a vaccine, future and ongoing actions that may be taken by governmental authorities, the impact on the businesses of our customers and partners, and the length of its impact on the global economy, which are uncertain and are difficult to predict at this time. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers and prospects, or on our financial results.
Cash from operations, accounts receivable and revenues could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. However, based on our current revenue outlook, we believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. While the pandemic has not materially impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets which could adversely affect our liquidity and capital resources in the future.
Metrics
We use certain operating metrics in assessing the health and trajectory of our business, including annualized recurring revenue (“ARR”) and Citrix Cloud Paid Subscriber count. These operating metrics do not have any standardized definition within our industry and therefore may not be comparable to similarly titled measures reported by other companies.
ARR
Total ARR is an operating metric that represents the contracted recurring value of all termed subscriptions and perpetual maintenance agreements normalized to a one-year period. Total ARR includes only active contractually committed, fixed fees and consists of the following components: Subscription ARR and Maintenance ARR. Subscription ARR represents ARR related to our Subscription offerings, including SaaS ARR, and is calculated at the end of a reporting period by taking each contract’s recurring total contract value and dividing by the length of the contract. In the normal course of business, all contracts are annualized, including 30 day subscription offerings where we take monthly recurring revenue multiplied by 12 to annualize. Maintenance ARR is the contracted recurring value of all termed perpetual maintenance agreements normalized to a one-year period. SaaS ARR represents the contracted recurring value of all cloud subscriptions normalized to a one-year period. Our definitions of ARR include contracts expected to recur and therefore exclude contracts with durations of 12 months or less where licenses were issued to address extraordinary business continuity events for our customers. ARR should be viewed independently of U.S. GAAP revenue, deferred revenue and unbilled revenue and is not intended to be combined with or to replace those items. ARR is not a forecast of future revenue. We believe ARR is a key indicator of the overall trajectory of our business and that certain investors and financial analysts may find this information helpful. Management uses ARR to monitor the performance underlying our operations while the business model is in transition. We introduced Total ARR (including the Maintenance ARR component) in the first quarter of 2021 as we believe Total ARR provides further clarity on the holistic performance of the business and is intended to complement our existing Subscription ARR and SaaS ARR disclosures. Over the course of time, consistent with Support and services reported revenue, we expect the perpetual license maintenance component of Total ARR to decline, which is netted against growth in Subscription ARR.
Citrix Cloud Paid Subscribers
Citrix Cloud Paid Subscribers is defined as the count of users (or devices in the case of named device licensing) on a paid cloud-hosted subscription as of the end of the reporting period. It is not inclusive of all Citrix paid SaaS subscribers and excludes cloud services not delivered or accessed via the Citrix Cloud platform, cloud services not billed on a per subscriber basis, and CSP. Management uses Citrix Cloud Paid Subscriber count as a key measure of our ability to retain and expand revenue from our cloud-based solutions over time. We believe this metric might be useful to certain investors and analysts to monitor the health of our cloud business.
Summary of Results
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, a summary of our results included:
•Total net revenue decreased 9.9% to $775.8 million;
•Subscription revenue increased 27.5% to $342.1 million;
•SaaS revenue increased 39.6% to $171.1 million;
•Product and license revenue decreased 74.4% to $44.2 million;
•Support and services revenue decreased 7.3% to $389.4 million;
•Gross margin as a percentage of revenue decreased 5.1% to 81.5%;
•Operating income decreased 54.2% to $92.3 million;
•Diluted net income per share decreased 50.0% to $0.71;
•Deferred and unbilled revenue increased $506.2 million to $3.04 billion;
•Citrix Cloud Paid Subscriber count increased 33.8% from 7.7 million to 10.3 million;
•Total ARR increased 21.7%, or $523.9 million, from $2.42 billion to $2.94 billion;
•Subscription ARR increased 81.0%, or $677.8 million, to $1.51 billion;
•SaaS ARR increased 69.9%, or $387.9 million, to $943.1 million; and
•Operating cash flows decreased $71.4 million to $212.9 million.
Our Subscription revenue increased primarily due to continued customer cloud adoption of our solutions delivered via the cloud, mostly from our Workspace offerings. Also contributing to the increase was on-premise license demand, mostly from our App Delivery and Security offerings, primarily pooled capacity, and our Workspace offerings. Our Product and license revenue decreased primarily due to decreased sales of our perpetual Workspace solutions due to the decision to discontinue the broad availability of new perpetual licenses as of October 1, 2020. The decrease in Support and services revenue was primarily due to decreased sales of maintenance services across our Workspace perpetual offerings and App Delivery and Security perpetual offerings, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition. We currently expect total revenue to increase when comparing the second quarter of 2021 to the second quarter of 2020 and the fiscal year 2021 to fiscal year 2020 due to the acceleration of our transition to a subscription-based model as well as the Wrike acquisition. The decrease in gross margin as a percentage of revenue was primarily driven by the end of sale of Workspace perpetual licenses that have historically had a higher gross margin than our Subscription and Application Delivery and Security offerings. The decrease in operating income was primarily due to a decrease in gross margin. The decrease in diluted net income per share was primarily due to lower operating income, partially offset by a decrease in income taxes and a decrease in the number of weighted average shares outstanding. Citrix Cloud Paid Subscriber count increased due to continued adoption of our cloud-based offerings. All ARR metrics increased due to the inclusion of converted limited-use on-premises business continuity licenses that were excluded from the year-ago period as their initial terms were nonrenewable and therefore did not meet the definition to be included in this metric, the discontinuation of broad availability of perpetual Workspace licenses on October 1, 2020, which drove growth in on-premises term subscription licenses in the first quarter of 2021, as well as the acquisition of Wrike.
2021 Business Combination
On February 26, 2021 (the “Closing Date”), we completed the acquisition of Wrangler Topco, LLC (“Wrangler”), the parent entity of Wrike, a leader in the SaaS collaborative work management space, for approximately $2.07 billion (“Purchase Consideration”). The Purchase Consideration consists of a base purchase price of $2.25 billion and is subject to certain adjustments as provided for under the related Agreement and Plan of Merger dated January 16, 2021 (the “Merger Agreement”). We expect that the addition of Wrike’s cloud-delivered capabilities will accelerate our business model transition to the cloud and strategy to become a complete SaaS-based work platform. Under the Merger Agreement, we acquired all of the issued and outstanding equity securities of Wrangler. Wrike revenue is included in our Workspace product grouping.
Under the terms of the Merger Agreement, we assumed certain unvested stock options held by Wrike employees and converted them into options to purchase 526,113 shares of our common stock. Of these assumed awards, 180,003 options continued with the same monthly vesting conditions under which they were originally granted. The majority of the remaining assumed options were reset to primarily cliff vest on December 31, 2021 or annually over two years.
We incurred $18.8 million of expenses related to the Wrike acquisition, of which $15.5 million were expensed during the three months ended March 31, 2021 and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
See Note 6 to our condensed consolidated financial statements for additional details regarding our acquisition of Wrike.
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
For more information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, or the Annual Report, and Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies disclosed in the Annual Report.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2021	2020	2021 vs. 2020
Revenues:
Subscription	$342,129	$268,236	27.5%
Product and license	44,235	172,858	(74.4)
Support and services	389,402	419,851	(7.3)
Total net revenues	775,766	860,945	(9.9)
Cost of net revenues:
Cost of subscription, support and services	110,745	86,040	28.7
Cost of product and license revenues	21,715	21,256	2.2
Amortization of product related intangible assets	11,009	8,281	32.9
Total cost of net revenues	143,469	115,577	24.1
Gross profit	632,297	745,368	(15.2)
Operating expenses:
Research and development	144,158	134,458	7.2
Sales, marketing and services	293,284	326,109	(10.1)
General and administrative	94,990	80,099	18.6
Amortization of other intangible assets	7,532	702	972.9
Restructuring	—	2,453	(100.0)
Total operating expenses	539,964	543,821	(0.7)
Income from operations	92,333	201,547	(54.2)
Interest income	321	1,605	(80.0)
Interest expense	(24,360)	(14,611)	66.7
Other income, net	12,896	2,098	514.7
Income before income taxes	81,190	190,639	(57.4)
Income tax (benefit) expense	(8,858)	9,417	(194.1)
Net income	$90,048	$181,222	(50.3)%

Revenues
Net revenues include Subscription, Product and license and Support and services revenues.
Subscription revenue relates to fees for SaaS, which are generally recognized ratably over the contractual term and non-SaaS, which are generally recognized at a point in time. SaaS primarily consists of subscriptions delivered via a cloud-hosted service whereby the customer does not take possession of the software and hybrid subscription offerings and the related support. Non-SaaS consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. Our hybrid subscription offerings are allocated between SaaS and non-SaaS. In addition, our CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.
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
•Fees from consulting services related to the implementation of our solutions, which are recognized as the services are provided; and
•Fees from product training and certification, which are recognized as the services are provided.

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2021	2020	2021 vs. 2020
	(in thousands)
Subscription	$342,129	$268,236	$73,893
Product and license	44,235	172,858	(128,623)
Support and services	389,402	419,851	(30,449)
Total net revenues	$775,766	$860,945	$(85,179)

Subscription
Subscription revenue increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to continued customer adoption of our solutions delivered via the cloud of $48.5 million, primarily from our Workspace offerings. There was also an increase in on-premise license demand of $25.4 million, from our App Delivery and Security offerings of $13.3 million, mainly from pooled capacity and Workspace offerings of $12.1 million. We currently expect our Subscription revenue to increase when comparing the second quarter of 2021 to the second quarter of 2020 and the fiscal year 2021 to fiscal year 2020 due to our continued transition to a subscription-based business model as well as the Wrike acquisition.
Product and license
Product and license revenue decreased when comparing the three months ended March 31, 2021 to the three months ended March 31, 2020 primarily from a decrease in sales of our perpetual Workspace solutions due to the decision to discontinue offering new perpetual licenses as of October 1, 2020. We currently expect our Product and license revenue to decrease when comparing the second quarter of 2021 to the second quarter of 2020 and the fiscal year 2021 to fiscal year 2020 as customers continue to shift to our subscription offerings and away from our App Delivery and Security hardware products, as well as our decision to discontinue the broad availability of new perpetual licenses for Citrix Workspace beginning on October 1, 2020.
Support and services
Support and services revenue decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a decrease in sales of maintenance services across our Workspace perpetual offerings of $17.7 million and App Delivery and Security perpetual offerings of $10.2 million, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition. We currently expect Support and services revenue to decrease when comparing the second quarter of 2021 to the second quarter of 2020 and the fiscal year 2021 to fiscal year 2020 as customers continue to shift to our subscription offerings.
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
The following table presents the amounts of deferred and unbilled revenue (in thousands):

	March 31, 2021	December 31, 2020	March 31, 2021 compared to December 31, 2020
Deferred revenue	$1,843,521	1,902,576	$(59,055)
Unbilled revenue	1,196,692	1,036,072	160,620
Deferred revenues decreased approximately $59.1 million as of March 31, 2021 compared to December 31, 2020 primarily due to a decrease in maintenance and support of $90.4 million, mostly from Workspace perpetual software maintenance of $75.5 million and App Delivery and Security perpetual hardware maintenance of $14.8 million, partially offset by an increase from subscription of $30.7 million. Unbilled revenue as of March 31, 2021 increased $160.6 million from December 31, 2020 primarily due to increased customer adoption of multi-year subscription agreements.
While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. Backlog includes the aggregate amounts we expect to recognize as point in time revenue in the following quarter associated with contractually committed amounts for on-premise subscription software licenses, as well as confirmed product license orders that have not shipped and are wholly unfulfilled. As of March 31, 2021, the amount of backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for 50.4% and 48.9% of our net revenues for the three months ended March 31, 2021 and March 31, 2020, respectively. The change in our international revenues as a percentage of our net revenues for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was not significant. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.

Cost of Net Revenues

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2021	2020	2021 vs. 2020
	(In thousands)
Cost of subscription, support and services revenues	$110,745	$86,040	$24,705
Cost of product and license revenues	21,715	21,256	459
Amortization of product related intangible assets	11,009	8,281	2,728
Total cost of net revenues	$143,469	$115,577	$27,892
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
Cost of subscription, support and services revenues increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to higher costs of providing our subscription offerings, which were mostly cloud capacity costs, as well as hardware costs related to our on-premise subscriptions offerings. We currently expect cost of subscription, support and services revenues to increase when comparing the second quarter of 2021 to the second quarter of 2020 and the fiscal year 2021 to fiscal year 2020, consistent with the expected increases in Subscription revenue as discussed above.
The increase in Cost of product and license revenues was not significant for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. We currently expect cost of product and license revenues to decrease when comparing the second quarter of 2021 to the second quarter of 2020 and the fiscal year 2021 to fiscal year 2020, consistent with the expected decrease in product and license revenue.
Amortization of product related intangible assets increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to acquired intangible assets in connection with the Wrike acquisition. We currently expect amortization of product related intangible assets to increase when comparing the second quarter of 2021 to the second quarter of 2020 and the fiscal year 2021 to fiscal year 2020, due to product related intangibles acquired in connection with the Wrike acquisition.
Gross Margin
Gross margin as a percentage of revenue was 81.5% for the three months ended March 31, 2021, and 86.6% for the three months ended March 31, 2020. The change in gross margin as a percentage of revenue was primarily driven by the end of sale of Workspace perpetual licenses that have historically had a higher gross margin than our Subscription and Application Delivery and Security offerings.
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

Research and Development Expenses

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2021	2020	2021 vs. 2020
	(In thousands)
Research and development	$144,158	$134,458	$9,700
Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to stock-based compensation.
Sales, Marketing and Services Expenses

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2021	2020	2021 vs. 2020
	(In thousands)
Sales, marketing and services	$293,284	$326,109	$(32,825)
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
Sales, marketing and services expenses decreased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to decreases in variable compensation of $29.1 million, as the comparative period included higher amounts driven by demand of limited-use licenses. Also contributing to the decrease were lower compensation and other employee-related costs of $15.2 million due to COVID-related travel restrictions, partially offset by increases in stock-based compensation of $8.0 million.
General and Administrative Expenses

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2021	2020	2021 vs. 2020
	(In thousands)
General and administrative	$94,990	$80,099	$14,891
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to professional fees of $22.5 million, mainly Wrike acquisition costs, partially offset by a decrease in credit loss expense of $10.5 million.
Amortization of Other Intangible Assets

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2021	2020	2021 vs. 2020
	(In thousands)
Amortization of other intangible assets	$7,532	$702	$6,830
Amortization of other intangible assets consists of amortization of customer relationships, trade names, backlog and covenants not to compete.
Amortization of other intangible assets increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to acquired intangible assets as part of the Wrike acquisition.

2021 Operating Expense Outlook
When comparing the second quarter of 2021 to the second quarter of 2020 and the fiscal year 2021 to fiscal year 2020, we currently expect Operating expenses to increase primarily due to the Wrike acquisition.
Interest Income

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2021	2020	2021 vs. 2020
	(In thousands)
Interest income	$321	$1,605	$(1,284)
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. Interest income decreased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to lower yields on investments as a result of lower interest rates. See Note 7 to our condensed consolidated financial statements for additional details regarding our investments.
Interest Expense

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2021	2020	2021 vs. 2020
	(In thousands)
Interest expense	$(24,360)	$(14,611)	$(9,749)
Interest expense primarily consists of interest paid on our 2026 Notes, 2027 Notes and 2030 Notes, 2021 Term Loan Credit Agreement, Term Loan Credit Agreement and our credit facility. Interest expense increased for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to financing costs related to the Wrike acquisition. See Note 11 to our condensed consolidated financial statements for additional details regarding our debt.
Other income, net

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2021	2020	2021 vs. 2020
	(In thousands)
Other income, net	$12,896	$2,098	$10,798
Other income, net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions and non-designated hedges, sublease income, realized losses related to changes in the fair value of our investments that have a decline in fair value and recognized gains (losses) related to our investments.
The increase in Other income, net during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is primarily attributable to recognized gains on our strategic investments.
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
Our effective tax rate was (10.9)% and 4.9% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective tax rate when comparing the three months ended March 31, 2021 to the three months ended March 31, 2020, was primarily due to tax items unique to the period ended March 31, 2021 and the geographical mix of income towards lower tax regions. These amounts include a $17.1 million tax benefit related to a favorable Indian tax ruling, net of the U.S. tax impact, during the period ended March 31, 2021.
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
Liquidity and Capital Resources
During the three months ended March 31, 2021, we generated operating cash flows of $212.9 million. These operating cash flows related primarily to net income of $90.0 million, adjusted for, among other things, non-cash charges, including stock-based compensation expense of $86.9 million, depreciation and amortization expenses of $63.9 million and a change in operating assets and liabilities, net of acquisitions of $38.8 million. The change in our operating assets and liabilities, net of acquisitions was mostly the result of an inflow from accounts receivable of $302.8 million primarily due to collections from prior period sales. These inflows were partially offset by outflows in accrued expenses and other current liabilities of $190.8 million, mostly from employee-related accruals of $133.6 million and payments on other accruals of $27.1 million, primarily from acquisition-related costs. Also contributing to operating outflows were changes in deferred revenue of $92.1 million, income taxes, net of $38.0 million, primarily due to an increase in prepaid taxes, and other assets of $27.5 million, primarily due to an increase in capitalized commissions. Our investing activities used $1.94 billion of cash consisting primarily of cash paid for the Wrike acquisition, net of cash acquired of $2.02 billion and cash paid for the purchase of property and equipment of $23.9 million, partially offset by net proceeds from investments of $107.0 million. Our financing activities provided cash of $1.46 billion, primarily net proceeds from the 2021 Term Loan of $997.9 million and 2026 Notes of $741.4 million, partially offset by repayment of Wrike acquired debt of $190.0 million, cash dividends on our common stock of $45.5 million and cash paid for tax withholding on vested stock awards of $42.3 million.
During the three months ended March 31, 2020, we generated operating cash flows of $284.2 million. These operating cash flows related primarily to net income of $181.2 million, adjusted for, among other things, non-cash charges, including stock-based compensation expense of $58.3 million and depreciation and amortization expenses of $52.6 million. Partially offsetting these cash flows was a change in operating assets and liabilities of $14.1 million. The change in our net operating assets and liabilities was primarily a result of an outflow in deferred revenue of $41.0 million and an outflow in other assets of $23.3 million, primarily due to an increase in capitalized commissions from higher subscription sales. These outflows are partially offset by an inflow from accounts payable of $20.5 million due to cloud hosting fees, an inflow from accrued expenses and current liabilities of $17.1 million due to an increase in commissions and an inflow from accounts receivable of $11.3 million. The inflow from accounts receivable is primarily due to an increase in collections from prior period sales, partially offset by increases in new accounts receivable balances during the first quarter of 2020 primarily from business continuity sales in response to COVID-19. Our investing activities provided $10.0 million of cash consisting primarily of net proceeds from the sale of investments of $22.2 million, partially offset by cash paid for the purchase of property and equipment of $10.5 million. Our financing activities used cash of $310.0 million primarily for stock repurchases of $1.00 billion, amounts paid for but not settled under our accelerated stock repurchase program of $200.0 million, cash paid for tax withholding on vested stock awards of $54.2 million and cash dividends on our common stock of $42.8 million. These outflows are partially offset by net proceeds from our 2030 Notes of $738.1 million and net borrowings from our Term Loan Credit Agreement of $248.8 million.
Term Loan Credit Agreements
On February 5, 2021, we entered into the 2021 Term Loan Credit Agreement, consisting of a $1.00 billion 2021 Term Loan. We borrowed $1.00 billion on February 26, 2021 under the 2021 Term Loan, and the loan matures on February 25, 2024. The proceeds under the 2021 Term Loan were used to finance a portion of the aggregate cash consideration for the Wrike acquisition.
On January 21, 2020, we entered into a $1.00 billion Term Loan Credit Agreement, consisting of a $500.0 million 364-day Term Loan facility (the “364-day Term Loan”), and a $500.0 million 3-year Term Loan facility (the “3-year Term Loan”). During the three months ended March 31, 2020, we used borrowings from the Term Loan Credit Agreement to enter in an aggregate $1.00 billion accelerated share repurchase program.
Senior Notes
On February 18, 2021, we issued $750.0 million of unsecured senior notes due March 1, 2026, or the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.250% per annum, which is due semi-annually on March 1 and September 1 of each year beginning on September 1, 2021. The net proceeds from this offering were $741.4 million. During the three months ended March 31, 2021, we used the net proceeds from the 2026 Notes to fund a portion of the aggregate cash consideration for the Wrike acquisition.

On February 25, 2020, we issued $750.0 million of unsecured senior notes due March 1, 2030, or the 2030 Notes. The 2030 Notes accrue interest at a rate of 3.300% per annum, which is due semi-annually on March 1 and September 1 of each year. The net proceeds from this offering were $738.1 million. During the three months ended March 31, 2020, we used the net proceeds from the 2030 Notes and cash to repay $500.0 million under the 364-day Term Loan and $250.0 million under the 3-year Term Loan. As of March 31, 2021, $250.0 million was outstanding under the 3-year Term Loan.
On November 15, 2017, we issued $750.0 million of unsecured senior notes due December 1, 2027, or the 2027 Notes. The 2027 Notes accrue interest at a rate of 4.500% per annum, which is due semi-annually on June 1 and December 1 of each year.
Credit Facility
On November 26, 2019, we entered into a $250.0 million five-year unsecured revolving credit facility under an amended and restated credit agreement, or the Credit Agreement. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. As of March 31, 2021, no amounts were outstanding under the credit facility.
Bridge Facility and Take-Out Facility Commitment Letter
On January 16, 2021, we entered into a bridge facility and take-out facility commitment letter (the “Commitment Letter”) pursuant to which JPMorgan Chase Bank, N.A. (1) committed to provide a senior unsecured 364-day term loan facility in an aggregate principal amount of $1.45 billion to finance the cash consideration for the Wrike acquisition in the event that the permanent debt financing was not available on or prior to the Closing Date and (2) agreed to use commercially reasonable efforts to assemble a syndicate of lenders to provide the necessary commitments for the senior term loan facility. The commitments under the Commitment Letter were permanently reduced to zero on February 18, 2021, as a result of (i) the effectiveness of the 2021 Term Loan Credit Agreement and (ii) the completion of the issuance of the 2026 Notes.
See Note 11 to our condensed consolidated financial statements for additional details regarding our debt.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue for the remainder of 2021. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements and service our debt obligations for the next 12 months. For additional information, see section titled Impact of COVID-19 Pandemic above. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions and for general corporate purposes.
Cash, Cash Equivalents and Investments

	March 31, 2021	December 31, 2020	2021 Compared to 2020
	(In thousands)
Cash, cash equivalents and investments	$510,041	$891,373	$(381,332)
The decrease in Cash, cash equivalents and investments when comparing March 31, 2021 to December 31, 2020, is primarily due to cash paid for the Wrike acquisition, net of cash acquired of $2.02 billion, repayment of Wrike acquired debt of $190.0 million, cash dividends on our common stock of $45.5 million, cash paid for tax withholding on vested stock awards of $42.3 million and cash paid for property and equipment of $23.9 million, partially offset by cash received from debt offerings of $1.74 billion and cash provided by operating activities of $212.9 million.
As of March 31, 2021, $309.0 million of the $510.0 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. The cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.

Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At March 31, 2021, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.
During the three months ended March 31, 2021, we did not have any open market purchases under the stock repurchase program.
Shares for Tax Withholding
During the three months ended March 31, 2021, we withheld 335,347 from equity awards that vested, totaling $46.7 million, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Contractual Obligations
With the exception of the new $1.00 billion 2021 Term Loan drawn on February 26, 2021 and the $750.0 million 2026 Notes issued on February 18, 2021, as discussed above under the subheading “Liquidity and Capital Resources”, there have been no material changes, outside the ordinary course of business, to our contractual obligations since December 31, 2020. For further information, see “Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Other Purchase Commitments
In May 2020, we entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, we are committed to a purchase of $1.00 billion throughout the term of the agreement. As of March 31, 2021, we had $927.8 million of remaining obligations under the purchase agreement.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended March 31, 2021 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2021, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2021, except for the acquisition of Wrike described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On February 26, 2021, we completed the acquisition of Wrike. We are currently integrating Wrike into our operations and internal control processes and, pursuant to the Securities and Exchange Commission's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at March 31, 2021 does not include Wrike.

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 16, "Commitments and Contingencies-Legal Matters", to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 1A.RISK FACTORS
The following information updates, and should be read in conjunction with, the information disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 8, 2021.
Our recent acquisition of Wrike involves a number of risks that could adversely affect our business, financial condition and operating results, and we may not realize the financial and strategic goals we anticipate.
On February 26, 2021, we completed our previously announced acquisition of Wrike, Inc., a leading provider of SaaS collaborative work management solutions, pursuant to the terms of the Agreement and Plan of Merger dated January 16, 2021 (the “Merger Agreement”). The acquisition of Wrike involves certain risks, including:
•Our failure to realize the expected benefits or synergies of the Wrike acquisition;
•An uncertain revenue and earnings stream from Wrike, which could dilute our earnings;
•Difficulties and delays integrating Wrike’s personnel, operations, technologies, solutions and systems;
•Difficulties operating Wrike to further our objectives and strategy;
•Undetected errors or unauthorized use of a third-party’s code in Wrike’s solutions;
•Our ongoing business may be disrupted and our management’s attention may be diverted by transition or integration activities involving Wrike, which may delay innovation, among other things;
•Challenges with implementing adequate and appropriate controls, procedures and policies in Wrike’s business;
•Potential difficulties in completing projects associated with Wrike’s in-process research and development;
•Difficulty providing complementary solutions that are purchased by our or Wrike’s customers, reaching new users and expanding our customer base, or competing effectively in markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive;
•The potential loss of Wrike’s key employees;
•Potential difficulties integrating Wrike’s solutions and services into our sales channel or challenges selling Wrike’s products;
•The assumption of pre-existing contractual relationships of Wrike that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business;
•Being subject to unfavorable revenue recognition or other accounting treatment as a result of Wrike’s practices;
•Incurring a significant amount of debt to finance the Wrike acquisition, which increased our debt service requirements, expense and leverage;
•Issuing equity awards to, and assuming existing equity awards of, Wrike’s employees, which may more rapidly deplete share reserves available under our shareholder-approved equity incentive plans;
•Increased exposure to risks related to foreign operations due to the increase in our employee presence in Russia, which could result in the unavailability of key technical talent, cyber security risks, disruption resulting from the transfer of employees moving from current Russia offices to alternative locations, difficulty and expenses associated with identifying alternative and adequate technical talent pools, and other risks related to the political, security and policy uncertainty between the United States and Russia;
•Litigation arising from the transaction; and

•Other factors described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on February 8, 2021.
Our failure to successfully integrate Wrike, or realize the expected benefits of the acquisition, due to these or other factors could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to accelerate our strategy and cloud transition, enhance our growth or accelerate Wrike’s growth expectations, provide complementary solutions that are purchased by our or Wrike’s customers, reach new users and expand our customer base, compete effectively in Wrike’s markets, or realize other expected benefits of the merger if we are unable to successfully integrate and operate Wrike.
Servicing the debt we incurred in connection with the Wrike acquisition will require a significant amount of cash, which could adversely affect our business, financial condition and results of operations.
The consideration we paid for the Wrike acquisition consisted of a $2.25 billion base purchase price, subject to certain adjustments as set forth in the Merger Agreement. We funded the consideration with proceeds from a term loan credit agreement, dated February 5, 2021, with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto from time to time (the “2021 Term Loan Credit Agreement”), and the completion of the issuance of 1.250% Senior Notes due 2026 (the “2026 Notes”) pursuant to an Underwriting Agreement, dated February 9, 2021, with J.P. Morgan Securities LLC, BofA Securities, Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein.
Taking on additional indebtedness in connection with the Wrike acquisition, as a result of the 2021 Term Loan Credit Agreement, the 2026 Notes and/or other alternative financing in the future, increased the risks that we face with our existing indebtedness. For example, in January 2021, we committed to a goal of maintaining our investment grade credit rating and indicated that we plan to return to historical leverage levels within 24 months. If we are unable to achieve these commitments, our ability to obtain additional financing or to re-finance our existing indebtedness in the future, and the terms of any such financing, could be adversely affected.
Our aggregate indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:
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
Our App Delivery and Security business has encountered challenges meeting demand for certain products, and may continue to encounter challenges meeting demand for certain products, if there are any interruptions or delays in the supply of hardware or hardware components from our third-party sources.
We rely on a concentrated number of third-party suppliers, who provide hardware or hardware components for our App Delivery and Security products, and contract manufacturers. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, or the need to implement costly or time-consuming protocols to comply with applicable regulations (including regulations related to conflict minerals), equipment malfunction, natural disasters and environmental factors, any of which could delay or impede their ability to meet our demand. We also may experience disruptions or delays to our supply chain or fulfillment and delivery operations, including as a result of the COVID-19 pandemic from, among other things, the temporary closure of third-party supplier and manufacturer facilities, spikes in demand for manufacturing services, interruptions in product supply or insufficient supply of components, restrictions on export or shipment or disruptions in product fulfillment due to closure or delays of our delivery vendors. For example, in the first quarter of 2021, due in part to increased customer demand, we experienced challenges in procuring hardware components for certain of our Application Delivery and Security products, which led to hardware shipment delays and lower than expected recognized revenue during the quarter. We expect that these challenges may continue and could increase. If we are unable to procure hardware and hardware components in a timely manner from our existing suppliers or are required to change suppliers, there could be a delay in the supply of our hardware or hardware components and our ability to meet the demands of our customers could be adversely affected, which could cause the loss of App Delivery and Security sales and existing or potential customers and delayed revenue recognition, all of which could adversely affect our results of operations.
If our customers choose on-premises subscription licenses with short-term durations, our operating results may be adversely affected.
Our ability to recognize revenue depends on several factors, including the average duration of on-premises subscription licenses. If our customers choose licenses with short subscription term durations, operating results may be adversely affected and not meet our investors’ expectations. For example, in the first quarter of 2021, we sought to convert into longer-term subscriptions the expiring limited-use non-renewable, on-premises term licenses issued in 2020 at the onset of the pandemic. However, in the first quarter of 2021, a number of these customers chose to convert the expiring limited-use on-premises term licenses into short-term duration agreements for on-premises licenses. If customers were to choose short-term duration for other on-premises subscription licenses in future periods, we would expect our results of operations to be adversely affected in those periods.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
The Company's Board of Directors has authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At March 31, 2021, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
The following table shows the monthly activity related to stock repurchases for the quarter ended March 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands) (2)
January 1, 2021 through January 31, 2021	112,466	$143.14	—	$625,561
February 1, 2021 through February 28, 2021	45,761	$132.50	—	$625,561
March 1, 2021 through March 31, 2021	177,120	$138.80	—	$625,561
Total	335,347	$139.39	—	$625,561
(1)The total number of shares purchased are shares withheld from restricted stock units that vested in the first quarter of 2021 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION

Our policy governing transactions in Citrix securities by our directors, officers and employees permits our directors, officers and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that David Henshall, our Chief Executive Officer and President, PJ Hough, our Executive Vice President and Chief Product Officer, and Sridhar Mullapudi, our Executive Vice President of Product Management, each entered into a new trading plan in the first quarter of 2021 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

ITEM 6.EXHIBITS
(a)List of exhibits

Exhibit No.	Description

2.1**
Agreement and Plan of Merger, dated as of January 16, 2021, by and among Citrix Systems, Inc., Wallaby Merger Sub, LLC, Wrangler Topco, LLC and Vista Equity Partners Management, LLC, as the representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 19, 2021).

4.1
Third Supplemental Indenture dated as of February 18, 2021 between Citrix Systems, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021).

4.2	Form of 1.250% Senior Note due 2026 (included in Exhibit 4.1).

10.1
Bridge and Take-Out Facility Commitment Letter, dated January 16, 2021, between JPMorgan Chase Bank, N.A. and Citrix Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2021).

10.2**
Term Loan Credit Agreement, dated as of February 5, 2021, by and among Citrix Systems, Inc., the initial lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on February 8, 2021).

10.3
First Amendment to Term Loan Credit Agreement, dated as of February 5, 2021, by and among Citrix Systems, Inc., the lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on February 8, 2021).

10.4
First Amendment to Credit Agreement, dated as of February 5, 2021, by and among Citrix Systems, Inc., the lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on February 8, 2021).

10.5*
First Amendment to Employment Agreement, dated March 3, 2021, by and between Citrix Systems, Inc. and David J. Henshall (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2021).

10.6*
First Amendment to Executive Agreement, dated March 3, 2021, by and between Citrix Systems, Inc. and Antonio G. Gomes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2021).

10.7*†	First Amendment to Executive Agreement, dated March 3, 2021, by and between Citrix Systems, Inc. and Donna Kimmel.

10.8*	Wrike, Inc. Amended and Restated 2013 Stock Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021).

10.9*
Form of Stock Option Agreement Under the Wrike, Inc. Amended and Restated 2013 Stock Plan as Assumed by Citrix Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021).

10.10*
Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021).

10.11*
Form of Non-Qualified Stock Option Agreement Under the Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan as Assumed by Citrix Systems, Inc. (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021).

10.12*
Form of Global Restricted Stock Unit Agreement Under the Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan as Assumed by Citrix Systems, Inc. (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021).

10.13*	Citrix Systems, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-253689) filed on March 1, 2021).

10.14*
Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-253689) filed on March 1, 2021).

10.15*†	Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. Second Amended and Restated 2014 Equity Incentive Plan

10.16*†	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Second Amended and Restated 2014 Equity Incentive Plan

31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Indicates a management contract or a compensatory plan, contract or arrangement.
**	Schedules (or similar attachments) have been omitted pursuant to Item 601 of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC.
†	Filed herewith.
††	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of May, 2021.

CITRIX SYSTEMS, INC.

By:	/s/ ARLEN R. SHENKMAN
Arlen R. Shenkman
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)