Form 10-Q
period 2021-06-30
CITRIX SYSTEMS INC
filed 2021-07-30
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No   ☒
As of July 23, 2021, there were 124,232,082 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2021

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$501,112	$752,895
Short-term investments, available-for-sale	19,900	124,113
Accounts receivable, net of allowances of $23,471 and $25,868 at June 30, 2021 and December 31, 2020, respectively	665,519	858,009
Inventories, net	21,699	20,089
Prepaid expenses and other current assets	291,388	236,000
Total current assets	1,499,618	1,991,106
Long-term investments, available-for-sale	10,978	14,365
Property and equipment, net	225,801	208,811
Operating lease right-of-use assets, net	191,855	187,129
Goodwill	3,456,014	1,798,408
Other intangible assets, net	852,657	81,491
Deferred tax assets, net	234,375	386,504
Other assets	243,155	222,533
Total assets	$6,714,453	$4,890,347
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$138,267	$92,266
Accrued expenses and other current liabilities	373,846	507,185
Income taxes payable	38,655	42,760
Current portion of deferred revenues	1,541,606	1,510,216
Total current liabilities	2,092,374	2,152,427
Long-term portion of deferred revenues	350,345	392,360
Long-term debt	3,473,929	1,732,622
Long-term income taxes payable	204,782	232,086
Operating lease liabilities	193,141	195,767
Other liabilities	107,035	72,942
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 324,387 and 321,964 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	324	322
Additional paid-in capital	6,835,867	6,608,018
Retained earnings	5,041,270	4,984,333
Accumulated other comprehensive loss	(6,015)	(3,649)
	11,871,446	11,589,024
Less - common stock in treasury, at cost (200,172 and 199,443 shares at June 30, 2021 and December 31, 2020, respectively)	(11,578,599)	(11,476,881)
Total stockholders' equity	292,847	112,143
Total liabilities and stockholders' equity	$6,714,453	$4,890,347
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share information)
Revenues:
Subscription	$374,271	$243,450	$716,400	$511,686
Product and license	58,683	129,933	102,918	302,791
Support and services	379,157	425,546	768,559	845,397
Total net revenues	812,111	798,929	1,587,877	1,659,874
Cost of net revenues:
Cost of subscription, support and services	116,027	93,877	226,772	179,917
Cost of product and license revenues	25,160	20,060	46,875	41,316
Amortization of product related intangible assets	20,119	8,303	31,128	16,584
Total cost of net revenues	161,306	122,240	304,775	237,817
Gross profit	650,805	676,689	1,283,102	1,422,057
Operating expenses:
Research and development	146,179	140,531	290,337	276,199
Sales, marketing and services	306,920	291,529	600,204	618,142
General and administrative	93,594	100,264	188,584	181,102
Amortization of other intangible assets	19,435	694	26,967	1,396
Total operating expenses	566,128	533,018	1,106,092	1,076,839
Income from operations	84,677	143,671	177,010	345,218
Interest income	272	589	593	2,194
Interest expense	(22,905)	(17,076)	(47,265)	(31,687)
Other income, net	6,635	1,911	19,531	4,009
Income before income taxes	68,679	129,095	149,869	319,734
Income tax expense (benefit)	5,913	16,189	(2,945)	25,606
Net income	$62,766	$112,906	$152,814	$294,128
Earnings per share:
Basic	$0.51	$0.91	$1.24	$2.37
Diluted	$0.50	$0.90	$1.21	$2.32
Weighted average shares outstanding:
Basic	124,230	123,522	123,580	124,128
Diluted	126,003	125,735	126,019	126,659

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$62,766	$112,906	$152,814	$294,128
Other comprehensive income:
Available for sale securities:
Change in net unrealized (losses) gains	—	(24)	20	131
Less: reclassification adjustment for net gains included in net income	—	(8)	—	(21)
Net change (net of tax effect)	—	(32)	20	110

Gain on pension liability	—	—	1,050	8

Cash flow hedges:
Change in unrealized gains (losses)	128	458	(735)	(2,127)
Less: reclassification adjustment for net (gains) losses included in net income	(758)	919	(2,701)	671
Net change (net of tax effect)	(630)	1,377	(3,436)	(1,456)
Other comprehensive (loss) income	(630)	1,345	(2,366)	(1,338)
Comprehensive income	$62,136	$114,251	$150,448	$292,790

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Operating Activities
Net income	$152,814	$294,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	158,344	106,593
Stock-based compensation expense	168,793	143,685
Deferred income tax expense (benefit)	8,202	(20,952)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	7,944	(166)
Other non-cash items	(18,925)	19,920
Total adjustments to reconcile net income to net cash provided by operating activities	324,358	249,080
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	207,883	95,329
Inventories	(2,006)	(1,894)
Prepaid expenses and other current assets	(22,928)	2,478
Other assets	(44,911)	(39,485)
Income taxes, net	(70,990)	25,621
Accounts payable	44,459	37,864
Accrued expenses and other current liabilities	(188,413)	37,995
Deferred revenues	(43,869)	(8,161)
Other liabilities	243	10,461
Total changes in operating assets and liabilities, net of the effects of acquisitions	(120,532)	160,208
Net cash provided by operating activities	356,640	703,416
Investing Activities
Purchases of available-for-sale investments	(12,151)	(305,224)
Proceeds from maturities of available-for-sale investments	119,771	39,154
Purchases of property and equipment	(44,876)	(21,078)
Cash paid for acquisitions, net of cash acquired	(2,022,304)	—
Cash paid for licensing agreements, patents and technology	(4,417)	(3,210)
Other	6,479	707
Net cash used in investing activities	(1,957,498)	(289,651)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plan	20	—
Proceeds from term loan credit agreement, net of issuance costs	997,947	998,846
Repayment of term loan credit agreement	—	(750,000)
Proceeds from senior notes, net of issuance costs	741,393	738,107
Repayment of acquired debt	(190,000)	—
Stock repurchases, net	—	(999,903)
Accelerated stock repurchase program	—	(200,000)
Cash paid for tax withholding on vested stock awards	(101,718)	(101,156)
Cash paid for dividends	(91,481)	(86,062)
Other	(5,438)	—
Net cash provided by (used in) financing activities	1,350,723	(400,168)
Effect of exchange rate changes on cash and cash equivalents	(1,648)	(4,286)
Change in cash and cash equivalents	(251,783)	9,311
Cash and cash equivalents at beginning of period	752,895	545,761
Cash and cash equivalents at end of period	$501,112	$555,072
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates made by management include estimation for reserves for legal contingencies, the standalone selling price of certain performance obligations related to revenue recognition, the provision for credit losses related to accounts receivable, contract assets, and available-for-sale debt securities, the provision to reduce obsolete or excess inventory to net realizable value, the provision for estimated returns, as well as sales allowances, the assumptions used in the valuation of stock-based awards and measurement of expense related to performance stock units, the assumptions used in the discounted cash flows to mark certain of its investments to market, the valuation of the Company’s goodwill, valuation of acquired intangible assets and liabilities, net realizable value of product related and other intangible assets, the provision for income taxes, valuation allowance for deferred tax assets, uncertain tax positions, and the amortization and depreciation periods for contract acquisition costs, intangible and long-lived assets. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial position and results of operations taken as a whole, the actual amounts of such items, when known, will vary from these estimates.

Available-for-sale Investments
Short-term and long-term available-for-sale investments in debt securities as of June 30, 2021 and December 31, 2020 primarily consist of agency securities, corporate securities and government securities. Investments classified as available-for-sale debt securities are stated at fair value, with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize unrealized changes in the fair value of its available-for-sale debt securities in income unless a security is deemed to be impaired.
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
The standalone selling price is the price at which the Company would sell a promised product or service separately to the customer. For the majority of the Company's software licenses and hardware, CSP and on-premise subscription software licenses, the Company uses the observable price in transactions with multiple performance obligations. For the majority of the Company’s support and services, and cloud-hosted subscription offerings, the Company uses the observable price when the Company sells that support and service and cloud-hosted subscription separately to similar customers. If the standalone selling price for a performance obligation is not directly observable, the Company estimates it. The Company estimates the standalone selling price by taking into consideration market conditions, economics of the offering and customers’ behavior. The Company maximizes the use of observable inputs and applies estimation methods consistently in similar circumstances. The Company allocates the transaction price to each distinct performance obligation on a relative standalone selling price basis.
Revenues are recognized when control of the promised products or services are transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services.
Sales tax
The Company records revenue net of sales tax.

Timing of revenue recognition

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Products and services transferred at a point in time	$142,835	$195,695	$284,634	$475,106
Products and services transferred over time	669,276	603,234	1,303,243	1,184,768
Total net revenues	$812,111	$798,929	$1,587,877	$1,659,874
Contract balances
The Company's short-term and long-term contract assets, net of allowance for credit losses, were $51.3 million and $43.1 million, respectively, as of June 30, 2021, and $37.3 million and $41.7 million, respectively, as of December 31, 2020, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.54 billion and $350.3 million, respectively, as of June 30, 2021 and $1.51 billion and $392.4 million, respectively, as of December 31, 2020. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. During the three and six months ended June 30, 2021, the Company recognized $541.4 million and $950.2 million, respectively, of revenue that was included in the deferred revenue balance as of March 31, 2021 and December 31, 2020, respectively.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance differs from the timing of the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no material asset impairment charges related to contract assets for either the three and six months ended June 30, 2021 and 2020, respectively.
For the Company’s perpetual offerings, the timing of payment is typically upfront. Therefore, deferred revenue is created when a contract includes performance obligations such as license updates and maintenance or certain professional services that are satisfied over time. For subscription contracts, the timing of payment is typically in advance of services, and deferred revenue is amortized as these services are provided over time.
For contracts that have an original duration of one year or less, the Company applies a practical expedient to determine whether a significant financing component exists and does not consider the effects of the time value of money. For multi-year contracts, the Company bills annually.
Transaction price allocated to the remaining performance obligations
The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period (in thousands):

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$1,754,723	$60,293	$604	$1,815,620
Support and services	1,201,714	28,301	1,446	1,231,461
Total net revenues	$2,956,437	$88,594	$2,050	$3,047,081
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
The Company’s typical contracts include performance obligations related to subscription, product and licenses, and support and services. Contract acquisition costs are allocated to performance obligations using a portfolio approach. The Company assesses its sales compensation plans at least annually to evaluate whether contract acquisition costs for renewals and extensions are commensurate with those related to initial contracts. If concluded to be commensurate, the contract acquisition costs are amortized over the contractual term on a basis consistent with the pattern of transfer of the products or services to which the asset relates. If concluded not to be commensurate, the contract acquisition costs are amortized over the greater of the contractual term or estimated customer life on a basis consistent with the pattern of transfer of the products or services to which the asset relates. The Company estimates an average customer life of three years to five years, which it believes is appropriate based on consideration of the historical average customer life and the estimated useful life of the underlying product and license sold as part of the transaction.
For the three and six months ended June 30, 2021, the Company recorded amortization of capitalized contract acquisition costs of $18.9 million and $37.2 million, respectively, and for the three and six months ended June 30, 2020, the Company recorded amortization of capitalized contract acquisition costs of $13.8 million and $26.9 million, respectively, which are included in Sales, marketing and services expense in the accompanying condensed consolidated statements of income. The Company's short-term and long-term contract acquisition costs were $73.5 million and $129.6 million, respectively, as of June 30, 2021, and $71.5 million and $124.7 million, respectively, as of December 31, 2020, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. There was no impairment loss in relation to costs capitalized during the three and six months ended June 30, 2021 and 2020, respectively.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income	$62,766	$112,906	$152,814	$294,128
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	124,230	123,522	123,580	124,128
Effect of dilutive employee stock awards	1,773	2,213	2,439	2,531
Denominator for diluted earnings per share - weighted-average shares outstanding	126,003	125,735	126,019	126,659

Basic earnings per share	$0.51	$0.91	$1.24	$2.37

Diluted earnings per share	$0.50	$0.90	$1.21	$2.32
For the three and six months ended June 30, 2021, anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were 3.3 million shares and 2.0 million shares, respectively. For the three and six months ended June 30, 2020, stock-based awards excluded from the calculations of diluted earnings per share were not material.
5. CREDIT LOSSES
The Company is exposed to credit losses primarily through its accounts receivable, investments in available-for-sale debt securities, and contract assets. See Note 3 for additional information related to the Company's contract assets.

Accounts receivable, net
The Company's accounts receivable consist of the following (in thousands):

June 30, 2021
Accounts receivable, gross	$688,990
Less: allowance for returns	(11,553)
Less: allowance for credit losses	(11,918)
Accounts receivable, net	$665,519
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
The activity in the Company's allowance for credit losses for the six months ended June 30, 2021 is summarized as follows (in thousands):

Total
Balance of allowance for credit losses at January 1, 2021	$15,419
Current period provision (reversal) for expected losses	(2,709)
Write-offs charged against allowance	(1,781)
Recoveries of any amounts previously written off	104
Other (1)	$885
Balance of allowance for credit losses at June 30, 2021	$11,918
(1) Includes amounts established in connection with acquisitions.
As of June 30, 2021, two distributors accounted for 14% and 13% of the Company's total gross accounts receivable, respectively.
Available-for-sale Investments
The Company did not have any credit loss expense recorded related to available-for-sale debt securities for the three and six months ended June 30, 2021 and 2020, respectively.
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
6. ACQUISITIONS
2021 Business Combination
On February 26, 2021 (the “Closing Date”), the Company completed the acquisition of Wrangler Topco, LLC (“Wrangler”), the parent entity of Wrike, Inc. (“Wrike”), a leader in the SaaS collaborative work management space, for approximately $2.07 billion (the “Purchase Consideration”). The Purchase Consideration consists of a base purchase price of $2.25 billion and is subject to certain adjustments as provided for under the related Agreement and Plan of Merger dated January 16, 2021 (the “Merger Agreement”). The Company expects that the addition of Wrike’s cloud-delivered capabilities will accelerate its business model transition to the cloud and strategy to become a complete SaaS-based work platform. Under the Merger Agreement, the Company acquired all of the issued and outstanding equity securities of Wrangler.

On the Closing Date, $35.0 million of the Purchase Consideration was deposited into a third-party escrow fund, to be held for up to one year following the Closing Date, to fund (i) potential payment obligations of Wrangler equityholders with respect to post-closing adjustments to the Purchase Consideration and (ii) potential post-closing indemnification obligations of Wrangler equityholders, in each case in accordance with the terms of the Merger Agreement.
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
The Company incurred $19.1 million of expenses related to the Wrike acquisition, of which $0.3 million and $15.8 million were expensed during the three and six months ended June 30, 2021, respectively, and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
In February 2021, the Company entered into a three-year term loan credit agreement providing for a $1.00 billion senior unsecured term loan (the “2021 Term Loan”) and issued $750.0 million of unsecured senior notes due March 1, 2026 (the “2026 Notes”). The proceeds of the 2021 Term Loan and the 2026 Notes were used to (i) fund a portion of the purchase price of the acquisition and (ii) to pay fees and expenses incurred in connection with the acquisition. The Company incurred $9.1 million of issuance costs that were netted against Long-term debt in the accompanying condensed consolidated balance sheets. See Note 11 for detailed information on the debt financing.
The Company has included the effect of the acquisition in its results of operations prospectively from the date of acquisition. Net revenues of Wrike included in the Company’s condensed consolidated statements of income for the three months ended June 30, 2021 and from the Closing Date through June 30, 2021 were $27.0 million and $34.9 million, respectively. Loss from operations of Wrike included in the Company's condensed consolidated statements of income for the three months ended June 30, 2021 and from the Closing Date through June 30, 2021 were $56.2 million and $76.9 million, respectively, primarily as a result of amortization of intangible assets acquired and stock-based compensation associated with the assumed options and the 2021 Inducement Plan. See Note 8 for detailed information on the 2021 Inducement Plan.

Purchase Accounting for Wrike
The purchase price for Wrike was allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Wrike
	Purchase Price Allocation	Asset Life
Current assets	$32,008
Intangible assets	$824,900	2 - 7 years
Goodwill	$1,657,606	Indefinite
Other assets	$17,681
Assets acquired	$2,532,195
Current liabilities assumed	$85,368
Long-term liabilities assumed	$202,511
Deferred tax liabilities, non-current	$177,624
Net assets acquired	$2,066,692
The fair values of Wrike's intangible assets were determined using the income approach with significant inputs that are not observable in the market. Key assumptions include, but are not limited to, the expected future cash flows, the timing of the expected future cash flows, royalty rates, customer churn, technology obsolescence and the discount rates consistent with the level of risk.
Current assets acquired in connection with the acquisition consisted primarily of cash, accounts receivable and other short term assets. Current liabilities assumed in connection with the acquisition consisted primarily of the current portion of deferred revenues, accounts payable and other accrued expenses, such as transaction expenses. The accrued transaction expenses were paid in full subsequent to the acquisition date. Long-term liabilities assumed in connection with the acquisition consisted of the long-term portion of deferred revenue, other long-term liabilities, and long-term debt, which was paid in full subsequent to the acquisition date. The Company continues to evaluate certain assets and liabilities, which encompass primarily deferred taxes related to the Wrike acquisition. Additional information, which existed as of the acquisition date but was at that time unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
The Company estimated its obligation related to deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to supporting the obligation plus an assumed profit. The sum of the costs and assumed profit approximates the amount that the Company would be required to pay a third party to assume the obligation. The estimated costs to fulfill the obligation were based on the near-term projected cost structure for various revenue contracts, resulting in an adjustment to reduce Wrike's carrying value of deferred revenue. The acquired deferred revenue of $33.2 million represents the Company's estimate of the fair value of the contractual obligations assumed based on a preliminary valuation.
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

The following unaudited pro-forma information combines the consolidated results of the operations of the Company and Wrike as if the acquisition had occurred on January 1, 2020, the first day of the Company's fiscal year 2020 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$812,111	$823,278	$1,610,130	$1,702,674
Income from operations	$84,677	$92,565	$148,331	$232,427
Net income	$62,766	$64,842	$125,429	$188,069
Earnings per share - basic	$0.51	$0.52	$1.01	$1.52
Earnings per share - diluted	$0.50	$0.51	$1.00	$1.48
7. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Investments
Available-for-sale Investments
The Company's short-term available-for-sale debt investments are measured to fair value on a recurring basis. Unrealized gains and losses related to the Company’s short-term investments are recorded in Other comprehensive loss and are generally due to interest rate fluctuations. The securities that are in an unrealized loss position are reviewed on an individual basis in order to evaluate if all or a portion of the unrealized loss is a result of a credit loss. For impairment indicators due to credit loss factors, the Company establishes an allowance for credit losses with a charge to current period net income. See Note 5 for additional information regarding the credit losses for available-for-sale investments. As of June 30, 2021 and December 31, 2020, unrealized gains and losses from the Company’s available-for-sale investments were not material and the amortized cost approximated their fair value. For the three and six months ended June 30, 2021 and 2020, realized gains and losses on available-for-sale investments were not material.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at June 30, 2021 were approximately five months and two years, respectively.
For the three and six months ended June 30, 2021 and 2020, the Company did not receive any proceeds from the sales of available-for-sale investments.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $20.0 million and $11.3 million as of June 30, 2021 and December 31, 2020, respectively, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. These private equity funds focus on making venture capital investments, principally by investing in equity securities of early and late stage privately-held corporations. The funds’ general partner shall determine the amount, timing and form (whether cash or in kind) of all distributions made by the funds. The Company may only transfer its investments in private equity fund interests subject to the general partner’s written consent and cannot trade its fund interests in established securities markets, secondary markets or equivalents thereof. The Company has unfunded commitments of $0.2 million as of June 30, 2021.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of $24.5 million and $22.5 million as of June 30, 2021 and December 31, 2020, respectively, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly.

Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$402,499	$402,499	$—	$—
Money market funds	96,385	96,385	—	—
Corporate securities	2,228	—	2,228	—
Available-for-sale securities:
Corporate securities	30,878	—	30,378	500
Prepaid expenses and other current assets:
Foreign currency derivatives	9,613	—	9,613	—
Total assets	$541,603	$498,884	$42,219	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,029	—	1,029	—
Total liabilities	$1,029	$—	$1,029	$—

	As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$375,874	$375,874	$—	$—
Money market funds	23,089	23,089	—	—
Corporate securities	166,436	—	166,436	—
Government securities	187,496	—	187,496	—
Available-for-sale securities:
Agency securities	3,300	—	3,300	—
Corporate securities	70,684	—	70,184	500
Government securities	64,494	—	64,494	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,012	—	4,012	—
Total assets	$895,385	$398,963	$495,922	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,447	—	1,447	—
Total liabilities	$1,447	$—	$1,447	$—
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
As of June 30, 2021, the fair values of the $750.0 million unsecured senior notes due March 1, 2030 (the “2030 Notes”), $750.0 million unsecured senior notes due December 1, 2027 (the “2027 Notes”), and $750.0 million 2026 Notes were determined based on inputs that are observable in the market (Level 2). Based on the closing trading price per $100 as of the last day of trading for the quarter ended June 30, 2021, the carrying value was as follows (in thousands):

	Fair Value	Carrying Value
2030 Notes	$789,338	$739,696
2027 Notes	$851,858	$744,261
2026 Notes	$741,173	$742,021
The Company also has variable debt instruments indexed to 1-Month LIBOR that resets monthly and the fair values of these instruments approximate the carrying value as of June 30, 2021. See Note 11 for more information on the Company's debt instruments.
8. STOCK-BASED COMPENSATION
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2021, the Company had three stock-based compensation plans with shares available for grant.
The Company is currently granting stock-based awards from its Second Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), which was amended at the Company's Annual Meeting of Stockholders on June 3, 2020. Pursuant to the June 2020 amendment, the maximum number of shares of common stock available for issuance under the 2014 Plan was increased to 51,300,000. In addition, the amendment extended the term of the 2014 Plan to June 3, 2030 and updated the vesting provisions from monthly to annual vesting for annual director awards, consistent with the Company's current compensation program for non-employee directors. As of June 30, 2021, there were 16,075,755 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans, including authorization under its 2014 Plan to grant stock-based awards covering 10,929,297 shares of common stock.
In connection with the Wrike acquisition, on February 26, 2021, the Company's Board of Directors adopted the 2021 Inducement Plan (the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of equity awards to induce highly-qualified prospective officers and employees to accept employment and to provide them with a proprietary interest in the Company. The Company is authorized to issue 320,000 shares of common stock for inducement awards under the 2021 Inducement Plan. During the six months ended June 30, 2021, the Company granted 268,248 non-vested stock units to Wrike employees who joined the Company which vest based on service over a three-year term. As of June 30, 2021, there were 316,032 shares of common stock reserved for issuance pursuant to the 2021 Inducement Plan, including authorization under the 2021 Inducement Plan to grant stock-based awards covering 50,186 shares of common stock.
Effective February 26, 2021, the Company assumed the Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan (the “Wrangler Plan”) and the Wrike, Inc, Amended and Restated 2013 Stock Plan (the “Wrike Plan”). As of June 30, 2021, there were 698,658 shares of the Company’s common stock reserved and authorized for issuance under the terms of the Wrangler Plan, including authorization under the Wrangler Plan to grant stock-based awards covering 338,719 shares of common stock. As of June 30, 2021, there were 172,683 shares of the Company's common stock reserved and authorized for issuance under the terms of the Wrike Plan. All of the Wrike Plan awards are currently outstanding with no new shares available for issuance.

Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classifications	2021	2020	2021	2020
Cost of subscription, support and services	$4,546	$3,404	$8,952	$6,166
Research and development	25,792	30,987	56,919	52,583
Sales, marketing and services	28,649	27,843	56,991	48,229
General and administrative	22,944	23,128	45,931	36,707
Total	$81,931	$85,362	$168,793	$143,685
Non-vested Stock Units
Service-Based Stock Units
The Company awards senior level employees and certain other employees non-vested stock units granted under the 2014 Plan that vest based on service. These non-vested stock unit awards vest 33.33% on each of the first, second and third anniversary subsequent to the grant date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its continuing non-employee directors, which represent the right to receive one share of the Company's common stock upon vesting. Awards granted to non-employee directors vest in full in one installment on the earlier of: (i) the first anniversary of the award date; or (ii) the day immediately prior to the Company’s next annual meeting of stockholders following the award date.
Unrecognized Compensation Related to Stock Units
As of June 30, 2021, the total number of non-vested stock units outstanding, including company performance awards and service-based awards was 5,426,132. As of June 30, 2021, there was $539.6 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost of the awards legally granted through June 30, 2021 is expected to be recognized over a weighted-average period of 1.87 years.
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
The Company recorded stock-based compensation costs related to its company performance stock units of $6.4 million and $19.6 million for the three and six months ended June 30, 2021, respectively, and $15.6 million and $17.7 million for the three and six months ended June 30, 2020, respectively.

Assumed stock options
In connection with the acquisition of Wrike, the Company assumed 526,113 outstanding stock options which expire ten years from the date of grant and which were valued using the Black-Scholes option-pricing model. The fair value of the assumed stock options were estimated using the following assumptions:

Six Months Ended
June 30, 2021
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
The estimated weighted-average grant date fair value for the assumed stock options was $103.22 per share and total fair value of $54.3 million. For the three and six months ended June 30, 2021, the Company recorded stock-based compensation costs related to unvested assumed stock options of $4.5 million and $6.5 million, respectively. As of June 30, 2021, there was $18.8 million of total unrecognized compensation costs related to unvested assumed stock options to be recognized over a weighted-average period of 1.24 years. See Note 6 for detailed information on the Wrike acquisition.
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
The following table presents the change in goodwill during the six months ended June 30, 2021 (in thousands):

	Balance at January 1, 2021	Additions		Balance at June 30, 2021
Goodwill	1,798,408	1,657,606	(1)	3,456,014
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

Intangible assets consist of the following (in thousands):

	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$1,095,209	$696,925	$742,949	$665,798
Other	664,791	210,418	187,791	183,451
Total	$1,760,000	$907,343	$930,740	$849,249
Amortization of product related intangible assets, which consists primarily of product related technologies and patents, was $20.1 million and $8.3 million for the three months ended June 30, 2021 and 2020, respectively, and $31.1 million and $16.6 million for the six months ended June 30, 2021 and 2020, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names, backlog and covenants not to compete was $19.4 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and $27.0 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of June 30, 2021 is as follows (in thousands):

Year ending December 31,
2021 (remaining six months)	$79,952
2022	156,656
2023	146,674
2024	129,778
2025	127,252
Thereafter	212,345
Total	$852,657
10. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues:
Workspace (1)	$599,405	$584,878	$1,180,367	$1,238,594
App Delivery and Security (2)	186,196	186,069	356,183	366,003
Professional services (3)	26,510	27,982	51,327	55,277
Total net revenues	$812,111	$798,929	$1,587,877	$1,659,874

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
Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues:
Americas	$457,392	$432,210	$884,075	$916,325
EMEA	275,396	277,313	553,195	570,960
APJ	79,323	89,406	150,607	172,589
Total net revenues	$812,111	$798,929	$1,587,877	$1,659,874
Subscription Revenue
The Company's subscription revenue relates to fees for SaaS, which are generally recognized ratably over the contractual term and non-SaaS, which are generally recognized at a point in time, other than the related support which is recognized over the contractual term. SaaS primarily consists of subscriptions delivered via a cloud-hosted service whereby the customer does not take possession of the software and hybrid subscription offerings and the related support. Non-SaaS consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. The Company's hybrid subscription offerings are allocated between SaaS and non-SaaS. The following table presents subscription revenues by SaaS and non-SaaS components, for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Subscription:
SaaS	$209,634	$130,618	$380,715	$253,188
Non-SaaS	164,637	112,832	335,685	258,498
Total Subscription revenue	$374,271	$243,450	$716,400	$511,686
11. DEBT
The components of the Company's long-term debt were as follows (in thousands):

	June 30, 2021	December 31, 2020
2021 Term Loan Credit Agreement	$1,000,000	$—
Term Loan Credit Agreement	250,000	250,000
2026 Notes	750,000	—
2027 Notes	750,000	750,000
2030 Notes	750,000	750,000
Total face value	3,500,000	1,750,000
Less: unamortized discount	(6,758)	(5,594)
Less: unamortized issuance costs	(19,313)	(11,784)
Total long-term debt	$3,473,929	$1,732,622
2021 Term Loan Credit Agreement
On February 5, 2021, the Company entered into a term loan credit agreement (the “2021 Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto from time to time (collectively, the “2021 Lenders”). The 2021 Term Loan Credit Agreement provided the Company with a facility to borrow a term loan on an unsecured basis in an aggregate principal amount of up to $1.00 billion (the “2021 Term Loan”). The Company borrowed $1.00 billion on February 26, 2021 under the 2021 Term Loan, and the loan matures on February 26, 2024. The proceeds of borrowings under the 2021 Term Loan Credit Agreement were used to finance a portion of the purchase price for the Wrike acquisition. See Note 6 for detailed information on the Wrike acquisition.
Borrowings under the 2021 Term Loan Credit Agreement bear interest at a rate equal to (a) either (i) a customary LIBOR formula or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the 2021 Term Loan Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s non-credit enhanced, senior unsecured long-term debt rating as determined by Moody’s Investors Service, Inc., Standard & Poor’s Financial Services, LLC and Fitch Ratings Inc., in each case as set forth in the 2021 Term Loan Credit Agreement. The Company made an election effective in the third quarter of 2021 to use an applicable margin based on its non-credit enhanced, senior unsecured long-term debt rating.
The 2021 Term Loan Credit Agreement includes a covenant limiting the Company’s consolidated leverage ratio to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fiscal quarter ending March 31, 2022, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The 2021 Term Loan Credit Agreement also includes a covenant limiting the Company’s consolidated interest coverage ratio to not less than 3.0:1.0. The 2021 Term Loan Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control of the Company and bankruptcy-related defaults. The 2021 Lenders are entitled to accelerate repayment of the loans under the 2021 Term Loan Credit Agreement upon the occurrence of any of the events of default. In addition, the 2021 Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. The 2021 Term Loan Credit Agreement also contains representations and warranties customary for an unsecured financing of this type. The Company was in compliance with these covenants as of June 30, 2021.
Certain 2021 Lenders and/or their affiliates have provided and may continue to provide commercial banking, investment management and other services to the Company, its affiliates and employees, for which they receive customary fees and commissions.
Term Loan Credit Agreement
On January 21, 2020, the Company entered into a term loan credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto from time to time (the “Term Loan Credit Agreement”) that provides the Company with facilities to borrow term loans on an unsecured basis in an aggregate principal amount of up to $1.00 billion, consisting of (i) a $500.0 million 364-day term loan facility (the “364-day Term Loan”), and (ii) a $500.0 million 3-year term loan (the “3-year Term Loan”), in each case in a single borrowing, subject to satisfaction of certain conditions set forth in the Term Loan Credit Agreement. On January 30, 2020, the Company borrowed $1.00 billion under the term loans and used the proceeds to enter into accelerated share repurchase transactions for an aggregate of $1.00 billion. During the first quarter of 2020, the Company used the net proceeds from the 2030 Notes and cash to repay $750.0 million under the Term Loan Credit Agreement. See Note 14 for detailed information on the accelerated share repurchase.
Borrowings under the Term Loan Credit Agreement bear interest at a rate equal to (a) either (i) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Term Loan Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s non-credit enhanced, senior unsecured long-term debt rating as set forth in the Term Loan Credit Agreement. The Company made an election effective in the second quarter of 2021 to use an applicable margin based on its non-credit enhanced, senior unsecured long-term debt rating.
On February 5, 2021, the Company entered into the first amendment to the Term Loan Credit Agreement, which amends, among other things, the covenant limiting the Company’s consolidated leverage ratio. After giving effect to the amendment, the covenant limiting the Company’s consolidated leverage ratio will be consistent with the covenant limiting the Company’s consolidated leverage ratio in the 2021 Term Loan Credit Agreement, and will be limited to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 under the 2021 Term Loan Credit Agreement (the “Leverage Ratio Step-Down”) to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Leverage Ratio Step-Down, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The Company was in compliance with all covenants as of June 30, 2021.

Senior Notes
On February 18, 2021, the Company issued $750.0 million of unsecured senior notes due March 1, 2026. The 2026 Notes accrue interest at a rate of 1.250% per annum. Interest on the 2026 Notes is due semi-annually on March 1 and September 1 of each year, beginning on September 1, 2021. The net proceeds from this offering were $741.4 million, after deducting the underwriting discount and offering expenses payable by the Company. Net proceeds from this offering were used to fund a portion of the purchase price for the Wrike acquisition. The 2026 Notes will mature on March 1, 2026, unless earlier redeemed in accordance with their terms prior to such date.
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
Credit Facility
On November 26, 2019, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with a group of financial institutions, which amends and restates the Company’s Credit Agreement, dated January 7, 2015. The Credit Agreement provides for a five year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The credit facility bears interest at a rate equal to (a) either (i) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially will be determined based on the Company’s consolidated leverage ratio but may, if so elected by the Company, be based on the Company’s long-term debt rating as set forth in the Credit Agreement. During the second quarter of 2021, the Company made an election to use an applicable margin based on its long-term debt rating. In addition, the Company is required to pay a quarterly facility fee ranging from 0.11% to 0.20% of the aggregate revolving commitments under the credit facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA or long-term credit rating. As of June 30, 2021 and December 31, 2020, no amounts were outstanding under the credit facility.
On February 5, 2021, the Company entered into the first amendment to the Credit Agreement, which amends, among other things, the covenant limiting the Company’s consolidated leverage ratio. After giving effect to the amendment, the covenant limiting the Company’s consolidated leverage ratio will be consistent with the covenant limiting the Company’s consolidated leverage ratio in the 2021 Term Loan Credit Agreement, and will be limited to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 (or such earlier date as the Company may elect by written notice to Bank of America, N.A., in its capacity as administrative agent) under the 2021 Term Loan Credit Agreement (the “Leverage Ratio Step-Down”) to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Leverage Ratio Step-Down, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The Company was in compliance with all covenants as of June 30, 2021.
Bridge Facility and Take-Out Facility Commitment Letter
On January 16, 2021, the Company entered into a bridge facility and take-out facility commitment letter (the “Commitment Letter”) pursuant to which JPMorgan Chase Bank, N.A. (1) committed to provide a senior unsecured 364-day term loan facility in an aggregate principal amount of $1.45 billion to finance the cash consideration for the Wrike acquisition in the event that the permanent debt financing was not available on or prior to the Closing Date and (2) agreed to use commercially reasonable efforts to assemble a syndicate of lenders to provide the necessary commitments for the senior term loan facility. The commitments under the Commitment Letter were permanently reduced to zero on February 18, 2021, as a result of (i) the effectiveness of the 2021 Term Loan Credit Agreement and (ii) the completion of the issuance of the 2026 Notes. In connection with the Commitment Letter, the Company incurred $5.4 million in issuance costs that were expensed in the first quarter of 2021 and are included in Other income, net in the accompanying condensed statements of income.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of June 30, 2021, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized gain on cash flow derivative instruments was $0.1 million and $3.6 million as of June 30, 2021 and December 31, 2020, respectively, and is included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The net unrealized gain as of June 30, 2021 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$1,009	Prepaid expenses and other current assets	$3,945	Accrued expenses and other current liabilities	$849	Accrued expenses and other current liabilities	$75

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$8,604	Prepaid expenses and other current assets	$67	Accrued expenses and other current liabilities	$180	Accrued expenses and other current liabilities	$1,372
The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Loss		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss
	2021	2020		2021	2020
Foreign currency forward contracts	$(630)	$1,377	Operating expenses	$758	$(919)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Loss		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss
	2021	2020		2021	2020
Foreign currency forward contracts	$(3,436)	$(1,456)	Operating expenses	$2,701	$(671)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		2021	2020
Foreign currency forward contracts	Other income, net	$(4,812)	$(1,229)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2021	2020
Foreign currency forward contracts	Other income, net	$8,284	$2,529
Outstanding Foreign Currency Forward Contracts
As of June 30, 2021, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 28,000
Brazilian Real	BRL 700
British Pound Sterling	GBP 7,700
Canadian Dollar	CAD 5,950
Chinese Yuan Renminbi	CNY 11,000
Czech Koruna	CZK 104,600
Danish Krone	DKK 22,000
Euro	EUR 5,836
Hong Kong Dollar	HKD 39,275
Indian Rupee	INR 755,000
Japanese Yen	JPY 239,000
Korean Won	KRW 189,000
Singapore Dollar	SGD 13,800
Swedish Krona	SEK 1,500
Swiss Franc	CHF 183,050
13. INCOME TAXES
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
The Company’s effective tax rate was 8.6% and 12.5% for the three months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate when comparing the three months ended June 30, 2021 to the three months ended June 30, 2020 was primarily due to tax benefits arising from combining the Wrike business with Citrix and the relative impact of tax benefits unique to the period ended June 30, 2021, such as stock-based compensation deductions.
The Company’s effective tax rate was (2.0)% and 8.0% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate when comparing the six months ended June 30, 2021 to the six months ended June 30, 2020, was primarily due to tax benefits arising from combining the Wrike business with Citrix for the period ended June 30, 2021 and tax benefits unique to the six months ended June 30, 2021. These amounts include a tax benefit related to a favorable foreign tax ruling recorded during the six months ended June 30, 2021.
The Company’s net unrecognized tax benefits totaled $94.6 million and $74.7 million as of June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, $81.2 million included in the balance for tax positions would affect the annual effective tax rate if recognized. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of June 30, 2021, the Company has accrued $1.3 million for the payment of interest.

At June 30, 2021, the Company had $180.5 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
On March 11, 2021, the United States enacted the American Rescue Plan Act of 2021 (“American Rescue Plan Act”). The American Rescue Plan Act includes a wide variety of tax and non-tax provisions aimed to provide relief to individuals and businesses adversely affected by the COVID-19 pandemic. The American Rescue Plan Act also expands the limitation on deductions publicly-held companies may take with respect to certain employee compensation effective for tax years beginning after December 31, 2026. Although the Company is evaluating the impact of global COVID-19-related proposed and enacted legislation, as of the end of the current period no material impact to the Company's financial results is expected. The Company will continue to review and evaluate any future guidance, developments, or legislation issued by applicable tax authorities.
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
14. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors has authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At June 30, 2021, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from the Convertible Notes, the 2027 Notes and the Term Loan Credit Agreement, as well as proceeds from employee stock awards and the related tax benefit. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three and six months ended June 30, 2021, the Company made no open market purchases under the stock repurchase program.
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
In addition to the ASR, during the three months ended June 30, 2020, the Company made no open market purchases under the stock repurchase program. During the six months ended June 30, 2020, the Company expended $199.9 million on open market purchases under the stock repurchase program, repurchasing 1,731,500 shares of common stock at an average price of $115.45.

Shares for Tax Withholding
During the three and six months ended June 30, 2021, the Company withheld 393,837 and 729,184 shares, respectively, from equity awards that vested, totaling $55.0 million and $101.7 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and six months ended June 30, 2020, the Company withheld 256,376 and 739,600 shares, respectively, from equity awards that vested, totaling $35.8 million and $101.2 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
Other Purchase Commitments
In May 2020, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, the Company is committed to a purchase of $1.00 billion throughout the term of the agreement. As of June 30, 2021, the Company had $904.6 million of remaining obligations under the purchase agreement.
In May 2021, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through May 2024. Under the amended agreement, the Company is committed to purchase services under this agreement totaling $32.0 million for the remainder of fiscal year 2021, $24.0 million in fiscal year 2022, $24.0 million in fiscal year 2023 and $20.0 million at any time over the three-year term. As of June 30, 2021, the Company had $96.2 million of remaining obligations under the purchase agreement.

16. STATEMENT OF CHANGES IN EQUITY
The following tables present the changes in total stockholders' equity during the three and six months ended June 30, 2021 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2021	323,154	$323	$6,752,058	$5,026,322	$(5,385)	(199,778)	$(11,523,626)	$249,692
Shares issued under stock-based compensation plans	1,233	1	19	—	—	—	—	20
Stock-based compensation expense	—	—	81,931	—	—	—	—	81,931
Restricted shares turned in for tax withholding	—	—	—	—	—	(394)	(54,973)	(54,973)
Cash dividends declared ($0.37 per share)	—	—	—	(45,959)	—	—	—	(45,959)
Other	—	—	1,859	(1,859)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(630)	—	—	(630)
Net income	—	—	—	62,766	—	—	—	62,766
Balance at June 30, 2021	324,387	$324	$6,835,867	$5,041,270	$(6,015)	(200,172)	$(11,578,599)	$292,847

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	321,964	$322	$6,608,018	$4,984,333	$(3,649)	(199,443)	$(11,476,881)	$112,143
Shares issued under stock-based compensation plans	2,195	2	18	—	—	—	—	20
Stock-based compensation expense	—	—	168,793	—	—	—	—	168,793
Common stock issued under employee stock purchase plan	228	—	25,757	—	—	—	—	25,757
Restricted shares turned in for tax withholding	—	—	—	—	—	(729)	(101,718)	(101,718)
Cash dividends declared ($0.37 per share)	—	—	—	(91,481)	—	—	—	(91,481)
Value of assumed equity awards related to pre-combination service	—	—	28,885	—	—	—	—	28,885
Other	—	—	4,396	(4,396)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(2,366)	—	—	(2,366)
Net income	—	—	—	152,814	—	—	—	152,814
Balance at June 30, 2021	324,387	$324	$6,835,867	$5,041,270	$(6,015)	(200,172)	$(11,578,599)	$292,847

The following tables present the changes in total stockholders' equity (deficit) during the three and six months ended June 30, 2020 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance at March 31, 2020	320,437	$320	$6,125,589	$4,794,964	$(7,810)	(197,436)	$(11,131,992)	$(218,929)
Shares issued under stock-based compensation plans	773	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	90,117	—	—	—	—	90,117
Restricted shares turned in for tax withholding	—	—	—	—	—	(257)	(35,813)	(35,813)
Cash dividends declared ($0.35 per share)	—	—	—	(43,222)	—	—	—	(43,222)
Other	—	—	1,133	(1,133)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	1,345	—	—	1,345
Net income	—	—	—	112,906	—	—	—	112,906
Balance at June 30, 2020	321,210	$321	$6,216,838	$4,863,515	$(6,465)	(197,693)	$(11,167,805)	$(93,596)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity (Deficit)
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	318,760	$319	$6,249,065	$4,660,145	$(5,127)	(188,693)	$(10,066,746)	$837,656
Shares issued under stock-based compensation plans	2,205	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	143,685	—	—	—	—	143,685
Common stock issued under employee stock purchase plan	245	—	21,035	—	—	—	—	21,035
Stock repurchases, net	—	—	—	—	—	(1,732)	(199,903)	(199,903)
Restricted shares turned in for tax withholding	—	—	—	—	—	(740)	(101,156)	(101,156)
Cash dividends declared ($0.35 per share)	—	—	—	(86,062)	—	—	—	(86,062)
Accelerated stock repurchase program	—	—	(200,000)	—	—	(6,528)	(800,000)	(1,000,000)
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	(1,641)	—	—	—	(1,641)
Other	—	—	3,055	(3,055)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(1,338)	—	—	(1,338)
Net income	—	—	—	294,128	—	—	—	294,128
Balance at June 30, 2020	321,210	$321	$6,216,838	$4,863,515	$(6,465)	(197,693)	$(11,167,805)	$(93,596)

Cash Dividend
The following table provides information with respect to quarterly dividends on common stock during the six months ended June 30, 2021:

Declaration Date	Dividends per Share	Record Date	Payable Date
January 19, 2021	$0.37	March 12, 2021	March 26, 2021
April 29, 2021	$0.37	June 11, 2021	June 25, 2021
Subsequent Event
On July 29, 2021, the Company announced that its Board of Directors approved a quarterly cash dividend of $0.37 per share which will be paid on September 24, 2021 to all shareholders of record as of the close of business on September 10, 2021.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our strategy and operational and growth plans and initiatives, our expansion of cloud-based solutions (as opposed to traditional on-premises delivery of our products) and our efforts to transition our customers from on-premises to the cloud (including the pace of the transition and expected benefits), our transition to a subscription-based business model (including the pace of the transition and expected benefits), challenges with respect to, and plans to evolve, our go-to-market strategy, our focus on SaaS and the de-emphasis of sales of Workspace on-premise subscription licenses, operational and organizational changes (including the impact and timing of the impact of those changes), changes in our product and service offerings and features, financial information and results of operations for future periods, revenue and operating metrics trends, the impacts of the novel coronavirus (COVID-19) pandemic and related market and economic conditions on our business, results of operations and financial condition, business continuity, expectations regarding remote and hybrid work and distributed teams, supply disruptions and delays, customer demand, seasonal factors or ordering patterns, stock-based compensation, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax estimates and other tax matters, liquidity, stock repurchases and dividends, our debt, changes in accounting rules or guidance, acquisitions (including our acquisition of Wrike, Inc. (“Wrike”) and the expected benefits of that acquisition), litigation matters, and the security of our network, products and services, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Readers are directed to the risks and uncertainties identified in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by Part II, Item 1A in this Quarterly Report on Form 10-Q for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Such factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
Executive Summary
Our second quarter results reflected continued momentum in our business model transition with accelerating SaaS ARR, or annualized recurring revenue, strong growth in Citrix Paid Cloud Subscribers, and a higher-than-expected mix of SaaS bookings as a percentage of total subscription bookings. While our business model transition is continuing to progress, we are facing challenges in evolving our go-to-market strategy and have not delivered new SaaS subscription bookings at the rate or with the predictability we had anticipated. Reported revenue for the second quarter of 2021 reflected the challenge associated with transitioning the business to SaaS and the need to evolve our sales strategy.
After analyzing our performance at the end of the quarter, we currently believe that this recent performance primarily is the result of three factors. First, unexpected sales process complexity in effectively supporting multiple, simultaneous selling motions for Workspace cloud and on-premises solutions, which has created bookings mix uncertainty. Second, we are behind our capacity plan for direct quota carrying sales representatives. Finally, given our direct selling motions, we have lacked focus in driving transactional volume through indirect channels.
To support our strategic priority of advancing our business model transition to the cloud, we are:
•reorganizing our sales leadership, realigning our customer-facing organization, and enhancing our focus on indirect channels, new product adoption and SaaS migration;
•focusing on reallocating resources and efforts to increase our capacity of quota carrying sales representatives to better support our longer term growth;
•realigning channel incentives to focus on landing and growing new business activities; and
•prioritizing SaaS and de-emphasizing sales of Workspace on-premise subscription licenses.
Looking ahead, we believe that the operational and organizational changes we are making in the business will enable us to increasingly capitalize on the secular trends of distributed teams and the heightened importance of securely delivering a unified work experience. However, these actions are significant and may cause short-term disruption. Over time, we believe that transitioning our customers to SaaS will result in greater predictability and faster growth of our reported results.
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
On July 29, 2021, we announced that our Board of Directors declared a $0.37 per share dividend payable September 24, 2021 to all shareholders of record as of the close of business on September 10, 2021.
Impact of COVID-19 Pandemic
For the three and six months ended June 30, 2021, the COVID-19 pandemic did not have a significant impact on our results of operations. However, we continue to monitor our supply chain for disruptions and evaluate steps to avoid future impacts that may arise from delays.
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
Cash from operations, accounts receivable and revenues could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated by Part II, Item 1A in this Quarterly Report on Form 10-Q. However, based on our current revenue outlook, we believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. While the pandemic has not materially impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets which could adversely affect our liquidity and capital resources in the future.
Metrics
We use certain operating metrics in assessing the health and trajectory of our business, including annualized recurring revenue (“ARR”), Citrix Cloud Paid Subscriber count and SaaS bookings as a percentage of subscription bookings. These operating metrics do not have any standardized definition within our industry and therefore may not be comparable to similarly titled measures reported by other companies.
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
SaaS Bookings as a Percentage of Subscription Bookings
In the first quarter of 2021, we introduced SaaS bookings as a percentage of subscription bookings as an operating metric given that a large majority of our business has already transitioned to the subscription model. We believe this metric provides further transparency on our business model transition. We calculate this metric by dividing the SaaS bookings annualized contract value (“ACV”) by total subscription bookings ACV. We define ACV as the total value of a contract divided by the term of the contract (in days), multiplied by 365. A booking is defined as the full monetary value sold to a customer for product or services in a given period. If the term of the contract is less than a year, then the booking is equal to the total contract value. Management uses SaaS bookings as a percentage of subscription bookings as a key measure of the progress we are making on our business model transition to the cloud. We believe this metric might be useful to certain investors and analysts in assessing the performance and trajectory of our cloud business.
Summary of Results
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, a summary of our results included:
•Total net revenue increased 1.6% to $812.1 million;
•Subscription revenue increased 53.7% to $374.3 million;
•SaaS revenue increased 60.5% to $209.6 million;
•Product and license revenue decreased 54.8% to $58.7 million;

•Support and services revenue decreased 10.9% to $379.2 million;
•Gross margin as a percentage of revenue decreased 4.6% to 80.1%;
•Operating income decreased 41.1% to $84.7 million;
•Diluted net income per share decreased 44.4% to $0.50;
•Deferred and unbilled revenue increased $392.6 million to $3.05 billion;
•Citrix Cloud Paid Subscriber count increased 51.8% from 7.5 million to 11.4 million;
•Total ARR increased 19.1%, or $483.9 million, from $2.54 billion to $3.02 billion;
•Subscription ARR increased 73.9%, or $701.4 million, to $1.65 billion;
•SaaS ARR increased 74.2%, or $438.0 million, to $1.03 billion; and
•SaaS bookings as percentage of subscription bookings increased from 34% to 63%.
Also, operating cash flows decreased $346.8 million to $356.6 million when comparing the six months ended June 30, 2021 to the six months ended June 30, 2020.
Our Subscription revenue increased primarily due to continued customer cloud adoption of our solutions delivered via the cloud, mostly from our Workspace offerings. Also contributing to the increase was on-premise license demand, mostly from our App Delivery and Security offerings, primarily pooled capacity, and our Workspace offerings. Our Product and license revenue decreased primarily due to decreased sales of our perpetual Workspace solutions due to the decision to discontinue the broad availability of new perpetual licenses as of October 1, 2020. The decrease in Support and services revenue was primarily due to decreased sales of maintenance services across our Workspace perpetual offerings and App Delivery and Security perpetual offerings, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition. We currently expect total revenue to stay consistent when comparing the third quarter of 2021 to the third quarter of 2020 and the fiscal year 2021 to the fiscal year 2020. The decrease in gross margin as a percentage of revenue was primarily driven by the end of sale of Workspace perpetual licenses that have historically had a higher gross margin than our Subscription and Application Delivery and Security offerings, as well as the acquisition of Wrike. The decrease in operating income was primarily due to a decrease in gross margin and an in increase in operating expenses, primarily due to the Wrike acquisition. The decrease in diluted net income per share was primarily due to lower operating income, partially offset by a decrease in income taxes. Citrix Cloud Paid Subscriber count increased due to continued adoption of our cloud-based offerings. Total ARR, Subscription ARR and SaaS ARR increased primarily driven by strength in Subscription ARR, partially offset by a decrease in Maintenance ARR, in line with the decline in Support and services reported revenue. The increases in SaaS ARR and SaaS bookings as percentage of subscription bookings demonstrates our focus on transitioning our installed base to the cloud, as well as the Wrike acquisition.
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
We incurred $19.1 million of expenses related to the Wrike acquisition, of which $0.3 million and $15.8 million were expensed during the three and six months ended June 30, 2021, respectively, and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
Revenues:
Subscription	$374,271	$243,450	$716,400	$511,686	53.7%	40.0%
Product and license	58,683	129,933	102,918	302,791	(54.8)	(66.0)
Support and services	379,157	425,546	768,559	845,397	(10.9)	(9.1)
Total net revenues	812,111	798,929	1,587,877	1,659,874	1.6	(4.3)
Cost of net revenues:
Cost of subscription, support and services	116,027	93,877	226,772	179,917	23.6	26.0
Cost of product and license revenues	25,160	20,060	46,875	41,316	25.4	13.5
Amortization of product related intangible assets	20,119	8,303	31,128	16,584	142.3	87.7
Total cost of net revenues	161,306	122,240	304,775	237,817	32.0	28.2
Gross profit	650,805	676,689	1,283,102	1,422,057	(3.8)	(9.8)
Operating expenses:
Research and development	146,179	140,531	290,337	276,199	4.0	5.1
Sales, marketing and services	306,920	291,529	600,204	618,142	5.3	(2.9)
General and administrative	93,594	100,264	188,584	181,102	(6.7)	4.1
Amortization of other intangible assets	19,435	694	26,967	1,396	*	*
Total operating expenses	566,128	533,018	1,106,092	1,076,839	6.2	2.7
Income from operations	84,677	143,671	177,010	345,218	(41.1)	(48.7)
Interest income	272	589	593	2,194	(53.8)	(73.0)
Interest expense	(22,905)	(17,076)	(47,265)	(31,687)	34.1	49.2
Other income, net	6,635	1,911	19,531	4,009	247.2	387.2
Income before income taxes	68,679	129,095	149,869	319,734	(46.8)	(53.1)
Income tax expense (benefit)	5,913	16,189	(2,945)	25,606	(63.5)	(111.5)
Net income	$62,766	$112,906	$152,814	$294,128	(44.4)%	(48.0)%
*Not meaningful

Revenues
We generate revenue from sales of our Subscription, Product and license and Support and services offerings, which are categorized into the following major solutions:
•Workspace, which is primarily comprised of our Application Virtualization solutions, including Citrix Virtual Apps and Desktops, our unified endpoint management solutions, which include Citrix Endpoint Management, Citrix Content Collaboration, Citrix Workspace and Collaborative Work Management; and
•App Delivery and Security products, which primarily include Citrix ADC and Citrix SD-WAN. Our App Delivery and Security products can be consumed via perpetual license or under pooled licensing agreements that give customers flexibility to consume in either a hardware form factor or as a software, over the contract term.
Subscription revenue relates to fees for SaaS, which are generally recognized ratably over the contractual term and non-SaaS, which are generally recognized at a point in time, other than the related support which is recognized over the contractual term. SaaS primarily consists of subscriptions delivered via a cloud-hosted service whereby the customer does not take possession of the software, hybrid subscription offerings and the related support. Non-SaaS consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. Our hybrid subscription offerings are allocated between SaaS and non-SaaS. In addition, our CSP program provides subscription-based services in which the CSP partners host software services to their end users. The fees from the CSP program are recognized based on usage and as the CSP services are provided to their end users.
Product and license revenue primarily represents fees related to the perpetual licensing of our solutions, primarily related to our App Delivery and Security Products, which are recognized at a point in time. In October 2020, we discontinued broad availability of perpetual licenses for Citrix Workspace.
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

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(in thousands)
Subscription	$374,271	$243,450	$716,400	$511,686	$130,821	$204,714
Product and license	58,683	129,933	102,918	302,791	(71,250)	(199,873)
Support and services	379,157	425,546	768,559	845,397	(46,389)	(76,838)
Total net revenues	$812,111	$798,929	$1,587,877	$1,659,874	$13,182	$(71,997)

Subscription
Subscription revenue increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to continued customer adoption of our solutions delivered via the cloud of $79.0 million, primarily from our Workspace offerings, which includes the Wrike acquisition. There was also an increase in on-premise subscription license revenue of $51.8 million, comprised of increases in revenue from our App Delivery and Security offerings of $26.5 million, mainly from pooled capacity, and our Workspace offerings of $25.3 million.
Subscription revenue increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to continued customer adoption of our solutions delivered via the cloud of $127.5 million, primarily from our Workspace offerings, which include the Wrike acquisition. There was also an increase in on-premise subscription license revenue of $77.2 million, comprised of increases in revenue from our App Delivery and Security offerings of $39.8 million, mainly from pooled capacity, and our Workspace offerings of $37.4 million.
We currently expect our Subscription revenue to increase when comparing the third quarter of 2021 to the third quarter of 2020 and the fiscal year 2021 to fiscal year 2020 due to our continued transition to a subscription-based business model, as well as the Wrike acquisition.
Product and license
Product and license revenue decreased when comparing the three months ended June 30, 2021 to the three months ended June 30, 2020 and for the six months ended June 30, 2021 to the six months ended June 30, 2020 primarily from a decrease in sales of our perpetual Workspace solutions due to the decision to discontinue offering new perpetual licenses as of October 1, 2020.
We currently expect our Product and license revenue to decrease when comparing the third quarter of 2021 to the third quarter of 2020 and the fiscal year 2021 to fiscal year 2020 as customers continue to shift to our subscription offerings and away from our App Delivery and Security hardware products, as well as our decision to discontinue the broad availability of new perpetual licenses for Citrix Workspace beginning on October 1, 2020.
Support and services
Support and services revenue decreased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to a decrease in sales of maintenance services across our Workspace perpetual offerings of $31.8 million and App Delivery and Security perpetual offerings of $13.1 million, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition.
Support and services revenue decreased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a decrease in sales of maintenance services across our Workspace perpetual offerings of $49.6 million and App Delivery and Security perpetual offerings of $23.3 million, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition.
We currently expect Support and services revenue to decrease when comparing the third quarter of 2021 to the third quarter of 2020 and the fiscal year 2021 to fiscal year 2020 as customers continue to shift to our subscription offerings.
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

The following table presents the amounts of deferred and unbilled revenue (in thousands):

	June 30, 2021	December 31, 2020	June 30, 2021 compared to December 31, 2020
Deferred revenue	$1,891,951	1,902,576	$(10,625)
Unbilled revenue	1,155,130	1,036,072	119,058
Deferred revenues decreased $10.6 million as of June 30, 2021 compared to December 31, 2020 primarily due to a decrease in maintenance and support of $178.1 million, mostly from Workspace perpetual software maintenance of $153.2 million and App Delivery and Security perpetual hardware maintenance of $23.1 million, partially offset by an increase from subscription of $168.9 million, which includes the Wrike acquisition. Unbilled revenue as of June 30, 2021 increased $119.1 million from December 31, 2020 primarily due to increased customer adoption of multi-year subscription agreements.
While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. Backlog includes the aggregate amounts we expect to recognize as point-in-time revenue in the following quarter associated with contractually committed amounts for on-premise subscription software licenses, as well as confirmed product license orders that have not shipped and are wholly unfulfilled. As of June 30, 2021, the amount of backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for 48.3% and 50.7% of our net revenues for the three months ended June 30, 2021 and 2020, respectively. The decrease in our international revenues as a percentage of our net revenues for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to the first quarter of 2020 including a higher volume of business continuity sales in the United States, which impacted the mix of international revenues during the second quarter of 2020. Also contributing to the decrease in the EMEA and APJ regions is the shift away from perpetual licenses offerings toward subscription offerings.
International revenues (sales outside the United States) accounted for 49.3% and 49.8% of our net revenues for the six months ended June 30, 2021 and 2020, respectively. The change in our international revenues as a percentage of our net revenues when comparing the six months ended June 30, 2021 to the six months ended June 30, 2020 was not significant. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Cost of Net Revenues

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(In thousands)
Cost of subscription, support and services revenues	$116,027	$93,877	$226,772	$179,917	$22,150	$46,855
Cost of product and license revenues	25,160	20,060	46,875	41,316	5,100	5,559
Amortization of product related intangible assets	20,119	8,303	31,128	16,584	11,816	14,544
Total cost of net revenues	$161,306	$122,240	$304,775	$237,817	$39,066	$66,958
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
Cost of subscription, support and services revenues increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to higher costs of providing our subscription offerings, which were mostly cloud capacity costs, as well as hardware costs related to our on-premise subscriptions offerings. We currently expect cost of subscription, support and services revenues to increase when comparing the third quarter of 2021 to the third quarter of 2020 and the fiscal year 2021 to fiscal year 2020, consistent with the expected increases in Subscription revenue as discussed above.

The increase in Cost of product and license revenues for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to higher costs related to our App Delivery and Security perpetual products. We currently expect cost of product and license revenues to decrease slightly when comparing the third quarter of 2021 to the third quarter of 2020 and the fiscal year 2021 to fiscal year 2020, consistent with the expected decrease in product and license revenue.
Amortization of product related intangible assets increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to acquired intangible assets in connection with the Wrike acquisition. We currently expect amortization of product related intangible assets to increase when comparing the third quarter of 2021 to the third quarter of 2020 and the fiscal year 2021 to fiscal year 2020, due to product related intangible assets acquired in connection with the Wrike acquisition.
Gross Margin
Gross margin as a percentage of revenue was 80.1% for the three months ended June 30, 2021, and 84.7% for the three months ended June 30, 2020, respectively, and 80.8% for the six months ended June 30, 2021 and 85.7% for the six months ended June 30, 2020, respectively. The change in gross margin as a percentage of revenue was primarily driven by the end of sale of Workspace perpetual licenses as of October 1, 2020 that have historically had a higher gross margin than our Subscription and Application Delivery and Security offerings, as well as the Wrike acquisition.
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
Research and Development Expenses

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(In thousands)
Research and development	$146,179	$140,531	$290,337	$276,199	$5,648	$14,138
Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increases in compensation and other employee-related costs of $8.1 million due to increased headcount, in part due to the Wrike acquisition, and professional fees of $1.6 million, partially offset by a decrease in stock-based compensation of $5.2 million. Research and development expenses increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due compensation and other employee-related costs of $8.7 million as a result of increased headcount, in part due to the Wrike acquisition, and stock-based compensation of $4.3 million.
Sales, Marketing and Services Expenses

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(In thousands)
Sales, marketing and services	$306,920	$291,529	$600,204	$618,142	$15,391	$(17,938)
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
Sales, marketing and services expenses increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to increases in compensation and other employee-related costs of $14.3 million, primarily due to higher headcount from the Wrike acquisition, and marketing programs of $3.2 million, partially offset by a decrease of $4.7 million in variable compensation. Sales, marketing and services expenses decreased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to a decrease in variable compensation of $33.8 million, as the comparative period included higher amounts driven by demand of limited-use licenses, partially offset by increases in stock-based compensation of $8.8 million and marketing programs of $6.4 million.
General and Administrative Expenses

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(In thousands)
General and administrative	$93,594	$100,264	$188,584	$181,102	$(6,670)	$7,482
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses decreased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to a decrease in impairments of right-of-use assets. General and administrative expenses increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due an increase in professional fees of $18.2 million, mainly Wrike acquisition-related costs, and stock-based compensation of $9.2 million. These increases were partially offset by decreases in credit loss expense of $13.9 million and impairment of right-of-use assets of $7.6 million.
Amortization of Other Intangible Assets

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(In thousands)
Amortization of other intangible assets	$19,435	$694	$26,967	$1,396	$18,741	$25,571
Amortization of other intangible assets consists of amortization of customer relationships, trade names, backlog and covenants not to compete.
Amortization of other intangible assets increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to acquired intangible assets in connection with the Wrike acquisition.
2021 Operating Expense Outlook
When comparing the third quarter of 2021 to the third quarter of 2020 and the fiscal year 2021 to fiscal year 2020, we currently expect Operating expenses to increase primarily due to the Wrike acquisition, and to a lesser extent due to the organizational changes we are making to accelerate our cloud transition.
Interest Expense

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(In thousands)
Interest expense	$(22,905)	$(17,076)	$(47,265)	$(31,687)	$(5,829)	$(15,578)
Interest expense primarily consists of interest paid on our 2026 Notes, 2027 Notes and 2030 Notes, 2021 Term Loan Credit Agreement, Term Loan Credit Agreement and our credit facility. Interest expense increased for the three months ended

June 30, 2021 compared to the three months ended June 30, 2020 primarily due to the 2026 Notes and 2021 Term Loan Credit Agreement. Interest expense increased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to the 2026 Notes and 2021 Term Loan Credit Agreement of $10.1 million and financing costs related to the Wrike acquisition of $5.4 million. When comparing the third quarter of 2021 to the third quarter of 2020 and the fiscal year 2021 to fiscal year 2020, we currently expect interest expense to increase primarily due to debt incurred to partially fund the Wrike acquisition. See Note 11 to our condensed consolidated financial statements for additional details regarding our debt.
Other income, net

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(In thousands)
Other income, net	$6,635	$1,911	$19,531	$4,009	$4,724	$15,522
Other income, net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions and non-designated hedges, sublease income, realized losses related to changes in the fair value of our investments that have a decline in fair value and recognized gains (losses) related to our investments.
Other income, net increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to recognized gains on our strategic investments of $8.5 million, partially offset by losses from remeasurement of foreign currency transactions of $3.6 million. Other income, net increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to recognized gains on our strategic investments.
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
Our effective tax rate was 8.6% and 12.5% for the three months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate when comparing the three months ended June 30, 2021 to the three months ended June 30, 2020, was primarily due to tax benefits arising from combining the Wrike business with Citrix and the relative impact of tax benefits unique to the period ended June 30, 2021, such as stock-based compensation deductions.
Our effective tax rate was (2.0)% and 8.0% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate when comparing the six months ended June 30, 2021 to the six months ended June 30, 2020, was primarily due to tax benefits arising from combining the Wrike business with Citrix for the period ended June 30, 2021 and tax benefits unique to the six months ended June 30, 2021. These amounts include a tax benefit related to a favorable foreign tax ruling recorded during the six months ending June 30, 2021.
We are subject to tax in the U.S. and in multiple foreign tax jurisdictions. Our U.S. liquidity needs are currently satisfied using cash flows generated from our U.S. operations, borrowings, or both. We also utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in locations in which it is needed. We expect to repatriate a substantial portion of our foreign earnings over time, to the extent that the foreign earnings are not restricted by local laws or result in significant incremental costs associated with repatriating the foreign earnings. See Note 13 to our condensed consolidated financial statements for additional details regarding our income taxes.

Liquidity and Capital Resources
During the six months ended June 30, 2021, we generated operating cash flows of $356.6 million. These operating cash flows related primarily to net income of $152.8 million, adjusted for, among other things, non-cash charges, including stock-based compensation expense of $168.8 million, depreciation and amortization expenses of $150.9 million and a change in operating assets and liabilities, net of acquisitions of $120.5 million. The change in our operating assets and liabilities, net of acquisitions was primarily the result of outflows from accrued expenses and other current liabilities of $188.4 million, mostly from employee-related accruals of $106.1 million and decreases in other accruals of $53.5 million, income taxes, net of $71.0 million, primarily due to an increase in prepaid taxes of $31.3 million and a decrease in taxes payable of $30.7 million. Also contributing to the change in operating assets and liabilities, net of acquisitions was an outflow from other assets of $44.9 million, primarily due to an increase in capitalized commissions, and deferred revenue of $43.9 million. These outflows were partially offset by an inflow from accounts receivable of $207.9 million, primarily due to collections from prior period sales. Our investing activities used $1.96 billion of cash consisting primarily of cash paid for the Wrike acquisition, net of cash acquired of $2.02 billion and cash paid for the purchase of property and equipment of $44.9 million, partially offset by net proceeds from investments of $114.1 million. Our financing activities provided cash of $1.35 billion, primarily net proceeds from the 2021 Term Loan of $997.9 million and 2026 Notes of $741.4 million, partially offset by repayment of Wrike acquired debt of $190.0 million, cash paid for tax withholding on vested stock awards of $101.7 million and cash dividends on our common stock of $91.5 million.
During the six months ended June 30, 2020, we generated operating cash flows of $703.4 million. These operating cash flows related primarily to net income of $294.1 million, adjusted for, among other things, non-cash charges, including stock-based compensation expense of $143.7 million and depreciation and amortization expenses of $104.9 million and a change in operating assets and liabilities, net of acquisitions of $160.2 million. The change in our net operating assets and liabilities, net of acquisitions was primarily the result of an inflow from accounts receivable of $95.3 million, primarily due to an increase in collections from prior period sales, an inflow from accrued expenses and other current liabilities of $38.0 million, primarily due to an increase in employee-related accruals, and an inflow from accounts payable of $37.9 million, primarily due to cloud hosting fees. These inflows were partially offset by an outflow in other assets of $39.5 million, primarily due to an increase in capitalized commissions from higher subscription sales. Our investing activities used $289.7 million of cash consisting primarily of net purchases of investments of $265.4 million and cash paid for the purchase of property and equipment of $21.1 million. Our financing activities used cash of $400.2 million primarily for stock repurchases of $1.00 billion, amounts paid for but not settled under our accelerated stock repurchase program of $200.0 million, cash paid for tax withholding on vested stock awards of $101.2 million and cash dividends on our common stock of $86.1 million. These outflows are partially offset by net proceeds from our 2030 Notes of $738.1 million and net borrowings from our Term Loan Credit Agreement of $248.8 million.
Term Loan Credit Agreements
On February 5, 2021, we entered into the 2021 Term Loan Credit Agreement, consisting of a $1.00 billion 2021 Term Loan. We borrowed $1.00 billion on February 26, 2021 under the 2021 Term Loan, and the loan matures on February 25, 2024. The proceeds under the 2021 Term Loan were used to finance a portion of the purchase price for the Wrike acquisition.
On January 21, 2020, we entered into a $1.00 billion Term Loan Credit Agreement, consisting of a $500.0 million 364-day Term Loan facility (the “364-day Term Loan”), and a $500.0 million 3-year Term Loan facility (the “3-year Term Loan”). During the six months ended June 30, 2020, we used borrowings from the Term Loan Credit Agreement to enter in an aggregate $1.00 billion accelerated share repurchase program.
Senior Notes
On February 18, 2021, we issued $750.0 million of unsecured senior notes due March 1, 2026, or the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.250% per annum, which is due semi-annually on March 1 and September 1 of each year beginning on September 1, 2021. The net proceeds from this offering were $741.4 million. During the six months ended June 30, 2021, we used the net proceeds from the 2026 Notes to fund a portion of the purchase price for the Wrike acquisition.
On February 25, 2020, we issued $750.0 million of unsecured senior notes due March 1, 2030, or the 2030 Notes. The 2030 Notes accrue interest at a rate of 3.300% per annum, which is due semi-annually on March 1 and September 1 of each year. The net proceeds from this offering were $738.1 million. During the six months ended June 30, 2020, we used the net proceeds from the 2030 Notes and cash to repay $500.0 million under the 364-day Term Loan and $250.0 million under the 3-year Term Loan. As of June 30, 2021, $250.0 million was outstanding under the 3-year Term Loan.
On November 15, 2017, we issued $750.0 million of unsecured senior notes due December 1, 2027, or the 2027 Notes. The 2027 Notes accrue interest at a rate of 4.500% per annum, which is due semi-annually on June 1 and December 1 of each year.

Credit Facility
On November 26, 2019, we entered into a $250.0 million five-year unsecured revolving credit facility under an amended and restated credit agreement, or the Credit Agreement. We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. As of June 30, 2021, no amounts were outstanding under the credit facility.
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
Historically, significant portions of our cash inflows were generated by our operations, a trend which we currently expect to continue for the remainder of 2021. We expect our operating cash flows to be lower in fiscal year 2021 as compared to fiscal year 2020. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements and service our debt obligations for the next 12 months. For additional information, see section titled Impact of COVID-19 Pandemic above. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions and for general corporate purposes.
Cash, Cash Equivalents and Investments

	June 30, 2021	December 31, 2020	2021 Compared to 2020
	(In thousands)
Cash, cash equivalents and investments	$531,990	$891,373	$(359,383)
The decrease in Cash, cash equivalents and investments when comparing June 30, 2021 to December 31, 2020, is primarily due to cash paid for the Wrike acquisition, net of cash acquired of $2.02 billion, repayment of Wrike acquired debt of $190.0 million, cash paid for tax withholding on vested stock awards of $101.7 million, cash dividends on our common stock of $91.5 million, and cash paid for property and equipment of $44.9 million, partially offset by cash received from debt offerings of $1.74 billion and cash provided by operating activities of $356.6 million.
As of June 30, 2021, $361.2 million of the $532.0 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. The cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At June 30, 2021, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.
During the three and six months ended June 30, 2021, we did not have any open market purchases under the stock repurchase program.

Shares for Tax Withholding
During the three and six months ended June 30, 2021, we withheld 393,837 and 729,184 shares, respectively, from equity awards that vested, totaling $55.0 million and $101.7 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Contractual Obligations
With the exception of the new $1.00 billion 2021 Term Loan drawn on February 26, 2021 and the $750.0 million 2026 Notes issued on February 18, 2021, as discussed above under the subheading “Liquidity and Capital Resources”, and the purchase commitment entered into in May 2021 discussed below, there have been no material changes, outside the ordinary course of business, to our contractual obligations since December 31, 2020. For further information, see “Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Other Purchase Commitments
In May 2020, we entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, we are committed to a purchase of $1.00 billion throughout the term of the agreement. As of June 30, 2021, we had $904.6 million of remaining obligations under the purchase agreement.
In May 2021, we entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through May 2024. Under the amended agreement, we are committed to purchase services under this agreement totaling $32.0 million for the remainder of fiscal 2021, $24.0 million in fiscal year 2022, $24.0 million in fiscal year 2023 and $20.0 million at any time over the three-year term. As of June 30, 2021, we had $96.2 million of remaining obligations under the purchase agreement.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended June 30, 2021 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2021, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2021, except for the acquisition of Wrike described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On February 26, 2021, we completed the acquisition of Wrike. We are currently integrating Wrike into our operations and internal control processes and, pursuant to the Securities and Exchange Commission's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at June 30, 2021 does not include Wrike.

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
The amount of our recognized revenue depends on several factors, including the average duration of on-premises subscription licenses. If our customers choose licenses with short subscription term durations, operating results may be adversely affected and not meet our investors’ expectations. For example, in the first quarter of 2021, we sought to convert into longer-term subscriptions the expiring limited-use non-renewable, on-premises term licenses issued in 2020 at the onset of the pandemic. However, in the first quarter of 2021, a number of these customers chose to convert the expiring limited-use on-premises term licenses into short-term duration agreements for on-premises licenses. If customers were to choose short-term duration for other on-premises subscription licenses in future periods, we would expect our results of operations to be adversely affected in those periods.
The reorganization of our sales leadership, customer-facing organization and sales processes to better align with our business strategy may be disruptive to our operations, will require increasing the number of direct quota carrying sales personnel, and may not yield the short or long-term benefits that we expect.
While our business model transition is continuing to progress, we are facing challenges in evolving our go-to-market strategy and driving new business SaaS subscription bookings. In an effort to address these challenges, in July 2021, we announced plans to reorganize our sales leadership, re-align our customer-facing organization, and enhance our focus on indirect channels, new product adoption and SaaS migration, and to de-emphasize sales of on-premises term subscription licenses, embracing a faster pace of cloud adoption. We also are taking actions intended to re-align channel incentives to focus on landing and growing new business activities. These changes are significant, and may cause short-term disruption. Moreover, we anticipate that it will take time to realize any of the expected benefits from these changes.
We also may be unsuccessful in recruiting and retaining sales personnel with the knowledge and skills required to market our products and services effectively as part of our go-to-market strategy. As a result, there may be periods of time when our sales force is not at its desired headcount, which may result in fewer sales of our products and services. For example, as we began the third quarter of 2021, the size of our direct quota carrying sales force was below the headcount that we had planned earlier in the year to support our growth strategy.
This sales reorganization, and the evolution of our go-to-market strategy, may not result in the short or long-term benefits that we expect in a timely manner or at all. Moreover, these changes, or other similar changes that we may choose to make, may cause disruptions in our business that may negatively impact sales over one or more future quarters. Risks related to these activities include:
•Challenges in reorganizing sales operations and personnel;
•Inability to recruit and retain a sufficient number of qualified direct quota carrying sales personnel;
•Reduced productivity among new sales team members or while members of the sales team adjust to their new roles and responsibilities and our new sales priorities;
•Loss of key employees;
•Inability to re-engage distributors, resellers and other channel partners due to changing market demands or competitive offerings;
•Higher sales, marketing and services costs;
•Lengthening of sales cycles as customers evaluate their cloud strategy and competitive offerings; and
•Continued difficulties in accurately forecasting bookings and revenue and the estimated mix within subscription of on-premises versus cloud.
If the disruptions caused by these operational and organizational changes are greater or longer than anticipated, we are unable to increase our direct quota carrying sales personnel or we are unable to achieve the expected benefits of these activities, our business, financial condition, and results of operations may be adversely affected.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At June 30, 2021, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
The following table shows the monthly activity related to stock repurchases for the quarter ended June 30, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands) (2)
April 1, 2021 through April 30, 2021	387,965	$139.94	—	$625,561
May 1, 2021 through May 31, 2021	1,152	$120.98	—	$625,561
June 1, 2021 through June 30, 2021	4,720	$115.09	—	$625,561
Total	393,837	$139.58	—	$625,561
(1)The total number of shares purchased are shares withheld from restricted stock units that vested in the second quarter of 2021 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
Our policy governing transactions in Citrix securities by our directors, officers and employees permits our directors, officers and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. We have been advised that David Henshall, our Chief Executive Officer and President, Donna Kimmel, our Executive Vice President and Chief People Officer, and Antonio Gomes, our Executive Vice President and Chief Legal Officer, each entered into a new trading plan in the second quarter of 2021 in accordance with Rule 10b5-1 and our policy governing transactions in our securities. We undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 30th day of July, 2021.

CITRIX SYSTEMS, INC.

By:	/s/ ARLEN R. SHENKMAN
Arlen R. Shenkman
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)