Form 10-Q
period 2021-09-30
CITRIX SYSTEMS INC
filed 2021-11-08
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No   ☒
As of November 1, 2021, there were 124,722,872 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2021

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$428,569	$752,895
Short-term investments, available-for-sale	21,096	124,113
Accounts receivable, net of allowances of $22,788 and $25,868 at September 30, 2021 and December 31, 2020, respectively	532,002	858,009
Inventories, net	24,442	20,089
Prepaid expenses and other current assets	333,675	236,000
Total current assets	1,339,784	1,991,106
Long-term investments, available-for-sale	14,328	14,365
Property and equipment, net	229,760	208,811
Operating lease right-of-use assets, net	191,856	187,129
Goodwill	3,455,772	1,798,408
Other intangible assets, net	816,909	81,491
Deferred tax assets, net	230,662	386,504
Other assets	257,173	222,533
Total assets	$6,536,244	$4,890,347
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$127,161	$92,266
Accrued expenses and other current liabilities	367,630	507,185
Income taxes payable	57,783	42,760
Current portion of deferred revenues	1,464,176	1,510,216
Total current liabilities	2,016,750	2,152,427
Long-term portion of deferred revenues	314,272	392,360
Long-term debt	3,325,119	1,732,622
Long-term income taxes payable	204,782	232,086
Operating lease liabilities	184,490	195,767
Other liabilities	91,092	72,942
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 324,825 and 321,964 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	325	322
Additional paid-in capital	6,942,847	6,608,018
Retained earnings	5,045,453	4,984,333
Accumulated other comprehensive loss	(6,862)	(3,649)
	11,981,763	11,589,024
Less - common stock in treasury, at cost (200,204 and 199,443 shares at September 30, 2021 and December 31, 2020, respectively)	(11,582,024)	(11,476,881)
Total stockholders' equity	399,739	112,143
Total liabilities and stockholders' equity	$6,536,244	$4,890,347
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share information)
Revenues:
Subscription	$383,154	$262,604	$1,099,554	$774,290
Product and license	25,365	87,218	128,283	390,009
Support and services	369,926	417,348	1,138,485	1,262,745
Total net revenues	778,445	767,170	2,366,322	2,427,044
Cost of net revenues:
Cost of subscription, support and services	112,067	102,755	338,839	282,672
Cost of product and license revenues	14,360	16,238	61,235	57,554
Amortization of product related intangible assets	20,392	8,293	51,520	24,877
Total cost of net revenues	146,819	127,286	451,594	365,103
Gross profit	631,626	639,884	1,914,728	2,061,941
Operating expenses:
Research and development	145,811	130,628	436,148	406,827
Sales, marketing and services	290,240	298,659	890,444	916,801
General and administrative	91,462	81,591	280,046	262,693
Amortization of other intangible assets	19,648	701	46,615	2,097
Total operating expenses	547,161	511,579	1,653,253	1,588,418
Income from operations	84,465	128,305	261,475	473,523
Interest income	319	491	912	2,685
Interest expense	(22,809)	(16,639)	(70,074)	(48,326)
Other (expense) income, net	(2,050)	3,841	17,481	7,850
Income before income taxes	59,925	115,998	209,794	435,732
Income tax expense	8,138	17,771	5,193	43,377
Net income	$51,787	$98,227	$204,601	$392,355
Earnings per share:
Basic	$0.42	$0.80	$1.65	$3.17
Diluted	$0.41	$0.78	$1.62	$3.10
Weighted average shares outstanding:
Basic	124,515	123,255	123,896	123,835
Diluted	126,321	125,863	126,140	126,407

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$51,787	$98,227	$204,601	$392,355
Other comprehensive income:
Available for sale securities:
Change in net unrealized (losses) gains	(1)	14	19	145
Less: reclassification adjustment for net losses (gains) included in net income	—	1	—	(20)
Net change (net of tax effect)	(1)	15	19	125

Gain on pension liability	—	—	1,050	8

Cash flow hedges:
Change in unrealized (losses) gains	(554)	1,733	(1,288)	(394)
Less: reclassification adjustment for net (gains) losses included in net income	(292)	390	(2,994)	1,061
Net change (net of tax effect)	(846)	2,123	(4,282)	667
Other comprehensive (loss) income	(847)	2,138	(3,213)	800
Comprehensive income	$50,940	$100,365	$201,388	$393,155

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Operating Activities
Net income	$204,601	$392,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	247,489	159,283
Stock-based compensation expense	249,601	228,854
Deferred income tax benefit	(5,847)	(34,372)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	13,878	(9,225)
Other non-cash items	(17,485)	16,196
Total adjustments to reconcile net income to net cash provided by operating activities	487,636	360,736
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	339,969	150,347
Inventories	(5,098)	(592)
Prepaid expenses and other current assets	(54,686)	(39,049)
Other assets	(79,733)	(67,139)
Income taxes, net	(63,915)	16,640
Accounts payable	32,912	17,973
Accrued expenses and other current liabilities	(191,484)	73,737
Deferred revenues	(157,372)	(103,487)
Other liabilities	(45)	14,252
Total changes in operating assets and liabilities, net of the effects of acquisitions	(179,452)	62,682
Net cash provided by operating activities	512,785	815,773
Investing Activities
Purchases of available-for-sale investments	(19,827)	(476,432)
Proceeds from maturities of available-for-sale investments	122,900	166,077
Purchases of property and equipment	(63,590)	(30,783)
Cash paid for acquisitions, net of cash acquired	(2,022,304)	—
Cash paid for licensing agreements, patents and technology	(8,656)	(5,581)
Other	7,050	923
Net cash used in investing activities	(1,984,427)	(345,796)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plan	233	—
Proceeds from term loan credit agreement, net of issuance costs	997,947	998,846
Repayment of term loan credit agreement	(150,000)	(750,000)
Proceeds from senior notes, net of issuance costs	741,393	738,107
Repayment of acquired debt	(190,000)	—
Stock repurchases, net	—	(1,199,903)
Cash paid for tax withholding on vested stock awards	(105,143)	(104,848)
Cash paid for dividends	(137,590)	(129,108)
Other	(5,438)	—
Net cash provided by (used in) financing activities	1,151,402	(446,906)
Effect of exchange rate changes on cash and cash equivalents	(4,086)	(8)
Change in cash and cash equivalents	(324,326)	23,063
Cash and cash equivalents at beginning of period	752,895	545,761
Cash and cash equivalents at end of period	$428,569	$568,824
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

Available-for-sale Investments
Short-term and long-term available-for-sale investments in debt securities as of September 30, 2021 and December 31, 2020 primarily consist of agency securities, corporate securities and government securities. Investments classified as available-for-sale debt securities are stated at fair value, with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize unrealized changes in the fair value of its available-for-sale debt securities in income unless a security is deemed to be impaired.
The allowance for credit losses on the Company's investments in available-for-sale debt securities is determined using a quantitative discounted cash flow analysis if impairment triggers exist after a qualitative screen is completed. Impairment on available-for-sale debt securities is determined on an individual security basis and the security is subject to impairment when its fair value declines below its amortized cost basis. If the fair value is less than the amortized cost basis, management must then determine whether it intends to sell the security or whether it is more likely than not that it will be required to sell the security before it recovers its value. If management intends to sell the security or will more-likely-than-not be required to sell the impaired security before it recovers its value, a credit loss is recorded to Other (expense) income, net in the accompanying condensed consolidated statements of income. If management does not intend to sell the security, nor will it more-likely-than-not be required to sell the security before the security recovers its value, management must then determine whether the loss is due to credit loss or other factors. For impairment indicators due to credit loss factors, management establishes an allowance for credit losses with a charge to Other (expense) income, net. For impairment indicators due to other factors, management records the loss with a charge to Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets.
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
Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service (the “Service”) which uses quoted market prices for identical or comparable instruments rather than direct observations of quoted prices in active markets. The Service applies a four-level hierarchical pricing methodology to all of the Company’s fixed income securities based on the circumstances. The hierarchy starts with the highest priority pricing source, then subsequently uses inputs obtained from other third-party sources and large custodial institutions. The Service’s providers utilize a variety of inputs to determine their quoted prices. These inputs may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. Substantially all of the Company’s available-for-sale investments are valued utilizing inputs obtained from the Service and accordingly are categorized as Level 2. The Company periodically independently assesses the pricing obtained from the Service and historically has not adjusted the Service's pricing as a result of this assessment. Available-for-sale securities are included in Level 3 when relevant observable inputs for a security are not available.
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
Subscription
Subscription revenues primarily consist of cloud-hosted offerings, which provide customers a right to access one or more of the Company’s cloud-hosted subscription offerings, with routine customer support, as well as revenues from the Citrix Service Provider (“CSP”) program, on-premise subscription software licenses, and hybrid subscription offerings. The CSP program provides subscription-based services in which the CSP partners host software services to their end users.
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
Sales tax
The Company records revenue net of sales tax.

Timing of revenue recognition

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Products and services transferred at a point in time	$86,366	$155,087	$371,000	$630,193
Products and services transferred over time	692,079	612,083	1,995,322	1,796,851
Total net revenues	$778,445	$767,170	$2,366,322	$2,427,044
Contract balances
The Company's short-term and long-term contract assets, net of allowance for credit losses, were $51.9 million and $44.8 million, respectively, as of September 30, 2021, and $37.3 million and $41.7 million, respectively, as of December 31, 2020, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.46 billion and $314.3 million, respectively, as of September 30, 2021 and $1.51 billion and $392.4 million, respectively, as of December 31, 2020. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance, and the Company's right to consideration or the customer’s payment. During the three and nine months ended September 30, 2021, the Company recognized $553.7 million and $1.26 billion, respectively, of revenue that was included in the deferred revenue balance as of June 30, 2021 and December 31, 2020, respectively.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance differs from the timing of the Company's right to consideration or the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no material asset impairment charges related to contract assets for either the three and nine months ended September 30, 2021 and 2020, respectively.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$1,838,358	$62,940	$1,445	$1,902,743
Support and services	1,061,462	23,104	1,273	1,085,839
Total net revenues	$2,899,820	$86,044	$2,718	$2,988,582
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
For the three and nine months ended September 30, 2021, the Company recorded amortization of capitalized contract acquisition costs of $19.3 million and $56.5 million, respectively, and for the three and nine months ended September 30, 2020, the Company recorded amortization of capitalized contract acquisition costs of $14.7 million and $41.6 million, respectively, which are included in Sales, marketing and services expense in the accompanying condensed consolidated statements of income. The Company's short-term and long-term contract acquisition costs were $76.0 million and $131.6 million, respectively, as of September 30, 2021, and $71.5 million and $124.7 million, respectively, as of December 31, 2020, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. There were no impairment losses in relation to costs capitalized during the three and nine months ended September 30, 2021 and 2020, respectively.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income	$51,787	$98,227	$204,601	$392,355
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	124,515	123,255	123,896	123,835
Effect of dilutive employee stock awards	1,806	2,608	2,244	2,572
Denominator for diluted earnings per share - weighted-average shares outstanding	126,321	125,863	126,140	126,407

Basic earnings per share	$0.42	$0.80	$1.65	$3.17

Diluted earnings per share	$0.41	$0.78	$1.62	$3.10
For the three and nine months ended September 30, 2021, anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were 3.3 million shares and 1.7 million shares, respectively. For the three and nine months ended September 30, 2020, stock-based awards excluded from the calculations of diluted earnings per share were not material.
5. CREDIT LOSSES
The Company is exposed to credit losses primarily through its accounts receivable, investments in available-for-sale debt securities, and contract assets. See Note 3 for additional information related to the Company's contract assets.

Accounts receivable, net
The Company's accounts receivable consist of the following (in thousands):

September 30, 2021
Accounts receivable, gross	$554,790
Less: allowance for returns	(10,851)
Less: allowance for credit losses	(11,937)
Accounts receivable, net	$532,002
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
The activity in the Company's allowance for credit losses for the nine months ended September 30, 2021 is summarized as follows (in thousands):

Total
Balance of allowance for credit losses at January 1, 2021	$15,419
Current period provision (reversal) for expected losses	(1,447)
Write-offs charged against allowance	(3,030)
Recoveries of any amounts previously written off	110
Other (1)	885
Balance of allowance for credit losses at September 30, 2021	$11,937
(1) Includes amounts established in connection with acquisitions.
As of September 30, 2021, one distributor accounted for 14% of the Company's total gross accounts receivable.
Available-for-sale Investments
The Company did not have any credit loss expense recorded related to available-for-sale debt securities for the three and nine months ended September 30, 2021 and 2020, respectively.
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
6. ACQUISITIONS
2021 Business Combination
On February 26, 2021 (the “Closing Date”), the Company completed the acquisition of Wrangler Topco, LLC (“Wrangler”), the parent entity of Wrike, Inc. (“Wrike”), a leader in the SaaS collaborative work management space, for approximately $2.07 billion (the “Purchase Consideration”). The Purchase Consideration consists of a base purchase price of $2.25 billion and is subject to certain adjustments as provided for under the related Agreement and Plan of Merger dated January 16, 2021 (the “Merger Agreement”). The Company expects that the addition of Wrike’s cloud-delivered capabilities will expand its collaborative work management capabilities. Under the Merger Agreement, the Company acquired all of the issued and outstanding equity securities of Wrangler.
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
The Company incurred $19.4 million of expenses related to the Wrike acquisition, of which $0.3 million and $16.1 million were expensed during the three and nine months ended September 30, 2021, respectively, and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
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
The Company has included the effect of the acquisition in its results of operations prospectively from the date of acquisition. Net revenues of Wrike included in the Company’s condensed consolidated statements of income for the three months ended September 30, 2021 and from the Closing Date through September 30, 2021 were $33.8 million and $68.7 million, respectively. Loss from operations of Wrike included in the Company's condensed consolidated statements of income for the three months ended September 30, 2021 and from the Closing Date through September 30, 2021 were $57.6 million and $134.5 million, respectively, primarily as a result of amortization of intangible assets acquired and stock-based compensation associated with the assumed options and the 2021 Inducement Plan. See Note 8 for detailed information on the 2021 Inducement Plan.
Purchase Accounting for Wrike
The purchase price for Wrike was allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Wrike
	Purchase Price Allocation	Asset Life
Current assets	$32,008
Intangible assets	824,900	2 - 7 years
Goodwill	1,657,364	Indefinite
Other assets	17,681
Assets acquired	2,531,953
Current liabilities assumed	85,368
Long-term liabilities assumed	202,511
Deferred tax liabilities, non-current	177,382
Net assets acquired	$2,066,692
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
The Company estimated its obligation related to deferred revenue using the cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to supporting the obligation plus an assumed profit. The sum of the costs and assumed profit approximates the amount that the Company would be required to pay a third party to assume the obligation. The estimated costs to fulfill the obligation were based on the near-term projected cost structure for various revenue contracts, resulting in an adjustment to reduce Wrike's carrying value of deferred revenue. The acquired deferred revenue of $33.2 million represents the Company's estimate of the fair value of the contractual obligations assumed.
The goodwill related to the acquisition is not deductible for tax purposes and is comprised primarily of expected synergies from combining operations and other intangible assets that do not qualify for separate recognition.
Identifiable intangible assets acquired in connection with the Wrike acquisition (in thousands) and the weighted-average lives are as follows:

	Wrike	Asset Life
Core and product technologies	$347,900	6 years
Customer relationships	446,400	7 years
Backlog	13,500	2 years
Trade names	17,100	3 years
Total	$824,900
The following unaudited pro-forma information combines the consolidated results of the operations of the Company and Wrike as if the acquisition had occurred on January 1, 2020, the first day of the Company's fiscal year 2020 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$778,445	$795,767	$2,388,576	$2,498,441
Income from operations	$84,465	$83,436	$232,796	$315,863
Net income	$51,787	$54,622	$176,713	$240,743
Earnings per share - basic	$0.42	$0.44	$1.43	$1.94
Earnings per share - diluted	$0.41	$0.43	$1.40	$1.90
7. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Investments
Available-for-sale Investments
The Company's short-term available-for-sale debt investments are measured to fair value on a recurring basis. Unrealized gains and losses related to the Company’s short-term investments are recorded in Other comprehensive loss and are generally due to interest rate fluctuations. The securities that are in an unrealized loss position are reviewed on an individual basis in order to evaluate if all or a portion of the unrealized loss is a result of a credit loss. For impairment indicators due to credit loss factors, the Company establishes an allowance for credit losses with a charge to current period net income. See Note 5 for additional information regarding the credit losses for available-for-sale investments. As of September 30, 2021 and December 31, 2020, unrealized gains and losses from the Company’s available-for-sale investments were not material and the amortized cost approximated their fair value. For the three and nine months ended September 30, 2021 and 2020, realized gains and losses on available-for-sale investments were not material.

The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at September 30, 2021 were approximately three months and two years, respectively.
For the three and nine months ended September 30, 2021 and 2020, the Company did not receive any proceeds from the sales of available-for-sale investments.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $19.2 million and $11.3 million as of September 30, 2021 and December 31, 2020, respectively, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. These private equity funds focus on making venture capital investments, principally by investing in equity securities of early and late stage privately-held corporations. The funds’ general partner shall determine the amount, timing and form (whether cash or in kind) of all distributions made by the funds. The Company may only transfer its investments in private equity fund interests subject to the general partner’s written consent and cannot trade its fund interests in established securities markets, secondary markets or equivalents thereof. The Company had no material unfunded commitments as of September 30, 2021.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of $24.4 million and $22.5 million as of September 30, 2021 and December 31, 2020, respectively, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly.

Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$291,396	$291,396	$—	$—
Money market funds	105,259	105,259	—	—
Corporate securities	11,016	—	11,016	—
Government securities	20,898	—	20,898	—
Available-for-sale securities:
Corporate securities	35,424	—	34,924	500
Prepaid expenses and other current assets:
Foreign currency derivatives	12,075	—	12,075	—
Total assets	$476,068	$396,655	$78,913	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,469	—	1,469	—
Total liabilities	$1,469	$—	$1,469	$—

	As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$375,874	$375,874	$—	$—
Money market funds	23,089	23,089	—	—
Corporate securities	166,436	—	166,436	—
Government securities	187,496	—	187,496	—
Available-for-sale securities:
Agency securities	3,300	—	3,300	—
Corporate securities	70,684	—	70,184	500
Government securities	64,494	—	64,494	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,012	—	4,012	—
Total assets	$895,385	$398,963	$495,922	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,447	—	1,447	—
Total liabilities	$1,447	$—	$1,447	$—
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
As of September 30, 2021, the fair values of the $750.0 million unsecured senior notes due March 1, 2030 (the “2030 Notes”), $750.0 million unsecured senior notes due December 1, 2027 (the “2027 Notes”), and $750.0 million 2026 Notes were determined based on inputs that are observable in the market (Level 2). Based on the closing trading price per $100 as of the last day of trading for the quarter ended September 30, 2021, the carrying value was as follows (in thousands):

	Fair Value	Carrying Value
2030 Notes	$769,643	$739,991
2027 Notes	$829,515	$744,484
2026 Notes	$738,083	$742,447
The Company also has variable debt instruments indexed to 1-Month LIBOR that resets monthly and the fair values of these instruments approximate the carrying value as of September 30, 2021. See Note 11 for more information on the Company's debt instruments.
8. STOCK-BASED COMPENSATION
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of September 30, 2021, the Company had three stock-based compensation plans with shares available for grant.
The Company is currently granting stock-based awards from its Second Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), which was amended at the Company's Annual Meeting of Stockholders on June 3, 2020. Pursuant to the June 2020 amendment, the maximum number of shares of common stock available for issuance under the 2014 Plan was increased to 51,300,000. In addition, the amendment extended the term of the 2014 Plan to June 3, 2030 and updated the vesting provisions from monthly to annual vesting for annual director awards, consistent with the Company's current compensation program for non-employee directors. As of September 30, 2021, there were 16,011,026 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans, including authorization under its 2014 Plan to grant stock-based awards covering 11,006,789 shares of common stock.
In connection with the Wrike acquisition, on February 26, 2021, the Company's Board of Directors adopted the 2021 Inducement Plan (the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of equity awards to induce highly-qualified prospective officers and employees to accept employment and to provide them with a proprietary interest in the Company. The Company is authorized to issue 320,000 shares of common stock for inducement awards under the 2021 Inducement Plan. During the nine months ended September 30, 2021, the Company granted 270,681 non-vested stock units to Wrike employees who joined the Company which vest based on service over a three-year term. As of September 30, 2021, there were 308,469 shares of common stock reserved for issuance pursuant to the 2021 Inducement Plan, including authorization under the 2021 Inducement Plan to grant stock-based awards covering 49,319 shares of common stock.
Effective February 26, 2021, the Company assumed the Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan (the “Wrangler Plan”) and the Wrike, Inc, Amended and Restated 2013 Stock Plan (the “Wrike Plan”). As of September 30, 2021, there were 695,009 shares of the Company’s common stock reserved and authorized for issuance under the terms of the Wrangler Plan, including authorization under the Wrangler Plan to grant stock-based awards covering 327,209 shares of common stock. As of September 30, 2021, there were 152,553 shares of the Company's common stock reserved and authorized for issuance under the terms of the Wrike Plan. All of the Wrike Plan awards are currently outstanding with no new shares available for issuance.

Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classifications	2021	2020	2021	2020
Cost of subscription, support and services	$4,948	$3,542	$13,900	$9,708
Research and development	30,222	28,803	87,141	81,386
Sales, marketing and services	24,175	28,411	81,166	76,640
General and administrative	21,463	24,413	67,394	61,120
Total	$80,808	$85,169	$249,601	$228,854
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
Unrecognized Compensation Related to Stock Units
As of September 30, 2021, the total number of non-vested stock units outstanding, including company performance awards and service-based awards was 5,290,782. As of September 30, 2021, there was $459.6 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost of the awards legally granted through September 30, 2021 is expected to be recognized over a weighted-average period of 1.69 years.
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
The Company recorded stock-based compensation costs related to its company performance stock units of $6.6 million and $26.2 million for the three and nine months ended September 30, 2021, respectively, and $18.0 million and $35.7 million for the three and nine months ended September 30, 2020, respectively.

Assumed stock options
In connection with the acquisition of Wrike, the Company assumed 526,113 outstanding stock options which expire ten years from the date of grant and which were valued using the Black-Scholes option-pricing model. The fair value of the assumed stock options were estimated using the following assumptions:

Nine Months Ended
September 30, 2021
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
The estimated weighted-average grant date fair value for the assumed stock options was $103.22 per share and total fair value of $54.3 million. For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation costs related to unvested assumed stock options of $4.0 million and $10.5 million, respectively. As of September 30, 2021, there was $14.5 million of total unrecognized compensation costs related to unvested assumed stock options to be recognized over a weighted-average period of 1.02 years. See Note 6 for detailed information on the Wrike acquisition.
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
The following table presents the change in goodwill during the nine months ended September 30, 2021 (in thousands):

	Balance at January 1, 2021	Additions		Balance at September 30, 2021
Goodwill	$1,798,408	$1,657,364	(1)	$3,455,772
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

Intangible assets consist of the following (in thousands):

	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$1,099,501	$717,317	$742,949	$665,798
Other	664,791	230,066	187,791	183,451
Total	$1,764,292	$947,383	$930,740	$849,249
Amortization of product related intangible assets, which consists primarily of product related technologies and patents, was $20.4 million and $8.3 million for the three months ended September 30, 2021 and 2020, respectively, and $51.5 million and $24.9 million for the nine months ended September 30, 2021 and 2020, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names, backlog and covenants not to compete was $19.6 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively, and $46.6 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of September 30, 2021 is as follows (in thousands):

Year ending December 31,
2021 (remaining three months)	$40,109
2022	157,261
2023	147,279
2024	130,384
2025	127,858
Thereafter	214,018
Total	$816,909
10. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues:
Workspace (1)	$600,036	$573,342	$1,780,403	$1,811,936
App Delivery and Security (2)	155,090	166,166	511,273	532,169
Professional services (3)	23,319	27,662	74,646	82,939
Total net revenues	$778,445	$767,170	$2,366,322	$2,427,044

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
Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues:
Americas	$427,978	$414,341	$1,312,053	$1,330,666
EMEA	268,700	276,494	821,895	847,454
APJ	81,767	76,335	232,374	248,924
Total net revenues	$778,445	$767,170	$2,366,322	$2,427,044
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Subscription:
SaaS	$228,515	$137,831	$609,230	$391,019
Non-SaaS	154,639	124,773	490,324	383,271
Total Subscription revenue	$383,154	$262,604	$1,099,554	$774,290
11. DEBT
The components of the Company's long-term debt were as follows (in thousands):

	September 30, 2021	December 31, 2020
2021 Term Loan Credit Agreement	$1,000,000	$—
Term Loan Credit Agreement	100,000	250,000
2026 Notes	750,000	—
2027 Notes	750,000	750,000
2030 Notes	750,000	750,000
Total face value	3,350,000	1,750,000
Less: unamortized discount	(6,518)	(5,594)
Less: unamortized issuance costs	(18,363)	(11,784)
Total long-term debt	$3,325,119	$1,732,622
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
Borrowings under the 2021 Term Loan Credit Agreement bear interest at a rate equal to (a) either (i) a customary LIBOR formula or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the 2021 Term Loan Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially was determined based on the Company’s consolidated leverage ratio. The Company made an election to base the applicable margin on the Company’s non-credit enhanced, senior unsecured long-term debt rating as determined by Moody’s Investors Service, Inc., Standard & Poor’s Financial Services, LLC and Fitch Ratings Inc., in each case as set forth in the 2021 Term Loan Credit Agreement effective in the third quarter of 2021.
The 2021 Term Loan Credit Agreement includes a covenant limiting the Company’s consolidated leverage ratio to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fiscal quarter ending March 31, 2022, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The 2021 Term Loan Credit Agreement also includes a covenant limiting the Company’s consolidated interest coverage ratio to not less than 3.0:1.0. The 2021 Term Loan Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control of the Company and bankruptcy-related defaults. The 2021 Lenders are entitled to accelerate repayment of the loans under the 2021 Term Loan Credit Agreement upon the occurrence of any of the events of default. In addition, the 2021 Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. The 2021 Term Loan Credit Agreement also contains representations and warranties customary for an unsecured financing of this type. The Company was in compliance with these covenants as of September 30, 2021.
Certain 2021 Lenders and/or their affiliates have provided and may continue to provide commercial banking, investment management and other services to the Company, its affiliates and employees, for which they receive customary fees and commissions.
Term Loan Credit Agreement
On January 21, 2020, the Company entered into a term loan credit agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto from time to time (the “Term Loan Credit Agreement”) that provides the Company with facilities to borrow term loans on an unsecured basis in an aggregate principal amount of up to $1.00 billion, consisting of (i) a $500.0 million 364-day term loan facility (the “364-day Term Loan”), and (ii) a $500.0 million 3-year term loan (the “3-year Term Loan”), in each case in a single borrowing, subject to satisfaction of certain conditions set forth in the Term Loan Credit Agreement. On January 30, 2020, the Company borrowed $1.00 billion under the term loans and used the proceeds to enter into accelerated share repurchase transactions for an aggregate of $1.00 billion. During the first quarter of 2020, the Company used the net proceeds from the 2030 Notes and cash to repay $750.0 million under the Term Loan Credit Agreement. In the third quarter of 2021, the Company repaid $150.0 million under the 3-year Term Loan. See Note 14 for detailed information on the accelerated share repurchase.
Borrowings under the Term Loan Credit Agreement bear interest at a rate equal to (a) either (i) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Term Loan Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially was determined based on the Company’s consolidated leverage ratio. The Company made an election to base the applicable margin on the Company’s non-credit enhanced, senior unsecured long-term debt rating as set forth in the Term Loan Credit Agreement effective in the second quarter of 2021.
On February 5, 2021, the Company entered into the first amendment to the Term Loan Credit Agreement, which amends, among other things, the covenant limiting the Company’s consolidated leverage ratio. After giving effect to the amendment, the covenant limiting the Company’s consolidated leverage ratio will be consistent with the covenant limiting the Company’s consolidated leverage ratio in the 2021 Term Loan Credit Agreement, and will be limited to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 under the 2021 Term Loan Credit Agreement (the “Leverage Ratio Step-Down”) to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Leverage Ratio Step-Down, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The Company was in compliance with all covenants as of September 30, 2021.

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
Credit Facility
On November 26, 2019, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with a group of financial institutions, which amends and restates the Company’s Credit Agreement, dated January 7, 2015. The Credit Agreement provides for a five year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The credit facility bears interest at a rate equal to (a) either (i) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially was determined based on the Company’s consolidated leverage ratio. The Company made an election to base the applicable margin on the Company’s long-term debt rating as set forth in the Credit Agreement effective in the second quarter of 2021. In addition, the Company is required to pay a quarterly facility fee ranging from 0.11% to 0.20% of the aggregate revolving commitments under the credit facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA or long-term credit rating. As of September 30, 2021 and December 31, 2020, no amounts were outstanding under the credit facility.
On February 5, 2021, the Company entered into the first amendment to the Credit Agreement, which amends, among other things, the covenant limiting the Company’s consolidated leverage ratio. After giving effect to the amendment, the covenant limiting the Company’s consolidated leverage ratio will be consistent with the covenant limiting the Company’s consolidated leverage ratio in the 2021 Term Loan Credit Agreement, and will be limited to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 (or such earlier date as the Company may elect by written notice to Bank of America, N.A., in its capacity as administrative agent) under the 2021 Term Loan Credit Agreement (the “Leverage Ratio Step-Down”) to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Leverage Ratio Step-Down, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The Company was in compliance with all covenants as of September 30, 2021.
Bridge Facility and Take-Out Facility Commitment Letter
On January 16, 2021, the Company entered into a bridge facility and take-out facility commitment letter (the “Commitment Letter”) pursuant to which JPMorgan Chase Bank, N.A. (1) committed to provide a senior unsecured 364-day term loan facility in an aggregate principal amount of $1.45 billion to finance the cash consideration for the Wrike acquisition in the event that the permanent debt financing was not available on or prior to the Closing Date and (2) agreed to use commercially reasonable efforts to assemble a syndicate of lenders to provide the necessary commitments for the senior term loan facility. The commitments under the Commitment Letter were permanently reduced to zero on February 18, 2021, as a result of (i) the effectiveness of the 2021 Term Loan Credit Agreement and (ii) the completion of the issuance of the 2026 Notes. In connection with the Commitment Letter, the Company incurred $5.4 million in issuance costs that were expensed in the first quarter of 2021 and are included in Other (expense) income, net in the accompanying condensed statements of income.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of September 30, 2021, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $0.7 million as of September 30, 2021. The total cumulative unrealized gain on cash flow derivative instruments was $3.6 million as of December 31, 2020. Unrealized gains and losses on cash flow derivatives are included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The net unrealized loss as of September 30, 2021 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2021		December 31, 2020		September 30, 2021		December 31, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$550	Prepaid expenses and other current assets	$3,945	Accrued expenses and other current liabilities	$1,337	Accrued expenses and other current liabilities	$75

	Asset Derivatives				Liability Derivatives
(In thousands)
	September 30, 2021		December 31, 2020		September 30, 2021		December 31, 2020
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$11,525	Prepaid expenses and other current assets	$67	Accrued expenses and other current liabilities	$132	Accrued expenses and other current liabilities	$1,372
The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Loss		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss
	2021	2020		2021	2020
Foreign currency forward contracts	$(846)	$2,123	Operating expenses	$292	$(390)

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Loss		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss
	2021	2020		2021	2020
Foreign currency forward contracts	$(4,282)	$667	Operating expenses	$2,994	$(1,061)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2021	2020
Foreign currency forward contracts	Other (expense) income, net	$3,560	$(7,407)

	For the Nine Months Ended September 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2021	2020
Foreign currency forward contracts	Other (expense) income, net	$11,844	$(4,878)
Outstanding Foreign Currency Forward Contracts
As of September 30, 2021, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 19,000
Brazilian Real	BRL 2,000
British Pound Sterling	GBP 24,800
Canadian Dollar	CAD 5,950
Chinese Yuan Renminbi	CNY 36,400
Czech Koruna	CZK 71,000
Danish Krone	DKK 16,300
Euro	EUR 31,098
Hong Kong Dollar	HKD 30,975
Indian Rupee	INR 256,000
Japanese Yen	JPY 992,000
Korean Won	KRW 458,000
Singapore Dollar	SGD 12,200
Swedish Krona	SEK 6,800
Swiss Franc	CHF 192,650
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
The Company’s effective tax rate was 13.6% and 15.3% for the three months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2021 to the three months ended September 30, 2020 was primarily due to tax benefits arising from combining the Wrike business with Citrix and the relative impact to the tax rate of tax benefits unique to the period ended September 30, 2021, such as stock based compensation deductions.
The Company’s effective tax rate was 2.5% and 10.0% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate when comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020, was primarily due to tax benefits arising from combining the Wrike business with Citrix and the relative impact to the tax rate of tax benefits unique to the period ended September 30, 2021, such as stock based compensation deductions.
The Company’s net unrecognized tax benefits totaled $97.0 million and $74.7 million as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, $83.4 million included in the balance for tax positions would affect the annual effective tax rate if recognized. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of September 30, 2021, the Company has accrued $1.4 million for the payment of interest.

At September 30, 2021, the Company had $192.5 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
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
14. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors has authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. The Company may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the Company’s stock repurchase program is to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At September 30, 2021, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from debt, as well as proceeds from employee stock awards and the related tax benefit. The Company is authorized to make purchases of its common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
During the three and nine months ended September 30, 2021, the Company made no open market purchases under the stock repurchase program.
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
In addition to the ASR, during the three months ended September 30, 2020, the Company made no open market purchases under the stock repurchase program. During the nine months ended September 30, 2020, the Company expended $199.9 million on open market purchases under the stock repurchase program, repurchasing 1,731,500 shares of common stock at an average price of $115.45.

Shares for Tax Withholding
During the three and nine months ended September 30, 2021, the Company withheld 32,312 and 761,496 shares, respectively, from equity awards that vested, totaling $3.4 million and $105.1 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and nine months ended September 30, 2020, the Company withheld 25,826 and 765,426 shares, respectively, from equity awards that vested, totaling $3.7 million and $104.8 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets and the related cash outlays do not reduce the Company’s total stock repurchase authority.
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
Other Purchase Commitments
In May 2020, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, the Company is committed to a purchase of $1.00 billion throughout the term of the agreement. As of September 30, 2021, the Company had $879.0 million of remaining obligations under the purchase agreement.
In May 2021, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through May 2024. Under the amended agreement, the Company is committed to purchase services under this agreement totaling $100.0 million over the term, with commitments of $32.0 million in fiscal year 2021, $24.0 million in fiscal year 2022, $24.0 million in fiscal year 2023 and $20.0 million at any time over the three-year term. As of September 30, 2021, the Company had $64.2 million of remaining obligations under the purchase agreement.

16. STATEMENT OF CHANGES IN EQUITY
The following tables present the changes in total stockholders' equity during the three and nine months ended September 30, 2021 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2021	324,387	$324	$6,835,867	$5,041,270	$(6,015)	(200,172)	$(11,578,599)	$292,847
Shares issued under stock-based compensation plans	152	—	212	—	—	—	—	212
Stock-based compensation expense	—	—	80,808	—	—	—	—	80,808
Common stock issued under employee stock purchase plan	286	1	24,465	—	—	—	—	24,466
Restricted shares turned in for tax withholding	—	—	—	—	—	(32)	(3,425)	(3,425)
Cash dividends declared ($0.37 per share)	—	—	—	(46,109)	—	—	—	(46,109)
Other	—	—	1,495	(1,495)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(847)	—	—	(847)
Net income	—	—	—	51,787	—	—	—	51,787
Balance at September 30, 2021	324,825	$325	$6,942,847	$5,045,453	$(6,862)	(200,204)	$(11,582,024)	$399,739

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	321,964	$322	$6,608,018	$4,984,333	$(3,649)	(199,443)	$(11,476,881)	$112,143
Shares issued under stock-based compensation plans	2,347	2	231	—	—	—	—	233
Stock-based compensation expense	—	—	249,601	—	—	—	—	249,601
Common stock issued under employee stock purchase plan	514	1	50,221	—	—	—	—	50,222
Restricted shares turned in for tax withholding	—	—	—	—	—	(761)	(105,143)	(105,143)
Cash dividends declared ($0.37 per share)	—	—	—	(137,590)	—	—	—	(137,590)
Value of assumed equity awards related to pre-combination service	—	—	28,885	—	—	—	—	28,885
Other	—	—	5,891	(5,891)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(3,213)	—	—	(3,213)
Net income	—	—	—	204,601	—	—	—	204,601
Balance at September 30, 2021	324,825	$325	$6,942,847	$5,045,453	$(6,862)	(200,204)	$(11,582,024)	$399,739

The following tables present the changes in total stockholders' (deficit) equity during the three and nine months ended September 30, 2020 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total (Deficit) Equity
	Shares	Amount				Shares	Amount
Balance at June 30, 2020	321,210	$321	$6,216,838	$4,863,515	$(6,465)	(197,693)	$(11,167,805)	$(93,596)
Shares issued under stock-based compensation plans	109	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	85,169	—	—	—	—	85,169
Common stock issued under employee stock purchase plan	238	1	23,599	—	—	—	—	23,600
Restricted shares turned in for tax withholding	—	—	—	—	—	(26)	(3,692)	(3,692)
Cash dividends declared ($0.35 per share)	—	—	—	(43,046)	—	—	—	(43,046)
Accelerated stock repurchase program	—	—	200,000	—	—	(849)	(200,000)	—
Other	—	—	1,756	(1,756)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	2,138	—	—	2,138
Net income	—	—	—	98,227	—	—	—	98,227
Balance at September 30, 2020	321,557	$322	$6,527,362	$4,916,940	$(4,327)	(198,568)	$(11,371,497)	$68,800

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2019	318,760	$319	$6,249,065	$4,660,145	$(5,127)	(188,693)	$(10,066,746)	$837,656
Shares issued under stock-based compensation plans	2,314	2	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	228,854	—	—	—	—	228,854
Common stock issued under employee stock purchase plan	483	1	44,634	—	—	—	—	44,635
Stock repurchases, net	—	—	—	—	—	(1,732)	(199,903)	(199,903)
Restricted shares turned in for tax withholding	—	—	—	—	—	(765)	(104,848)	(104,848)
Cash dividends declared ($0.35 per share)	—	—	—	(129,108)	—	—	—	(129,108)
Accelerated stock repurchase program	—	—	—	—	—	(7,378)	(1,000,000)	(1,000,000)
Cumulative-effect adjustment from adoption of accounting standard	—	—	—	(1,641)	—	—	—	(1,641)
Other	—	—	4,811	(4,811)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	800	—	—	800
Net income	—	—	—	392,355	—	—	—	392,355
Balance at September 30, 2020	321,557	$322	$6,527,362	$4,916,940	$(4,327)	(198,568)	$(11,371,497)	$68,800

Cash Dividend
The following table provides information with respect to quarterly dividends on common stock during the nine months ended September 30, 2021:

Declaration Date	Dividends per Share	Record Date	Payable Date
January 19, 2021	$0.37	March 12, 2021	March 26, 2021
April 29, 2021	$0.37	June 11, 2021	June 25, 2021
July 29, 2021	$0.37	September 10, 2021	September 24, 2021
Subsequent Event
On November 4, 2021, the Company announced that its Board of Directors approved a quarterly cash dividend of $0.37 per share which will be paid on December 21, 2021 to all shareholders of record as of the close of business on December 7, 2021.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our strategy, investments and operational and growth plans and initiatives, our expansion of cloud-based solutions (as opposed to traditional on-premises delivery of our products) and our efforts to transition our customers from on-premises to the cloud (including the pace of the transition and expected benefits), our transition to a subscription-based business model (including the pace of the transition and expected benefits), challenges with respect to, and plans to evolve, our go-to-market strategy and our channel and sales organization, our focus on SaaS and the de-emphasis of sales of Workspace on-premise subscription licenses, operational and organizational changes (including the impact and timing of the impact of those changes), changes in our product and service offerings and features, financial information and results of operations for future periods, revenue and operating metrics trends, potential margin improvement and restructuring actions and related charges and benefits, the impacts of the novel coronavirus (COVID-19) pandemic and related market and economic conditions on our business, results of operations and financial condition, business continuity, expectations regarding remote and hybrid work and distributed teams, supply disruptions and delays, customer demand, seasonal factors or ordering patterns, stock-based compensation, investment transactions and valuations of investments and derivative instruments, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax estimates and other tax matters, liquidity, stock repurchases and dividends, our debt, changes in accounting rules or guidance, acquisitions (including our acquisition of Wrike, Inc. (“Wrike”) and the expected benefits of that acquisition), changes to our executive officers and other key personnel, litigation matters, and the security of our network, products and services, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Readers are directed to the risks and uncertainties identified in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by Part II, Item 1A in this Quarterly Report on Form 10-Q for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Such factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
Executive Summary
During the third quarter of fiscal year 2021, we continued to make progress in our transition to the cloud, with Total ARR, or annualized recurring revenue, growing faster year-over-year than in the third quarter of fiscal year 2020, despite the prior year including strong demand associated with pandemic-related purchases to address the business continuity needs of our customers. We believe we are still in the early stages of our cloud transition and that this represents an opportunity to support our SaaS ARR growth in the future. As SaaS ARR grows in scale, we expect growth rates to moderate. Customers are also realizing the benefit of a lower total cost of ownership as they shift to our cloud services from our traditional perpetual license offerings. Finally, we believe that the headwind to reported revenue growth, from our decision to end broad availability of perpetual Citrix Workspace licenses beginning on October 1, 2020, is now largely behind us as we reach the anniversary of the end of broad availability of perpetual Citrix Workspace licenses.
Looking back on the last few quarters, we have underperformed our expectations as we faced execution challenges, which have overshadowed the performance in our ARR metrics and cloud transition. Looking ahead, we are reviewing all aspects of our operations to determine what actions are necessary to improve performance. First, however, we plan to sharpen our focus in terms of innovation and go-to-market investments to drive further growth and improve our margins and cash flow. Focusing our investments is expected to free up the resources to invest more in the fastest-growing segments of our core markets. In addition, we are working to put in place the right incentive systems for our salespeople, reinvesting in our channel partners so they are incentivized to share in our SaaS transformation success, and better focusing our sales investments on direct front line sellers.
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
On October 6, 2021, we announced that David J. Henshall stepped down as our Chief Executive Officer and President and as a member of the Board of Directors, and that Robert M. Calderoni, our Chairman, was appointed interim Chief Executive Officer and President. Robert M. Calderoni will continue serving as Chairman of our Board of Directors.
On November 4, 2021, we announced that our Board of Directors declared a $0.37 per share dividend payable December 21, 2021 to all shareholders of record as of the close of business on December 7, 2021. Additionally, on November 4, 2021, we announced that we expect to implement a margin improvement program during the fourth quarter of 2021, which could result in incremental cash and non-cash charges.
Impact of COVID-19 Pandemic
Other than as described above under the subheading “Executive Summary”, the COVID-19 pandemic did not have a significant impact on our results of operations for the three and nine months ended September 30, 2021. However, we continue to monitor our supply chain for disruptions and evaluate steps to avoid future impacts that may arise from delays.
The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, the severity of the disease and outbreak, the impact of new strains of the virus, the effectiveness and availability of existing or new vaccines, future and ongoing actions that may be taken by governmental authorities, including the implementation of vaccine mandates, the impact on the businesses of our customers and partners, and the length of its impact on the global economy, which are uncertain and are difficult to predict at this time. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. The potential effects of any such alterations or modifications could have an impact on our business, including our customers and prospects, or on our financial results.
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
Summary of Results
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, a summary of our results included:
•Total net revenue increased 1.5% to $778.4 million;
•Subscription revenue increased 45.9% to $383.2 million;
•SaaS revenue increased 65.8% to $228.5 million;
•Product and license revenue decreased 70.9% to $25.4 million;
•Support and services revenue decreased 11.4% to $369.9 million;
•Gross margin as a percentage of revenue decreased 2.3% to 81.1%;

•Operating income decreased 34.2% to $84.5 million;
•Diluted net income per share decreased 47.4% to $0.41;
•Deferred and unbilled revenue increased $380.2 million to $2.99 billion;
•Citrix Cloud Paid Subscriber count increased 47.0% from 8.3 million to 12.2 million;
•Total ARR increased 19.9%, or $510.7 million, from $2.57 billion to $3.08 billion;
•Subscription ARR increased 71.1%, or $730.2 million, to $1.76 billion;
•SaaS ARR increased 74.5%, or $469.7 million, to $1.10 billion; and
•SaaS bookings as percentage of subscription bookings increased from 53% to 64%.
Also, operating cash flows decreased $303.0 million to $512.8 million when comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020.
Our Subscription revenue increased primarily due to continued customer cloud adoption of our solutions delivered via the cloud and an increase in on-premise license demand, mostly from our Workspace offerings. Our Product and license revenue decreased primarily due to decreased sales of our perpetual Workspace solutions due to the decision to discontinue the broad availability of new perpetual licenses as of October 1, 2020. The decrease in Support and services revenue was primarily due to decreased sales of maintenance services, primarily across our Workspace perpetual offerings, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition. We currently expect total revenue to decrease when comparing the fiscal year 2021 to the fiscal year 2020. The decrease in gross margin as a percentage of revenue was primarily driven by the end of sale of Workspace perpetual licenses that have historically had a higher gross margin than our Subscription and Application Delivery and Security offerings, as well as the Wrike acquisition. The decrease in operating income was primarily due to a decrease in gross margin and an in increase in operating expenses, primarily due to the Wrike acquisition. The decrease in diluted net income per share was primarily due to lower operating income and higher interest expense, partially offset by a decrease in income taxes. Citrix Cloud Paid Subscriber count increased due to continued adoption of our cloud-based offerings. Total ARR, Subscription ARR and SaaS ARR increased primarily driven by strength in Subscription ARR, partially offset by a decrease in Maintenance ARR, in line with the decline in Support and services reported revenue. The increases in SaaS ARR and SaaS bookings as percentage of subscription bookings demonstrates our focus on transitioning our installed base to the cloud, and also reflects the Wrike acquisition.
2021 Business Combination
On February 26, 2021 (the “Closing Date”), we completed the acquisition of Wrangler Topco, LLC (“Wrangler”), the parent entity of Wrike, a leader in the SaaS collaborative work management space, for approximately $2.07 billion (the “Purchase Consideration”). The Purchase Consideration consists of a base purchase price of $2.25 billion and is subject to certain adjustments as provided for under the related Agreement and Plan of Merger dated January 16, 2021 (the “Merger Agreement”). We expect that the addition of Wrike’s cloud-delivered capabilities will expand our collaborative work management capabilities. Under the Merger Agreement, we acquired all of the issued and outstanding equity securities of Wrangler. Wrike revenue is included in our Workspace product grouping.
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
We incurred $19.4 million of expenses related to the Wrike acquisition, of which $0.3 million and $16.1 million were expensed during the three and nine months ended September 30, 2021, respectively, and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
Revenues:
Subscription	$383,154	$262,604	$1,099,554	$774,290	45.9%	42.0%
Product and license	25,365	87,218	128,283	390,009	(70.9)	(67.1)
Support and services	369,926	417,348	1,138,485	1,262,745	(11.4)	(9.8)
Total net revenues	778,445	767,170	2,366,322	2,427,044	1.5	(2.5)
Cost of net revenues:
Cost of subscription, support and services	112,067	102,755	338,839	282,672	9.1	19.9
Cost of product and license revenues	14,360	16,238	61,235	57,554	(11.6)	6.4
Amortization of product related intangible assets	20,392	8,293	51,520	24,877	145.9	107.1
Total cost of net revenues	146,819	127,286	451,594	365,103	15.3	23.7
Gross profit	631,626	639,884	1,914,728	2,061,941	(1.3)	(7.1)
Operating expenses:
Research and development	145,811	130,628	436,148	406,827	11.6	7.2
Sales, marketing and services	290,240	298,659	890,444	916,801	(2.8)	(2.9)
General and administrative	91,462	81,591	280,046	262,693	12.1	6.6
Amortization of other intangible assets	19,648	701	46,615	2,097	*	*
Total operating expenses	547,161	511,579	1,653,253	1,588,418	7.0	4.1
Income from operations	84,465	128,305	261,475	473,523	(34.2)	(44.8)
Interest income	319	491	912	2,685	(35.0)	(66.0)
Interest expense	(22,809)	(16,639)	(70,074)	(48,326)	37.1	45.0
Other (expense) income, net	(2,050)	3,841	17,481	7,850	(153.4)	122.7
Income before income taxes	59,925	115,998	209,794	435,732	(48.3)	(51.9)
Income tax expense	8,138	17,771	5,193	43,377	(54.2)	(88.0)
Net income	$51,787	$98,227	$204,601	$392,355	(47.3)%	(47.9)%
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
Product and license revenue represents fees related to the perpetual licensing of our solutions, primarily our App Delivery and Security products, which are recognized at a point in time. In October 2020, we discontinued broad availability of perpetual licenses for Citrix Workspace.
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

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(in thousands)
Subscription	$383,154	$262,604	$1,099,554	$774,290	$120,550	$325,264
Product and license	25,365	87,218	128,283	390,009	(61,853)	(261,726)
Support and services	369,926	417,348	1,138,485	1,262,745	(47,422)	(124,260)
Total net revenues	$778,445	$767,170	$2,366,322	$2,427,044	$11,275	$(60,722)

Subscription
Subscription revenue increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to continued customer adoption of our solutions delivered via the cloud of $90.7 million, primarily from our Workspace offerings, which includes the Wrike acquisition. There was also an increase in on-premise subscription license revenue of $29.9 million, primarily from our Workspace offerings.

Subscription revenue increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to continued customer adoption of our solutions delivered via the cloud of $218.2 million, primarily from our Workspace offerings, which include the Wrike acquisition. There was also an increase in on-premise subscription license revenue of $107.1 million, comprised of increases in revenue from our Workspace offerings of $62.1 million, and our App Delivery and Security offerings of $45.0 million.
We currently expect our Subscription revenue to increase when comparing the fiscal year 2021 to the fiscal year 2020 due to our continued transition to a subscription-based business model, as well as the Wrike acquisition.
Product and license
Product and license revenue decreased when comparing the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020 primarily from a decrease in sales of our perpetual Workspace solutions due to the decision to discontinue offering new perpetual licenses as of October 1, 2020.
We currently expect our Product and license revenue to decrease when comparing the fiscal year 2021 to the fiscal year 2020 as customers continue to shift to our subscription offerings and away from our App Delivery and Security hardware products, as well as our decision to discontinue the broad availability of new perpetual licenses for Citrix Workspace beginning on October 1, 2020.
Support and services
Support and services revenue decreased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a decrease in sales of maintenance services across our Workspace perpetual offerings, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition.
Support and services revenue decreased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a decrease in sales of maintenance services across our Workspace perpetual offerings of $86.1 million and App Delivery and Security perpetual offerings of $29.8 million, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition.
We currently expect Support and services revenue to decrease when comparing the fiscal year 2021 to the fiscal year 2020 as customers continue to shift to our subscription offerings.
Deferred Revenue, Unbilled Revenue and Backlog
Deferred revenue is primarily comprised of Support and services revenue from maintenance fees, which include software and hardware maintenance, technical support related to our perpetual offerings and services revenue related to our consulting contracts. Deferred revenue also includes Subscription revenue from our cloud-based subscription offerings and our on-premise subscription offerings.
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
The following table presents the amounts of deferred and unbilled revenue (in thousands):

	September 30, 2021	December 31, 2020	September 30, 2021 compared to December 31, 2020
Deferred revenue	$1,778,448	$1,902,576	$(124,128)
Unbilled revenue	1,210,134	1,036,072	174,062
Deferred revenues decreased $124.1 million as of September 30, 2021 compared to December 31, 2020 primarily due to a decrease in deferred maintenance and support revenue of $316.1 million, mostly from Workspace perpetual software maintenance, partially offset by an increase from deferred subscription revenue of $193.8 million, which includes the Wrike acquisition. Unbilled revenue as of September 30, 2021 increased $174.1 million from December 31, 2020 primarily due to increased customer adoption of multi-year cloud-based subscription agreements.
While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. Backlog includes the aggregate amounts we expect to recognize as point-in-time revenue in the following quarter associated with contractually committed amounts for on-premise subscription software licenses, as well as confirmed product license orders that have not shipped and are wholly unfulfilled. As of September 30, 2021, the amount of backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for 49.7% and 51.0% of our net revenues for the three months ended September 30, 2021 and 2020, respectively. The decrease in our international revenues as a percentage of our net revenues for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to a decrease in the EMEA region as it shifts away from perpetual licenses and related support offerings toward subscription offerings.
International revenues (sales outside the United States) accounted for 49.4% and 50.2% of our net revenues for the nine months ended September 30, 2021 and 2020, respectively. The change in our international revenues as a percentage of our net revenues when comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020 was not significant. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Cost of Net Revenues

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(In thousands)
Cost of subscription, support and services revenues	$112,067	$102,755	$338,839	$282,672	$9,312	$56,167
Cost of product and license revenues	14,360	16,238	61,235	57,554	(1,878)	3,681
Amortization of product related intangible assets	20,392	8,293	51,520	24,877	12,099	26,643
Total cost of net revenues	$146,819	$127,286	$451,594	$365,103	$19,533	$86,491
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
Cost of subscription, support and services revenues increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to higher costs of providing our subscription offerings, mainly from the Wrike acquisition.
Cost of subscription, support and services revenues increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to higher costs of providing our subscription offerings, which were mostly cloud capacity costs and costs related to the Wrike acquisition, as well as hardware costs related to our on-premise subscriptions offerings. We currently expect cost of subscription, support and services revenues to increase when comparing the fiscal year 2021 to the fiscal year 2020, consistent with the expected increases in Subscription revenue as discussed above.
The decrease in Cost of product and license revenues for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was not significant. The increase in Cost of product and license revenues during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to our App Delivery and Security perpetual products, which contain hardware components that have a higher cost than our software products. We currently expect cost of product and license revenues to increase slightly when comparing the fiscal year 2021 to the fiscal year 2020.

Amortization of product related intangible assets increased for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to acquired intangible assets in connection with the Wrike acquisition. We currently expect amortization of product related intangible assets to increase when comparing the fiscal year 2021 to the fiscal year 2020, due to product related intangible assets acquired in connection with the Wrike acquisition.
Gross Margin
Gross margin as a percentage of revenue was 81.1% for the three months ended September 30, 2021, and 83.4% for the three months ended September 30, 2020, respectively, and 80.9% for the nine months ended September 30, 2021 and 85.0% for the nine months ended September 30, 2020, respectively. The change in gross margin as a percentage of revenue was primarily driven by the end of sale of Workspace perpetual licenses as of October 1, 2020 that have historically had a higher gross margin than our Subscription and Application Delivery and Security offerings, as well as the Wrike acquisition.
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
Research and Development Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(In thousands)
Research and development	$145,811	$130,628	$436,148	$406,827	$15,183	$29,321
Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to increases in compensation and other employee-related costs of $8.6 million as a result of higher headcount, in part due to the Wrike acquisition, as well as increases in cloud capacity costs of $2.4 million and stock-based compensation of $1.4 million.
Research and development expenses increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to compensation and other employee-related costs of $17.2 million as a result of higher headcount, in part due to the Wrike acquisition, as well as an increase in stock-based compensation of $5.7 million.
Sales, Marketing and Services Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(In thousands)
Sales, marketing and services	$290,240	$298,659	$890,444	$916,801	$(8,419)	$(26,357)
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

Sales, marketing and services expenses decreased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a decrease in variable compensation expense of $19.0 million, as the comparative period included higher amounts driven by ongoing business continuity sales, partially offset by increases in compensation and other employee-related costs of $9.4 million, primarily due to higher headcount from the Wrike acquisition.
Sales, marketing and services expenses decreased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a decrease in variable compensation of $52.8 million, as the comparative period included higher amounts driven by demand of limited-use licenses, partially offset by increases in marketing programs of $9.4 million, related to higher demand generation costs, compensation and other employee-related costs of $9.0 million and professional services of $7.5 million.
General and Administrative Expenses

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(In thousands)
General and administrative	$91,462	$81,591	$280,046	$262,693	$9,871	$17,353
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to increases in professional fees of $5.6 million and credit loss expenses of $4.2 million. General and administrative expenses increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to increases in professional fees of $23.8 million, mainly for Wrike acquisition-related costs, stock-based compensation of $6.2 million and compensation and other employee-related costs of $6.0 million. These increases were partially offset by decreases in credit loss expense of $9.7 million and impairment of right-of-use assets of $7.6 million.
Amortization of Other Intangible Assets

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(In thousands)
Amortization of other intangible assets	$19,648	$701	$46,615	$2,097	$18,947	$44,518
Amortization of other intangible assets consists of amortization of customer relationships, trade names, backlog and covenants not to compete.
Amortization of other intangible assets increased for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to acquired intangible assets in connection with the Wrike acquisition.
2021 Operating Expense Outlook
When comparing the fiscal year 2021 to the fiscal year 2020, we currently expect Operating expenses to increase primarily due to the Wrike acquisition. Additionally, on November 4, 2021, we announced that we expect to implement a margin improvement program during the fourth quarter of 2021, which could result in incremental cash and non-cash charges.
Interest Expense

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(In thousands)
Interest expense	$(22,809)	$(16,639)	$(70,074)	$(48,326)	$(6,170)	$(21,748)
Interest expense primarily consists of interest paid on our 2026 Notes, 2027 Notes and 2030 Notes, 2021 Term Loan Credit Agreement, Term Loan Credit Agreement and our credit facility. Interest expense increased for the three months ended

September 30, 2021 compared to the three months ended September 30, 2020 primarily due to the 2026 Notes and 2021 Term Loan Credit Agreement. Interest expense increased for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to the 2026 Notes and 2021 Term Loan Credit Agreement of $16.3 million and financing costs related to the Wrike acquisition of $5.4 million. When comparing the fiscal year 2021 to the fiscal year 2020, we currently expect interest expense to increase primarily due to debt incurred to partially fund the Wrike acquisition. See Note 11 to our condensed consolidated financial statements for additional details regarding our debt.
Other (expense) income, net

	Three Months Ended		Nine Months Ended		Three Months Ended September 30,	Nine Months Ended September 30,
	September 30,		September 30,
	2021	2020	2021	2020	2021 vs. 2020	2021 vs. 2020
	(In thousands)
Other (expense) income, net	$(2,050)	$3,841	$17,481	$7,850	$(5,891)	$9,631
Other (expense) income, net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions and non-designated hedges, sublease income, realized losses related to changes in the fair value of our investments that have a decline in fair value and recognized gains (losses) related to our investments.
The change in Other (expense) income, net during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is primarily attributable to losses from the remeasurement of foreign currency transactions. The change in Other (expense) income, net during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is primarily due to recognized gains on our strategic investments of $14.7 million, partially offset by losses from remeasurement of foreign currency transactions of $6.2 million.
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
Our effective tax rate was 13.6% and 15.3% for the three months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate when comparing the three months ended September 30, 2021 to the three months ended September 30, 2020, was primarily due to tax benefits arising from combining the Wrike business with Citrix and the relative impact to the tax rate of tax benefits unique to the period ended September 30, 2021, such as stock based compensation deductions.
Our effective tax rate was 2.5% and 10.0% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate when comparing the nine months ended September 30, 2021 to the nine months ended September 30, 2020, was primarily due to tax benefits arising from combining the Wrike business with Citrix and the relative impact to the tax rate of tax benefits unique to the period ended September 30, 2021, such as stock based compensation deductions.
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

Liquidity and Capital Resources
During the nine months ended September 30, 2021, we generated operating cash flows of $512.8 million. These operating cash flows related primarily to net income of $204.6 million, adjusted for, among other things, non-cash charges, including stock-based compensation expense of $249.6 million, depreciation and amortization expenses of $238.8 million and a change in operating assets and liabilities, net of acquisitions of $179.5 million. The change in our operating assets and liabilities, net of acquisitions was primarily the result of outflows from accrued expenses and other current liabilities of $191.5 million, mostly from decreases in employee-related accruals of $95.6 million and other accruals of $50.3 million, primarily Wrike acquisition-related costs. Also contributing to the change in operating assets and liabilities, net of acquisitions were outflows from deferred revenue of $157.4 million, other assets of $79.7 million primarily due to an increase in capitalized commissions, and income taxes, net of $63.9 million, primarily due to an increase in prepaid taxes of $43.9 million and an increase in income taxes payable of $11.4 million. These outflows were partially offset by an inflow from accounts receivable of $340.0 million, primarily due to collections from prior period sales. Our investing activities used $1.98 billion of cash consisting primarily of cash paid for the Wrike acquisition, net of cash acquired of $2.02 billion and cash paid for the purchase of property and equipment of $63.6 million, partially offset by net proceeds from investments of $110.1 million. Our financing activities provided cash of $1.15 billion, primarily net proceeds from the 2021 Term Loan of $997.9 million and 2026 Notes of $741.4 million, partially offset by repayment of Wrike acquired debt of $190.0 million, repayment on the Term Loan Credit Agreement of $150.0 million, cash dividends on our common stock of $137.6 million and cash paid for tax withholding on vested stock awards of $105.1 million.
During the nine months ended September 30, 2020, we generated operating cash flows of $815.8 million. These operating cash flows related primarily to net income of $392.4 million, adjusted for, among other things, non-cash charges, including stock-based compensation expense of $228.9 million, depreciation and amortization expenses of $157.0 million and a change in operating assets and liabilities, net of acquisitions of $62.7 million. The change in our operating assets and liabilities, net of acquisitions was mostly the result of an inflow from accounts receivable of $150.3 million, primarily due to an increase in collections from prior period sales and an inflow from accrued expenses and other current liabilities of $73.7 million, primarily due to an increase in employee-related accruals. These inflows were partially offset by an outflow in deferred revenue of $103.5 million and an outflow in other assets of $67.1 million, primarily due to an increase in capitalized commissions from higher subscription sales. Our investing activities used $345.8 million of cash consisting primarily of net purchases of investments of $309.4 million and cash paid for the purchase of property and equipment of $30.8 million. Our financing activities used cash of $446.9 million primarily for stock repurchases of $1.20 billion, cash dividends on our common stock of $129.1 million and cash paid for tax withholding on vested stock awards of $104.8 million. These outflows are partially offset by net proceeds from our 2030 Notes of $738.1 million and net borrowings from our Term Loan Credit Agreement of $248.8 million.
Term Loan Credit Agreements
On February 5, 2021, we entered into the 2021 Term Loan Credit Agreement, consisting of a $1.00 billion 2021 Term Loan. We borrowed $1.00 billion on February 26, 2021 under the 2021 Term Loan, and the loan matures on February 25, 2024. The proceeds under the 2021 Term Loan were used to finance a portion of the purchase price for the Wrike acquisition.
On January 21, 2020, we entered into a $1.00 billion Term Loan Credit Agreement, consisting of a $500.0 million 364-day Term Loan facility (the “364-day Term Loan”), and a $500.0 million 3-year Term Loan facility (the “3-year Term Loan”). During the nine months ended September 30, 2020, we used borrowings from the Term Loan Credit Agreement to enter into an aggregate $1.00 billion accelerated share repurchase program. During the nine months ended September 30, 2021, we repaid $150.0 million under the 3-year Term Loan. As of September 30, 2021, $100.0 million was outstanding under the 3-year Term Loan.
Senior Notes
On February 18, 2021, we issued $750.0 million of unsecured senior notes due March 1, 2026 (the “2026 Notes”). The 2026 Notes accrue interest at a rate of 1.250% per annum, which is due semi-annually on March 1 and September 1 of each year beginning on September 1, 2021. The net proceeds from this offering were $741.4 million. During the nine months ended September 30, 2021, we used the net proceeds from the 2026 Notes to fund a portion of the purchase price for the Wrike acquisition.
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
Credit Facility
On November 26, 2019, we entered into a $250.0 million five-year unsecured revolving credit facility under an amended and restated credit agreement (the "Credit Agreement"). We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. As of September 30, 2021, no amounts were outstanding under the credit facility.
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
Historically, significant portions of our cash inflows were generated by our operations, a trend which we currently expect to continue for the remainder of 2021. We expect our operating cash flows to be lower in fiscal year 2021 as compared to fiscal year 2020. Our operating cash flows could also be impacted due to incremental cash outlays related to the margin improvement program expected to be implemented in the fourth quarter of 2021. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements and service our debt obligations for the next 12 months. For additional information, see section titled Impact of COVID-19 Pandemic above. We continue to search for suitable acquisition candidates and could acquire or make investments in companies we believe are related to our strategic objectives. We could from time to time continue to seek to raise additional funds through the issuance of debt or equity securities for larger acquisitions and for general corporate purposes.
Cash, Cash Equivalents and Investments

	September 30, 2021	December 31, 2020	2021 Compared to 2020
	(In thousands)
Cash, cash equivalents and investments	$463,993	$891,373	$(427,380)
The decrease in Cash, cash equivalents and investments when comparing September 30, 2021 to December 31, 2020, is primarily due to cash paid for the Wrike acquisition, net of cash acquired of $2.02 billion, repayment of Wrike acquired debt of $190.0 million, repayment on the Term Loan Credit Agreement of $150.0 million, cash dividends on our common stock of $137.6 million and cash paid for tax withholding on vested stock awards of $105.1 million, partially offset by cash received from debt offerings of $1.74 billion and cash provided by operating activities of $512.8 million.
As of September 30, 2021, $240.8 million of the $464.0 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. The cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Stock Repurchase Programs
Our Board of Directors authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At September 30, 2021, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock.

During the three and nine months ended September 30, 2021, we did not have any open market purchases under the stock repurchase program.
Shares for Tax Withholding
During the three and nine months ended September 30, 2021, we withheld 32,312 and 761,496 shares, respectively, from equity awards that vested, totaling $3.4 million and $105.1 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets and the related cash outlays do not reduce our total stock repurchase authority.
Contractual Obligations
With the exception of the $1.00 billion 2021 Term Loan drawn on February 26, 2021 and the $750.0 million 2026 Notes issued on February 18, 2021, as discussed above under the subheading “Liquidity and Capital Resources”, and the purchase commitment entered into in May 2021 discussed below, there have been no material changes, outside the ordinary course of business, to our contractual obligations since December 31, 2020. For further information, see “Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Other Purchase Commitments
In May 2020, we entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, we are committed to a purchase of $1.00 billion throughout the term of the agreement. As of September 30, 2021, we had $879.0 million of remaining obligations under the purchase agreement.
In May 2021, we entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through May 2024. Under the amended agreement, we are committed to purchase services under this agreement totaling $100.0 million over the term, with commitments of $32.0 million in fiscal 2021, $24.0 million in fiscal year 2022, $24.0 million in fiscal year 2023 and $20.0 million at any time over the three-year term. As of September 30, 2021, we had $64.2 million of remaining obligations under the purchase agreement.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended September 30, 2021 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 30, 2021, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended September 30, 2021, except for the acquisition of Wrike described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On February 26, 2021, we completed the acquisition of Wrike. We are currently integrating Wrike into our operations and internal control processes and, pursuant to the Securities and Exchange Commission's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at September 30, 2021 does not include Wrike.

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 15, "Commitments and Contingencies-Legal Matters", to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
Effective succession planning is also important to our long-term success. We have experienced significant changes in our senior management team over the past several years, including the appointments of Mark Schmitz as our Executive Vice President and Chief Operating Officer in 2019, Arlen R. Shenkman as our Executive Vice President and Chief Financial Officer in 2019, Sridhar Mullapudi as our Executive Vice President, Product Management in 2020, Hector Lima as our Executive Vice President, Customer Experience in 2020, and Woong Joseph Kim as our Executive Vice President and Chief Technology Officer in 2020, as well as the retirements of Mark Ferrer as Chief Revenue Officer in 2021 and Jeroen Van Rotterdam as Executive Vice President of Engineering in 2021. Most recently, on October 6, 2021, David J. Henshall stepped down as President and Chief Executive Officer and our Board appointed Robert M. Calderoni, our Chairman of the Board, as Interim Chief Executive Officer and President.
Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations.
We expect to announce a margin improvement program in the fourth quarter of 2021, which we cannot guarantee will achieve its intended result.
We expect to announce a margin improvement program and related charges in the fourth quarter of 2021. We cannot guarantee that our margin improvement program will be implemented as expected, or will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability expectations. Risks associated with this expected margin improvement program also include additional unexpected costs, negative impacts on our cash flows from operations and liquidity, employee attrition and adverse effects on employee morale and our potential failure to meet operational and growth targets due to the loss of employees, any of which may impair our ability to achieve anticipated results from operations or otherwise harm our business.

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
Our failure to successfully integrate Wrike, or realize the expected benefits of the acquisition, due to these or other factors could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to accelerate our strategy and cloud transition, enhance our growth or accelerate Wrike’s growth expectations, provide complementary solutions that are purchased by our or Wrike’s customers, reach new users and expand our customer base, compete effectively in Wrike’s markets, or realize other expected benefits of the merger if we are unable to successfully integrate and operate Wrike. Specifically, we have and may continue to experience slower than expected post-acquisition bookings synergy, as well as higher levels of attrition, which has negatively impacted and may continue to negatively impact, Wrike ARR growth and overall business performance.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors has authorized an ongoing stock repurchase program, of which $1.00 billion was approved in January 2020. We may use the approved dollar authority to repurchase stock at any time until the approved amount is exhausted. The objective of the stock repurchase program is to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At September 30, 2021, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased are recorded as treasury stock. We are authorized to make purchases of our common stock using general corporate funds through open market purchases, pursuant to a Rule 10b5-1 plan or in privately negotiated transactions.
The following table shows the monthly activity related to stock repurchases for the quarter ended September 30, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands) (2)
July 1, 2021 through July 31, 2021	14,764	$110.36	—	$625,561
August 1, 2021 through August 31, 2021	10,167	$101.96	—	$625,561
September 1, 2021 through September 30, 2021	7,381	$102.73	—	$625,561
Total	32,312	$105.98	—	$625,561
(1)The total number of shares purchased are shares withheld from restricted stock units that vested in the third quarter of 2021 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
None.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of November, 2021.

CITRIX SYSTEMS, INC.

By:	/s/ ARLEN R. SHENKMAN
Arlen R. Shenkman
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)