Form 10-K
period 2021-12-31
CITRIX SYSTEMS INC
filed 2022-02-16
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock as of the last business day of the registrant’s most recently completed second fiscal quarter (based on the last reported sale price on The Nasdaq Global Select Market as of such date) was $14,547,658,160. As of February 7, 2022, there were 125,548,909 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s definitive proxy statement with respect to any 2022 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CITRIX SYSTEMS, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Annual Report on Form 10-K for the year ended December 31, 2021, and in the documents incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2021, that are not historical facts, including, but not limited to, statements concerning our pending acquisition by affiliates of Vista Equity Partners and Evergreen Coast Capital Corp., our strategy and operational and growth initiatives, our expansion of cloud-based solutions (as opposed to traditional on-premise delivery of our products) and our efforts to transition our customers from on-premise to the cloud, including the pace of the transition, our transition to a subscription-based business model, changes in our product and service offerings and features, financial information and results of operations for future periods, revenue trends, the impacts of the novel coronavirus (COVID-19) pandemic and related market and economic conditions on our business, results of operations and financial condition, expectations regarding remote work, customer demand, seasonal factors or ordering patterns, stock-based compensation, international operations, investment transactions and valuations of investments and derivative instruments, restructuring charges, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax estimates and other tax matters, liquidity, our debt, changes in accounting rules or guidance, acquisitions (including our acquisition of Wrike, Inc.), litigation matters, and the security of our network, products and services, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Readers are directed to the risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Such factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K for the year ended December 31, 2021, in the documents incorporated by reference into this Annual Report on Form 10-K or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

References in this Annual Report on Form 10-K to “Citrix,” the “Company”, “we,” “our” or “us” refer to Citrix Systems, Inc., including as the context requires, its direct and indirect subsidiaries.
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
Risks Related to the Pending Acquisition by Affiliates of Vista Equity Partners and Evergreen Coast Capital Corp.
•The pendency of the acquisition of our company by affiliates of Vista Equity Partners and Evergreen Coast Capital Corp. or our failure to complete such transaction could have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.
•During the pendency of the transaction, we are subject to restrictions on our business activities.
Risks Related to our Business and Industry
•The expansion of cloud-based solutions (as opposed to traditional on-premise delivery of our products) and our efforts to transition our customers from on-premise to the cloud, including the pace of the transition, has and will introduce a number of risks and uncertainties unique to such a shift in delivery.
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
•Our business could be adversely impacted by conditions affecting the information technology market in which we operate, including the adverse effects of the COVID-19 pandemic, increased regulation of privacy and data security and adverse changes in global economic conditions.
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
•We cannot guarantee that our previously-announced restructuring program will achieve its intended result.
•If our customers choose on-premise subscription licenses with short-term durations, our operating results may be adversely affected.
Risks Related to Acquisitions, Strategic Relationships and Divestitures
•Acquisitions and divestitures, including our 2021 acquisition of Wrike, present many risks, and we may not realize the financial and strategic goals we anticipate.
•If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings.
•Our inability to maintain or develop our strategic and technology relationships could adversely affect our business.
Risks Related to Intellectual Property and Brand Recognition
•Our efforts to protect our intellectual property may not be successful, and our business depends on maintaining and protecting the strength of our collection of brands.
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

PART I
ITEM 1. BUSINESS
Business Overview
What We Do
Citrix is an enterprise software company focused on helping organizations deliver a consistent and secure work experience no matter where work needs to get done — in the office, at home, or in the field. We do this by delivering a digital workspace solution that provides unified, reliable and secure access to all work resources (apps, content, etc.) and simplifies work execution and collaboration across every work channel, device, and location. Our Workspace solutions are complemented by our general work solutions, such as content collaboration and collaborative work management solutions, and our App Delivery and Security solutions, which deliver the applications and data employees need across any network with security, reliability and speed.
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
As a result, we believe organizations are accelerating their cloud and IT modernization plans to better position themselves to address these new challenges and embrace the opportunity that may arise from empowering secure, distributed, and more productive work for their teams. To do this, organizations may rely on Citrix solutions for business agility, employee productivity, security and compliance, as well as cost and efficiency. Citrix solutions are focused on employee empowerment and are designed to provide end-users with the simplicity of a common user experience while ensuring information technology, or IT, administrators are able to deliver applications and data with the security and controls necessary to protect the enterprise and its customers.
Our Business Transformation
Citrix's business continues to evolve in the following ways:
•Perpetual to Subscription: Our business model has shifted away from selling perpetual licenses towards subscription, or recurring contracts in the form of SaaS, on-premise term, and consumption-based agreements; and
•On-Premise to Cloud: As the share of applications and data continues to move rapidly from on-premise data centers to the cloud, our product development and engineering resources have increasingly focused on delivering cloud-based solutions.
Citrix was incorporated in Delaware on April 17, 1989.
Agreement and Plan of Merger
On January 31, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Picard Parent, Inc., or Parent, Picard Merger Sub, Inc., a wholly owned subsidiary of Parent, or Merger Sub, and, for certain limited purposes detailed in the Merger Agreement, TIBCO Software, Inc., or TIBCO, pursuant to which Merger Sub will merge with and into Citrix, with Citrix as the surviving corporation (we refer to this transaction as the Merger). Parent and Merger Sub were formed by TIBCO, an indirect subsidiary of an affiliate of Vista Equity Partners, or Vista, a leading global investment firm focused exclusively on enterprise software, data and technology-enabled businesses. Vista is partnering with Evergreen Coast Capital Corp., an affiliate of Elliott Investment Management L.P. that focuses on making investments exclusively in technology and technology-enabled services businesses, to acquire Citrix in an all-cash transaction valued at approximately $16.5 billion, including the assumption of Citrix debt. Under the terms of the Merger Agreement, upon the closing of the Merger, our stockholders will receive $104.00 in cash per share. The Merger is expected to close mid-year 2022, subject to customary closing conditions, including approval of the Merger Agreement by our stockholders and receipt of regulatory approvals. Upon completion of the Merger, our shares of common stock will no longer trade on the Nasdaq, and Citrix will become a private company.

Solutions and Services
We offer digital workspace solutions and services that enable companies to deliver hybrid work by providing consistent, secure and reliable access to the systems and information employees need to do their best work, no matter where work needs to get done — in the office, at home, or in the field. Our offerings empower organizations to accelerate business performance by harnessing technology to enhance employee engagement, boost productivity, and drive innovation.
Workspace
The Citrix Workspace platform supports today’s remote and hybrid work environment with a broad range of features and functionalities that tie together the myriad of applications that reside within enterprises. Citrix Workspace provides secure access to employees, helps minimize distractions and improve focus, enabling them to do their best work, elevating employee productivity and employee engagement, and improving an enterprise’s security profile. Citrix Workspace delivers a unified, secure and intelligent workspace with single sign-on access to all the applications and content employees use in one unified platform. Citrix Workspace enables IT administrators to proactively manage security threats in complex, distributed, hybrid, multi-cloud and multi-device environments, and it empowers IT administrators to deliver applications to end users more securely than operating them natively. Intelligent analytics and user behavior insights are derived to enable enhanced security, management, orchestration, and automation of workspaces and application delivery.
Citrix Workspace comes with ready integrations with widely-used business applications, including Salesforce, Workday, SAP Ariba and SAP Concur, ServiceNow, Microsoft Outlook and Google Workspace (formerly G Suite) and is compatible with identity and access management providers, including Okta, Ping, Radius, and GoogleID. Citrix Workspace can be delivered in public cloud infrastructure, on-premise, running in a customers’ datacenter, or in hybrid deployment models. Pricing for the Citrix Workspace platform is tiered based on the level of functionalities provided.
Capabilities offered as part of the platform include:
•Citrix Workspace - delivers an intelligent experience that customizes and streamlines user workflows by enabling organizations to organize, guide and automate work, tasks and functions, and allows end users to perform actions across various applications directly within the Citrix Workspace.
•Citrix Virtual Apps and Desktops - gives employees the freedom to work anywhere on any device while cutting IT costs and securely delivering Windows, Linux, Web and SaaS apps, and full virtual desktops. Services are available as a turnkey desktop-as-a-service solution running on a range of public cloud platforms including Microsoft Azure and Google Cloud Platform (“GCP”) to a host of other deployment options, including hybrid, or on-premise.
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
•Collaborative Work Management - removes workplace complexities by providing a single source of truth for people, teams, and organizations to collaborate and perform at their best. It is an intelligent and versatile work management platform that can be easily configured for any use case to put teams in control of their digital workflows, enabling them to focus on the most important work, maximize potential, and accelerate business growth.

App Delivery and Security

Our App Delivery and Security products, which primarily includes Citrix ADC, optimize the performance of application delivery and experience. They enable organizations to deliver applications with security, reliability, and better user experience. Our App Delivery and Security products can be consumed via perpetual license or under pooled licensing agreements that give customers flexibility to consume in either a hardware form factor or as software, over the term of the agreement. We offer on-premise, in-cloud and SaaS deployment options.
Customer Success
We offer support and services to help our customers and business partners get more value, achieve their business outcomes, minimize risk, and keep their solutions running at peak performance which include:
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
Technology Relationships
We have a number of technology relationships in place to accelerate the delivery of secure hybrid work. These relationships include cross-licensing, original equipment manufacturer (OEM), resell, joint reference architectures, and other arrangements that result in integrated solutions that enable our customers to accelerate their IT modernization, enable secure distributed work and boost worker productivity and engagement.
Microsoft
For over 30 years, Citrix and Microsoft have maintained a strategic partnership spanning product development, go-to-market initiatives and partner development, enabling our mutual customers’ secure, high-performance delivery of applications, desktops and data to their employees. Together, Citrix and Microsoft offer solutions and services that aid and accelerate the transition from on-premise IT infrastructure and practices to emerging hybrid-cloud and multi-cloud delivery models.
Together, Citrix and Microsoft enable a consistent and optimal flexible work experience. These joint solutions enable customers to simplify and speed their transition to the cloud and are sold through direct sales teams, the Azure Marketplace and a robust community of channel partners.

Google
Citrix and Google Cloud have been strategic partners for over a decade. We offer end-to-end user experience solutions for Citrix Workspace with GCP, Chrome Enterprise, and Google Workspace, as well as complementary App Delivery and Security. These solutions enable companies to deliver unified access to all of the apps employees need and prefer to use on Google devices and operating systems.
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
Citrix Ready Partner Program
We also provide an easy way for our customers to locate compatible solutions and our channel partners to evaluate and deploy joint offerings through our Citrix Ready program. The Citrix Ready Partner Program is a technology partner program that helps software and hardware vendors of all types develop and integrate their products with Citrix technology. It includes partners like Amazon Web Services (“AWS”), Cisco, Google, and Microsoft and hundreds of other technology companies. Hybrid work has opened a whole new set of security concerns that companies must address. To help them do it, we expanded the Citrix Ready Workspace Security Program to include Zero Trust solutions from trusted and verified partners. This expansion allows companies to simplify the selection of vendors and leverage their existing investments to design a modern security framework that delivers Zero Trust outcomes.
Research and Development
Our research and development efforts focus on developing new functionalities across our solutions, while continuing to invest in purposeful improvements to our core technologies. We solicit extensive feedback concerning product development from customers and through our channel distributors and partners, as well as our alliance partners. We believe that our global software development teams and our core technologies represent a significant competitive advantage for us. As of December 31, 2021, we held a worldwide portfolio of approximately 4,000 patents and had approximately 2,300 additional patent applications pending. We incurred research and development expenses of $581.6 million in 2021, $538.1 million in 2020 and $518.9 million in 2019.
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
We are present in three key cloud marketplaces, AWS, Azure and Google, that enable customers to easily deploy licenses acquired through multiple channels, quickly acquire new services and software, and expand as their needs grow. We provide both public and private options to drive customer and partner success.
Engagement with SIs and ISVs continues to be a substantial part of our strategic roadmap within large enterprise and government markets. Our integrator partnerships include organizations such as DXC, Fujitsu, IBM, Wipro and others, who all deliver consultancy or global offerings powered by Citrix solutions. The ISV program maintains a strong representation across targeted industry verticals including healthcare, financial services and telecommunications. Members in the ISV program include Allscripts, Cerner Corporation and Epic Systems Corporation. For all of our channels, we regularly take actions to improve the effectiveness of our partner programs and further strengthen our channel relationships through management of non-performing partners, recruitment of partners with expertise in selling into new markets and forming additional strategic global and national partnerships.
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
In fiscal year 2021, 2020 and 2019, one distributor accounted for 17%, 17% and 15% respectively, of our total net revenues. The Company's arrangements with the distributor consist of several non-exclusive, independently negotiated agreements with its respective subsidiaries, each of which covers different countries or regions. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 for information regarding our revenue recognition policy.
International revenues (sales outside the United States) accounted for 49.7% of our net revenues for the year ended December 31, 2021, 50.5% of our net revenues for the year ended December 31, 2020, and 48.2% of our net revenues for the year ended December 31, 2019. For detailed information on our international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.
Segment Revenue
We operate under one reportable segment. For additional information, see Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.
Operations
For our cloud-based solutions, we primarily use Microsoft Azure, AWS and GCP, as well as other infrastructure-as-a-service providers in combination with co-located hosting facilities. For our App Delivery and Security products, we use independent contractors to provide a redundant source of manufacture and assembly capabilities. Independent contractors provide us with the flexibility needed to meet our product quality and delivery requirements. We have manufacturing relationships that we enter into in the ordinary course of business, primarily with Flextronics, under which we have subcontracted the majority of our hardware manufacturing activity, generally on a purchase order basis. These third-party contract manufacturers also provide final test, warehousing and shipping services. This subcontracting activity extends from prototypes to full production and includes activities such as material procurement, final assembly, test, control, shipment to our customers and repairs. Together with our contract manufacturers, we design, specify and monitor the tests that are required to meet internal and external quality standards. Our contract manufacturers produce our products based on forecasted demand for our solutions. Each of the contract manufacturers procures components necessary to assemble the products in our forecast and test the products according to our specifications. We dual-source our components; however, in some instances, those sources may be located in the same geographic area. Accordingly, if a natural disaster occurs in one of those areas, we may need to seek additional sources. Products are then shipped to our distributors, VARs or end-users. If the products go unsold for specified periods of time, we may incur carrying charges or obsolete material charges for products ordered to meet our forecast or customer orders. In 2021, we did not experience any material difficulties or significant delays in the manufacture and assembly of our products.
While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. Backlog includes the aggregate amounts we expect to recognize as point-in-time revenue in the following quarter associated with contractually committed amounts for on-premise subscription software licenses, as well as confirmed product license orders that have not shipped and are wholly unfulfilled. As of December 31, 2021 and 2020, the amount of backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
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
Competition
We sell our solutions in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. As the markets for our solutions and services continue to develop in response to the pandemic, additional companies, including those with significant market presence in the computer appliances, software, cloud services and App Delivery and Security industries, have entered the markets in which we compete and further intensified competition, and will continue to do so. As a result, we believe price competition could become a more significant competitive factor in the future, and we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition. See our “Technology Relationships” discussion above and “Risk Factors” below.
Workspace
Our primary competitors for various components of and services delivered through our Workspace offering include VMware, Okta, Box, Dropbox, Amazon Web Services, or AWS, Nutanix, Ivanti, Asana, Atlassian, Monday.com, Adobe, Smartsheet, Google Cloud and Microsoft. We believe Citrix Workspace and our services, including Citrix Virtual Apps and Desktops, alongside our work solutions which include Collaborative Work Management and Citrix Content Collaboration, are differentiated by the completeness of the offerings, and the advanced technology and integrated end-user experience, as compared to competitive offerings by others. Compared to its competitors, we believe the Citrix digital work platform is differentiated by its ability to handle even the most complex workflows in a secure, integrated, intelligent and scalable way for any individual, team, department, or organization.
App Delivery and Security
Our hardware products compete in traditional data-center-deployed application environments against other established competitors, including F5 Networks, Radware, A10 Networks and Cisco. In addition, for cloud-integrated and software-centric use cases, large cloud providers, such as AWS and Microsoft Azure, provide customers with competitive application delivery controller solutions built into their public cloud platforms. We continue to expand our open source integrations with leading companies to enhance feature capability and invest in go-to-market resources to market our application delivery solutions to our existing customer base and new potential customers.
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
We have been awarded numerous domestic and foreign patents and have numerous pending patent applications in the United States and foreign countries. Certain of our technology is also protected under copyright laws. Additionally, we rely on trade secret protection and confidentiality and proprietary information agreements to protect our proprietary technology. We have established proprietary trademark rights in markets across the globe, and own hundreds of U.S. and foreign trademark registrations and pending registration applications for marks comprised of or incorporating the Citrix name. See our “Research and Development” discussion above and “Risk Factors” below.
Our People
We believe Citrix solutions enable a better way to work and embrace the power of human difference, and we are guided by our core values of Integrity, Respect, Curiosity, Courage and Unity. As of December 31, 2021, we had approximately 9,700 employees, of which approximately 41% were in the United States and 59% were in our international locations. We have a broad base of diverse talent in more than 44 countries, and we believe that attracting, developing and retaining the best talent is critical to our success and achievement of our strategic objectives. Our voluntary attrition rate was approximately 17% during fiscal year 2021.
Leadership and Governance
Our Executive Vice President and Chief People Officer is responsible for developing and executing the company’s human capital strategy. This includes directing our global policies and programs for leadership and talent development, compensation, benefits, staffing and workforce planning, human resources systems, skills training and organizational development, workplace strategies, and ensuring effective and efficient internal company operations. Our Chief People Officer is also responsible for developing and integrating our diversity, equity and inclusion priorities and strategy, and we have a dedicated team of people with executive leadership participation to implement such strategies.
Our Compensation and Human Capital Committee oversees our company-wide compensation programs and practices. Our Interim Chief Executive Officer and President and Chief People Officer regularly update our Board of Directors and the Compensation and Human Capital Committee on human capital matters.
Compensation and Benefits
Our team is global, and we offer competitive and meaningful compensation and benefits programs that meet the diverse needs of our employees, while also reflecting local market practices. In addition to competitive salaries and bonuses, we offer a robust employment total rewards package that promotes employee well-being and includes retirement planning, health care, extended parental leave and paid time off.
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
Growth, Development and Engagement
At Citrix, we have a strong focus on career development and building the capabilities of our team members. We invest in our employees by offering a wide range of development opportunities that promote learning and growth, various mentoring and coaching programs, a large library of on-demand, virtual and in-person courses that support professional and technical skills development and our tuition reimbursement program. We also believe in building organizational capability through practicing a growth mindset and continuously listening to our employees in order to create desirable employee experiences. We survey our employees frequently, providing managers and teams with highly actionable data that allows us to focus on making improvements in areas that have the largest impact on engagement and team success.
Diversity, Equity, Inclusion and Belonging
Diversity, equity, inclusion and belonging have long been a part of our culture, and we work to continually expand our diversity, equity, inclusion and belonging initiatives. We have an employee-run committee focused on diversity, inclusion and belonging initiatives, which are supported by our executive leadership team. For example, we expanded our Daring Dialogue series to include discussions on mental health, faith in the workplace, and disability and accessibility. We also launched the Citrix Employee Relief Fund to help employees and contractors through extreme financial hardships and set Environmental, Social, and Governance goals for our executive leaders, supporting them with strategies and plans to effect change within their organizations. Our learning series, “I AM Citrix”, shares best practices, builds understanding and offers support to employees as we champion inclusiveness and belonging across the enterprise. The program helps employees deepen their understanding of the culture of inclusion at Citrix, reinforces skills and concepts to support behavior change that encourage an inclusive work environment and creates meaningful connections through open dialogue.

Our employee resource groups (ERGs) support underrepresented groups of employees and are an important component of our diversity, equity, inclusion and belonging efforts, addressing topics like career development, mentoring, recruiting and interviewing candidates, advocacy and networking. As of December 31, 2021, we had ten ERGs with 29 chapters across nine offices in seven countries.
In 2021, we continued to advance our equity strategy with the objectives of supporting black students and businesses, modifying our people processes to promote racial equity, transparently sharing data as we progress on our journey, and personal learning about systemic racism. Some of our accomplishments included, launching two mentoring programs, implementing several career landing page websites, expanding the scope of our pay equity analysis to include stock, and growing our external sponsorships to support the recruitment and development of Black students.
COVID-19 Response
During the COVID-19 pandemic, our primary focus has been on the safety and well-being of our employees and their families. A large majority of our workforce worked remotely and successfully throughout 2021. For offices that re-opened, we leveraged the advice and recommendations of medical experts to implement new protocols to ensure the safety of our employees, including face coverings, temperature checks, health certifications, social distancing and capacity limits. We supported our employees through programs and benefits provided throughout the year, pivoting all of our people programs and practices to enable business continuity in the current environment.
Importantly, our response to the COVID-19 pandemic reflects our belief that work is a measure of output and accomplishment—not a place—and flexible work means people are most productive when they match their work environment to the outcomes they are trying to deliver. Our success in implementing this work philosophy during the pandemic has driven an evolution in our flexible work approach.
Sustainability
Climate Change
We believe that our solutions facilitate customers’ transition to long-term and flexible work models, helping customers to accelerate their sustainability goals by decreasing energy consumption and greenhouse gas (“GHG”) emissions - driving down corporate office space needs, enabling a shift from energy-intensive desktops and high-performance processors to more energy-efficient devices.
As companies implement commitments to dramatically reduce GHG emissions in response to regulation and/or business trends, this may include optimizing IT practices that lead to an increase in demand for our remote working and cloud services. Our cloud-based and remote workforce solutions enable customers to safeguard against potential operational disruptions that may be caused by climate-related extreme weather events. These climate impacts can hold significant consequences for company operations, in particular for those in the technology sector. Our cloud-based solutions enable our customers to address concerns around business continuity as a result of climate-related disruptions.
Climate Change Governance
As part of its oversight function, the Audit Committee regularly reviews the compliance policies and processes by which our exposure to certain significant areas of risk—including climate-related risk—is assessed and managed.
Our Chief Financial Officer regularly reviews and approves updates and decisions related to our climate change and environmental sustainability strategy, such as investments in programs and initiatives that advance Citrix's emissions reduction and renewable energy strategy.
We encourage you to review our Sustainability Report for more detailed information regarding our human capital and sustainability programs, strategy and initiatives. Nothing in our Sustainability Report shall be deemed incorporated by reference into this Annual Report on Form 10-K.
Available Information
Our Internet address is http://www.citrix.com. We make available, free of charge, on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1A. RISK FACTORS
RISKS RELATED TO THE PENDING ACQUISITION OF OUR COMPANY
The Merger, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and the price of our common stock.
On January 31, 2022, we entered into the Merger Agreement, providing for the Merger and our acquisition by entities affiliated with Vista Equity Partners and Evergreen Coast Capital Corp. in an all-cash transaction valued at approximately $16.5 billion. The completion of the Merger is subject to certain closing conditions, including approval of the Merger Agreement by our stockholders, receipt of regulatory approvals and such other conditions to completion as set forth in the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.
During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results and business, including:
•potential adverse reactions or changes to business relationships resulting from the announcement or the pendency of the Merger;
•potential business uncertainty during the pendency of the Merger that could affect our financial performance;
•the possibility of disruption to our business and operations, including diversion of management attention and resources;
•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•our inability to solicit other acquisition proposals during the pendency of the Merger;
•the amount of the costs, fees, expenses and charges related to the Merger; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic, political or industry conditions that may affect the timing or success of the Merger.
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);
•potential shareholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and
•the failure to satisfy the other conditions to the completion of the Merger, including approval by our stockholders.
If the Merger does not close, our business and stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;
•investor confidence could decline, shareholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger; and

•under certain specified circumstances, the requirement that we pay a termination fee of $409 million if the Merger Agreement is terminated, including by the Company to enter into a definitive agreement with respect to a superior proposal or by Parent because our Board of Directors withdraws its recommendation in favor of the Merger.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the amount of cash to be paid per share under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•the fact that receipt of the all-cash per share consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of the Company.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course, consistent with past practice, and are restricted from taking certain actions without Parent's prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, take certain actions relating to our employees, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
The expansion of cloud-based solutions (as opposed to traditional on-premise delivery of our products) and our efforts to transition our customers from on-premise to the cloud, including the pace of that transition, has and will introduce a number of risks and uncertainties unique to such a shift in delivery, which could adversely affect our business, results of operations and financial condition.
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
We may not meet our financial and strategic objectives if the pace that our customers transition to cloud-based solutions is slower than predicted. For instance, although we continue to make progress with respect to this transition, a large portion of our current installed customer base has not been transitioned from our on-premise subscriptions to cloud-based offerings as of December 31, 2021. To address the challenges in transitioning our customers to the cloud, we continue to invest in innovation and feature development, simplified cloud migration, and performance and reliability, as well as other cloud customer success and sales initiatives. There can be no assurance, however, that these initiatives will result in an increase in the transition of our customers from on-premise to our cloud-based solutions. If we are unable to transition our customers to cloud-based solutions at the pace we expect, we may experience a negative impact on our overall financial performance.
In addition, our cloud-based solutions are primarily operated through third-party cloud service providers, which we do not control and which may be subject to actual or perceived damage, interruption, vulnerabilities and other cyber-related risks. Customers of our cloud-based solutions need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service level commitments with respect to uptime. Third-party cloud providers run their own platforms that we access, and therefore, we are vulnerable to their service interruptions. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third-party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. Such outages could lead to the triggering of our service level agreements and the issuance of credits to our cloud offering customers, which may impact our business, results of operations and financial condition. In addition, if our security, or that of any of these third-party cloud providers, is compromised, our software is unavailable or our customers are unable to use our software within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It is possible that our customers and potential customers would hold us accountable for any breach of security affecting a third-party cloud provider’s infrastructure and we may incur significant liability from those customers and from third parties with respect to any breach affecting these systems. We may not be able to recover a material portion of our liabilities to our customers and third parties from a third-party cloud provider. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases.
Our cloud-based solutions provide customers with increased visibility into the level of active use of such solutions by the customers’ employees or other end users. This enhanced visibility may adversely impact renewal rates, if enough users in a customer organization do not actively engage with our solutions.
In addition, the pace of adoption by our customers of cloud-based solutions as opposed to on-premise delivery of our products has and will introduce a number of risks unique to such a shift, including:
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
We have been transitioning to a subscription-based business model over the past several years, which included discontinuing broad availability of perpetual licenses for Citrix Workspace in October 2020 and a large portion of our new business has transitioned to the subscription-based model. We offer our customers the option to acquire new Citrix Workspace licenses in the form of an on-premise subscription or cloud-based subscriptions. However, we will continue to support and renew existing maintenance contracts for the foreseeable future.
As we continue to transition our customers from perpetual licenses to subscriptions, we expect an impact on the timing of revenue recognition and potential reductions in operating margin and cash flows. For instance, our decision to end broad availability of perpetual Citrix Workspace licenses in October 2020 resulted in a reduction in reported revenue over subsequent quarters. Because subscription revenue related to our cloud-based solutions is typically recognized over time, we may continue to experience a near-term reduction in revenue and revenue growth as more customers move away from perpetual licenses to subscriptions. We also expect the mix shift within our App Delivery and Security business away from hardware towards software-based solutions will create pressure on reported App Delivery and Security revenue over time.
Further, while many of our subscription-based offerings involve multi-year commitments, ultimately our subscription customers may decide not to renew their subscriptions for our solutions after the expiration of the subscription term, or to renew only for a portion of our solutions or on pricing terms that are less favorable to us. Our customers’ renewal rates may decline, fluctuate, or not improve as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations and spending levels, the pricing of our solutions, the availability of competing solutions and the pendency of the Merger. If our customers do not renew their subscriptions for our solutions or demand pricing or other concessions prior to renewal, or if our renewal rates fluctuate or decline, our total bookings and revenue will fluctuate or decline, and our business and financial results will be negatively affected.
In addition, the metrics we use to gauge the status of our business may evolve over the course of the transition as significant trends emerge. For example, we report annualized recurring revenue and Citrix Cloud Paid Subscribers as a key performance indicator of the health and trajectory of our business. We believe that annualized recurring revenue represents the pace of our transition and serves as a leading indicator of revenue trends. Further, we continue to evaluate the metrics and key performance indicators that we use to measure our business internally and those that we provide as external disclosures, and there can be no guarantees that the metrics and key performance indicators that we use internally or disclose externally will prove successful in helping us manage our business or understand important trends. The transition to a subscription-based business model also means that our historical results, especially those achieved before we began the transition, may be difficult to compare to our future results. As a result, investors and financial analysts may have difficulty understanding the shift in our business model, resulting in changes in financial estimates or failure to meet investor expectations. Moreover, we have historically forecasted, and may in the future forecast, our future revenue and operating results and may provide financial projections based on a number of assumptions, including a forecasted rate of subscription bookings, as well as the mix within subscription of on-premise versus cloud. If any of our assumptions about our business model transition or the estimated mix within subscription of on-premise versus cloud are incorrect, our revenue and operating results may be impacted and could vary materially from those we may provide as guidance or from those anticipated by investors and analysts. If we are unable to navigate our transition in light of the foregoing risks and uncertainties, our business, results of operations and financial condition could be negatively impacted.
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
We have experienced increased competition in the Application Virtualization and VDI business from directly competing solutions, alternative products and products on new platforms. For example, AWS, Microsoft and VMware each provide offerings that compete with our solutions, among numerous other competitors. Also, there continues to be an increase in the number of alternatives to Windows operating system powered desktops, in particular mobile devices such as Chromebooks, smartphones and tablets. Users may increasingly turn to these devices to perform functions that would have been traditionally performed on desktops and laptops, which in turn may reduce the market for our Application Virtualization and VDI solutions. Further, increased use of certain SaaS applications may result in customers relying less on Windows applications. If sales of our Application Virtualization and VDI solutions decline as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected.
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
Further, our growth strategy with respect to our Workspace offerings includes expanding the use of our platform through integrations with a variety of network, hardware and software systems, such as human resource information and enterprise resource planning and customer relationship management systems, including through the interaction of application programming interfaces (APIs). While we have established relationships with providers of complementary technology offerings and software integrations, we may be unsuccessful in maintaining relationships with these providers or establishing relationships with new providers. Third-party providers of complementary technology offerings and software integrations may decline to enter into, or may later terminate, relationships with us; change their features or platforms; restrict our access to their applications and platforms; or alter the terms governing use of and access to their applications and APIs in an adverse manner. Such changes could functionally limit or terminate our ability to use these third-party technology offerings and software integrations with our platform, which could negatively impact our offerings and harm our business. Further, we have undertaken efforts to build a developer community around our Workspace platform, but it remains unclear if the developer community will successfully generate third-party developer interest in creating new integrations or additional uses for our services.
Delivering our new solutions and our Workspace vision presents technological and implementation challenges, and may fail to meet our customers' needs. Significant investments continue to be required to develop or acquire solutions to address those challenges. To the extent that our newer products and services are adopted more slowly or are displaced by competitive solutions offered by other companies, our revenue growth rates may slow materially or our revenue may decline substantially, we may fail to realize returns on our investments in new initiatives and our operating results could be materially and adversely affected.
We face intense competition, which could result in customer loss, fewer customer orders and reduced revenues and margins.
We sell our solutions and services in intensely competitive markets. Some of our competitors and potential competitors have significantly greater financial, technical, sales and marketing and other resources than we do. We compete based on our ability to offer to our customers the most current and desired solution and services features. We expect that competition will continue to be intense, and there is a risk that our competitors’ products may be less costly, more heavily discounted or free, provide better performance or include additional features when compared to our solutions. Additionally, there is a risk that our solutions may become outdated or that our market share may erode. Further, the announcement of the release, or the actual release, of new solutions incorporating similar features to our solutions could cause our existing and potential customers to postpone or cancel plans to license certain of our existing and future solution and service offerings. Existing or new solutions and services that provide alternatives to our solutions and services could materially impact our ability to compete in these markets. As the markets for our solutions and services, especially those solutions in early stages of development, continue to develop, additional companies, including companies with significant market presence in the computer hardware, software, cloud, networking, mobile, data sharing and related industries, could enter, or increase their footprint in, the markets in which we compete and further intensify competition. In addition, we believe price competition will remain a significant competitive factor in the future. As a result, we may not be able to maintain our historic prices and margins, which could adversely affect our business, results of operations and financial condition.
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
Refer to Part I, Item 1 “Business” included in this Annual Report on Form 10-K for the year ended December 31, 2021 for a description of our competition.
Actual or perceived security vulnerabilities in our products and services or cyberattacks on our services infrastructure or corporate networks could have a material adverse impact on our business, results of operations and financial condition.
Use of our products and services has and may involve the transmission and/or storage of data, including in certain instances our own and our customers' and other parties’ business, financial and personal data. As we continue to evolve our products and features, we expect to host, transmit or otherwise have access to increasing amounts of potentially sensitive data. Maintaining the security of our products, computer networks and data storage resources is important and service vulnerabilities could result in loss of and/or unauthorized access to confidential information. We have in the past, and may in the future, discover vulnerabilities in our products or underlying technology, which could expose our reputation, our operations and our customers to risk. In addition, to the extent we are diverting our resources to address and mitigate these vulnerabilities, it may hinder our ability to deliver and support our products and customers in a timely manner. For example, in December 2019, we discovered a vulnerability in certain of our Application Delivery and Security products that would have allowed an unauthenticated attacker to perform arbitrary code execution. In response, we published a security advisory with detailed mitigations designed to stop a potential attack across all known scenarios and also developed and made available fixes to address this vulnerability, and such efforts required significant investment of resources across the company.
As a more general matter, unauthorized parties may attempt to misappropriate, alter, disclose, delete or otherwise compromise our confidential information or that of our employees, partners, customers or their end users, create system disruptions, product or service vulnerabilities or cause shutdowns. These unauthorized parties are becoming increasingly sophisticated, particularly those funded by or acting as formal or informal representatives of, or acting in conjunction with, nation states. Perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that directly or indirectly attack our products, services, infrastructure (including third-party cloud service providers - such as Microsoft Azure, AWS and Google Cloud Platform - upon which we rely), third-party software and applications that we deploy in our internal network. Because techniques used by these perpetrators to sabotage or obtain unauthorized access to our systems change frequently and sometimes are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Despite our efforts to build secure services, we can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security compromises. Like many enterprises, we experience attempted attacks on our network and services, and certain of those attacks have resulted in successful unauthorized access to our networks and services, including a “password spraying” attack in 2019. In 2021, we learned that certain open source libraries, commonly referred to as Log4j 2 and Log4Shell, included in certain of our products and services, as well as in software and services provided by our vendors and used internally, contained vulnerabilities which, if exploited, would enable a remote attacker to take control of an environment over the internet. There is no guarantee that our preventative and mitigation actions with respect to this vulnerability and others like it will eliminate fully the risk of a malicious compromise of the company or our customers.
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
We rely significantly on independent distributors and resellers to market and distribute our solutions and services. Our distributors generally sell through resellers. Our distributor and reseller base is relatively concentrated. We maintain and periodically revise our sales incentive programs for our independent distributors and resellers, and such program revisions may adversely impact our results of operations. Changes to our sales incentive programs can result from a number of factors, including our transition to a subscription-based business model. In 2021, after experiencing a lack of focus on driving transactional volume through our indirect channel, we began reevaluating and updating our channel programs to better incentivize our channel partners. Our competitors may in some cases be effective in providing incentives to current or potential distributors and resellers to favor their products or to prevent or reduce sales of our solutions. The loss of or reduction in sales to our distributors or resellers could materially reduce our revenues. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays, defaults or terminations could have a material adverse effect on our business, results of operations and financial condition.
We continue to diversify our base of channel relationships by adding and training more channel partners with abilities to reach larger enterprise customers and additional mid-market customers and to sell our newer solutions and services. We are also in the process of building relationships with new types of channel partners, such as systems integrators and service providers. In addition to this diversification of our partner base, we will need to maintain a healthy mix of channel members who service smaller customers. We may need to add and remove distribution partners to maintain customer satisfaction, support a steady adoption rate of our solutions, and align with our transition to a subscription-based business model, which could increase our operating expenses, credit risk, and adversely impact our go-to-market effectiveness. In addition, our newer Workspace offerings may require additional technical capabilities to efficiently implement our solutions, and there is no guarantee we will be able to find a sufficient number of capable partners who can support these efforts. We also bear the risk that our existing or newer channel partners will fail to comply with U.S. or international anti-corruption or anti-competition laws, in which case we might be fined or otherwise penalized as a result of the agency relationship with such partners. We are currently investing, and intend to continue to invest, significant resources to develop these channel relationships, which could adversely impact our results of operations if such channels do not result in increased revenues.

The effects of the COVID-19 pandemic remain uncertain and could adversely affect our business, results of operations, financial condition and cash flows, and such effects will depend on future developments.
The COVID-19 pandemic has created significant worldwide uncertainty, volatility and economic disruption. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, the severity of the disease and outbreak, the impact of new strains of the virus, effectiveness and availability of a vaccine, future and ongoing actions that may be taken by governmental authorities, the impact on the businesses of our customers and partners, and the length of its impact on the global economy, which remain uncertain and are difficult to predict at this time. The potential effects of the COVID-19 pandemic, each of which could adversely affect our business, results of operations, financial condition and cash flows, include:
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
• we could experience disruptions in our operations as a result of continued office closures, risks associated with our employees working remotely, a significant portion of our workforce suffering illness and travel restrictions;
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
• our marketing effectiveness and demand generation efforts may be impacted due to the cancellation of customer events or shifting events to virtual-only experiences. For example, we made the decision to replace our largest annual customer and partner event, Synergy, with a series of virtual-only events again in 2022. We may need to postpone or cancel other customer, employee or industry events or other marketing initiatives in the future;
• our business is dependent on attracting and retaining highly skilled employees, and our ability to attract and retain such employees may be adversely impacted by intensified restrictions on travel, immigration, or the availability of work visas during the COVID-19 pandemic;
•certain U.S. federal and state laws and regulations intended to reduce the spread of COVID-19 are in direct conflict, which means we are unable to comply with all applicable laws and regulations in some of the jurisdictions in which we operate;
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
Further, our operating results and cash flows could vary materially from our expectations or from those anticipated by investors and analysts as a result of the unpredictability of the impact that the COVID-19 pandemic may have on our businesses, our customers’ and partners’ businesses and the global markets and economy.
As the emergence of various strains of COVID-19 continue to prolong the pandemic, we are preparing for the likelihood that an increasing number of our employees may continue to work remotely, and may not require physical office space in order to perform their work. If so, we may reduce our physical office space requirements resulting in the possibility of additional near-term expense and accounting charges.
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
The demand for our solutions and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers, and general economic conditions, including inflation. As we continue to grow our subscription service offerings, we must continue to innovate and develop new solutions and features to meet changing customer needs. Our failure to respond quickly to technological developments or customers’ increasing technological requirements could lower the demand for any solutions and services and/or make our solutions uncompetitive and obsolete. Moreover, the purchase of our solutions and services is often discretionary and may involve a significant commitment of capital and other resources. We need to continue to develop our skills, tools and capabilities to capitalize on existing and emerging technologies, which will require us to devote significant resources.
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
There has been, and we believe that there will continue to be, increased regulation with respect to the collection, use and handling of personal, financial, government and other information. An increasing number of regulatory authorities in the United States and around the world have recently passed or are currently considering a number of legislative and regulatory proposals concerning data protection, privacy and data security. This includes the California Consumer Privacy Act, or CCPA, which came into effect in January 2020, the GDPR, which is a European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights that became effective in May 2018, and the U.S. Department of Defense Cybersecurity Maturity Model Certification framework. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The GDPR provides significant penalties for non-compliance (up to 4% of global revenue). European data protection authorities have already imposed fines for GDPR violations up to, in some cases, hundreds of millions of Euros. Many states in the United States are also considering their own privacy laws that, in the absence of a preemptive Federal privacy law, could impose burdensome and conflicting requirements. The interpretation and application of consumer and data protection laws, as well as cybersecurity requirements, and industry standards in the United States, Europe and elsewhere can be uncertain and continue to remain in flux. Cloud-based solutions may be subject to further regulation, including data localization requirements and other restrictions concerning international transfer of data, the operational and cost impact of which cannot be fully known at this time. In addition to the possibility of fines, application of these existing laws in a manner inconsistent with our data and privacy practices could result in an order requiring that we change our data and privacy practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial implementation and compliance costs and/or require us to change our business practices in a manner adverse to our business. Also, any new law or regulation, or interpretation of existing law or regulation, imposing greater fees or taxes or restriction on the collection, use or transfer of information or data internationally or over the Web, could result in a decline in the use and adversely affect sales of our solutions and our results of operations. Finally, as a technology vendor, our customers and regulators will expect that we can demonstrate compliance with current data privacy and security regulations as well as our privacy policies and the information we make available to our customers and the public about our data handling practices, and our inability to do so may adversely impact sales of our solutions and services to certain customers, particularly customers in highly-regulated industries, and could result in regulatory actions, fines, legal proceedings and negatively impact our brand, reputation and business.

Our solutions could contain errors that could delay the release of new products or otherwise adversely impact our products and services.
Despite significant testing by us and by current and potential customers, our products and services, including our SaaS products and services, and especially newly released or acquired products or services, do contain errors or “bugs”. In some cases, these errors are not discovered until after commercial shipments or deployments have been made. Errors in our products or services could delay the development or release of new products or services and could adversely affect market acceptance of our products and services. Additionally, our products and services use, integrate with and otherwise depend on third-party products, which third-party products could contain defects and could reduce the performance of our products or render them useless. Because our products and services are often used in mission-critical applications, errors in our products or services or the products or services of third parties upon which our products or services rely could give rise to warranty or other claims by our customers, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our long sales cycle for these solutions makes it difficult to predict when these sales will occur, and we may not be able to sustain these sales on a predictable basis. In addition, the long sales cycle for these solutions makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our bookings, revenue and/or operating results for any particular period, and large projects with significant IT components may fail to meet our customers’ business requirements or be canceled before delivery, which likewise could adversely affect our revenue and operating results for any particular period. Cloud-based solutions and subscription-based business models are particularly sensitive to these factors, and as a result, we may be increasingly affected by long sales cycles as our business transitions continue.
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
We rely on a concentrated number of third-party suppliers, who provide hardware or hardware components for our App Delivery and Security products, and contract manufacturers. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, or the need to implement costly or time-consuming protocols to comply with applicable regulations (including regulations related to conflict minerals), equipment malfunction, natural disasters and environmental factors, any of which could delay or impede their ability to meet our demand. We also may experience disruptions or delays to our supply chain or fulfillment and delivery operations, including as a result of the COVID-19 pandemic from, among other things, the temporary closure of third-party supplier and manufacturer facilities, spikes in demand for manufacturing services, interruptions in product supply or insufficient supply of components, restrictions on export or shipment or disruptions in product fulfillment due to closure or delays of our delivery vendors. For example, in the first quarter of 2021, due in part to increased customer demand, we experienced challenges in procuring hardware components for certain of our Application Delivery and Security products, which led to hardware shipment delays and lower than expected recognized revenue during the quarter. We expect that these types of supply chain challenges may continue to arise in the future. If we are unable to procure hardware and hardware components in a timely manner from our existing suppliers or are required to change suppliers, there could be a delay in the supply of our hardware or hardware components and our ability to meet the demands of our customers could be adversely affected, which could cause the loss of App Delivery and Security sales and existing or potential customers and delayed revenue recognition, all of which could adversely affect our results of operations.
In order to be successful, we must attract, engage, retain and integrate key employees and have adequate succession plans in place, and failure to do so could have an adverse effect on our ability to manage our business.
Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining a diverse, global population of highly-skilled engineering, technical and security professionals, and managerial, sales and services, finance and marketing personnel are critical to our future, and global competition for experienced and diverse employees can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened or we would otherwise need to increase our use of cash-based compensation and awards to achieve the same attraction, retention and motivation benefits. In order to attract and retain executives and other key employees in a competitive marketplace, we must also provide a diverse and inclusive environment, and offer benefits to support our employees’ physical and mental health. Our inability to do so may limit our effectiveness in attracting, retaining and motivating our executives and key employees. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. In 2021, we experienced increased voluntary attrition compared to 2020, which put pressure on our ability to execute, as well as experienced increased competition for qualified personnel, including engineering, sales and other core talent necessary to successfully operate the business. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring may harm our business and results of operations.
Effective succession planning is also important to our long-term success. We have experienced significant changes in our senior management team over the past several years. Most recently, on October 6, 2021, David J. Henshall stepped down as President and Chief Executive Officer and our Board appointed Robert M. Calderoni, our Chairman of the Board, as Interim Chief Executive Officer and President.

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
While our business model transition is continuing to progress, we are facing challenges in evolving our go-to-market strategy and driving new business SaaS subscription bookings. In an effort to address these challenges, in July 2021, we announced plans to reorganize our sales leadership, re-align our customer-facing organization, and enhance our focus on indirect channels, new product adoption and SaaS migration, and to de-emphasize sales of on-premise term subscription licenses, embracing a faster pace of cloud adoption. We also have taken, and may continue to take, actions intended to re-align channel incentives to focus on landing and growing new business activities. These changes are significant, and may cause short-term disruption. Moreover, we anticipate that it will take time to realize any of the expected benefits from these changes.
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
•lengthening of sales cycles as customers evaluate their cloud strategy and competitive offerings; and
•continued difficulties in accurately forecasting bookings and revenue and the estimated mix within subscription of on-premise versus cloud.
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
We conduct significant sales and customer support, development and engineering operations in countries outside of the United States. During the year ended December 31, 2021, we derived 49.7% of our net revenues from sales outside the United States. Potential growth and profitability could require us to further expand our international operations. To successfully maintain and expand international sales, we may need to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Our international operations are subject to a variety of risks, which could adversely affect the results of our international operations. These risks include:
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
•ongoing economic and legal uncertainty, including volatility in global stock markets and currency exchange rates and increasingly divergent laws, regulations and licensing requirements between the United Kingdom and the European Union, resulting from the United Kingdom's exit from the European Union, often referred to as "Brexit";
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
Additionally, an increasing number of jurisdictions are imposing data localization laws, which require personal information, or certain subcategories of personal information, to be stored in the jurisdiction of origin. These regulations may deter customers from using cloud-based services such as ours, and may inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs. Specifically, we operate in Russia where there is a local residency requirement for personal data. We do not own or operate servers in Russia. As such, to-date, we have not offered our cloud-based offerings in Russia. Due to the acquisition of Wrike, our employee presence in Russia has increased, thereby adding to our exposure to certain of the risks identified herein, including risks related to the political, security and policy uncertainty between the United States and Russia.
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
As a globally operated company, we are subject to the risks arising from adverse changes in global economic and market conditions. Economic uncertainty and volatility in our significant geographic locations, including the potential impact resulting from international trade disputes, or military conflict may adversely affect sales of our solutions and services and may result in longer sales cycles, slower adoption of technologies and increased price competition. For example, if the U.S. or the European Union countries were to experience an economic downturn, these adverse economic conditions could contribute to a decline in our customers’ spending on our solutions and services. Additionally, in response to economic uncertainty, we expect that many governmental organizations that are current or prospective customers for our solutions and services would cutback spending significantly, which would reduce the amount of government spending on IT and demand for our solutions and services from government organizations. Adverse economic conditions also may negatively impact our ability to obtain payment for outstanding debts owed to us by our customers or other parties with whom we do business.
We cannot guarantee that our previously-announced restructuring program will achieve its intended result.
On November 14, 2021, our Board of Directors approved a restructuring program that includes, among other things, the elimination of full-time positions, termination of certain contracts, and asset impairments, primarily related to facilities consolidations. We expect to record in the aggregate approximately $130.0 million to $240.0 million in pre-tax restructuring and asset impairment charges associated with the restructuring program. A significant portion of these charges will result in future cash expenditures, and the program is expected to be substantially completed over an approximate eighteen-month period. We cannot guarantee that the restructuring program will achieve or sustain the targeted benefits, or that the benefits, even if achieved, will be adequate to meet our long-term profitability expectations. Risks associated with the restructuring program also include additional unexpected costs, negative impacts on our cash flows from operations and liquidity, employee attrition and adverse effects on employee morale and our potential failure to meet operational and growth targets due to the loss of employees, any of which may impair our ability to achieve anticipated results from operations or otherwise harm our business.
If our customers choose on-premise subscription licenses with short-term durations, our operating results may be adversely affected.
The amount of our recognized revenue depends on several factors, including the average duration of on-premise subscription licenses. If our customers choose licenses with short subscription term durations, operating results may be adversely affected and not meet our investors’ expectations. For example, in the first quarter of 2021, we sought to convert into longer-term subscriptions the expiring limited-use non-renewable, on-premise term licenses issued in 2020 at the onset of the pandemic. However, in the first quarter of 2021, a number of these customers chose to convert the expiring limited-use on-premise term licenses into short-term duration agreements for on-premise licenses. If customers were to choose short-term duration for other on-premise subscription licenses in future periods, we would expect our results of operations to be adversely affected in those periods.
RISKS RELATED TO ACQUISITIONS, STRATEGIC RELATIONSHIPS AND DIVESTITURES
Acquisitions and divestitures present many risks, and we may not realize the financial and strategic goals we anticipate.
We have in the past addressed, and may continue to address, the development of new solutions and services and enhancements to existing solutions and services through acquisitions of other companies, product lines and/or technologies. For example, on February 26, 2021, we completed our previously announced acquisition of Wrike, Inc., a leading provider of SaaS collaborative work management solutions.
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
Our acquisition of Wrike involves a number of risks that could adversely affect our business, financial condition and operating results, and we may not realize the financial and strategic goals we anticipate.
On February 26, 2021, we completed our previously announced acquisition of Wrike, Inc., a leading provider of SaaS collaborative work management solutions, pursuant to the terms of the Agreement and Plan of Merger dated January 16, 2021. The acquisition of Wrike, and the ongoing transition of Wrike's business to Citrix's platform, involves certain risks, including:
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
•increased exposure to risks related to foreign operations due to the increase in our employee presence in Russia, which could result in the unavailability of key technical talent, cyber security risks, disruption resulting from the transfer of employees moving from current Russia offices to alternative locations, difficulty and expenses associated with identifying alternative and adequate technical talent pools, and other risks related to the political, security and policy uncertainty between the United States and Russia; and

•litigation arising from the transaction.
Our failure to successfully integrate Wrike, or realize the expected benefits or synergies of the acquisition, due to these or other factors could have a material adverse effect on our business, results of operations and financial condition. In addition, we may not be able to accelerate our strategy and cloud transition, enhance our growth or accelerate Wrike’s growth expectations, provide complementary solutions that are purchased by our or Wrike’s customers, reach new users and expand our customer base, compete effectively in Wrike’s markets, or realize other expected benefits of the merger if we are unable to successfully integrate and operate Wrike. Specifically, our sales teams' ability to sell Wrike solutions has not yet met our expectations, and we have and may continue to experience slower than expected post-acquisition bookings synergy, as well as higher levels of attrition, which has negatively impacted and may continue to negatively impact, Wrike ARR growth and overall business performance.
If we determine that any of our goodwill or intangible assets, including technology purchased in acquisitions, are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our results of operations.
We have a significant amount of goodwill and other intangible assets, such as product related intangible assets, from our acquisitions. We do not amortize goodwill and intangible assets that are deemed to have indefinite lives. However, we do amortize certain product related technologies, trademarks, patents and other intangibles and we periodically evaluate them for impairment. For instance, as described in Note 2 of this Annual Report on Form 10-K, we had intangible asset impairment charges of $19.4 million for the fourth quarter of 2021 related to our previously-announced restructuring program. We review goodwill for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value, at the reporting unit level, which for us also represents our operating segment. Significant judgments are required to estimate the fair value of our goodwill and intangible assets, including estimating future cash flows, determining appropriate discount rates, estimating the applicable tax rates, foreign exchange rates and interest rates, projecting the future industry trends and market conditions, and making other assumptions. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates, may materially affect our results of operations. Changes in these estimates and assumptions, including changes in our reporting structure, could materially affect our determinations of fair value. In addition, due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition. Also, we may make divestitures of businesses in the future. If we determine that any of the intangible assets associated with our acquisitions is impaired or goodwill is impaired, then we would be required to reduce the value of those assets or to write them off completely by taking a charge to current earnings. If we are required to write down or write off all or a portion of those assets, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially and adversely affected.
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
The solutions or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other solutions in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, the Apache license (version 2), “BSD-style” licenses, “MIT-style” licenses and other open source licenses. Even though we attempt to monitor our use of open source software in an effort to avoid subjecting our solutions to conditions we do not intend, it is possible that not all instances of our open source code usage are properly reviewed. Additionally, software purchased through the supply chain may contain open source software of which we are unaware that could present license rights and/or security risk. Further, although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use such that we have not triggered any of these conditions, there is little or no legal precedent governing the interpretation or enforcement of many of the terms of these types of licenses. If an author or other third party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. If our defenses were not successful, we could be subject to significant damages, enjoined from the distribution of our solutions that contained open source software, and required to comply with the terms of the applicable license, which could disrupt the distribution and sale of some of our solutions. In addition, if we combine our proprietary software with open source software in an unintended manner, under some open source licenses we could be required to publicly release the source code of our proprietary software, offer our solutions that use the open source software for no cost, make available source code for modifications or derivative works we create based upon incorporating or using the open source software, and/or license such modifications or derivative works under the terms of the particular open source license.
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
RISKS RELATED TO OUR LIQUIDITY, TAXATION AND CAPITAL RETURN
Servicing our debt will require a significant amount of cash, which could adversely affect our business, financial condition and results of operations. We may not have sufficient cash flow from our business to make payments on our debt or repurchase our 2026 Notes, 2027 Notes or 2030 Notes upon certain events.
As of December 31, 2021, we had aggregate indebtedness of $3.33 billion that we have incurred in connection with the issuance of our unsecured senior notes due 2026 (the “2026 Notes”), the issuance of our unsecured senior notes due December 1, 2027 (the “2027 Notes”), the issuance of our unsecured senior notes due March 1, 2030 (the “2030 Notes”), under the credit agreement for our unsecured revolving credit facility entered into in November 2019 (the “Credit Agreement”), under the credit agreement for our term loan credit facility entered into in February 2020 (the “2020 Term Loan Credit Agreement”), and credit agreement for our term loan credit facility entered into in February 2021 (the “2021 Term Loan Credit Agreement” and, together with the 2020 Term Loan Credit Agreement, the “Term Loan Credit Agreements”).
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to general economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, reducing capital expenditures, restructuring debt or obtaining additional equity or debt financing on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness, as applicable, will depend on the capital markets and our financial condition at such time. We may not be able to sell assets, restructure our indebtedness or obtain additional equity or debt financing on terms that are acceptable to us or at all, which could result in a default on our debt obligations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 for information regarding our 2030 Notes, 2027 Notes, 2026 Notes, our Credit Agreement and our Term Loan Credit Agreements.
In addition, if a change in control repurchase event occurs with respect to the 2026 Notes, 2027 Notes or the 2030 Notes, we will be required, subject to certain exceptions, to offer to repurchase the 2026 Notes, 2027 Notes or 2030 Notes, as applicable, at a repurchase price equal to 101% of the principal amount of the Notes being, repurchased, plus accrued and unpaid interest, if any. In such event, we may not have enough available cash or be able to obtain financing to fund the required repurchase of the applicable Notes, or making such payments could adversely affect our liquidity. Our ability to repurchase the 2026 Notes, 2027 Notes or 2030 Notes may be limited by law, by regulatory authority or by agreements governing our other indebtedness.
Further, we are required to comply with the covenants set forth in the indentures governing the 2026 Notes, the 2027 Notes and 2030 Notes, the Credit Agreement and the Term Loan Credit Agreements. In particular, each of the Credit Agreement and Term Loan Credit Agreements requires us to maintain certain leverage and interest ratios and contains various affirmative and negative covenants, including covenants that limit or restrict our ability to grant liens, merge or consolidate, dispose of all or substantially all of our assets, change our business or incur subsidiary indebtedness. The indenture governing our 2026 Notes, 2027 Notes and 2030 Notes contains covenants limiting our ability and the ability of our subsidiaries to create certain liens, enter into certain sale and leaseback transactions, and consolidate or merge with, or sell, assign, convey, lease, transfer or otherwise dispose of all or substantially all of our assets, taken as a whole, to, another person. If we fail to comply with these covenants or any other provision of the agreements governing our indebtedness and do not obtain a waiver from the lenders or noteholders, then, subject to applicable cure periods, our outstanding indebtedness may be declared immediately due and payable. Additionally, a default under an indenture, the Credit Agreement or Term Loan Credit Agreements could lead to a default under the other agreements governing our current and any future indebtedness. If the repayment of the related indebtedness were to be accelerated, we may not have enough available cash or be able to obtain financing to repay the indebtedness.
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
Finally, in January 2021, we committed to a goal of maintaining our investment grade credit rating and indicated that we plan to return to historical leverage levels within 24 months. If we are unable to achieve these commitments, our ability to obtain additional financing or to re-finance our existing indebtedness in the future, and the terms of any such financing, could be adversely affected. To the extent the COVID-19 pandemic adversely affects our business, results of operations, financial condition and cash flows as described elsewhere in this “Risk Factors” section, it may also heighten these risks related to servicing our debt.
Our portfolios of liquid securities and other investments may lose value or become impaired.
Our investment portfolio consists of agency securities, corporate securities, money market funds, and government securities. Although we follow an established investment policy and seek to minimize the credit risk associated with investments by investing primarily in investment grade, highly liquid securities and by limiting exposure to any one issuer depending on credit quality, we cannot give assurances that the assets in our investment portfolio will not lose value, become impaired, or suffer from illiquidity.
Changes in our tax rates or our exposure to additional income tax liabilities could affect our operating results and financial condition.
Our future effective tax rates could be favorably or unfavorably affected by changes in the valuation of our deferred tax assets and liabilities, the geographic mix of our revenue, or by changes in tax laws, including changes to U.S. tax law proposed by the Biden administration or the current Congress, or their interpretation. Significant judgment is required in determining our worldwide provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by tax authorities, including the IRS. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance, however, that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition. Evolving or revised tax laws and regulations globally, including the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) and the 2019 Swiss Federal Act on Tax Reform and AHV Financing (“TRAF”), as well as any changes in the application or interpretation by the U.S. Treasury Department, the Swiss federal and cantonal authorities, and other U.S. federal and legislative bodies of these regulations may have an adverse effect on our business or on our results of operations.
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

Refer to Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 for a description of our legal proceedings and contingencies.
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
•the Merger, the pendency of the Merger or our failure to complete the Merger; and
•other events or factors, many of which are beyond our control.
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
None.

ITEM 2. PROPERTIES
We lease and sublease office space in the Americas, which is comprised of the United States, Canada and Latin America, EMEA, which is comprised of Europe, the Middle East and Africa, and APJ, which is comprised of Asia-Pacific and Japan.
The following table presents the location and square footage of our leased office space as of December 31, 2021:

Square footage
Americas	1,013,312
EMEA	315,178
APJ	636,129
Total	1,964,619
In addition, we own land and buildings in Fort Lauderdale, Florida with approximately 320,000 square feet of office space used for our corporate headquarters and approximately 41,000 square feet of office space in Chalfont St. Peter, United Kingdom.
We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations on commercially reasonable terms.
ITEM 3. LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 10, “Commitments and Contingencies-Legal Matters” and Note 19, “Subsequent Events”, to our consolidated financial statements in Item 8 of Part II, which are incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock and Dividend Policy
Our common stock is currently traded on The Nasdaq Global Select Market under the symbol CTXS. As of February 7, 2022, there were 478 holders of record of our common stock.
We currently intend to retain any earnings for use in our business. On November 4, 2021, we announced that our Board of Directors approved a quarterly cash dividend of $0.37 per share which was paid on December 21, 2021 to all shareholders of record as of the close of business on December 7, 2021. The Merger Agreement provides that, until the closing of the Merger or the termination of the Merger Agreement, we may not declare, set aside or pay any dividends without the prior written consent of Parent.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
Our Board of Directors authorized a stock repurchase program, of which $1.00 billion was approved in January 2020. The objective of our stock repurchase program was to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At December 31, 2021, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. While the Merger Agreement is in effect, we are prohibited from repurchasing shares of our common stock, including under the stock repurchase program. All shares repurchased were recorded as treasury stock.
The following table shows the monthly activity related to our repurchases of common stock for the quarter ended December 31, 2021.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands)(2)
October 1, 2021 through October 31, 2021	53,154	$107.89	—	$625,561
November 1, 2021 through November 30, 2021	13,980	$94.94	—	$625,561
December 1, 2021 through December 31, 2021	41,427	$79.34	—	$625,561
Total	108,561	$95.32	—	$625,561

(1)The total number of shares purchased are shares withheld from restricted stock units that vested in the fourth quarter of 2021 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See “Note Regarding Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for a discussion of certain risks and uncertainties that may cause these differences.
Pending Merger
On January 31, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Picard Parent, Inc. (“Parent”), Picard Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”) and, for certain limited purposes detailed in the Merger Agreement, TIBCO Software, Inc. (“TIBCO”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Vista Equity Partners (“Vista”). Vista is partnering with Evergreen Coast Capital Corp. (“Evergreen”), an affiliate of Elliott Investment Management L.P. (“Elliott”), to acquire all of the Company’s outstanding shares of common stock (the “Company Common Stock”) for $104.00 per share in cash. The Merger is expected to close mid-year 2022, subject to customary closing conditions, including approval of the Merger Agreement by the Company’s stockholders and receipt of regulatory approvals.
Overview
Citrix is an enterprise software company focused on helping organizations deliver a consistent and secure work experience no matter where work needs to get done — in the office, at home, or in the field. We do this by delivering a digital workspace solution that provides unified, reliable and secure access to all work resources (apps, content, etc.) and simplifies work execution and collaboration across every work channel, device, and location. Our Workspace solutions are complemented by our general work solutions, such as content collaboration and collaborative work management solutions, and our App Delivery and Security solutions, which deliver the applications and data employees need across any network with security, reliability and speed.
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
On October 6, 2021, we announced that David J. Henshall stepped down as our President and Chief Executive Officer and as a member of the Board of Directors, and that Robert M. Calderoni, our Chairman, was appointed Interim Chief Executive Officer and President. Robert M. Calderoni will continue serving as Chairman of our Board of Directors.
On November 14, 2021, the Board of Directors approved a restructuring program (the “2021 Restructuring Program”) that included, among other things, the elimination of full-time positions, termination of certain contracts, and asset impairments, primarily related to facilities consolidations. We currently expect to record in the aggregate approximately $130.0 million to $240.0 million in pre-tax restructuring and asset impairment charges associated with the restructuring program. The 2021 Restructuring Program is expected to be substantially completed over an estimated eighteen-month period.
As described above, on January 31, 2022, we entered into a definitive Merger Agreement under which affiliates of Vista, a leading global investment firm focused exclusively on enterprise software, data and technology-enabled businesses, and Evergreen, an affiliate of Elliott that focuses on making investments exclusively in technology and technology-enabled services businesses, have agreed to acquire Citrix in an all-cash transaction valued at approximately $16.5 billion, including the assumption of Citrix debt. See Part I, Item 1A,“Risk Factors” for additional information.

Impact of the COVID-19 Pandemic
The COVID-19 pandemic did not have a significant impact on our results of operations for the year ended December 31, 2021. However, we continue to monitor our supply chain for disruptions and evaluate steps to avoid future impacts that may arise from delays.
The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of the pandemic, the severity of the disease and outbreak, the impact of new strains of the virus, the effectiveness and availability of existing or new vaccines, future and ongoing actions that may be taken by governmental authorities, including the implementation of vaccine mandates, the impact on the businesses of our customers and partners, and the length of its impact on the global economy, which remain uncertain and are difficult to predict at this time. We are conducting business with substantial modifications to employee travel, employee work locations, and virtualization or cancellation of certain sales and marketing events, among other modifications. We will continue to actively monitor the situation and may take further actions that alter our business operations as required by federal, state or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers and stockholders. The potential effects of any such alterations or modifications could have an impact on our business, including our customers and prospects, or on our financial results.
Cash from operations, accounts receivable and revenues could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part 1, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2021. While the pandemic has not materially impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets which could adversely affect our liquidity and capital resources in the future.
Summary of Results
For the year ended December 31, 2021 compared to the year ended December 31, 2020, we delivered the following financial performance:
•Total net revenue decreased 0.6% to $3.22 billion;
•Subscription revenue increased 39.4% to $1.55 billion;
•SaaS revenue increased 58.5% to $857.3 million;
•Product and license revenue decreased 61.5% to $171.2 million;
•Support and services revenue decreased 11.0% to $1.49 billion;
•Gross margin as a percentage of revenue decreased from 84.6% to 80.6%;
•Operating income decreased 61.1% to $236.6 million;
•Diluted net income per share decreased from $4.00 to $2.44; and
•Deferred and unbilled revenue increased $399.0 million to $3.34 billion.
Also, operating cash flows decreased $264.2 million to $671.7 million when comparing the year ended December 31, 2021 to the year ended December 31, 2020.
Our Subscription revenue increased primarily due to continued customer cloud adoption of our solutions delivered via the cloud, mostly from our Workspace offerings, and an increase in on-premise license demand. Our Product and license revenue decreased primarily due to lower sales of our perpetual Workspace solutions due to the decision to discontinue the broad availability of new perpetual licenses as of October 1, 2020. The decrease in Support and services revenue was primarily due to decreased sales of maintenance services, as more of our revenue is reported in the Subscription revenue line commensurate with our subscription model transition. The decrease in gross margin as a percentage of revenue was primarily driven by the end of sale of Workspace perpetual licenses that have historically had a higher gross margin than our Subscription and Application Delivery and Security offerings, as well as the Wrike acquisition. The decrease in operating income was primarily due to a decrease in gross margin and an increase in operating expenses, primarily due to the Wrike acquisition and restructuring activities. The decrease in diluted net income per share was primarily due to lower operating income and higher interest expense, partially offset by an income tax benefit.
2021 Business Combination
On February 26, 2021 (the “Closing Date”), we completed the acquisition of Wrangler Topco, LLC (“Wrangler”), the parent entity of Wrike, a leader in the SaaS collaborative work management space, for approximately $2.07 billion (the “Purchase Consideration”). The Purchase Consideration consists of a base purchase price of $2.25 billion and is subject to certain adjustments as provided for under the related Agreement and Plan of Merger dated January 16, 2021 (the “Wrike Agreement”). The addition of Wrike’s cloud-delivered capabilities was intended to expand our collaborative work management capabilities. Under the Wrike Agreement, we acquired all of the issued and outstanding equity securities of Wrangler. Wrike revenue is included in our Workspace product grouping.
Under the terms of the Wrike Agreement, we assumed certain unvested stock options held by Wrike employees and converted them into options to purchase 526,113 shares of our common stock. Of these assumed awards, 180,003 options continued with the same monthly vesting conditions under which they were originally granted. The majority of the remaining assumed options were reset to primarily cliff vest on December 31, 2021 or annually over two years.
We incurred $19.8 million of expenses related to the Wrike acquisition, of which $16.5 million and $3.3 million were expensed during the years ended December 31, 2021 and 2020, respectively, and are included in General and administrative expense in the accompanying consolidated statements of income. We also integrated certain operating processes into our internal control environment during the year ended December 31, 2021.
See Note 6 to our consolidated financial statements for additional details regarding our acquisition of Wrike.
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
Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.
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

Revenues are recognized when control of the promised products or services are transferred to customers, in an amount that reflects the consideration that we expect to receive in exchange for those products or services. See Note 2 and Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 for further information on our revenue recognition.
Valuation and Classification of Investments
The authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Our available-for-sale debt investments are measured to fair value on a recurring basis. In addition, we hold direct investments in privately-held companies which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are periodically reviewed for impairment and when indicators of impairment exist and are measured to fair value as appropriate on a non-recurring basis. We also hold equity interests in certain private equity funds which are accounted for under the net asset value practical expedient. The net asset value of these investments is determined using quarterly capital statements from the funds which are based on our contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. In determining the fair value of our investments, we are sometimes required to use various alternative valuation techniques. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.
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
The allowance for credit losses on our investments in available-for-sale debt securities is determined using a quantitative discounted cash flow analysis if impairment triggers exist after a qualitative screen is completed. Impairment on available-for-sale debt securities is determined on an individual security basis and the security is subject to impairment when its fair value declines below its amortized cost basis. If the fair value is less than the amortized cost basis, management must then determine whether it intends to sell the security or whether it is more likely than not that it will be required to sell the security before it recovers its value. If we intend to sell the security or will more-likely-than-not be required to sell the impaired security before it recovers its value, a credit loss is recorded to Other income, net in the accompanying consolidated statements of income. If we do not intend to sell the security, nor will we more-likely-than-not be required to sell the security before the security recovers its value, we must then determine whether the loss is due to credit loss or other factors. For impairment indicators due to credit loss factors, we establish an allowance for credit losses with a charge to Other income, net. For impairment indicators due to other factors, we record the loss with a charge to Accumulated other comprehensive loss in the accompanying consolidated balance sheets.
See Notes 4 and 5 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 for more information on our investments.
Intangible Assets
We have product related technology assets and other intangible assets from acquisitions and other third party agreements. We allocate the purchase price of intangible assets acquired through third party agreements based on their estimated relative fair values. We allocate a portion of the purchase price of acquired companies to the product related technology assets and other intangible assets acquired based on their estimated fair values. We typically engage third party appraisal firms to assist us in determining the fair values and useful lives of product related technology assets and other intangible assets acquired. Such valuations and useful life determinations require us to make significant estimates and assumptions. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in determining the fair value and useful lives of the product related technology assets include, but are not limited to, future expected cash flows earned from the product related technology and discount rates applied in determining the present value of those cash flows. Critical estimates in valuing certain other intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer retention rates, customer lists, royalty rates, distribution agreements, patents, brand awareness and market position, as well as discount rates.
Management's estimates of fair value are based upon assumptions believed to be reasonable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
We monitor acquired intangible assets for impairment on a periodic basis by reviewing for indicators of impairment. If an indicator exists, we compare the estimated net realizable value to the carrying value of the intangible asset as of the reporting period. The recoverability of the intangible assets is primarily dependent upon our ability to commercialize solutions utilizing the acquired technologies, retain existing customers and customer contracts, and maintain brand awareness. The estimated net realizable value of the acquired intangible assets is based on the estimated undiscounted future cash flows derived from such intangible assets. Our assumptions about future revenues and expenses require significant judgment associated with the forecast of the performance of our solutions, customer retention rates and ability to secure and maintain our market position. Actual revenues and costs could vary significantly from these forecasted amounts. If these solutions are not ultimately accepted by our customers and distributors, and there is no alternative future use for the technology; or if we fail to retain acquired customers or successfully market acquired brands, we could determine that some or all of the remaining $760.3 million carrying value of our acquired intangible assets is impaired. In the event of impairment, we would record an impairment charge to earnings that could have a material adverse effect on our results of operations.
Goodwill
The excess of the fair value of the purchase price over the fair values of the identifiable assets and liabilities from our acquisitions is recorded as goodwill. At December 31, 2021, we had $3.40 billion in goodwill related to our acquisitions under one reportable unit. Our revenues are derived from sales of our Workspace solutions and App Delivery and Security products, and related support. See Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding our reportable segment.
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
In the fourth quarter of 2021, we performed a qualitative assessment to determine whether further quantitative impairment testing for goodwill and certain intangible assets is necessary, and we refer to this assessment as the Qualitative Screen. In performing the Qualitative Screen, we are required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to our business, industry and market trends, and the overall future financial performance of our reporting unit and future opportunities in the markets in which it operates. If after performing the Qualitative Screen impairment indicators are present, we would perform a quantitative impairment test to estimate the fair value of goodwill and certain intangible assets. In doing so, we would estimate future revenue, consider market factors and estimate our future cash flows. Based on these key assumptions, judgments and estimates, we determine whether we need to record an impairment charge to reduce the value of the goodwill and certain intangible assets carried on our balance sheet to their estimated fair value. Assumptions, judgments and estimates about future values are complex and often subjective and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy or our internal forecasts. Although we believe the assumptions, judgments and estimates we have made have been reasonable and appropriate, different assumptions, judgments and estimates could materially affect our results of operations. As a result of the Qualitative Screen, no further quantitative impairment test was deemed necessary. There was no impairment of goodwill as a result of the annual impairment tests completed during the fourth quarters of 2021 and 2020.
Income Taxes
We are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements. At December 31, 2021, we had $410.2 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review deferred tax assets periodically for recoverability and make estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. At December 31, 2021, we determined that a $122.5 million valuation allowance relating to deferred tax assets for net operating losses and tax credits was necessary. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes.
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

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the SEC on February 8, 2021.
The following table sets forth our consolidated statements of income data and presentation of that data as a percentage of change from year-to-year (in thousands other than percentages):

	Year Ended December 31,			2021 vs. 2020	2020 vs. 2019
	2021	2020	2019
Revenues:
Subscription	$1,553,775	$1,114,798	$650,810	39.4%	71.3%
Product and license	171,186	444,437	583,474	(61.5)	(23.8)
Support and services	1,492,209	1,677,465	1,776,280	(11.0)	(5.6)
Total net revenues	3,217,170	3,236,700	3,010,564	(0.6)	7.5
Cost of net revenues:
Cost of subscription, support and services	453,755	389,612	310,255	16.5	25.6
Cost of product and license revenues	79,927	76,152	102,452	5.0	(25.7)
Amortization and impairment of product related intangible assets	91,395	32,782	51,340	178.8	(36.1)
Total cost of net revenues	625,077	498,546	464,047	25.4	7.4
Gross profit	2,592,093	2,738,154	2,546,517	(5.3)	7.5
Operating expenses:
Research and development	581,600	538,080	518,877	8.1	3.7
Sales, marketing and services	1,194,657	1,224,377	1,132,956	(2.4)	8.1
General and administrative	409,630	352,109	320,429	16.3	9.9
Amortization of other intangible assets	66,263	2,799	15,890	*	(82.4)
Restructuring	103,323	11,981	22,247	*	(46.1)
Total operating expenses	2,355,473	2,129,346	2,010,399	10.6	5.9
Income from operations	236,620	608,808	536,118	(61.1)	13.6
Interest income	1,232	3,108	18,280	(60.4)	(83.0)
Interest expense	(91,793)	(64,687)	(45,974)	41.9	40.7
Other income, net	21,088	7,651	1,076	*	*
Income before income taxes	167,147	554,880	509,500	(69.9)	8.9
Income tax (benefit) expense	(140,352)	50,434	(172,313)	*	*
Net income	$307,499	$504,446	$681,813	(39.0)%	(26.0)%
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

	Year Ended December 31,			2021 vs. 2020	2020 vs. 2019
	2021	2020	2019
	(In thousands)
Revenues:
Subscription	$1,553,775	$1,114,798	$650,810	$438,977	$463,988
Product and license	171,186	444,437	583,474	(273,251)	(139,037)
Support and services	1,492,209	1,677,465	1,776,280	(185,256)	(98,815)
Total net revenues	$3,217,170	$3,236,700	$3,010,564	$(19,530)	$226,136
Subscription
Subscription revenue increased during 2021 compared to 2020 primarily due to continued customer adoption of our solutions delivered via the cloud of $316.5 million, primarily from our Workspace offerings, which include the Wrike acquisition. There was also an increase in on-premise subscription license revenue of $122.4 million, comprised of increases in revenue from our Workspace offerings of $71.6 million, and our App Delivery and Security offerings of $50.8 million.
Product and license
Product and license revenue decreased during 2021 when compared to 2020 primarily due to lower sales of our perpetual Workspace solutions as a result of our decision to discontinue the broad availability of new perpetual licenses for Citrix Workspace beginning October 1, 2020.

Support and services
Support and services revenue decreased when comparing 2021 to 2020 primarily due to a decrease in sales of maintenance services across our Workspace perpetual offerings of $128.3 million and App Delivery and Security perpetual offerings of $39.9 million, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition.
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
The following table presents the amounts of deferred and unbilled revenue (in thousands):

	December 31, 2021	December 31, 2020	2021 vs. 2020
Deferred revenue	$2,037,593	$1,902,576	$135,017
Unbilled revenue	1,300,048	1,036,072	263,976

Deferred revenues increased approximately $135.0 million as of December 31, 2021 compared to December 31, 2020 primarily due to an increase in deferred subscription revenue of $382.4 million, which includes the Wrike acquisition, partially offset by a decrease in deferred maintenance and support revenue of $251.6 million, mostly from Workspace perpetual software maintenance. Unbilled revenue as of December 31, 2021 increased $264.0 million from December 31, 2020 primarily due to increased customer adoption of multi-year subscription agreements.
While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are wholly unfulfilled. Backlog includes the aggregate amounts we expect to recognize as point in time revenue in the following quarter associated with contractually committed amounts for on-premise subscription software licenses, as well as confirmed product license orders that have not shipped and are wholly unfulfilled. As of December 31, 2021 and 2020, the amount of backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for 49.7% and 50.5% of our net revenues for the years ended December 31, 2021 and 2020, respectively. The change in our international revenues as a percentage of our net revenues for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was not significant. For detailed information on international revenues, please refer to Note 12 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.

Cost of Net Revenues

	Year Ended December 31,			2021 vs. 2020	2020 vs. 2019
	2021	2020	2019
	(In thousands)
Cost of subscription, support and services	$453,755	$389,612	$310,255	$64,143	$79,357
Cost of product and license revenues	79,927	76,152	102,452	3,775	(26,300)
Amortization and impairment of product related intangible assets	91,395	32,782	51,340	58,613	(18,558)
Total cost of net revenues	$625,077	$498,546	$464,047	$126,531	$34,499
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
Cost of subscription, support and services revenues increased during 2021 when compared to 2020 primarily due to higher costs of providing our offerings delivered via the cloud, which include the Wrike acquisition.
Cost of product and license revenues increased during 2021 when compared to 2020 primarily due to higher costs related to our App Delivery and Security perpetual products, which contain hardware components that have a higher cost than our software products.
Amortization and impairment of product related intangible assets increased during 2021 as compared to 2020 primarily due to acquired intangibles in connection with the Wrike acquisition of $49.1 million and the impairment of Sapho Inc. technology of $19.4 million in 2021, partially offset by decreases due to fully amortized developed technology intangible assets of $10.3 million.
For more information regarding our intangible asset impairments and Wrike acquired intangible assets, see Notes 2 and 6, respectively, to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.
Gross Margin
Gross margin as a percent of revenue was 80.6% for 2021 and 84.6% for 2020. The change in gross margin as a percent of revenue was primarily driven by the end of sale of Workspace perpetual licenses as of October 1, 2020 that have historically had a higher gross margin than our Subscription and Application Delivery and Security offerings, as well as the Wrike acquisition.
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

Research and Development Expenses

	Year Ended December 31,			2021 vs. 2020	2020 vs. 2019
	2021	2020	2019
	(In thousands)
Research and development	$581,600	$538,080	$518,877	$43,520	$19,203
Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during 2021 as compared to 2020 primarily due to increases in compensation and other employee-related costs of $26.5 million as a result of higher headcount, in part due to the Wrike acquisition, stock-based compensation of $7.1 million and an increase in professional services fees of $5.7 million.
Sales, Marketing and Services Expenses

	Year Ended December 31,			2021 vs. 2020	2020 vs. 2019
	2021	2020	2019
	(In thousands)
Sales, marketing and services	$1,194,657	$1,224,377	$1,132,956	$(29,720)	$91,421
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
Sales, marketing and services expenses decreased during 2021 compared to 2020 primarily due to a decrease in variable compensation of $70.6 million, as the comparative period included higher amounts driven by demand of limited-use licenses. This decrease was partially offset by increases in marketing programs of $23.0 million, related to higher demand generation costs, professional services fees of $12.8 million, and compensation and other employee-related costs of $7.9 million.
General and Administrative Expenses

	Year Ended December 31,			2021 vs. 2020	2020 vs. 2019
	2021	2020	2019
	(In thousands)
General and administrative	$409,630	$352,109	$320,429	$57,521	$31,680
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during 2021 compared to 2020 primarily due to increases in stock-based compensation of $22.9 million, transaction costs related to the Wrike acquisition of $13.2 million, and professional services fees of $12.3 million.
Amortization of Other Intangible Assets

	Year Ended December 31,			2021 vs. 2020	2020 vs. 2019
	2021	2020	2019
	(In thousands)
Amortization of other intangible assets	$66,263	$2,799	$15,890	$63,464	$(13,091)
Amortization of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions.
The increase in Amortization of other intangible assets when comparing 2021 to 2020 was primarily due to acquired intangible assets in connection with the Wrike acquisition.
For more information regarding our Wrike acquired intangible assets, see Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.

Restructuring Expenses

	Year Ended December 31,			2021 vs. 2020	2020 vs. 2019
	2021	2020	2019
	(In thousands)
Restructuring	$103,323	$11,981	$22,247	$91,342	$(10,266)
Restructuring expenses increased during 2021 compared to 2020, primarily due to the 2021 Restructuring Program, which resulted in increases in employee severance and related costs of $63.9 million and right-of-use asset impairments of $12.0 million. Also contributing to the increase are other asset impairments of $15.4 million in 2021.
For more information regarding restructuring programs, see Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.
Interest income

	Year Ended December 31,			2021 vs. 2020	2020 vs. 2019
	2021	2020	2019
	(In thousands)
Interest income	$1,232	$3,108	$18,280	$(1,876)	$(15,172)
Interest income primarily consists of interest earned on our cash, cash equivalents and investment balances. The change in interest income during 2021 as compared to 2020 was not significant. For more information regarding our investments, see Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.
Interest Expense

	Year Ended December 31,			2021 vs. 2020	2020 vs. 2019
	2021	2020	2019
	(In thousands)
Interest expense	$(91,793)	$(64,687)	$(45,974)	$(27,106)	$(18,713)
Interest expense primarily consists of interest paid on our 2026 Notes, 2027 Notes and 2030 Notes, 2021 Term Loan Credit Agreement, Term Loan Credit Agreement and our credit facility. When comparing 2021 and 2020, the increase is primarily due to the debt incurred in connection with the Wrike acquisition.
For more information regarding our debt, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.
Other income, net

	Year Ended December 31,			2021 vs. 2020	2020 vs. 2019
	2021	2020	2019
	(In thousands)
Other income, net	$21,088	$7,651	$1,076	$13,437	$6,575
Other income, net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions and non-designated hedges, sublease income, realized losses related to changes in the fair value of our investments that have a decline in fair value and recognized gains (losses) related to our investments.
The change in Other income, net when comparing 2021 to 2020 is primarily due to recognized gains on our strategic investments of $16.9 million, partially offset by losses from remeasurement of foreign currency transactions of $5.3 million.
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

Our effective tax rate was approximately (84.0)% for the year ended December 31, 2021 and 9.1% for the year ended December 31, 2020. The decrease in the effective tax rate when comparing the year ended December 31, 2021 to the year ended December 31, 2020, was primarily due to an income tax benefit of $120.4 million due to final rulings issued by the Swiss taxing authorities that provided revised guidance related to certain provisions of the Federal Act on Tax Reform and AHV Financing (“TRAF”).
We are subject to tax in the U.S. and in multiple foreign tax jurisdictions. Our U.S. liquidity needs are currently satisfied using cash flows generated from our U.S. operations, borrowings, or both. We also utilize a variety of tax planning strategies in an effort to ensure that our worldwide cash is available in locations in which it is needed. We expect to repatriate a substantial portion of our foreign earnings over time, to the extent that the foreign earnings are not restricted by local laws or result in significant incremental costs associated with repatriating the foreign earnings. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 for income tax information.
Liquidity and Capital Resources
Cash, Cash Equivalents and Investments

	December 31,		2021 vs. 2020
	2021	2020
	(In thousands)
Cash, cash equivalents and investments	$541,933	$891,373	$(349,440)

Our principal sources of liquidity are our cash, cash equivalents and investments. The decrease in cash, cash equivalents and investments at December 31, 2021 as compared to December 31, 2020, is primarily due to cash paid for the Wrike acquisition, net of cash acquired of $2.02 billion, repayment of Wrike acquired debt of $190.0 million, cash dividends paid on our common stock of $183.8 million, repayment on the Term Loan Credit Agreement of $150.0 million, cash paid for tax withholding on vested stock awards of $115.5 million and cash paid for the purchase of property and equipment of $83.4 million, partially offset by cash received from debt offerings of $1.74 billion and cash provided by operating activities of $671.7 million.
As of December 31, 2021, $327.9 million of the $541.9 million of cash, cash equivalents and investments was held by our foreign subsidiaries. The cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Cash Flow Activities
During 2021, we generated operating cash flows of $671.7 million. These operating cash flows related primarily to net income of $307.5 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $347.0 million and stock-based compensation expense of $346.8 million. Partially offsetting these changes was a change in operating assets and liabilities, net of effects of acquisitions of $216.4 million and a deferred income tax benefit of $160.8 million. The change in our operating assets and liabilities, net of effects of acquisitions was primarily the result of outflows from accrued expenses and other current liabilities of $127.8 million, mostly from net decreases in employee-related accruals of $76.2 million and payments on leases of $59.7 million. Also contributing to the change in operating assets and liabilities, net of effects of acquisitions were outflows from other assets of $105.5 million, primarily due to an increase in capitalized commissions, and income taxes, net of $68.2 million, mostly due to decreases in income taxes payable of $32.7 million and increases in prepaid taxes of $29.8 million. These outflows were partially offset by an inflow from deferred revenue of $101.8 million and an inflow from accounts payable of $64.2 million due to the timing of payments. Our investing activities used $2.00 billion of cash consisting primarily of cash paid for the Wrike acquisition, net of cash acquired of $2.02 billion and cash paid for the purchase of property and equipment of $83.4 million, partially offset by net proceeds from investments of $118.3 million. Our financing activities provided cash of $1.09 billion, primarily consisting of net proceeds from the 2021 Term Loan of $997.9 million and 2026 Notes of $741.4 million, partially offset by repayment of Wrike acquired debt of $190.0 million, cash dividends paid on our common stock of $183.8 million, repayment on the Term Loan Credit Agreement of $150.0 million, and cash paid for tax withholding on vested stock awards of $115.5 million.
During 2020, we generated operating cash flows of $935.8 million. These operating cash flows related primarily to net income of $504.4 million, adjusted for, among other things, non-cash charges, including stock-based compensation expense of $307.7 million and depreciation and amortization expenses of $207.9 million. Partially offsetting these changes was change in operating assets and liabilities, net of effects of acquisitions of $88.7 million. The change in our net operating assets and liabilities, net of effects of acquisitions was primarily a result of an outflow in accounts receivable of $151.8 million mostly due to an increase in sales, an outflow in other assets of $119.8 million mostly due to an increase in capitalized commissions from higher subscription sales and an outflow from income taxes, net of $51.5 million. These outflows were partially offset by an inflow in accrued expenses of $161.5 million, primarily due to increases in employee-related accruals and an inflow in deferred revenue of $106.8 million. Our investing activities used $138.3 million of cash consisting primarily of net purchases of investments of $88.3 million and cash paid for the purchase of property and equipment of $41.4 million. Our financing activities used cash of $595.2 million, primarily for stock repurchases of $1.29 billion, cash dividends paid on our common stock of $172.0 million and cash paid for tax withholding on vested stock awards of $121.7 million. These outflows are partially offset by net proceeds from the issuance of our 2030 Notes of $738.1 million and net borrowings from our Term Loan Credit Agreement of $248.8 million.
Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue in 2022. Our 2022 operating cash flows could be impacted due to incremental cash outlays related to the 2021 Restructuring Program and expected transaction costs related to the pending Merger. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements and service our debt obligations for the next 12 months.
Term Loan Credit Agreements
On February 5, 2021, we entered into the 2021 Term Loan Credit Agreement, consisting of a $1.00 billion 2021 Term Loan. We borrowed $1.00 billion on February 26, 2021 under the 2021 Term Loan, and the loan matures on February 25, 2024. The proceeds under the 2021 Term Loan were used to finance a portion of the purchase price for the Wrike acquisition.
On January 21, 2020, we entered into a $1.00 billion Term Loan Credit Agreement, consisting of a $500.0 million 364-day Term Loan facility (the “364-day Term Loan”), and a $500.0 million 3-year Term Loan facility (the “3-year Term Loan”). During the year ended December 31, 2020, we used borrowings from the Term Loan Credit Agreement to enter into an aggregate $1.00 billion accelerated share repurchase program. During the year ended December 31, 2021, we repaid $150.0 million under the 3-year Term Loan. As of December 31, 2021, $100.0 million was outstanding under the 3-year Term Loan.
Senior Notes
On February 18, 2021, we issued $750.0 million of unsecured senior notes, or the 2026 Notes. The 2026 Notes accrue interest at a rate of 1.250% per annum, which is due semi-annually on March 1 and September 1 of each year beginning on September 1, 2021. The net proceeds from this offering were $741.4 million. During the year ended December 31, 2021, we used the net proceeds from the 2026 Notes to fund a portion of the purchase price for the Wrike acquisition.
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
On November 15, 2017, we issued $750.0 million of unsecured senior notes due December 1, 2027 (the “2027 Notes”). The 2027 Notes accrue interest at a rate of 4.500% per annum, which is due semi-annually on June 1 and December 1 of each year.
Credit Facility
On November 26, 2019, we entered into a $250.0 million five-year unsecured revolving credit facility under an amended and restated credit agreement (the “Credit Agreement”). We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. As of December 31, 2021, no amounts were outstanding under the credit facility.
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
See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 for additional details regarding our debt.
Stock Repurchase Program
Our Board of Directors authorized a stock repurchase program, of which $1.00 billion was approved in January 2020. The objective of the stock repurchase program was to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At December 31, 2021, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased were recorded as treasury stock.
During the year ended December 31, 2021, we did not have any open market purchases under the stock repurchase program. While the Merger Agreement is in effect, we are prohibited from repurchasing shares of our common stock, including under the stock repurchase program.
See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 for additional details on our share repurchase program.

Shares for Tax Withholding
During the year ended December 31, 2021, we withheld 870,057 shares from equity awards that vested, totaling $115.5 million to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our consolidated balance sheet included in this Annual Report on Form 10-K for the year ended December 31, 2021 and the related cash outlays do not reduce our total stock repurchase authority.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2021 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 (in thousands):

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$244,199	$64,014	$104,186	$55,472	$20,527
Total long-term debt(2)	3,350,000	—	1,100,000	750,000	1,500,000
Purchase obligations(3)	975,082	107,973	52,904	—	814,205
Transition tax payable(4)	232,086	27,304	119,456	85,326	—
Total contractual obligations(5)	$4,801,367	$199,291	$1,376,546	$890,798	$2,334,732
(1)The amount above represents the value of our operating lease obligations. See Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 for further information.
(2)The amount above represents the balances to be repaid under our senior notes and term loan credit agreements. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 for further information.
(3)Purchase obligations represent non-cancelable commitments to purchase inventory ordered as of December 31, 2021 and contingent obligations to purchase inventory. It also includes a remaining purchase commitments for our use of certain cloud services with third-party providers. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 for further information.
(4)Represents transition tax payable on deemed repatriation of deferred foreign income incurred as a result of the 2017 Tax Act.

(5)Total contractual obligations do not include agreements where our commitment is variable in nature or where cancellations without payment provisions exist and excludes $103.5 million of liabilities related to uncertain tax positions recorded in accordance with authoritative guidance, because we could not make reasonably reliable estimates of the period or amount of cash settlement with the respective taxing authorities. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021 for further information.
As of December 31, 2021, we did not have any individually material finance lease obligations or other material long-term commitments reflected on our consolidated balance sheets.
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
We are exposed to financial market risks, including changes in foreign currency exchange rates and interest rates that could adversely affect our results of operations or financial condition. To mitigate foreign currency risk, we utilize derivative financial instruments. The counterparties to our derivative instruments are major financial institutions. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2021. Actual results could differ materially.
Discussions of our accounting policies for derivatives and hedging activities are included in Notes 2 and 14 to our consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.
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
At December 31, 2021 and 2020, we had in place foreign currency forward sale contracts with a notional amount of $387.7 million and $317.9 million, respectively, and foreign currency forward purchase contracts with a notional amount of $129.1 million and $149.7 million, respectively. At December 31, 2021, these contracts had an aggregate fair value liability of $0.8 million and at December 31, 2020, these contracts had an aggregate fair value asset of $2.6 million. Based on a hypothetical 10% appreciation of the U.S. dollar from December 31, 2021 market rates, the fair value of our foreign currency forward contracts would increase by $26.0 million. Conversely, a hypothetical 10% depreciation of the U.S. dollar from December 31, 2021 market rates would decrease the fair value of our foreign currency forward contracts by $26.0 million. In these hypothetical movements, foreign operating costs would move in the opposite direction. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates quantified above, changes in exchange rates could also change the dollar value of sales and affect the volume of sales as the prices of our competitors’ products become more or less attractive. We do not anticipate any material adverse impact to our consolidated financial position, results of operations, or cash flows as a result of these foreign exchange forward contracts.
Exposure to Interest Rates
We have interest rate exposures resulting from our interest-based available-for-sale investments. We maintain available-for-sale investments in debt securities and we limit the amount of credit exposure to any one issuer or type of instrument. The securities in our investment portfolio are not leveraged. The securities classified as available-for-sale are subject to interest rate risk. The modeling technique used measures the change in fair values arising from an immediate hypothetical shift in market interest rates and assumes that ending fair values include principal plus accrued interest and reinvestment income. If market interest rates were to increase by 100 basis points from December 31, 2021 and 2020 levels, the fair value of the available-for-sale portfolio would decline by approximately $0.3 million and $0.6 million, respectively. If market interest rates were to decrease by 100 basis points from December 31, 2021 and 2020 levels, the fair value of the available-for-sale portfolio would increase by approximately $0.2 million for both periods. These amounts are determined by considering the impact of the hypothetical interest rate movements on our available-for-sale investment portfolios. This analysis does not consider the effect of credit risk as a result of the changes in overall economic activity that could exist in such an environment.
We are also exposed to the impact of changes in interest rates as they affect our Term Loan Credit Agreement and the 2021 Term Loan Credit Agreement, both of which bear interest at a rate equal to either a customary base rate formula plus an applicable margin or LIBOR plus an applicable margin. As of December 31, 2021, we had $100.0 million outstanding under the Term Loan Credit Agreement and $1.00 billion outstanding under the 2021 Term Loan Credit Agreement. Because interest rates applicable to the Term Loan Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affects our interest expense. A hypothetical increase of 100 basis points in interest rates would result in an increase in interest expense of $11.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements, together with the report of independent registered public accounting firm, appear at pages F-1 through F-48 of this Annual Report on Form 10-K for the year ended December 31, 2021 and are incorporated by reference into this item 8.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2021, our management, with the participation of our Interim Chief Executive Officer and President and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon that evaluation, our Interim Chief Executive Officer and President and our Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Interim Chief Executive Officer and President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended December 31, 2021, except for the acquisition of Wrike described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On February 26, 2021, we completed the acquisition of Wrike. Pursuant to the Securities and Exchange Commission's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for a period not to exceed one year from the date of acquisition, the scope of our assessment of our internal controls over financial reporting at December 31, 2021 does not include Wrike. We are finalizing our evaluation and implementation of our internal control structure over Wrike operations, which we expect to be completed during fiscal year 2022; however, we do not anticipate implementation will materially affect our internal controls over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. As permitted by SEC guidance for newly acquired businesses, management’s assessment of our internal control over financial reporting did not include an assessment of internal control over financial reporting of Wrike. Wrike accounted for approximately 1% of total assets as of December 31, 2021 and approximately 3% of revenues for the year ended on December 31, 2021. These percentages were derived using amounts related to Wrike that have not yet been integrated into our internal control environment as of December 31, 2021. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, or the COSO criteria. Based on our assessment we believe that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Citrix Systems, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Citrix Systems, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Citrix Systems, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Wrike, Inc. and its subsidiaries, which is included in the 2021 consolidated financial statements of the Company and constituted 1% of total assets as of December 31, 2021 and 3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Wrike, Inc. and its subsidiaries.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boca Raton, Florida
February 16, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A filed with the Securities and Exchange Commission with respect to any 2022 annual meeting of shareholders that is held.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A filed with the Securities and Exchange Commission with respect to any 2022 annual meeting of shareholders that is held.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A filed with the Securities and Exchange Commission with respect to any 2022 annual meeting of shareholders that is held.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A filed with the Securities and Exchange Commission with respect to any 2022 annual meeting of shareholders that is held.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A filed with the Securities and Exchange Commission with respect to any 2022 annual meeting of shareholders that is held.

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
2.1**
Separation and Distribution Agreement, dated as of July 26, 2016, by and among Citrix Systems, Inc., GetGo, Inc. and LogMeIn, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 28, 2016)

2.2**
Amended and Restated Tax Matters Agreement, dated as of September 13, 2016, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K filed on February 16, 2017)

2.3**
Agreement and Plan of Merger, dated as of January 16, 2021, by and among Citrix Systems, Inc., Wallaby Merger Sub, LLC, Wrangler Topco, LLC and Vista Equity Partners Management, LLC, as the representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 19, 2021)

2.4**
Agreement and Plan of Merger, dated January 31, 2022, by and among Citrix Systems, Inc., Picard Parent, Inc., Picard Merger Sub, Inc. and TIBCO Software, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 31, 2022)

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
4.7
Third Supplemental Indenture dated as of February 18, 2021 between Citrix Systems, Inc. and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021)

4.8	Form of 1.250% Senior Note due 2026 (included in Exhibit 4.7)
4.9	Description of Securities (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on February 14, 2020)
10.1*	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2010)
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

10.19*†	Form of Executive Agreement of Citrix Systems, Inc. by and between the Company and each of its executive officers (other than CEO)
10.20*
First Amendment to Executive Agreement, dated March 3, 2021, by and between Citrix Systems, Inc. and Antonio G. Gomes (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2021)

10.21*
First Amendment to Executive Agreement, dated March 3, 2021, by and between Citrix Systems, Inc. and Donna Kimmel (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021)

10.22*†	Form of Amendment to Executive Agreement of Citrix Systems, Inc., dated October 13, 2021, by and between the Company and each of its executive officers (other than CEO)
10.23*
Benefits Continuation Agreement, dated as of April 30, 2019, between the Company and Robert M. Calderoni (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019)

10.24*†	Employment Agreement, dated October 5, 2021, by and between the Company and Robert M. Calderoni

10.25*†	Global Restricted Stock Unit Agreement under the 2014 Plan, dated as of October 6, 2021, by and between the Company and Robert M. Calderoni
10.26*
Employment Agreement, dated July 10, 2017, by and between Citrix Systems, Inc. and David J. Henshall (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2017)

10.27*
First Amendment to Employment Agreement, dated March 3, 2021, by and between Citrix Systems, Inc. and David J. Henshall (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2021)

10.28*†	Second Amendment to Employment Agreement, dated October 5, 2021, by and between Citrix Systems, Inc. and David J. Henshall
10.29*†	Second Amendment to Employment Agreement, dated November 12, 2021, by and between Citrix Systems, Inc. and Paul J. Hough
10.30*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards - 2018 Annual Awards) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.31*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards - 2018 Annual Awards) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.32*
Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Interim Performance Period) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2020)

10.33*
Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2020)

10.34*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2020)

10.35*
Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. Second Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021)

10.36*
Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Second Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021)

10.37*	Wrike, Inc. Amended and Restated 2013 Stock Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021)
10.38*
Form of Stock Option Agreement Under the Wrike, Inc. Amended and Restated 2013 Stock Plan as Assumed by Citrix Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021)

10.39*
Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021)

10.40*
Form of Non-Qualified Stock Option Agreement Under the Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan as Assumed by Citrix Systems, Inc. (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021).

10.41*
Form of Global Restricted Stock Unit Agreement Under the Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan as Assumed by Citrix Systems, Inc. (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021).

10.42*	Citrix Systems, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-253689) filed on March 1, 2021)
10.43*
Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-253689) filed on March 1, 2021)

10.44
Amended and Restated Credit Agreement, dated as of November 26, 2019, by and among Citrix Systems, Inc., the initial lenders named therein, and Bank of America, N.A., as Administrative Agent. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2019)

10.45
Term Loan Credit Agreement, dated as of January 21, 2020, by and among Citrix Systems, Inc., the initial lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2020)

10.46
Master Confirmation between Goldman Sachs & Co. LLC and Citrix Systems, Inc., dated January 30, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2020)

10.47
Master Confirmation between Wells Fargo Bank, National Association and Citrix Systems, Inc., dated January 30, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2020)

10.48
Bridge and Take-Out Facility Commitment Letter, dated January 16, 2021, between JPMorgan Chase Bank, N.A. and Citrix Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2021)

10.49**
Term Loan Credit Agreement, dated as of February 5, 2021, by and among Citrix Systems, Inc., the initial lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on February 8, 2021)

10.50
First Amendment to Term Loan Credit Agreement, dated as of February 5, 2021, by and among Citrix Systems, Inc., the lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on February 8, 2021)

10.51
First Amendment to Credit Agreement, dated as of February 5, 2021, by and among Citrix Systems, Inc., the lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on February 8, 2021)

10.52*†	Employment Agreement, dated November 12, 2021, by and between the Company and Michael Arenth
21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in signature page)
31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer
31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer
32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Indicates a management contract or a compensatory plan, contract or arrangement.
**	Schedules (or similar attachments) have been omitted pursuant to Item 601 of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC.
†	Filed herewith.
††	Furnished herewith.
(P)	This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

(b) Exhibits.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2021, the exhibits listed in Item 15(a)(3) above. Exhibits which are incorporated herein by reference can be accessed free of charge through the EDGAR database at the SEC’s website at www.sec.gov.
(c) Financial Statement Schedule.
The Company hereby files as part of this Annual Report on Form 10-K for the year ended December 31, 2021 the consolidated financial statement schedule listed in Item 15(a) above, which is attached hereto.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fort Lauderdale, Florida on the 16th day of February, 2022.

CITRIX SYSTEMS, INC.

By:	/S/ ROBERT M. CALDERONI
Robert M. Calderoni
Interim Chief Executive Officer and President

POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of Citrix Systems, Inc., hereby severally constitute and appoint Robert M. Calderoni and Arlen R. Shenkman, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Citrix Systems, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 16th day of February, 2022.

Signature	Title(s)

/S/ ROBERT M. CALDERONI	Interim Chief Executive Officer and President and Chairman of the Board of Directors
Robert M. Calderoni

/S/ ARLEN R. SHENKMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Arlen R. Shenkman

/S/ JESSICA SOISSON	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)
Jessica Soisson

/S/ NANCI E. CALDWELL	Director
Nanci E. Caldwell

/S/ MURRAY J. DEMO	Director
Murray J. Demo

/S/ THOMAS E. HOGAN	Director
Thomas E. Hogan

/S/ MOIRA A. KILCOYNE	Director
Moira A. Kilcoyne

/S/ ROBERT E. KNOWLING, JR.	Director
Robert E. Knowling, Jr.

/S/ PETER J. SACRIPANTI	Director
Peter J. Sacripanti

/S/ J. DONALD SHERMAN	Director
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Citrix Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Citrix Systems, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2022 expressed an unqualified opinion thereon.
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
Business Combinations - Accounting for the acquisition of Wrangler Topco, LLC

Description of the Matter	On February 26, 2021, the Company completed the acquisition of Wrangler Topco, LLC, the parent entity of Wrike, Inc. (“Wrike”), for approximately $2.07 billion. As disclosed in Note 6 to the consolidated financial statements, the Company accounted for the transaction as a business combination.

Auditing the Company's accounting for its acquisition of Wrike was complex due to significant estimation uncertainty in the Company's determination of the fair value of identified intangible assets, which principally consisted of customer relationships of $446.4 million and developed technology of $347.9 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business. The Company used an income approach to measure the fair value of the developed technology and customer relationship intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., expected future cash flows, royalty rates, customer churn, technology obsolescence, etc.). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We tested the Company's controls over its accounting for acquisitions. Our tests included controls over the estimation process supporting the recognition and measurement of customer-related and developed technology intangible assets. We also tested management's review of assumptions used on the valuation models.

To test the estimated fair value of the customer-related and developed technology intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. For example, we compared the significant assumptions to third party industry projections. Specifically, when assessing the key assumptions, we focused on discount rates, revenue growth rates and royalty rates that would drive these forecasted growth rates. We also evaluated the Company's disclosures included in Note 6 to the consolidated financial statements.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1989.
Boca Raton, Florida
February 16, 2022

CITRIX SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets	(In thousands, except par value)
Current assets:
Cash and cash equivalents	$513,993	$752,895
Short-term investments, available-for-sale	13,186	124,113
Accounts receivable, net of allowances of $33,279 and $25,868 at December 31, 2021 and 2020, respectively	885,311	858,009
Inventories, net	23,158	20,089
Prepaid expenses and other current assets	283,337	236,000
Total current assets	1,718,985	1,991,106
Long-term investments, available-for-sale	14,754	14,365
Property and equipment, net	219,031	208,811
Operating lease right-of-use assets, net	154,685	187,129
Goodwill	3,400,792	1,798,408
Other intangible assets, net	760,293	81,491
Deferred tax assets, net	417,016	386,504
Other assets	289,961	222,533
Total assets	$6,975,517	$4,890,347
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$165,250	$92,266
Accrued expenses and other current liabilities	444,767	507,185
Income taxes payable	35,996	42,760
Current portion of deferred revenues	1,708,058	1,510,216
Total current liabilities	2,354,071	2,152,427
Long-term portion of deferred revenues	329,535	392,360
Long-term debt	3,326,327	1,732,622
Long-term income taxes payable	204,782	232,086
Operating lease liabilities	166,014	195,767
Other liabilities	47,531	72,942
Commitments and contingencies
Stockholders' equity:
Preferred stock at $0.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $0.001 par value: 1,000,000 shares authorized; 325,174 and 321,964 shares issued and outstanding at December 31, 2021 and 2020, respectively	325	322
Additional paid-in capital	7,041,576	6,608,018
Retained earnings	5,100,624	4,984,333
Accumulated other comprehensive loss	(2,896)	(3,649)
	12,139,629	11,589,024
Less - common stock in treasury, at cost (200,313 and 199,443 shares at December 31, 2021 and 2020, respectively)	(11,592,372)	(11,476,881)
Total stockholders' equity	547,257	112,143
Total liabilities and stockholders' equity	$6,975,517	$4,890,347
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share information)
Revenues:
Subscription	$1,553,775	$1,114,798	$650,810
Product and license	171,186	444,437	583,474
Support and services	1,492,209	1,677,465	1,776,280
Total net revenues	3,217,170	3,236,700	3,010,564
Cost of net revenues:
Cost of subscription, support and services	453,755	389,612	310,255
Cost of product and license revenues	79,927	76,152	102,452
Amortization and impairment of product related intangible assets	91,395	32,782	51,340
Total cost of net revenues	625,077	498,546	464,047
Gross profit	2,592,093	2,738,154	2,546,517
Operating expenses:
Research and development	581,600	538,080	518,877
Sales, marketing and services	1,194,657	1,224,377	1,132,956
General and administrative	409,630	352,109	320,429
Amortization of other intangible assets	66,263	2,799	15,890
Restructuring	103,323	11,981	22,247
Total operating expenses	2,355,473	2,129,346	2,010,399
Income from operations	236,620	608,808	536,118
Interest income	1,232	3,108	18,280
Interest expense	(91,793)	(64,687)	(45,974)
Other income, net	21,088	7,651	1,076
Income before income taxes	167,147	554,880	509,500
Income tax (benefit) expense	(140,352)	50,434	(172,313)
Net income	$307,499	$504,446	$681,813
Earnings per share:
Basic	$2.48	$4.08	$5.21
Diluted	$2.44	$4.00	$5.03
Weighted average shares outstanding:
Basic	124,113	123,575	130,853
Diluted	126,259	126,152	135,495
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands)

Net income	$307,499	$504,446	$681,813
Other comprehensive income:
Available for sale securities:
Change in net unrealized gains	16	128	2,881
Less: reclassification adjustment for net gains included in net income	—	(7)	(580)
Net change (net of tax effect)	16	121	2,301

Gain (loss) on pension liability	4,898	(1,337)	(1,127)

Cash flow hedges:
Change in unrealized (losses) gains	(1,459)	2,363	237
Less: reclassification adjustment for net (gains) losses included in net income	(2,702)	331	1,616
Net change (net of tax effect)	(4,161)	2,694	1,853

Other comprehensive income	753	1,478	3,027

Comprehensive income	$308,252	$505,924	$684,840
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
(In thousands)	Shares	Amount				Shares	Amount
Balance at December 31, 2018	309,761	$310	$5,404,500	$4,169,019	$(8,154)	(178,327)	$(9,014,156)	$551,519
Shares issued under stock-based compensation plans	2,603	3	(3)	—	—	—	—	—
Stock-based compensation expense	—	—	278,892	—	—	—	—	278,892
Common stock issued under employee stock purchase plan	471	—	39,469	—	—	—	—	39,469
Temporary equity reclassification	—	—	8,110	—	—	—	—	8,110
Stock repurchases, net	—	—	—	—	—	(4,534)	(453,853)	(453,853)
Restricted shares turned in for tax withholding	—	—	—	—	—	(882)	(89,213)	(89,213)
Cash dividends declared and paid	—	—	—	(182,947)	—	—	—	(182,947)
Settlement of convertible notes and hedges	4,950	5	509,519	—	—	(4,950)	(509,524)	—
Settlement of warrants	975	1	—	—	—	—	—	1
Cumulative-effect adjustment from adoption of accounting standards	—	—	—	838	—	—	—	838
Other	—	—	8,578	(8,578)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	3,027	—	—	3,027
Net income	—	—	—	681,813	—	—	—	681,813
Balance at December 31, 2019	318,760	319	6,249,065	4,660,145	(5,127)	(188,693)	(10,066,746)	837,656
Shares issued under stock-based compensation plans	2,721	3	(3)	—	—			—
Stock-based compensation expense	—	—	307,710	—	—	—	—	307,710
Common stock issued under employee stock purchase plan	483	—	44,635	—	—	—	—	44,635
Stock repurchases, net	—	—	—	—	—	(2,479)	(288,483)	(288,483)
Restricted shares turned in for tax withholding	—	—	—	—	—	(893)	(121,652)	(121,652)
Cash dividends declared and paid	—	—	—	(172,006)	—	—	—	(172,006)
Accelerated stock repurchase program	—	—	—	—	—	(7,378)	(1,000,000)	(1,000,000)
Cumulative-effect adjustment from adoption of accounting standards	—	—	—	(1,641)	—	—	—	(1,641)
Other	—	—	6,611	(6,611)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	1,478	—	—	1,478
Net income	—	—	—	504,446	—	—	—	504,446
Balance at December 31, 2020	321,964	322	6,608,018	4,984,333	(3,649)	(199,443)	(11,476,881)	112,143
Shares issued under stock-based compensation plans	2,696	3	280	—	—			283
Stock-based compensation expense	—	—	346,751	—	—	—	—	346,751
Common stock issued under employee stock purchase plan	514	—	50,222	—	—	—	—	50,222
Restricted shares turned in for tax withholding	—	—	—	—	—	(870)	(115,491)	(115,491)
Value of assumed equity awards related to pre-combination service	—	—	28,885	—	—	—	—	28,885
Cash dividends declared and paid	—	—	—	(183,788)	—	—	—	(183,788)
Other	—	—	7,420	(7,420)	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	753	—	—	753
Net income	—	—	—	307,499	—	—	—	307,499
Balance at December 31, 2021	325,174	$325	$7,041,576	$5,100,624	$(2,896)	(200,313)	$(11,592,372)	$547,257
See accompanying notes.

CITRIX SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
Operating Activities	(In thousands)
Net income	$307,499	$504,446	$681,813
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of intangible assets	157,658	35,581	67,230
Depreciation and amortization of property and equipment	61,633	65,125	72,079
Amortization of debt discount and transaction costs	9,966	2,905	10,219
Amortization of deferred costs	76,640	57,539	44,829
Amortization of operating lease right-of-use assets	51,089	49,704	50,163
Stock-based compensation expense	346,751	307,710	278,892
Deferred income tax benefit	(160,849)	(3,974)	(244,933)
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	11,709	(20,796)	2,631
Impairment and disposal of long-lived assets	36,861	9,106	2,832
Other non-cash items	(10,931)	17,209	7,798
Total adjustments to reconcile net income to net cash provided by operating activities	580,527	520,109	291,740
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(24,182)	(151,830)	(38,994)
Inventories	(4,028)	(4,220)	3,046
Prepaid expenses and other current assets	(42,932)	(44,447)	(7,129)
Other assets	(105,548)	(119,807)	(74,152)
Income taxes, net	(68,198)	(51,505)	(22,147)
Accounts payable	64,219	7,532	8,994
Accrued expenses and other current liabilities	(127,814)	161,454	(25,722)
Deferred revenues	101,773	106,785	(38,780)
Other liabilities	(9,665)	7,292	4,401
Total changes in operating assets and liabilities, net of the effects of acquisitions	(216,375)	(88,746)	(190,483)
Net cash provided by operating activities	671,651	935,809	783,070
Investing Activities
Purchases of available-for-sale investments	(23,719)	(513,608)	(20,003)
Proceeds from sales of available-for-sale investments	—	157,248	942,985
Proceeds from maturities of available-for-sale investments	134,273	277,056	178,070
Purchases of property and equipment	(83,432)	(41,438)	(63,454)
Cash paid for acquisitions, net of cash acquired	(2,022,304)	—	—
Cash paid for licensing agreements, patents and technology	(12,129)	(8,581)	(3,500)
Other	7,794	(8,982)	1,651
Net cash (used in) provided by investing activities	(1,999,517)	(138,305)	1,035,749
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plans	283	—	—
Proceeds from term loan credit agreement, net of issuance costs	997,947	998,846	—
Repayment of term loan credit agreement	(150,000)	(750,000)	—
Proceeds from senior notes, net of issuance costs	741,393	738,107	—
Proceeds from credit facility	—	—	200,000
Repayment of credit facility	—	—	(200,000)
Repayment of acquired debt	(190,000)	—	—
Repayment on convertible notes	—	—	(1,164,497)
Stock repurchases, net	—	(1,288,483)	(453,853)
Cash paid for tax withholding on vested stock awards	(115,491)	(121,652)	(89,213)
Cash paid for dividends	(183,788)	(172,006)	(182,947)
Other	(5,438)	—	—
Net cash provided by (used in) financing activities	1,094,906	(595,188)	(1,890,510)
Effect of exchange rate changes on cash and cash equivalents	(5,942)	4,818	(1,314)
Change in cash and cash equivalents	(238,902)	207,134	(73,005)
Cash and cash equivalents at beginning of year	752,895	545,761	618,766
Cash and cash equivalents at end of year	$513,993	$752,895	$545,761

Supplemental Cash Flow Information
Cash paid for income taxes	$80,134	$92,838	$86,460
Cash paid for interest	$84,802	$52,638	$37,667
Noncash financing activity:
Common stock issued for Employee Stock Purchase Plan	$50,222	$44,635	$39,469
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND ORGANIZATION
Citrix Systems, Inc. (“Citrix” or the “Company”), is a Delaware corporation incorporated on April 17, 1989. Citrix is an enterprise software company focused on helping organizations deliver a consistent and secure work experience no matter where work needs to get done — in the office, at home, or in the field. The Company does this by delivering a digital workspace solution that provides unified, reliable and secure access to all work resources (apps, content, etc.) and simplifies work execution and collaboration across every work channel, device, and location.
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
Recent Accounting Pronouncements
Business Combinations
In October 2021, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update on business combinations. The new guidance requires companies to apply revenue guidance under Accounting Standards Codification Topic 606 to recognize and measure contract assets and contract liabilities acquired in a business combination on the acquisition date. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. The update will be effective for the Company beginning in the first quarter of 2023, though early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of this new standard.
Income Taxes
In December 2019, the FASB issued an accounting standard update on income taxes. The new guidance eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted this standard effective January 1, 2021. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued an accounting standard update to guidance applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This update provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments are effective for all entities as of March 12, 2020, through December 31, 2022. The Company is currently evaluating the impact, but does not expect the standard to have a material impact on its consolidated financial position, results of operations and cash flows.
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
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2021 and 2020 include marketable securities, which are primarily money market funds, corporate securities and government securities with initial or remaining contractual maturities when purchased of three months or less.
Available-for-sale Investments
Short-term and long-term available for sale investments in debt securities at December 31, 2021 and 2020 primarily consist of agency securities, corporate securities and government securities. Investments classified as available-for-sale debt securities are stated at fair value with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss in the accompanying consolidated balance sheets. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize unrealized changes in the fair value of its available-for-sale debt securities in income unless a security is deemed to be impaired.
The allowance for credit losses on the Company's investments in available-for-sale debt securities is determined using a quantitative discounted cash flow analysis if impairment triggers exist after a qualitative screen is completed. Impairment on available-for-sale debt securities is determined on an individual security basis and the security is subject to impairment when its fair value declines below its amortized cost basis. If the fair value is less than the amortized cost basis, management must then determine whether it intends to sell the security or whether it is more likely than not that it will be required to sell the security before it recovers its value. If management intends to sell the security or will more-likely-than-not be required to sell the impaired security before it recovers its value, a credit loss is recorded to Other income, net in the accompanying consolidated statements of income. If management does not intend to sell the security, nor will it more-likely-than-not be required to sell the security before the security recovers its value, management must then determine whether the loss is due to credit loss or other factors. For impairment indicators due to credit loss factors, management establishes an allowance for credit losses with a charge to Other income, net. For impairment indicators due to other factors, management records the loss with a charge to Accumulated other comprehensive loss in the accompanying consolidated balance sheets.
See Note 5 for additional information regarding the Company’s investments.
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
The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of assets and liabilities within the fair value hierarchy. In certain instances, the inputs used to measure fair value may meet the definition of more than one level of the fair value hierarchy. The input with the lowest level priority is used to determine the applicable level in the fair value hierarchy. See Note 5 for additional information regarding the Company’s fair value measurements.
Inventory
Inventories are stated at the lower of cost or net realizable value on a standard cost basis, which approximates actual cost. The Company’s inventories primarily consist of finished goods as of December 31, 2021 and 2020.
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
For the years ended on December 31, 2021, 2020 and 2019, the Company recorded amortization of capitalized contract acquisition costs of $76.6 million, $57.5 million and $44.8 million, respectively, which are included in Sales, Marketing and Services expense in the accompanying consolidated statements of income. As of December 31, 2021 and 2020, the Company's short-term and long-term contract acquisition costs were $82.4 million and $144.2 million, and $71.5 million and $124.7 million, respectively, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying consolidated balance sheets.
Derivatives and Hedging Activities
In accordance with the authoritative guidance, the Company records derivatives at fair value as either assets or liabilities on the balance sheet. For derivatives that are designated as and qualify as cash flow hedges, the unrealized gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive loss and reclassified into earnings as operating expense, net, when the hedged transaction affects earnings. Derivatives not designated as hedging instruments are adjusted to fair value through earnings as Other income, net, in the period during which changes in fair value occur. The application of the authoritative guidance could impact the volatility of earnings.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes attributing all derivatives that are designated as cash flow hedges of forecasted transactions. The Company also formally assesses, both at the inception of

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During 2021 and 2020, the Company retired $196.7 million and $9.3 million, respectively, in property and equipment that were no longer in use. At the time of retirement, the remaining net book value of the assets retired was not material and no material asset retirement obligations were associated with them.
Property and equipment consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Buildings	$68,663	$76,152
Computer equipment	194,317	209,605
Software	431,237	467,553
Equipment and furniture	65,113	88,019
Leasehold improvements	161,425	201,645
	920,755	1,042,974
Less: accumulated depreciation and amortization	(733,130)	(861,933)
Assets under construction	15,044	11,001
Land	16,362	16,769
Total	$219,031	$208,811
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
During the year ended December 31, 2021, as a result of restructuring activities, the Company impaired certain property and equipment and recorded charges of $8.5 million, which are included in Restructuring in the consolidated statements of income. See Note 17 for further information about the restructuring.
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment analysis completed during the fourth quarters of 2021 and 2020. See Note 12 for more information regarding the Company's segment.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the change in goodwill during 2021 and 2020 (in thousands):

	Balance at January 1, 2021	Additions		Other	Balance at December 31, 2021	Balance at January 1, 2020	Additions	Other	Balance at December 31, 2020
Goodwill	$1,798,408	$1,602,384	(1)	$—	$3,400,792	$1,798,408	$—	$—	$1,798,408

(1)Amounts relate to the Wrike acquisition. See Note 6 for more information.
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
Intangible assets consist of the following (in thousands):

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$1,049,406	$704,190	6.09
Other	664,791	249,714	6.57
Total	$1,714,197	$953,904	6.28

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Life (Years)
Product related intangible assets	$742,949	$665,798	6.06
Other	187,791	183,451	6.22
Total	$930,740	$849,249	6.09
Amortization and impairment of product related intangible assets, which consists primarily of product related technologies and patents, was $91.4 million and $32.8 million for the year ended December 31, 2021 and 2020, respectively, and is classified as a component of Cost of net revenues in the accompanying consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names, backlog and covenants not to compete was $66.3 million and $2.8 million for the year ended December 31, 2021 and 2020, respectively, and is classified as a component of Operating expenses in the accompanying consolidated statements of income.
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
During the year ended December 31, 2021, the Company's management performed a comprehensive operational review which included an evaluation of all its products. In connection with this review, the Company determined that the Sapho Inc. technology, which was acquired by the Company on November 13, 2018, was a non-core solution and that the related product offerings will no longer be developed by the Company. As a result, the Company impaired the remaining carrying value related to this acquired developed technology and recorded impairment charges of $19.4 million, which are included in Amortization and impairment of product related intangible assets in the accompanying consolidated statements of income.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
forecasted market conditions and are sensitive and susceptible to change; therefore, further disruptions in the business could potentially result in additional amounts becoming impaired.
Estimated future amortization expense of intangible assets with finite lives as of December 31, 2021 is as follows (in thousands):

Year ending December 31,
2022	$147,166
2023	138,618
2024	130,755
2025	128,270
2026	126,699
Thereafter	88,785
Total	$760,293
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
Internal Use Software
In accordance with the authoritative guidance, the Company capitalizes external direct costs of materials and services and internal costs such as payroll and benefits of those employees directly associated with the development of new functionality in internal use software. The amount of costs capitalized during the years ended December 31, 2021 and 2020 relating to internal use software was $3.7 million and $2.1 million, respectively. These costs are being amortized over the estimated useful life of the software, which is generally three years to seven years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internal use software was $5.8 million, $12.6 million and $19.7 million, during the years ended December 31, 2021, 2020 and 2019, respectively.
The Company capitalized costs related to internally developed computer software to be sold as a service related to its Workspace offerings, incurred during the application development stage, of $31.1 million and $22.3 million, during the years ended December 31, 2021 and 2020, respectively, and is amortizing these costs once the project is completed and placed in service over the expected lives of the related services, which is generally two years to five years, and are included in property and equipment in the accompanying consolidated balance sheets. The total amounts charged to expense relating to internally developed computer software to be sold as a service was $12.6 million, $11.8 million and $13.0 million, during the years ended December 31, 2021, 2020 and 2019, respectively, which are included in Cost of subscription, support and services in the accompanying consolidated statements of income.
During the year ended December 31, 2021, as a result of certain restructuring activities, the Company impaired the remaining carrying value of $6.2 million related to capitalized internal use software that has no ongoing economic benefit, which is included in Restructuring in the accompanying consolidated statements of income. See Note 17 for further information about the restructuring.
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
The Company had accrued $10.0 million and $14.0 million for these pension liabilities at December 31, 2021 and 2020, respectively. Expenses for the programs for 2021, 2020 and 2019 amounted to $1.2 million, $1.2 million and $1.6 million, respectively.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Advertising Costs
The Company expenses advertising costs as incurred. The Company has advertising agreements with, and purchases advertising from, online media providers to advertise its solutions. The Company also has strategic development funds and cooperative advertising agreements with certain distributors and resellers whereby the Company will reimburse distributors and resellers for qualified advertising of Company solutions. Reimbursement is made once the distributor, reseller or provider provides substantiation of qualified expenses. The Company estimates the impact of these expenses and recognizes them at the time of product sales as a reduction of net revenue in the accompanying consolidated statements of income. The total costs the Company recognized related to advertising were approximately $135.5 million, $118.4 million and $90.4 million, during the years ended December 31, 2021, 2020 and 2019, respectively.
Income Taxes
In the ordinary course of global business, there are transactions for which the ultimate tax outcome is uncertain; thus, judgment is required in determining the worldwide provision for income taxes. The Company provides for income taxes on transactions based on its estimate of the probable liability. The Company adjusts its provision as appropriate for changes that impact its underlying judgments. Changes that impact provision estimates include such items as jurisdictional interpretations on tax filing positions based on the results of tax audits and general tax authority rulings. The Company provides for global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries in the year the tax is incurred. Due to the evolving nature of tax rules combined with the large number of jurisdictions in which the Company operates, estimates of its tax liability and the realizability of its deferred tax assets could change in the future, which may result in additional tax liabilities and adversely affect the Company’s results of operations, financial condition and cash flows.
The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of the process of preparing its consolidated financial statements. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. See Note 11 for further information regarding income taxes.
Accounting for Stock-Based Compensation Plans
The Company has various stock-based compensation plans for its employees and outside directors and accounts for stock-based compensation arrangements in accordance with the authoritative guidance, which requires the Company to measure and record compensation expense in its consolidated financial statements using a fair value method. The Company accounts for forfeitures as they occur. See Note 8 for further information regarding the Company’s stock-based compensation plans.
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
Leases
The Company leases certain office space and equipment under various leases. In addition to rent, the leases require the Company to pay for taxes, insurance, maintenance and other operating expenses. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets. Finance leases were not material to the consolidated balance sheets as of December 31, 2021 and 2020, respectively.
Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized at the commencement date. The lease liability is based on the present value of lease payments over the lease term. The Company uses the implicit rate when readily determinable. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset is based on the lease liability, subject to adjustment, such as for initial direct costs, and excludes lease incentives. The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. For most operating leases, expense for lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Sales tax
The Company records revenue net of sales tax.
Timing of revenue recognition

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Products and services transferred at a point in time	$518,200	$813,525	$722,324
Products and services transferred over time	2,698,970	2,423,175	2,288,240
Total net revenues	$3,217,170	$3,236,700	$3,010,564
Contract balances
The Company's short-term and long-term contract assets, net of allowance for credit losses, were $46.6 million and $40.5 million, respectively, as of December 31, 2021, and $37.3 million and $41.7 million, respectively, as of December 31, 2020, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying consolidated balance sheets.
The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.71 billion and $329.5 million, respectively, as of December 31, 2021 and $1.51 billion and $392.4 million, respectively, as of December 31, 2020. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance, and the Company's right to consideration or the customer’s payment. During the year ended December 31, 2021, the Company recognized $1.47 billion of revenue that was included in the deferred revenue balance as of December 31, 2020. During the year ended December 31, 2020, the Company recognized $1.33 billion of revenue that was included in the deferred revenue balance as of December 31, 2019.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance differs from the timing of the Company's right to consideration or the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no material asset impairment charges related to contract assets for the years ended December 31, 2021 and 2020,

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$2,093,144	$92,477	$1,455	$2,187,076
Support and services	1,125,118	24,672	775	1,150,565
Total net revenues	$3,218,262	$117,149	$2,230	$3,337,641
4. CREDIT LOSSES
The Company is exposed to credit losses primarily through its accounts receivable, investments in available-for-sale debt securities, and contract assets. See Note 3 for additional information related to the Company's contract assets.
Accounts receivable, net
The Company’s accounts receivable are attributable primarily to direct sales to end customers and through VARs known as Citrix Solution Advisors, VADs, SIs, ISVs, OEMs and CSPs. Collateral is generally not required.
The Company's accounts receivable consist of the following (in thousands):

December 31, 2021
Accounts receivable, gross	$918,590
Less: allowance for returns	(12,542)
Less: allowance for credit losses	(20,737)
Accounts receivable, net	$885,311
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The activity in the Company's allowance for credit losses for the year ended December 31, 2021 is summarized as follows (in thousands):

Total
Balance of allowance for credit losses at January 1, 2021	$15,419
Current period provision for expected losses	8,667
Write-offs charged against allowance	(3,460)
Recoveries of any amounts previously written off	111
Balance of allowance for credit losses at December 31, 2021	$20,737
If the financial condition of a significant customer were to deteriorate, the Company’s operating results could be adversely affected. As of December 31, 2021 and 2020, one distributor accounted for 16% and 19%, respectively, of the Company's total gross accounts receivable.
Available-for-sale Investments
The Company did not have any credit loss expense recorded related to available-for-sale debt securities for the years ended December 31, 2021 and 2020, respectively.
The Company has available-for-sale debt securities that have fair values below amortized cost; however, the Company does not consider a credit allowance necessary as (i) the Company does not intend to sell the securities, (ii) it is not more-likely-than-not that the Company will be required to sell the investments before recovery of the amortized cost basis, and (iii) the unrealized losses are due to market factors rather than credit loss factors. See Note 5 for more information on available-for-sale debt securities.
5. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Investments
Available-for-sale Investments
The Company's short-term available-for-sale debt investments are measured to fair value on a recurring basis. Unrealized gains and losses related to the Company’s short-term investments are recorded in Other comprehensive loss and are generally due to interest rate fluctuations. The securities that are in an unrealized loss position are reviewed on an individual basis in order to evaluate if all or a portion of the unrealized loss is a result of a credit loss. For impairment indicators due to credit loss factors, the Company establishes an allowance for credit losses with a charge to current period net income. See Note 4 for additional information regarding the credit losses for available-for-sale investments. As of December 31, 2021 and 2020, unrealized gains and losses from the Company’s available-for-sale investments were not material and the amortized cost approximated their fair value. For the year ended December 31, 2021 and 2020, the Company had no realized gains or losses on available-for-sale investments.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at December 31, 2021 were approximately five months and two years, respectively.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $21.5 million and $11.3 million as of December 31, 2021 and 2020, respectively, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. These private equity funds focus on making venture capital investments, principally by investing in equity securities of early and late stage privately held corporations. The funds’ general partner shall determine the amount, timing and form (whether cash or in kind) of all distributions made by the funds. The Company may only transfer its investments in private equity fund interests subject to the general partner’s written consent and cannot trade its fund interests in established securities markets, secondary markets or equivalents thereof. The Company had no unfunded commitments as of December 31, 2021.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of approximately $24.4 million and $22.5 million as of December 31, 2021, and 2020, respectively, which are accounted for at cost, less impairment plus or minus adjustments

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis, and adjusts the carrying value accordingly.
Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of December 31, 2021	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$425,650	$425,650	$—	$—
Money market funds	70,893	70,893	—	—
Corporate securities	17,450	—	17,450	—
Available-for-sale securities:
Corporate securities	27,940	—	27,440	500
Prepaid expenses and other current assets:
Foreign currency derivatives	741	—	741	—
Total assets	$542,674	$496,543	$45,631	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,531	—	1,531	—
Total liabilities	$1,531	$—	$1,531	$—

	As of December 31, 2020	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Cash and cash equivalents:
Cash	$375,874	$375,874	$—	$—
Money market funds	23,089	23,089	—	—
Corporate securities	166,436	—	166,436	—
Government securities	187,496	—	187,496	—
Available-for-sale securities:
Agency securities	3,300	—	3,300	—
Corporate securities	70,684	—	70,184	500
Government securities	64,494	—	64,494	—
Prepaid expenses and other current assets:
Foreign currency derivatives	4,012	—	4,012	—
Total assets	$895,385	$398,963	$495,922	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,447	—	1,447	—
Total liabilities	$1,447	$—	$1,447	$—
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value, and accordingly, the Company classifies the majority of its fixed income available-for-sale securities as Level 2.
The Company measures its cash flow hedges, which are classified as Prepaid expenses and other current assets and Accrued expenses and other current liabilities, at fair value based on indicative prices in active markets (Level 2 inputs). See Note 14 for further information regarding the Company's derivatives.
Additional Disclosures Regarding Fair Value Measurements
The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short maturity of these items.
As of December 31, 2021, the fair value of the $750.0 million unsecured senior notes due March 1, 2030 (the “2030 Notes”), $750.0 million of unsecured senior notes due December 1, 2027 (the “2027 Notes”) and $750.0 million of unsecured senior notes due March 1, 2026 (the “2026 Notes”) were determined based on inputs that are observable in the market (Level 2). Based on the closing trading price per $100 as of the last day of trading for the year ended December 31, 2021, the fair value of these instruments was as follows (in thousands):

	Fair Value	Carrying Value
2030 Notes	$763,418	$740,287
2027 Notes	$814,148	$744,707
2026 Notes	$730,110	$742,872
The Company also has variable debt instruments indexed to 1-Month LIBOR that resets monthly and the fair values of these instruments approximate the carrying value as of December 31, 2021. See Note 13 for more information on the Company's debt instruments.
6. ACQUISITIONS
2021 Business Combination
On February 26, 2021 (the “Closing Date”), the Company completed the acquisition of Wrangler Topco, LLC (“Wrangler”), the parent entity of Wrike, Inc. (“Wrike”), a leader in the SaaS collaborative work management space, for approximately $2.07 billion (the “Purchase Consideration”). The Purchase Consideration consists of a base purchase price of $2.25 billion and is subject to certain adjustments as provided for under the related Agreement and Plan of Merger dated January 16, 2021 (the “Wrike Agreement”). The Company expects that the addition of Wrike’s cloud-delivered capabilities will expand its collaborative work management capabilities. Under the Wrike Agreement, the Company acquired all of the issued and outstanding equity securities of Wrangler.
On the Closing Date, $35.0 million of the Purchase Consideration was deposited into a third-party escrow fund, to be held for up to one year following the Closing Date, to fund (i) potential payment obligations of Wrangler equityholders with respect to post-closing adjustments to the Purchase Consideration and (ii) potential post-closing indemnification obligations of Wrangler equityholders, in each case in accordance with the terms of the Wrike Agreement.
Under the terms of the Wrike Agreement, certain unvested stock options held by Wrike employees were assumed by the Company and converted into options to purchase 526,113 shares of the Company's common stock that were valued at $54.3 million using the Black-Scholes option-pricing model. The portion of the fair value of the assumed stock options associated with pre-combination service of Wrike employees was valued at $28.9 million and represented a component of the Purchase Consideration. The remaining fair value of $25.4 million will be recognized as post-combination stock-based compensation expense over the service period. Of these assumed awards, 180,003 options continued with the same monthly vesting conditions under which they were originally granted. The majority of the remaining assumed options were reset to primarily cliff vest on December 31, 2021 or annually over two years. See Note 8 for detailed information on the assumed stock options.
The Wrike Agreement contains representations, warranties and covenants believed to be customary for a transaction of this nature, including covenants as to indemnification for breaches of certain representations, warranties and covenants, subject to certain exclusions and caps. The Company has obtained a representation and warranty insurance policy under which it may seek coverage for breaches of certain of Wrangler’s representations, warranties, and covenants in the Wrike Agreement.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company incurred $19.8 million of expenses related to the Wrike acquisition, of which $16.5 million and $3.3 million were expensed during the years ended December 31, 2021 and 2020, respectively, and are included in General and administrative expense in the accompanying consolidated statements of income.
In February 2021, the Company entered into a three-year term loan credit agreement providing for a $1.00 billion senior unsecured term loan (the “2021 Term Loan”) and issued $750.0 million of the 2026 Notes. The proceeds of the 2021 Term Loan and the 2026 Notes were used to (i) fund a portion of the purchase price of the acquisition and (ii) to pay fees and expenses incurred in connection with the acquisition. The Company incurred $9.1 million of issuance costs that were netted against Long-term debt in the accompanying consolidated balance sheets. See Note 13 for detailed information on the debt financing.
The Company has included the effect of the acquisition in its results of operations prospectively from the date of acquisition. Net revenues of Wrike included in the Company’s consolidated statements of income from the Closing Date through December 31, 2021 were $107.9 million. Loss from operations of Wrike included in the Company's consolidated statements of income from the Closing Date through December 31, 2021 was $189.0 million, primarily as a result of amortization of intangible assets acquired and stock-based compensation associated with the assumed options and the 2021 Inducement Plan. See Note 8 for detailed information on the 2021 Inducement Plan.
Purchase Accounting for Wrike
The purchase price for Wrike was allocated to the acquired net tangible and intangible assets based on estimated fair values as of the date of acquisition. The allocation of the total purchase price is summarized below (in thousands):

	Wrike
	Purchase Price Allocation	Asset Life
Current assets	$32,008
Intangible assets	824,900	2 - 7 years
Goodwill	1,602,384	Indefinite
Other assets	17,681
Assets acquired	2,476,973
Current liabilities assumed	85,368
Long-term liabilities assumed	202,511
Deferred tax liabilities, non-current	122,402
Net assets acquired	$2,066,692
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following unaudited pro-forma information combines the consolidated results of the operations of the Company and Wrike as if the acquisition had occurred on January 1, 2020, the first day of the Company's fiscal year 2020 (in thousands, except per share data):

	Year Ended December 31,
	2021	2020
Revenues	$3,239,423	$3,340,730
Income from operations	$207,941	$402,620
Net income	$279,314	$304,195
Earnings per share - basic	$2.25	$2.46
Earnings per share - diluted	$2.21	$2.41
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses consist of the following:

	December 31,
	2021	2020
	(In thousands)
Accrued commissions	$59,530	$115,459
Accrued compensation and employee benefits	176,204	192,367
Other accrued expenses	209,033	199,359
Total	$444,767	$507,185
8. EMPLOYEE STOCK-BASED COMPENSATION AND BENEFIT PLANS
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of December 31, 2021, the Company had three stock-based compensation plans with shares available for grant.

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
Under the terms of the 2014 Plan, the Company is authorized to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), non-vested stock, non-vested stock units, stock appreciation rights (“SARs”), and performance units and to make stock-based awards to full and part-time employees of the Company and its subsidiaries or affiliates, where legally eligible to participate, as well as to consultants and non-employee directors of the Company. ISOs, NSOs, and SARs are not currently being granted. Under the 2014 Plan, stock options must be granted at exercise prices no less than fair market value on the date of grant. Non-vested stock awards may be granted for such consideration in cash, other property or services, or a

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
combination thereof, as determined by the Company’s Compensation Committee of its Board of Directors. Stock-based awards are generally exercisable or issuable upon vesting. The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. As of December 31, 2021, there were 15,490,080 shares of common stock reserved for issuance under the 2014 Plan, including authorization to grant stock-based awards covering 10,830,292 shares of common stock.
In connection with the Wrike acquisition, on February 26, 2021, the Company's Board of Directors adopted the 2021 Inducement Plan (the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of equity awards to induce highly-qualified prospective officers and employees to accept employment and to provide them with a proprietary interest in the Company. The Company is authorized to issue 320,000 shares of common stock for inducement awards under the 2021 Inducement Plan. During the year ended December 31, 2021, the Company granted 271,678 non-vested stock units to Wrike employees who joined the Company which vest based on service over a three-year term. As of December 31, 2021, there were 304,952 shares of common stock reserved for issuance pursuant to the 2021 Inducement Plan, including authorization under the 2021 Inducement Plan to grant stock-based awards covering 48,322 shares of common stock.
Effective February 26, 2021, the Company assumed the Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan (the “Wrangler Plan”) and the Wrike, Inc. Amended and Restated 2013 Stock Plan (the “Wrike Plan”). As of December 31, 2021, there were 694,385 shares of the Company’s common stock reserved and authorized for issuance under the terms of the Wrangler Plan, including authorization under the Wrangler Plan to grant stock-based awards covering 325,622 shares of common stock. As of December 31, 2021, there were 142,267 shares of the Company's common stock reserved and authorized for issuance under the terms of the Wrike Plan. All of the Wrike Plan awards are currently outstanding with no new shares available for issuance.
ESPP
The 2015 Employee Stock Purchase Plan (the “2015 ESPP”), was approved at the Company’s Annual Meeting of Stockholders on May 28, 2015. Under the 2015 ESPP, all full-time and certain part-time employees of the Company are eligible to purchase common stock of the Company twice per year at the end of a six-month payment period (a “Payment Period”). During each Payment Period, eligible employees who so elect may authorize payroll deductions in an amount no less than 1% nor greater than 10% of his or her base pay for each payroll period in the Payment Period. At the end of each Payment Period, the accumulated deductions are used to purchase shares of common stock from the Company up to a maximum of 12,000 shares for any one employee during a Payment Period. Shares are purchased at a price equal to 85% of the fair market value of the Company’s common stock, on either the first business day of the Payment Period or the last business day of the Payment Period, whichever is lower. Employees who, after exercising their rights to purchase shares of common stock in the 2015 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to continue to participate under the 2015 ESPP. The 2015 ESPP provides for the issuance of a maximum of 16,000,000 shares of common stock. As of December 31, 2021, 3,189,988 shares have been issued under the 2015 ESPP. The Company recorded stock-based compensation costs related to its employee stock purchase plan of $17.6 million, $12.6 million and $12.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company used the Black-Scholes model to estimate the fair value of the 2015 ESPP awards with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected volatility factor	0.27 - 0.35	0.21 - 0.35	0.22 - 0.29
Risk free interest rate	0.05% - 0.13%	0.13% - 2.06%	2.06% - 2.49%
Expected dividend yield	0.92% - 1.27%	0.92% - 1.39%	1.27% - 1.39%
Expected life (in years)	0.5	0.5	0.5
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-Vested Stock Units
Service-Based Stock Units
The Company awards senior level employees and certain other employees non-vested stock units granted under the 2014 Plan that vest based on service. These non-vested stock unit awards primarily vest 33.33% on each of the first, second, and third anniversary subsequent to the grant date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its continuing non-employee directors, which represent the right to receive one share of the Company's common stock upon vesting. Awards granted to non-employee directors vest in full in one installment on the earlier of: (i) the first anniversary of the award date; or (ii) the day immediately prior to the Company’s next annual meeting of stockholders following the award date.
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
On April 1, 2020, the Company awarded senior level employees 294,605 non-vested performance stock unit awards granted under the 2014 Plan. The number of non-vested performance stock units that ultimately vest will be determined within sixty days following completion of the performance period ending December 31, 2022 and will be based on the achievement of specific corporate financial performance goals related to the Company’s ARR growth measured during the period from January 1, 2020 to December 31, 2022. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that will ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Compensation expense is being recorded through the end of the performance period on December 31, 2022 if it is deemed probable that the performance goals will be met. If the performance goals are not met, no compensation cost will be recognized and any previously recognized compensation cost will be reversed.
On April 6, 2020, the Company awarded certain senior level employees 90,756 non-vested performance stock unit awards granted under the 2014 Plan that vested based on the Company’s ARR growth during the relevant performance periods, which spanned January 1, 2020 through December 31, 2021. The number of non-vested stock units issued upon the vesting of the award will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 125% of the target number of non-vested stock units set forth in the award agreement. The Company was required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that would ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. Half of these awards vested on December 31, 2020, which corresponds to the award’s interim performance period, and met the underlying performance metrics. The final payout approval related to these awards was obtained within sixty days of the vesting date in accordance with the award provisions. The remaining awards vested on December 31, 2021, and the underlying performance metrics were met. Accordingly, compensation expense on those unvested awards was recorded through December 31, 2021. The final payout approval related to the awards was obtained within sixty days of the vesting date in accordance with the award provisions.
In April 2019, the Company awarded senior level employees 293,991 non-vested performance stock unit awards granted under the 2014 Plan. The number of non-vested stock units underlying the award will be determined within sixty days following completion of the performance period ending December 31, 2021 and was based on the achievement of specific

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
corporate financial performance goals related to subscription bookings as a percentage of total subscription and product bookings measured during the period from January 1, 2021 to December 31, 2021. The number of non-vested stock units issued will be based on a graduated slope, with the maximum number of non-vested stock units issuable pursuant to the award capped at 200% of the target number of non-vested stock units set forth in the award agreement. The Company was required to estimate the attainment expected to be achieved related to the defined performance goals and the number of non-vested stock units that would ultimately be awarded in order to recognize compensation expense over the vesting period. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. These awards met the underlying performance metrics and, therefore, vested on December 31, 2021. As a result, compensation expense was recorded through the end of the performance period. The final payout approval related to the awards was obtained within sixty days of the vesting date in accordance with the award provisions.
In February 2019, the Company had awarded certain senior level employees 93,500 non-vested performance stock units granted under the 2014 Plan. The number of non-vested stock units underlying the award were based on the achievement of specific corporate financial performance goals between the fiscal years ended December 31, 2018 and December 31, 2020. In January 2020, the non-vested performance stock units were cancelled pursuant to a forfeiture agreement executed by each holder in return for nominal cash consideration. The impact of the cancellation was not material to the consolidated financial statements.
In March 2018, the Company awarded senior level employees 268,729 non-vested performance stock unit awards granted under the 2014 Plan. The number of non-vested stock units underlying the award were based on the achievement of specific corporate financial performance goals related to subscription bookings as a percentage of total product bookings measured during the period from January 1, 2020 to December 31, 2020. These awards vested on December 31, 2020 and met the underlying performance metrics. As a result, compensation expense was recorded through the end of the performance period.
The Company recorded stock-based compensation costs related to its company performance stock units of $48.1 million, $50.5 million and $40.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Non-Vested Stock Unit Activity
The following table summarizes the Company's non-vested stock unit activity for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Fair Value at Grant Date
Non-vested stock units at December 31, 2020	5,185,045	$116.86
Granted	3,313,313	127.65
Vested	(2,674,194)	109.46
Forfeited	(929,454)	126.54
Non-vested stock units at December 31, 2021	4,894,710	$126.25
For the years ended December 31, 2021, 2020 and 2019, the Company recognized stock-based compensation expense of $315.1 million, $295.1 million and $266.5 million, respectively, over the vesting period of the respective stock units. The fair value of the stock units vested in 2021, 2020, and 2019 was $292.7 million, $260.0 million and $246.7 million, respectively. As of December 31, 2021, there was $398.6 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost of the awards legally granted through December 31, 2021 is expected to be recognized over a weighted-average period of 1.65 years.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assumed Stock Options
In connection with the acquisition of Wrike, the Company assumed 526,113 outstanding stock options which expire ten years from the date of grant. The following table summarizes stock option activity in connection with the acquisition of Wrike during the year ended December 31, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(1)
Outstanding as of December 31, 2020	—	$—	—
Assumed from acquisitions	526,113	48.32
Exercised	(23,998)	43.04
Forfeited or expired	(19,443)	49.26
Outstanding as of December 31, 2021	482,672	48.54	0.80	$22,225
Vested or expected to vest	167,268	42.51	0.28	$8,711
Exercisable as of December 31, 2021	167,268	$42.51	0.28	$8,711

(1) The intrinsic value is calculated as the difference between the exercise price of the underlying stock option award and the closing market price of the         Company’s common stock as of December 31, 2021.
For the year ended December 31, 2021, the estimated weighted-average grant date fair value for the assumed stock options was $103.22 per share and total fair value of $54.3 million. For the year ended December 31, 2021, the Company recorded stock-based compensation costs related to unvested assumed stock options of $14.0 million. As of December 31, 2021, there was $10.5 million of total unrecognized compensation costs related to unvested assumed stock options to be recognized over a weighted-average period of 0.80 years.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the estimated fair value of the assumed stock options:

Year Ended December 31,
2021
Expected volatility factor	0.51 - 0.75
Risk free interest rate	0.04% - 0.14%
Expected dividend yield	1.11%
Expected life (in years)	0.08 - 1.00
The Company determined the expected volatility factor by considering the implied volatility in various market-traded options of the Company's common stock based on third-party volatility quotes. The Company's decision to use implied volatility was based upon the availability of actively traded options on the Company's common stock and its assessment that implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options. The current dividend yield has been updated for expected dividend yield payout. The expected term was based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options’ remaining vesting term and contractual expiration period, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. See Note 6 for detailed information on the Wrike acquisition.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation Expense
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Year Ended December 31,
Income Statement Classifications	2021	2020	2019
Cost of subscription, support and services	$18,493	$13,253	$10,921
Research and development	115,187	108,032	104,553
Sales, marketing and services	106,402	102,765	95,535
General and administrative	106,669	83,660	67,883
Total	$346,751	$307,710	$278,892
The Company recorded deferred tax assets and tax benefits related to stock-based compensation costs of $70.1 million and $79.1 million, respectively, in 2021, $61.0 million and $83.4 million, respectively, in 2020 and, $54.4 million and $59.5 million, respectively, in 2019.
Benefit Plan
The Company maintains a 401(k) benefit plan allowing eligible U.S.-based employees to contribute up to 90% of their annual eligible earnings to the plan on a pretax and after-tax basis, including Roth contributions, limited to an annual maximum amount as set periodically by the IRS. The Company, at its discretion, may contribute up to $0.50 for each dollar of employee contribution. The Company’s total matching contribution to an employee is typically made at 3% of the employee’s annual compensation. The Company’s matching contributions were $17.2 million, $15.4 million and $14.4 million in 2021, 2020 and 2019, respectively. The Company’s matching contributions vest immediately.
9. CAPITAL STOCK
Stock Repurchase Program
The Company’s Board of Directors authorized a stock repurchase program, of which $1.00 billion was approved in January 2020. The objective of the Company’s stock repurchase program was to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At December 31, 2021, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased were recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from debt, as well as proceeds from employee stock awards and the related tax benefit. While the Merger Agreement is in effect, the Company is prohibited from repurchasing shares of its common stock, including under the stock repurchase program. See Note 19 for detailed information on the Merger Agreement.
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
During the year ended December 31, 2021, the Company made no open market purchases under the stock repurchase program.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Shares for Tax Withholding
During the years ended December 31, 2021, 2020 and 2019, the Company withheld 870,057 shares, 893,479 shares and 882,078 shares, respectively, from equity awards that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of equity awards was $115.5 million, $121.7 million and $89.2 million, for 2021, 2020 and 2019, respectively. These shares are reflected as treasury stock in the Company's consolidated balance sheets and the related cash outlays do not reduce the Company's total stock repurchase authority.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock, $0.01 par value per share. No shares of such preferred stock were issued and outstanding at December 31, 2021 or 2020.
Cash Dividend
The following table provides information with respect to quarterly dividends on common stock during the years ended December 31, 2021 and 2020:

Declaration Date	Dividends per Share	Record Date	Payable Date
Fiscal Year 2021
January 19, 2021	$0.37	March 12, 2021	March 26, 2021
April 29, 2021	$0.37	June 11, 2021	June 25, 2021
July 29, 2021	$0.37	September 10, 2021	September 24, 2021
November 4, 2021	$0.37	December 7, 2021	December 21, 2021
Fiscal Year 2020
January 22, 2020	$0.35	March 6, 2020	March 20, 2020
April 23, 2020	$0.35	June 5, 2020	June 19, 2020
July 23, 2020	$0.35	September 11, 2020	September 25, 2020
October 22, 2020	$0.35	December 8, 2020	December 22, 2020
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
On November 19, 2021, a putative securities class action complaint was filed in the United States District Court for the Southern District of Florida on behalf of a putative class of persons and entities that purchased shares of Citrix common stock between January 22, 2020, and October 6, 2021. The complaint names the Company and certain of its current and former officers and directors as defendants and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, based on allegedly false or misleading statements that failed to disclose that Citrix's

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cloud product was substantially similar to the on-premise product and that the Company was experiencing significant challenges transitioning customers to the cloud. The complaint seeks, among other things, an award of compensatory damages and plaintiff's reasonable costs and expenses, including attorneys' fees and expert fess. The Company believes that it and the other defendants have meritorious defenses to these allegations; however, the Company is unable to currently determine the ultimate outcome of this matter or the potential exposure or loss, if any.
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
Purchase Obligations
The Company has agreements with suppliers to purchase inventory and estimates its non-cancelable obligations under these agreements for the fiscal year ended December 31, 2022 to be $9.4 million. The Company also has contingent obligations to purchase inventory for the fiscal year ended December 31, 2022 of $37.3 million. The Company does not have any such purchase obligations beyond December 31, 2022.
Other Purchase Commitments
In May 2020, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, the Company is committed to a purchase of $1.00 billion throughout the term of the agreement. As of December 31, 2021, the Company had $851.5 million of remaining obligations under the purchase agreement.
In May 2021, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through May 2024. Under the amended agreement, the Company is committed to purchase services under this agreement totaling $100.0 million over the term, with commitments of $32.0 million in fiscal year beginning 2021, $24.0 million in fiscal year beginning 2022, $24.0 million in fiscal year beginning 2023 and $20.0 million at any time over the three-year term. As of December 31, 2021, the Company had $54.5 million of remaining obligations under the purchase agreement.
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
On May 19, 2019, Swiss voters approved the Federal Act on Tax Reform and AHV Financing (“TRAF”), which provides for broad changes to federal and cantonal taxation in Switzerland effective January 1, 2020. The TRAF requires the abolishment of certain favorable tax regimes, provides for certain transitional relief, and directs the cantons to implement certain mandatory measures while other provisions are at the discretion of the canton. During the period ended December 31, 2019, the cantonal authority provided its guidance for the cantonal tax implications of the TRAF. As a result of the TRAF and

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the accompanying guidance from the Swiss taxing authorities, the Company recorded a deferred tax asset and related tax benefits of $145.6 million and $99.9 million attributable to the cantonal and federal impact of the TRAF, respectively. The Company also recorded a valuation allowance of $33.5 million to reduce the cantonal deferred tax asset as it was not more likely than not the cantonal deferred tax asset will be fully realized.
During the period ended December 31, 2021, the Swiss taxing authorities, including the canton, issued final rulings that contained revised guidance addressing certain implications of the TRAF. As a result, the Company recorded a benefit of $83.5 million attributable to the federal and cantonal impact of the updated rulings as well as a benefit of $36.9 million related to the release of the valuation allowance on the cantonal deferred tax asset as it is now more likely than not the cantonal deferred tax asset will be fully realized due to the revised cantonal ruling. The Company will continue to review and evaluate any future guidance, developments, or legislation issued by the Swiss taxing authorities.
The United States and foreign components of income before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
United States	$(252,459)	$43,003	$31,932
Foreign	419,606	511,877	477,568
Total	$167,147	$554,880	$509,500
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
Federal	$(12,852)	$5,513	$7,718
Foreign	31,532	49,862	63,205
State	1,817	(967)	1,697
Total current	20,497	54,408	72,620
Deferred:
Federal	(25,637)	(10,940)	(35,932)
Foreign	(127,536)	4,160	(209,010)
State	(7,676)	2,806	9
Total deferred	(160,849)	(3,974)	(244,933)
Total provision	$(140,352)	$50,434	$(172,313)
The following table presents the breakdown of net deferred tax assets:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets	$417,016	$386,504
Deferred tax liabilities	(6,778)	(3,185)
Total net deferred tax assets	$410,238	$383,319

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The significant components of the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Accruals and reserves	$56,186	$59,515
Deferred revenue	24,280	34,596
Tax credits	155,861	146,470
Net operating losses	107,807	54,882
Stock based compensation	58,561	45,346
Swiss tax reform	331,082	261,090
Acquired technology	—	2,346
Interest expense limitation - 163(j)	39,752	—
Valuation allowance	(122,491)	(151,791)
Total deferred tax assets	651,038	452,454
Deferred tax liabilities:
Acquired technology	(161,170)	—
Depreciation and amortization	(24,595)	(23,445)
Prepaid expenses	(53,886)	(42,717)
Other	(1,149)	(2,973)
Total deferred tax liabilities	(240,800)	(69,135)
Total net deferred tax assets	$410,238	$383,319
The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2021, the Company determined a $122.5 million valuation allowance was necessary, which relates to deferred tax assets for net operating losses and tax credits.
At December 31, 2021, the Company retained $370.4 million of remaining net operating loss carry forwards in the United States from acquisitions. The utilization of these net operating loss carry forwards are limited in any one year pursuant to Internal Revenue Code Section 382 and may begin to expire in 2022. At December 31, 2021, the Company held $116.7 million of remaining net operating loss carry forwards in foreign jurisdictions that begin to expire in 2023. At December 31, 2021, the Company held $228.6 million of federal and state research and development tax credit carry forwards in the United States, a portion of which may begin to expire in 2022.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the Company’s effective tax rate to the statutory federal rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory taxes	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	(5.5)	0.3	0.3
Foreign operations	1.9	(5.1)	(5.8)
Permanent differences	6.2	2.2	3.0
Tax reform - Switzerland	(49.9)	—	(48.2)
Favorable impact from tax ruling	(11.6)	—	—
Change in valuation allowance reserve	(21.0)	3.4	7.4
Tax credits	(29.3)	(8.1)	(8.4)
Stock-based compensation	(5.1)	(3.0)	(1.9)
Change in accruals for uncertain tax positions	11.1	(2.5)	(1.1)
Other	(1.8)	0.9	(0.1)
	(84.0)%	9.1%	(33.8)%
The Company’s effective tax rate generally differs from the U.S. federal statutory rate primarily due to lower tax rates on earnings generated by the Company’s foreign operations that are taxed primarily in Switzerland.
The Company's effective tax rate was approximately (84.0)% and 9.1% for the years ended December 31, 2021 and 2020, respectively. The decrease in the effective tax rate when comparing the year ended December 31, 2021 to the year ended December 31, 2020, was primarily due to an income tax benefit of $120.4 million due to final rulings issued by the Swiss taxing authorities that provided revised guidance related to certain provisions of the TRAF.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

Balance at December 31, 2018	$89,906
Additions based on tax positions related to the current year	11,244
Additions for tax positions of prior years	3,414
Reductions related to the expiration of statutes of limitations	(20,098)
Balance at December 31, 2019	84,466
Additions based on tax positions related to the current year	15,182
Additions for tax positions of prior years	13,765
Reductions related to the expiration of statutes of limitations	(15,553)
Reductions related to audit settlements	(19,975)
Reductions for tax positions of prior years	(3,203)
Balance at December 31, 2020	74,682
Additions based on tax positions related to the current year	16,949
Additions for tax positions of prior years	11,913
Reductions related to the expiration of statutes of limitations	(2)
Balance at December 31, 2021	$103,542
As of December 31, 2021, the Company's unrecognized tax benefits totaled approximately $103.5 million compared to $74.7 million as of December 31, 2020. At December 31, 2021, $89.5 million included in the balance for tax positions would affect the annual effective tax rate if recognized. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of December 31, 2021, the Company has accrued $1.6 million for the payment of interest.

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
12. SEGMENT INFORMATION
Citrix has one reportable segment. The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
International revenues (sales outside of the United States) accounted for 49.7%, 50.5% and 48.2% of the Company’s net revenues for the years ended December 31, 2021, 2020 and 2019, respectively.
Long-lived assets consist of property and equipment, net, and are shown below.

	December 31,
	2021	2020
	(In thousands)
Property and equipment, net:
United States	$168,144	$160,825
United Kingdom	18,611	23,434
Other countries	32,276	24,552
Total property and equipment, net	$219,031	$208,811
In fiscal years 2021, 2020 and 2019, one distributor accounted for 17%, 17% and 15% respectively, of the Company’s total net revenues. The Company’s distributor arrangements with the distributor consist of several non-exclusive, independently negotiated agreements with its subsidiaries, each of which covers different countries or regions.
Revenues by Product Grouping
Revenues by product grouping were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net revenues:
Workspace (1)	$2,425,640	$2,402,587	$2,127,350
App Delivery and Security (2)	695,144	720,749	750,268
Professional services (3)	96,386	113,364	132,946
Total net revenues	$3,217,170	$3,236,700	$3,010,564

(1)Workspace revenues are primarily comprised of sales from the Company’s application virtualization solutions, which include Citrix Workspace, Citrix Virtual Apps and Desktops, Citrix Content Collaboration and Collaborative Work Management.
(2)App Delivery and Security revenues primarily include Citrix ADC.
(3)Professional services revenues are comprised of revenues from consulting services primarily related to the Company's perpetual offerings and product training and certification services.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues by Geographic Location
The following table presents revenues by geographic location:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net revenues:
Americas	$1,774,720	$1,766,419	$1,704,763
EMEA	1,129,332	1,147,731	991,216
APJ	313,118	322,550	314,585
Total net revenues	$3,217,170	$3,236,700	$3,010,564
Export revenue represents shipments of finished goods and services from the United States to international customers, primarily in Latin America and Canada. Shipments from the United States to international customers for 2021, 2020 and 2019 were $168.1 million, $199.3 million and $161.2 million, respectively.
Subscription Revenue
The Company's subscription revenue relates to fees for SaaS, which are generally recognized ratably over the contractual term and non-SaaS, which are generally recognized at a point in time, other than the related support which is recognized over the contractual term. SaaS primarily consists of subscriptions delivered via a cloud-hosted service whereby the customer does not take possession of the software and hybrid subscription offerings and the related support. Non-SaaS consists primarily of on-premise licensing, hybrid subscription offerings, CSP services and the related support. The Company's hybrid subscription offerings are allocated between SaaS and non-SaaS. The following table presents subscription revenues by SaaS and non-SaaS components:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Subscription:
SaaS	$857,340	$540,807	$390,774
Non-SaaS	696,435	573,991	260,036
Total Subscription revenue	$1,553,775	$1,114,798	$650,810

13. DEBT
The components of the Company's long-term debt were as follows (in thousands):

	December 31,
	2021	2020
2021 Term Loan Credit Agreement	$1,000,000	$—
Term Loan Credit Agreement	100,000	250,000
2026 Notes	750,000	—
2027 Notes	750,000	750,000
2030 Notes	750,000	750,000
Total face value	3,350,000	1,750,000
Less: unamortized discount	(6,276)	(5,594)
Less: unamortized issuance costs	(17,397)	(11,784)
Total long-term debt	$3,326,327	$1,732,622
2021 Term Loan Credit Agreement
On February 5, 2021, the Company entered into a term loan credit agreement (the “2021 Term Loan Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto from time to time (collectively, the “2021 Lenders”). The 2021 Term Loan Credit Agreement provided the Company with a facility to borrow a term loan on an

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The 2021 Term Loan Credit Agreement includes a covenant limiting the Company’s consolidated leverage ratio to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fiscal quarter ending March 31, 2022, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The 2021 Term Loan Credit Agreement also includes a covenant limiting the Company’s consolidated interest coverage ratio to not less than 3.0:1.0. The 2021 Term Loan Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control of the Company and bankruptcy-related defaults. The 2021 Lenders are entitled to accelerate repayment of the loans under the 2021 Term Loan Credit Agreement upon the occurrence of any of the events of default. In addition, the 2021 Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. The 2021 Term Loan Credit Agreement also contains representations and warranties customary for an unsecured financing of this type. The Company was in compliance with these covenants as of December 31, 2021.
Certain 2021 Lenders and/or their affiliates have provided and may continue to provide commercial banking, investment management and other services to the Company, its affiliates and employees, for which they receive customary fees and commissions.
Term Loan Credit Agreement
On January 21, 2020, the Company entered into a Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, and the other lenders party thereto from time to time (the “Term Loan Credit Agreement”) that provides the Company with facilities to borrow term loans on an unsecured basis in an aggregate principal amount of up to $1.00 billion, consisting of (i) a $500.0 million 364-day term loan facility (the “364-day Term Loan”), and (ii) a $500.0 million 3-year term loan (the “3-year Term Loan”), in each case in a single borrowing, subject to satisfaction of certain conditions set forth in the Term Loan Credit Agreement. On January 30, 2020, the Company borrowed $1.00 billion under the term loans and used the proceeds to enter into the accelerated share repurchase transactions for an aggregate of $1.00 billion. During the first quarter of 2020, the Company used the net proceeds from the 2030 Notes and cash to repay $750.0 million under the Term Loan Credit Agreement. In the third quarter of 2021, the Company repaid $150.0 million under the 3-year Term Loan. See Note 9 for detailed information on the accelerated share repurchase.
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
On February 5, 2021, the Company entered into the first amendment to the Term Loan Credit Agreement, which amends, among other things, the covenant limiting the Company’s consolidated leverage ratio. After giving effect to the amendment, the covenant limiting the Company's consolidated leverage ratio will be consistent with the covenant limiting the Company's consolidated leverage ratio in the 2021 Term Loan Credit Agreement, and will be limited to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 under the 2021 Term Loan Credit Agreement (the “Leverage Ratio Step-Down”) to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Leverage Ratio Step-Down, if so elected by the Company, a step-up to

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.25:1.0 for the four fiscal quarters following such qualified acquisition. The Company was in compliance with these covenants as of December 31, 2021.
Senior Notes
On February 18, 2021, the Company issued $750.0 million of unsecured senior notes due March 1, 2026. The 2026 Notes accrue interest at a rate of 1.250% per annum, which is due semi-annually on March 1 and September 1 of each year beginning on September 1, 2021. The net proceeds from this offering were $741.4 million, after deducting the underwriting discount and estimated offering expenses payable by the Company. The Company used the net proceeds from the 2026 Notes to fund a portion of the purchase price for the Wrike acquisition. The 2026 Notes will mature on March 1, 2026, unless earlier redeemed in accordance with their terms prior to such date.
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
On November 15, 2017, the Company issued $750.0 million of unsecured senior notes due December 1, 2027. The 2027 Notes accrue interest at a rate of 4.500% per annum. Interest on the 2027 Notes is due semi-annually on June 1 and December 1 of each year. The net proceeds from this offering were approximately $741.0 million, after deducting the underwriting discount and estimated offering expenses payable by the Company. Net proceeds from this offering were used to repurchase shares of the Company's common stock through an ASR transaction which the Company entered into with Citibank, N.A. (the “ASR Counterparty”) on November 13, 2017. The 2027 Notes will mature on December 1, 2027, unless earlier redeemed in accordance with their terms prior to such date.
Each of the 2026 Notes, 2030 Notes and 2027 Notes are individually redeemable in whole or from time to time in part at the Company's option, subject to a make-whole premium. In addition, upon the occurrence of certain change of control triggering events prior to maturity, holders of the notes may require the Company to repurchase the notes for cash at a repurchase price of 101% of the principal amount of the notes to be repurchased plus accrued and unpaid interest to, but excluding, the repurchase date.
Credit Facility
On November 26, 2019, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with a group of financial institutions, which amends and restates the Company’s Credit Agreement, dated January 7, 2015. The Credit Agreement provides for a five-year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The credit facility bears interest at a rate equal to (a) either (i) a LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially was determined based on the Company’s consolidated leverage ratio. The Company made an election to base the applicable margin on the Company’s long-term debt rating as set forth in the Credit Agreement effective in the second quarter of 2021. In addition, the Company is required to pay a quarterly facility fee ranging from 0.11% to 0.20% of the aggregate revolving commitments under the credit facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA or long-term credit rating. As of December 31, 2021 and 2020, no amounts were outstanding under the credit facility.
On February 5, 2021, the Company entered into the first amendment to the Credit Agreement, which amends, among other things, the covenant limiting the Company’s consolidated leverage ratio. After giving effect to the amendment, the covenant limiting the Company’s consolidated leverage ratio will be consistent with the covenant limiting the Company’s consolidated leverage ratio in the 2021 Term Loan Credit Agreement, and will be limited to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 (or such earlier date as the Company may elect by written notice to Bank of America, N.A., in its capacity as administrative agent) under the 2021 Term Loan Credit Agreement (the “Leverage Ratio Step-Down”) to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Leverage Ratio Step-Down, if so elected by the Company, a step-up to

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4.25:1.0 for the four fiscal quarters following such qualified acquisition. The Company was in compliance with these covenants as of December 31, 2021.
Convertible Senior Notes
During 2014, the Company completed a private placement of approximately $1.44 billion principal amount of 0.500% Convertible Notes due 2019. All Convertible Notes were converted by their beneficial owners prior to their maturity on April 15, 2019. In accordance with the terms of the indenture governing the Convertible Notes, on April 15, 2019 the Company paid $1.16 billion in the outstanding aggregate principal amount of the Convertible Notes and delivered 4.9 million newly issued shares of its common stock in respect of the remainder of the Company's conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted, in full satisfaction of such converted notes. The Company received shares of its common stock under the Bond Hedges (as defined below) that offset the issuance of shares of common stock upon conversion of the Convertible Notes. During the year ended December 31, 2019, the Company recorded $1.6 million in contractual interest and $8.1 million in amortization of debt discount related to the Convertible Notes.
Convertible Note Hedge and Warrant Transactions
To minimize the impact of potential dilution upon conversion of the Convertible Notes, the Company entered into convertible note hedge transactions relating to approximately 16.0 million shares of common stock (the “Bond Hedges”) and also entered into separate warrant transactions (the “Warrant Transactions”) with each of the Option Counterparties relating to approximately 16.0 million shares of common stock to offset any payments in cash or shares of common stock at the Company’s election. As a result of the spin-off of its GoTo Business in January 2017, the number of shares of the Company's common stock covered by the Bond Hedges and Warrant Transactions was adjusted to approximately 20.0 million shares.
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
Bridge Facility and Take-Out Facility Commitment Letter
On January 16, 2021, the Company entered into a bridge facility and take-out facility commitment letter (the “Commitment Letter”) pursuant to which JPMorgan Chase Bank, N.A. (1) committed to provide a senior unsecured 364-day term loan facility in an aggregate principal amount of $1.45 billion to finance the cash consideration for the Wrike acquisition in the event that the permanent debt financing was not available on or prior to the Closing Date and (2) agreed to use commercially reasonable efforts to assemble a syndicate of lenders to provide the necessary commitments for the senior term loan facility. The commitments under the Commitment Letter were permanently reduced to zero on February 18, 2021, as a result of (i) the effectiveness of the 2021 Term Loan Credit Agreement and (ii) the completion of the issuance of the 2026 Notes. In connection with the Commitment Letter, the Company incurred $5.4 million in issuance costs that were expensed in the first quarter of 2021 and are included in Interest expense in the accompanying consolidated statements of income.
14. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of December 31, 2021, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The total cumulative unrealized loss on cash flow derivative instruments was $0.6 million at December 31, 2021, and is included in Accumulated other comprehensive loss in the accompanying consolidated balance sheets. See Note 16 for more information related to comprehensive income. The net unrealized loss as of December 31, 2021 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$694	Prepaid expenses and other current assets	$3,945	Accrued expenses and other current liabilities	$1,358	Accrued expenses and other current liabilities	$75

	Asset Derivatives				Liability Derivatives
(In thousands)
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$47	Prepaid expenses and other current assets	$67	Accrued expenses and other current liabilities	$173	Accrued expenses and other current liabilities	$1,372
The Effect of Derivative Instruments on Financial Performance

	For the Year ended December 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Gain Recognized in Other Comprehensive Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss
	2021	2020		2021	2020
Foreign currency forward contracts	$(4,161)	$2,694	Operating expenses	$2,702	$(331)
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Year ended December 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2021	2020
Foreign currency forward contracts	Other income, net	$9,045	$(18,069)

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Outstanding Foreign Currency Forward Contracts
As of December 31, 2021, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 10,400
Brazilian Real	BRL 4,400
British Pounds Sterling	GBP 12,100
Canadian Dollar	CAD 3,750
Chinese Yuan Renminbi	CNY 24,000
Czech Koruna	CZK 43,000
Danish Krone	DKK 10,700
Euro	EUR 15,564
Hong Kong Dollar	HKD 29,350
Indian Rupee	INR 1,180,000
Japanese Yen	JPY 880,000
Singapore Dollar	SGD 16,400
Swiss Franc	CHF 295,150
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$307,499	$504,446	$681,813
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	124,113	123,575	130,853
Effect of dilutive employee stock awards	2,146	2,577	2,196
Effect of dilutive Convertible Notes	—	—	1,422
Effect of dilutive warrants	—	—	1,024
Denominator for diluted earnings per share - weighted-average shares outstanding	126,259	126,152	135,495

Basic earnings per share	$2.48	$4.08	$5.21

Diluted earnings per share	$2.44	$4.00	$5.03
For the years ended December 31, 2021 and 2020, there were no weighted-average number of shares outstanding used in the computation of diluted earnings per share for the warrants, as they expired on November 18, 2019. For the year ended December 31, 2019, the weighted-average number of shares outstanding used in the computation of diluted earnings per share includes the dilutive effect of the warrants, as the average stock price during the year was above the weighted-average warrant strike price of $94.42 per share. For the year ended December 31, 2021, anti-dilutive stock-based awards excluded from the

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
calculations of diluted earnings per share were 1.8 million shares. For the years ended December 31, 2020 and 2019, stock-based awards excluded from the calculations of diluted earnings per share were not material.
The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on its Convertible Notes on diluted earnings per share because upon conversion the Company paid cash up to the aggregate principal amount of the Convertible Notes converted and delivered shares of common stock in respect of the remainder of the Company’s conversion obligation in excess of the aggregate principal amount of the Convertible Notes converted. The conversion spread had a dilutive impact on diluted earnings per share when the average market price of the Company’s common stock for a given period exceeded the conversion price. For the years ended December 31, 2021 and 2020, there was no dilution as the Convertible Notes matured on April 15, 2019. For the year ended December 31, 2019, the average market price of the Company's common stock exceeded the conversion price; therefore, the dilutive effect of the Convertible Notes was included in the denominator of diluted earnings per share.
16. COMPREHENSIVE INCOME
The changes in Accumulated other comprehensive loss by component, net of tax, are as follows:

	Foreign currency	Unrealized loss on available-for-sale securities	Unrealized gain (loss) on derivative instruments	Other comprehensive (loss) gain on pension liability	Total
	(In thousands)
Balance at December 31, 2020	$(2,946)	$(18)	$3,562	$(4,247)	$(3,649)
Other comprehensive income (loss) before reclassifications	—	16	(1,459)	4,898	3,455
Amounts reclassified from accumulated other comprehensive loss	—	—	(2,702)	—	(2,702)
Net current period other comprehensive income (loss)	—	16	(4,161)	4,898	753
Balance at December 31, 2021	$(2,946)	$(2)	$(599)	$651	$(2,896)
Income tax expense or benefit allocated to each component of other comprehensive income (loss) is not material.
Reclassifications out of Accumulated other comprehensive loss are as follows:

	For the Year Ended December 31, 2021
	(In thousands)
Details about accumulated other comprehensive loss components	Amount reclassified from Accumulated other comprehensive loss, net of tax	Affected line item in the Consolidated Statements of Income
Unrealized net gains on cash flow hedges	(2,702)	Operating expenses *
* Operating expenses amounts allocated to Research and development, Sales, marketing and services, and General and administrative are not individually significant.
17. RESTRUCTURING
2021 Restructuring Program
On November 15, 2021, the Company announced the implementation of a restructuring program (the “2021 Restructuring Program”) intended to improve operational efficiency. The 2021 Restructuring Program includes, among other things, the elimination of full-time positions, termination of certain contracts, and asset impairments, primarily related to facilities consolidations. The Company currently expects to record in the aggregate approximately $130.0 million to $240.0 million in pre-tax restructuring and asset impairment charges associated with the 2021 Restructuring Program. Included in these pre-tax charges are approximately $65.0 million to $90.0 million related to employee severance arrangements, approximately $40.0 million to $75.0 million related to the impairment of ROU and other assets from the consolidation of facilities, approximately $20.0 million to $35.0 million in contract termination costs and approximately $5.0 million to $40.0 million related to the impairment of certain acquired intangible assets. See Note 2 for detailed information on long-lived assets and intangible assets. The program is expected to be substantially completed over an estimated eighteen-month period.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Restructuring Programs
The Company has implemented other restructuring plans to reduce its cost structure, align resources with its product strategy and improve efficiency, which have resulted in workforce reductions and the consolidation of certain leased facilities. All of the activities related to these other restructuring plans are substantially complete.
Restructuring Charges
For the years ended December 31, 2021, 2020 and 2019, restructuring charges were comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
2021 Restructuring Program
Employee severance and related costs	$66,995	$—	$—
ROU asset impairment	20,927	—	—
Other asset impairment	15,401	—	—
Total 2021 Restructuring Program charges	$103,323	$—	$—
Other Restructuring Programs
Employee severance and related costs	$—	$3,100	$19,581
Consolidation of leased facilities	—	—	2,666
ROU asset impairment	—	8,881	—
Total Other Restructuring Programs charges	$—	$11,981	$22,247
Total Restructuring charges	$103,323	$11,981	$22,247
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
During the year ended December 31, 2021, in connection with the 2021 Restructuring Program the Company re-evaluated its real estate needs, resulting in a reduction of owned space and leased space, and the impairment of the associated ROU assets and property and equipment. For the year ended December 31, 2021, these actions resulted in a restructuring charge of $29.4 million, comprised of noncash charges of $20.9 million related to the impairment of operating lease ROU assets, and property and equipment of $8.5 million. Due to the actions taken above, the Company tested the operating lease ROU assets and certain property and equipment for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, the Company determined that the undiscounted cash flows of the asset groups were below the carrying values, indicating impairment. The Company then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets.
In addition, during the year ended December 31, 2021, in connection with the 2021 Restructuring Program, the Company determined that certain capitalized internal use software did not have ongoing economic benefits and recorded impairment charges of $6.2 million.
During the year ended December 31, 2020, in connection with the COVID-19 pandemic, the Company determined that a vacant facility partially impaired under a previous restructuring plan became fully impaired due to a reassessment of the timing and fees of the assumed sublease rentals and recorded impairment charges of $8.9 million.
These non-recurring fair value measurements were categorized as Level 3, as significant unobservable inputs were utilized.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restructuring accruals
The activity in the Company’s restructuring accruals for the year ended December 31, 2021 is summarized as follows (in thousands):

2021 Restructuring Program
Balance at January 1, 2021	$—
Employee severance and related costs	66,995
Payments	(38,893)
Balance at December 31, 2021	$28,102
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
The components of lease expense were as follows (in thousands):

		Year Ended December 31,
		2021	2020	2019
	Classification
Operating lease cost	Operating expenses	$51,089	$49,704	$50,163
Variable lease cost	Operating expenses	13,311	11,988	9,448
Sublease income	Other income, net	(917)	(1,064)	(878)
Net lease cost		$63,483	$60,628	$58,733
Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$59,729	$55,514	$54,690
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$37,697	$28,101	$49,264
Supplemental balance sheet information related to leases was as follows (in thousands):

Operating Leases	December 31,
	2021	2020
Operating lease right-of-use assets	$154,685	$187,129

Accrued expenses and other current liabilities	$57,006	$48,359
Operating lease liabilities	166,014	195,767
Total operating lease liabilities	$223,020	$244,126

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Term and Discount Rate

	December 31,
	2021	2020
Weighted-average remaining lease term (years)	4.6	5.5

Weighted-average discount rate	4.00%	4.53%
Future minimum lease payments as of December 31, 2021 were as follows (in thousands):

Year ending December 31,	Operating Leases
2022	$64,014
2023	55,366
2024	48,820
2025	39,577
2026	15,895
After 2026	20,527
Total lease payments	$244,199
Less: imputed interest	(21,179)
Present value of lease liabilities	$223,020
19. SUBSEQUENT EVENTS
Legal Matters
On January 22, 2022, a putative shareholder derivative complaint was filed in the United States District Court for the Southern District of Florida, naming the Company as a nominal defendant and certain of its current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Sections 10(b), 14(a), 20(a), and 21D of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder. The complaint, which references the securities class action filed November 19, 2021, alleges that the defendants made or caused the Company to make false or misleading statements that failed to disclose that the Company was struggling to transition customers from an on-premise offering to a cloud-based subscription offering and that the Company failed to maintain adequate internal controls. The complaint also alleges that the defendants caused the Company to repurchase shares at inflated stock prices. The complaint seeks an award of damages and restitution to the Company as a result of the alleged violations, plaintiff's costs and disbursements, including reasonable attorneys' and experts' fees, costs and other expenses, as well as corporate governance enhancements. The Company believes that it and the defendants have meritorious defenses to these allegations; however, the Company is unable to currently determine the ultimate outcome of this matter or the potential exposure or loss, if any.
Agreement and Plan of Merger
On January 31, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Picard Parent, Inc. (“Parent”), Picard Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”) and, for certain limited purposes detailed in the Merger Agreement, TIBCO Software, Inc. (“TIBCO”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by TIBCO, an indirect subsidiary of an affiliate of Vista Equity Partners (“Vista”). Vista is partnering with Evergreen Coast Capital Corp., an affiliate of Elliott Investment Management L.P., to acquire all of the Company’s outstanding shares of common stock (the “Company Common Stock”) for $104.00 per share in cash.
The Merger is conditioned upon, among other things, the approval of the Merger Agreement by the affirmative vote of holders of at least a majority of all outstanding shares of Company Common Stock at a meeting of the Company’s stockholders held for such purpose, the expiration of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment screening laws, and other customary closing conditions. Subject to the satisfaction (or if applicable, waiver) of such conditions, the Merger is expected to close mid-year 2022.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of the Merger Agreement, the Company may be required to pay Parent a termination fee of $409.0 million if the Merger Agreement is terminated under certain specified circumstances. The Merger Agreement additionally provides that Parent pay the Company a termination fee of $818.0 million under certain specified circumstances.

CITRIX SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Beginning of Period	Charged to Expense	Charged to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2021
Deducted from asset accounts:
Allowance for credit losses	$18,949	$6,689	$—		$2,564	(2)	$23,074
Allowance for returns	10,449	—	4,226	(1)	2,133	(3)	12,542
Valuation allowance for deferred tax assets	151,791	—	7,628	(4)	36,928	(6)	122,491
2020
Deducted from asset accounts:
Allowance for credit losses	$6,161	$12,136	$2,184	(5)	$1,532	(2)	$18,949
Allowance for returns	3,396	—	11,249	(1)	4,196	(3)	10,449
Valuation allowance for deferred tax assets	128,388	—	23,403	(4)	—		151,791
2019
Deducted from asset accounts:
Allowance for doubtful accounts	$3,634	$3,626	$—		$1,099	(2)	$6,161
Allowance for returns	896	—	5,307	(1)	2,807	(3)	3,396
Valuation allowance for deferred tax assets	85,400	—	42,988	(4)	—		128,388

(1)Charged against revenues. 2021 also includes $0.7 million established in connection with acquisitions.
(2)Uncollectible accounts written off, net of recoveries.
(3)Credits issued for returns.
(4)Related to deferred tax assets on foreign tax credits, net operating loss carryforwards, and depreciation.
(5)Transition adjustment for adoption of credit loss standard.
(6)Relates to release of valuation allowance for Swiss tax reform.