Form 10-K/A
period 2021-12-31
CITRIX SYSTEMS INC
filed 2022-04-29
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to                 .
Commission File Number
0-27084

CITRIX SYSTEMS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	75-2275152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

851 West Cypress Creek Road Fort Lauderdale Florida	33309
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (954)
267-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value per share	CTXS	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Citrix Systems, Inc., referred to in this report as “Citrix,” the “Company,” “we,” “us,” and “our,” is filing this Amendment No. 1 on Form
10-K/A
(the “Amendment”) to its Annual Report on Form
10-K
for the year ended December 31, 2021, originally filed on February 16, 2022 (the “Original Report”), for the sole purpose of including the information required by Part III of Form
10-K.
This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the below referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to provide information required in Part III of Form
10-K
for the fiscal year ended December 31, 2021 because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Report.
In accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Items 15 and 16 of the Original Report are hereby amended and restated only with respect to the addition to Item 15 of the new certifications by our principal executive officer and principal financial officer filed herewith. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted.
This Amendment does not reflect events occurring after the filing of the Original Report, does not modify or update in any way the disclosures contained in the Original Report, and does not modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the Securities and Exchange Commission (“SEC”) subsequent to the Original Report.
References in this Amendment to the Company’s website are not intended to, and do not, incorporate by reference into this Amendment any materials contained on such website.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following tables provide information regarding our executive officers and directors as of April 29, 2022:
Executive Officers:

Name	Age	Position
Robert M. Calderoni	62	Chairman of the Board and Interim Chief Executive Officer and President
Michael J. Arenth	50	Executive Vice President, Work Solutions
Antonio G. Gomes	56	Executive Vice President, Chief Legal Officer and Secretary
Woong Joseph Kim	43	Executive Vice President and Chief Product and Technology Officer
Donna N. Kimmel	59	Executive Vice President and Chief People Officer
Hector M. Lima	47	Executive Vice President and Chief Customer Officer
Timothy A. Minahan	52	Executive Vice President, Business Strategy and Chief Marketing Officer
Mark J. Schmitz	47	Executive Vice President and Chief Operating Officer
Jason A. Smith	49	Executive Vice President and Chief Financial Officer
Non-Employee
Directors:

Name	Age	Position
Nanci E. Caldwell	64	Lead Independent Director
Murray J. Demo	60	Director
Thomas E. Hogan	62	Director
Moira A. Kilcoyne	60	Director
Robert E. Knowling, Jr.	66	Director
Peter J. Sacripanti	66	Director
J. Donald Sherman	56	Director
There are no family relationships among any of our directors or executive officers.
Information Regarding Our Executive Officers
Robert M. Calderoni
has served as our Interim Chief Executive Officer and President since October 2021. Mr. Calderoni has served as Chairman of the Board of Directors since July 2015. Mr. Calderoni served as Executive Chairman of Citrix from July 2015 through December 2018. From October 2015 to January 2016, he also served as our Interim Chief Executive Officer and President. He has been a member of our Board of Directors since June 2014. Mr. Calderoni served as Chairman and Chief Executive Officer of Ariba, Inc., a cloud applications and business network company, from October 2001 until it was acquired by SAP, a publicly-traded software and IT services company, in October 2012, and then continued as Chief Executive Officer of Ariba following the acquisition until January 2014. Mr. Calderoni also served as a member of the global managing board at SAP AG between November 2012 and January 2014 and as President SAP Cloud at SAP AG from June 2013 to January 2014. Mr. Calderoni has also held senior finance roles at Apple and IBM and served as Chief Financial Officer of Avery Dennison Corporation.
Michael J. Arenth
has served as our Executive Vice President, Work Solutions since November 2021. Prior to joining Citrix, Mr. Arenth served as Senior Advisor at Cinven, an international private equity firm, from January 2020 to November 2021. From August 2016 to July 2019, Mr. Arenth served as Chief Executive Officer at HotSchedules, a cloud-based workforce management platform for the restaurant and hospitality industry. From July 2015 to July 2016, Mr. Arenth served as Senior Advisor at Silver Lake, a private equity firm focused on technology and technology-related industries. From October 2012 to February 2014, Mr. Arenth served as

Executive Vice President for Ariba, an SAP Company, responsible for all revenue and customer success related to the Ariba line of business. Before joining SAP in 2012, Mr. Arenth was Senior Vice President and General Manager at Ariba, responsible for cloud software sales, the business network and professional services in both North America and EMEA.
Antonio G. Gomes
has served as our Executive Vice President, Chief Legal Officer and Secretary since October 2019. Mr. Gomes served as our Executive Vice President, General Counsel, Secretary and Chief Legal Compliance Officer from April 2015 to September 2019, and as our Vice President and Deputy General Counsel, Secretary and Chief Legal Compliance Officer from February 2008 to March 2015. Prior to joining Citrix, Mr. Gomes was a Partner in the corporate practice of Goodwin Procter LLP, an international law firm, from February 2005 to January 2008.
Woong Joseph Kim
has served as our Executive Vice President and Chief Product and Technology Officer since November 2021. Mr. Kim served as our Executive Vice President of Engineering and Chief Technology Officer from December 2020 to November 2021. Prior to joining Citrix, Mr. Kim served as Executive Vice President, Engineering and Chief Technology Officer at SolarWinds, Inc., a publicly-traded IT infrastructure management software company, from July 2017 to November 2020. From February 2016 to July 2017, Mr. Kim served as Senior Vice President and Chief Technology Officer at SolarWinds. Mr. Kim was the General Manager of Hewlett Packard Enterprise Company’s Transform business unit from November 2014 to February 2016, and the Chief Technology Officer for HP Software’s Application Delivery Management (ADM) and IT operations management businesses from April 2013 to November 2014.
Donna N. Kimmel
has served as our Executive Vice President and Chief People Officer since November 2015. Prior to joining Citrix, Ms. Kimmel served as Senior Vice President, Human Resources at GTECH and IGT from February 2014 to November 2015. Prior to that, Ms. Kimmel served as Senior Vice President and Chief Human Resources Officer of Sensata Technologies, a
private-to-public
spinoff from Texas Instruments from April 2006 to December 2012.
Hector M. Lima
has served as our Executive Vice President and Chief Customer Officer since August 2021. Mr. Lima served as our Executive Vice President of Customer Experience from December 2020 to August 2021. Mr. Lima served as our Senior Vice President of Customer Success from January 2019 to December 2020 and as our Vice President, Americas Consulting and Education from August 2013 to January 2019. Mr. Lima has been with Citrix for more than 20 years and during his tenure he has held a number of leadership roles in our professional services, consulting and education organizations.
Timothy A. Minahan
has served as our Executive Vice President, Business Strategy and Chief Marketing Officer since July 2017. Mr. Minahan served as our Senior Vice President and Chief Marketing Officer from November 2015 to July 2017. Prior to joining Citrix, Mr. Minahan served as Senior Vice President and Chief Marketing Officer of SAP Cloud from June 2013 to July 2015, where he led their effort to transition to the cloud.
Mark J. Schmitz
has served as our Executive Vice President and Chief Operating Officer since July 2019. Mr. Schmitz served as our Senior Vice President of Business Operations from September 2016 to July 2019. Prior to joining Citrix, from January 2015 to September 2016, Mr. Schmitz served as Chief Operating Officer for SAP SucessFactors, and from January 2014 to January 2015, Mr. Schmitz served as Chief Operating Officer, SAP Cloud, where he led business operations and was responsible for the deployment of SAP’s cloud vision. From October 2012 to December 2013, Mr. Schmitz served as Senior Vice President and Chief Operating Officer, SAP Ariba.
Jason A. Smith
has served as our Executive Vice President and Chief Financial Officer since March 2022. Mr. Smith served as our Senior Vice President, Finance from September 2021 to February 2022. Prior to joining Citrix, Mr. Smith held multiple finance, planning, development and treasurer roles at ADT Security over a nine-year tenure, including as Senior Vice President, M&A and Business Transformation, from June 2021 through

August 2021, as Senior Vice President, Finance, from 2018 through June 2021, and as Senior Vice President, Finance, and Corporate Treasurer, from 2016 through 2018.
Information Regarding Our Board of Directors
Robert M. Calderoni
has served as a member of our Board of Directors since June 2014 and as chairman of the Board of Directors since July 2015. For further biographical information regarding Mr. Calderoni, see above under the heading
Information Regarding Our Executive Officers
. Mr. Calderoni previously served on the Boards of Directors of Juniper Networks, Inc., a publicly-traded networking company from 2003 to 2019, and LogMeIn, Inc., a then publicly-traded remote access and remote software company, from 2017 to 2020. Since 2007, Mr. Calderoni has served on the Board of Directors of
KLA-Tencor,
a publicly-traded semiconductor equipment company; and since March 2020, Mr. Calderoni has served on the Board of Directors of ANSYS, Inc., a publicly-traded engineering simulation software provider. The Board believes Mr. Calderoni’s qualifications to sit on our Board of Directors include his extensive leadership and business development experience as the leader of a publicly-traded
Software-as-a-Service
company and his deep financial, accounting, corporate finance and operations expertise, including business transition situations, gleaned through his experience in managing large-scale global enterprises.
Nanci E. Caldwell
has served as a member of our Board of Directors since July 2008 and currently serves as Lead Independent Director. Since 2005, Ms. Caldwell has served as a member of a number of boards of both public and private technology companies, including Donnelley Financial Solutions, Inc., a publicly-traded financial communications and data services company from 2016 to 2020; Talend SA, a publicly-traded data integration company from 2017 to 2020; Deltek, Inc., a publicly-traded enterprise management software company from 2005 to 2012; Network General, now NetScout Inc., a publicly-traded provider of integrated network performance management solutions from 2005 to 2007; and Hyperion Solutions Corporation, a publicly-traded provider of performance management software acquired by Oracle in 2007, from 2006 to 2007. From April 2001 until it was acquired by Oracle in December 2004, Ms. Caldwell served as Executive Vice President and Chief Marketing Officer for PeopleSoft, Inc., a publicly-traded human resources management software company. In addition, from June 2009 to December 2014, Ms. Caldwell served as a member of the board of Tibco Software Inc., a then publicly-traded business integration and process management software company. Since December 2015, Ms. Caldwell has served on the Board of Directors of Equinix, Inc., a publicly-traded IT data center company, and on the Board of Directors of Canadian Imperial Bank of Commerce, a publicly-traded financial institution. Since March 2020, Ms. Caldwell has served on the Board of Directors of Procore Technologies, Inc., a publicly-traded construction management software company. The Board believes Ms. Caldwell’s qualifications to sit on our Board of Directors include her extensive experience with technology and software companies in the areas of sales and marketing, and her executive leadership and management expertise with publicly-traded companies.
Murray J. Demo
has served as a member of our Board of Directors since February 2005. From January 2018 to October 2020, Mr. Demo served as Executive Vice President and Chief Financial Officer of Rubrik, Inc., a privately-held cloud data management company. From October 2015 to January 2018, Mr. Demo served as Chief Financial Officer of Atlassian Corporation, a publicly-traded enterprise software company. Previously, Mr. Demo served as Executive Vice President and Chief Financial Officer of Dolby Laboratories, a publicly-traded global leader in entertainment technologies, from May 2009 until June 2012. Mr. Demo has also served as Executive Vice President and Chief Financial Officer of LiveOps, a privately-held virtual call center company, and as Executive Vice President and Chief Financial Officer of Postini, Inc., a security software company, which was acquired by Google in September 2007. Mr. Demo also held various executive-level finance roles at Adobe Systems, including Executive Vice President and Chief Financial Officer. Mr. Demo previously served on the board of Xoom Corporation, a formerly publicly-traded global online money transfer provider that was acquired by PayPal in November 2015, from May 2012 to November 2015; and from December 2011 to December 2015, Mr. Demo served on the Board of Directors of Atlassian Corporation. The Board believes Mr. Demo’s qualifications to sit on our Board of Directors include his extensive experience with finance and accounting matters for global organizations in the technology industry, including the experience that he has gained in his roles as Chief Financial Officer of publicly-traded companies.
Thomas E. Hogan
has served as a member of our Board of Directors since December 2018. Since January 2021, Mr. Hogan has served as Managing Director of Vista Equity Partners, a private equity company. From September 2019 through February 2020, Mr. Hogan served as President of North America and a member of the Executive Committee of Temenos AG, a publicly-traded banking solutions software company. Prior to the acquisition of Kony, Inc., in September 2019 by Temenos, Mr. Hogan served as Chief Executive Officer of Kony, Inc., a privately-held digital strategy company since 2014. He served as Chairman of the board of Kony, Inc. from 2017 through its acquisition in 2019. Prior to joining Kony, Mr. Hogan served as Senior Vice President of Software at Hewlett Packard, a publicly-traded hardware, software and IT services company, from January 2006 to November 2009 and as Executive Vice President of Sales, Marketing, and Strategy from November 2009 to March 2011. Mr. Hogan has also served as President and Chief Executive Officer of Vignette, a publicly-traded enterprise content management company, from 2002 to 2006 and as Senior Vice President of Global Sales and Operations at Siebel Software, a publicly-traded customer relationship management application software company, from January 1999 to January 2001. Mr. Hogan began his career at IBM in January 1982, where he held a variety of executive positions. The Board believes Mr. Hogan’s qualifications to sit on our Board of Directors include his decades of executive and operational experience with technology and software companies.
Moira A. Kilcoyne
has served as a member of our Board of Directors since June 2018. Ms. Kilcoyne held various senior management roles at Morgan Stanley between 1989 and 2016, including most recently serving as Global
Co-Chief
Information Officer and Managing Director and
Co-Head
of Global Technology and Data from 2013 until 2016, and as the Chief Information Officer of Brokerage Venture, Wealth and Investment Management and as a Managing Director from 2010 until 2013. During 2007, Ms. Kilcoyne served as Managing Director and Head of Corporate Systems at Merrill Lynch before returning to Morgan Stanley. Ms. Kilcoyne began her career at IBM, where she served in multiple technical roles before moving on to Morgan Stanley. Since December 2016, Ms. Kilcoyne has served on the Board of Directors of Quilter plc, a publicly-traded advice, investments and wealth management provider. Since November 2019, Ms. Kilcoyne has served on the Board of Directors of Arch Capital Group Ltd., a publicly-traded insurance, reinsurance and mortgage insurance writer. Since June 2021, Ms. Kilcoyne has served on the Board of Directors of Elliott Opportunity II Corp., a publicly-traded blank check company incorporated in February 2021. The Board believes Ms. Kilcoyne’s qualifications to sit on our Board of Directors include her extensive global technology and operations experience, especially related to the financial industry.
Robert E. Knowling, Jr.
has served as a member of our Board of Directors since October 2020. Mr. Knowling currently serves as the Chairman of Eagles Landing Partners, a private strategic management consulting company. Mr. Knowling also serves as an advisor-coach to chief executive officers. Mr. Knowling previously served as Chief Executive Officer of Telwares, a private provider of telecommunications expense management solutions, from 2005 to 2009. Mr. Knowling served as Chief Executive Officer of the New York City Leadership Academy, an independent nonprofit corporation created by Chancellor Joel I. Klein and Mayor Michael R. Bloomberg that is chartered with developing the next generation of principals in the New York City public school system from 2001 to 2005. Mr. Knowling served as Chairman and Chief Executive Officer of SimDesk Technologies, Inc. from 2001 to 2003. Prior to this, Mr. Knowling served as Chairman, President and Chief Executive Officer of Covad Communications, a Warburg Pincus private equity-backed start-up
company. Since January 2018, Mr. Knowling has served on the Board of Directors of Stride, Inc., a publicly-traded for profit education company. Since October 2018, Mr. Knowling has served on the Board of Directors of Rite Aid Corporation, a publicly-traded drug store chain. The Board believes Mr. Knowling’s qualifications to sit on our Board of Directors include his extensive experience in executive management and leadership roles, including service on other boards of directors of a number of publicly-traded companies.
Peter J. Sacripanti
has served as a member of our Board of Directors since December 2015. Since 1996, Mr. Sacripanti has served as a Partner at McDermott Will & Emery, an international law firm with 2,000 full-

time employees in North America, Europe and Asia. In this position, he represents and defends major corporations and industry groups, including Fortune 500 companies. From 2009 to 2016, Mr. Sacripanti served as co-chairman
of the firm’s Executive Committee. Mr. Sacripanti previously served on the Board of Directors of LogMeIn, Inc., a then publicly-traded remote access and remote software company, from 2017 to 2020. The Board believes Mr. Sacripanti’s qualifications to sit on our Board of Directors include his management of an international business organization and his years of experience representing large corporations on a variety of legal matters.
J. Donald Sherman
has served as a member of our Board of Directors since March 2020. Mr. Sherman has served as Chief Executive Officer of Dashlane, Inc., a provider of password management and security solutions since February 2021. From March 2012 to July 2020, Mr. Sherman served as President and Chief Operating Officer of HubSpot, Inc., a publicly-traded developer and marketer of software products for inbound marketing and sales. Prior to joining HubSpot, Mr. Sherman served as Chief Financial Officer of Akamai Technologies, a publicly-traded intelligent edge platform for securing and delivering digital experiences from 2005 to 2012. From 1990 to 2005, Mr. Sherman served in various positions at IBM including as Vice President of Financial Planning and Assistant Controller of Corporate Financial Strategy and Budgets. Mr. Sherman previously served on the board of Fiserv, Inc., a publicly-traded global provider of financial services technology from November 2015 to August 2019. The Board believes Mr. Sherman’s qualifications to sit on our Board of Directors include his extensive experience with finance and operational matters for global organizations in the technology industry, including the experience that he has gained in his roles as Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of publicly-traded companies.
Standing Committees of Our Board of Directors
Audit Committee.
The current members of the Audit Committee are Murray J. Demo (Chair), Thomas E. Hogan, and J. Donald Sherman. Our Board of Directors has determined that each member of the Audit Committee meets the independence requirements promulgated by Nasdaq and the SEC, including
Rule 10A-3(b)(1)
under the Exchange Act. In addition, our Board of Directors has determined that each member of the Audit Committee is financially literate and that Messrs. Demo and Sherman each qualify as an “audit committee financial expert” under the rules of the SEC. The Audit Committee operates under a written charter adopted by our Board of Directors, a current copy of which is available in the Corporate Governance section of our website at https://www.citrix.com/about/governance.html.
As described more fully in its charter, the Audit Committee oversees our accounting and financial reporting processes, internal controls and audit functions. In fulfilling its role, the Audit Committee:

•	reviews the financial reports and related disclosure provided by us to the SEC, our shareholders or the general public;

•	reviews our internal financial and accounting controls;

•	oversees the appointment, compensation, retention and work performed by any independent registered public accounting firms we engage;

•	oversees procedures designed to improve the quality and reliability of the disclosure of our financial condition and results of operations;

•	oversees our internal audit function;

•	serves as the Qualified Legal Compliance Committee of Citrix in accordance with Section 307 of the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the SEC;

•
recommends, establishes and monitors procedures designed to facilitate (1) the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters, and (2) the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

•	advises the Board of Directors on matters relating to our investment policies, financing activities and worldwide insurance program;

•	engages advisers as necessary; and

•	determines the funding from us that is necessary or appropriate to carry out the Audit Committee’s duties.
Compensation and Human Capital Committee.
The current members of the Compensation and Human Capital Committee are Peter J. Sacripanti (Chair), Nanci E. Caldwell, and Robert E. Knowling, Jr. Our Board of Directors has determined that each of the members of the Compensation and Human Capital Committee is independent as defined by the Nasdaq rules. In addition, each member of the Compensation and Human Capital Committee is a
“non-employee”
director as defined under Section 16 of the Exchange Act. The Compensation and Human Capital Committee operates under a written charter adopted by our Board of Directors, a current copy of which is available in the Corporate Governance section of our website at https://www.citrix.com/about/governance.html.
As described more fully in its charter, the Compensation and Human Capital Committee is responsible for determining and making recommendations with respect to all forms of compensation to be granted to our executive officers and preparing an annual report on executive compensation for inclusion in the Proxy Statement for our Annual Meeting of Shareholders or Form
10-K,
as applicable, in accordance with applicable rules and regulations.
In fulfilling its role, the Compensation and Human Capital Committee also:

•	reviews and makes recommendations to our management on company-wide compensation programs and practices;

•	approves the salary, variable cash compensation, equity-based and other compensation arrangements of our executive officers reporting directly to our President and Chief Executive Officer;

•	recommends, subject to approval by the entire Board of Directors, the salary, variable cash compensation, equity-based and other compensation arrangements of our President and Chief Executive Officer;

•	selects a peer group to conduct a competitive analysis of the compensation paid to our executive officers and considers the composition of such peer group on an annual basis;

•
appoints, retains, compensates, terminates and oversees the work of any independent experts, consultants and other advisers, reviews and approves the fees and retention terms for such experts, consultants and other advisers and considers at least annually the independence of such consultants;

•
considers the independence of and potential conflicts of interests with compensation consultants, legal counsel or other advisers, including based on factors required to be considered by the SEC or Nasdaq;

•	evaluates director compensation and recommends to the full Board of Directors appropriate levels of director compensation;

•	establishes policies and procedures for the grant of equity-based awards and periodically reviews our equity award grant policy;

•	recommends, subject to approval by the entire Board of Directors, any equity-based plans and any material amendments to those plans;

•	evaluates whether our compensation plans encourage participants to take excessive risks that are reasonably likely to have a material adverse effect on Citrix;

•	evaluates our compensation philosophy and reviews actual compensation for consistency with our compensation philosophy;

•	reviews and recommends for inclusion in our annual Proxy Statement (or Form 10-K, as applicable) the Compensation Discussion and Analysis section; and

•
reviews and evaluates, on a periodic basis, our stock ownership guidelines for directors and executive officers and recommends any modifications to such guidelines to the Board of Directors for its approval.

The Compensation and Human Capital Committee has the authority to engage its own outside advisers, including experts in particular areas of compensation, as it determines appropriate, apart from counsel or advisers hired by management. For 2021, the Compensation and Human Capital Committee retained Semler Brossy Consulting Group, LLC, which we refer to as “Semler Brossy”, as its independent compensation consultant to assist the Compensation and Human Capital Committee in evaluating the compensation of our executive officers and directors.
Our Corporate Governance Guidelines and the charter of the Compensation and Human Capital Committee provide that any independent compensation consultant, such as Semler Brossy, engaged by the Compensation and Human Capital Committee works for the Compensation and Human Capital Committee, not our management, with respect to executive officer and director compensation matters. Please read the
Compensation Discussion and Analysis
section included in Item 11 for additional information on the role of Semler Brossy in the compensation review process for 2021.
Nominating and Governance Committee.
The current members of the Nominating and Governance Committee are Nanci E. Caldwell (Chair), Thomas E. Hogan, and Peter J. Sacripanti. Our Board of Directors has determined that each member of the Nominating and Corporate Governance Committee meets the independence requirements promulgated by Nasdaq. The Nominating and Corporate Governance Committee operates under a written charter adopted by our Board of Directors, a current copy of which is available in the Corporate Governance section of our website at https://www.citrix.com/about/governance.html.
As described more fully in its charter, the Nominating and Corporate Governance Committee:

•	reviews and makes recommendations to our Board of Directors regarding the Board’s composition and structure;

•	establishes criteria for membership on the Board of Directors and evaluates corporate policies relating to the recruitment of members of the Board of Directors;

•	recommends to our Board of Directors the nominees for election or re-election as directors at our Annual Meeting of Shareholders;

•	reviews and assesses our policies and practices regarding corporate social responsibility and environmental, social and governance (“ESG”) matters;

•	reviews policies and procedures with respect to transactions between Citrix and our officers, directors, affiliates of officers and directors, or other related parties; and

•
establishes, implements and monitors policies and processes regarding principles of corporate governance in order to assist the Board of Directors in complying with its fiduciary duties to us and our shareholders.

Technology, Data and Information Security Committee
. The current members of the Technology, Data and Information Security Committee are Moira A. Kilcoyne (Chair), Murray J. Demo, and Thomas E. Hogan. Our Board of Directors has determined that each member of the Technology, Data and Information Security Committee meets the independence requirements promulgated by Nasdaq. The Technology, Data and Information Security Committee operates under a written charter adopted by our Board of Directors, a current copy of which is available in the Corporate Governance section of our website at https://www.citrix.com/about/governance.html.
As described more fully in its charter, the Technology, Data and Information Security Committee:

•
oversees and assesses the quality and effectiveness of our cybersecurity team, technology, policies and procedures protecting our information technology systems, data, products and services across all business functions;

•
oversees and reviews periodically our controls to prevent, detect and respond to cyber attacks or data breaches involving our information technology systems, data, products and services, taking into account the potential for external and internal threats to the Company and its customers, partners, vendors and employees;

•
reviews and approves our incident response plans, policies and frameworks, including policies for the escalation and reporting of significant security incidents to our Board of Directors, regulatory agencies and law enforcement, as appropriate;

•
oversees our compliance with global data privacy and security regulations and requirements applicable to the data we receive, collect, create, use, process and maintain (including personal information and information regarding customers, partners and vendors) and assesses the effectiveness of the systems, controls and procedures used to ensure compliance with applicable global data privacy and security regulations and requirements;

•	reviews with management our business continuity and disaster recovery capabilities, our business continuity and disaster recovery plans, policies and frameworks;

•
in coordination with the Audit Committee, oversees the Company’s management of risks related to its information technology systems and processes, including privacy, network security and data security, and any audits of such systems and processes;

•
reviews our strategies and operational plans relating to the development, deployment, integration and servicing of products, services, applications and systems (including policies, procedures and controls related thereto) to identify and mitigate data security and privacy risks in such strategies and programs;

•	oversees the Company’s funding and resourcing of its information technology and security functions; and

•	monitors and discusses, with management, emerging security, data protection and privacy trends in the technology landscape.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq Stock Market. Our officers and directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from our executive officers and directors that no other reports were required during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were satisfied on a timely basis.
Code of Business Conduct and Ethics
We have adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act, which we refer to as our Code of Business Conduct and which applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of our Code of Business Conduct is available in the Corporate Governance section of our website at https://www.citrix.com/about/governance.html.
A copy of our Code of Business Conduct may also be obtained, free of charge, upon a request directed to: Citrix Systems, Inc., 851 West Cypress Creek Road, Fort Lauderdale, Florida 33309, Attention: Investor Relations. We intend to disclose any amendment to or waiver of a provision of our Code of Business Conduct, to the extent required by rules and regulations, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website, available at https://www.citrix.com/about/governance.html. For more corporate governance information, you are invited to access the Corporate Governance section of our website available at https://www.citrix.com/about/governance.html.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Purpose of Compensation Discussion and Analysis
This Compensation Discussion and Analysis provides comprehensive information about the 2021 compensation for the following executive officers (who we refer to as our “Named Executive Officers”):

•	Robert M. Calderoni, Interim Chief Executive Officer and President

•	David J. Henshall, Former President and Chief Executive Officer

•	Arlen R. Shenkman, Former Executive Vice President and Chief Financial Officer

•	Michael J. Arenth, Executive Vice President, Work Solutions

•	Woong Joseph Kim, Executive Vice President and Chief Product and Technology Officer

•	Mark J. Schmitz, Executive Vice President and Chief Operating Officer
Objectives and elements of our executive compensation programs
The compensation that we offer our executive officers is designed to reflect our principles of integrity, fairness and transparency—concepts that have continually underscored the design and delivery of compensation opportunities at Citrix. We believe our compensation programs should emphasize sustainable corporate growth through a pay-for-performance
orientation and a commitment to both operational and organizational effectiveness. We also believe that lavish perquisites, excessive severance and bonuses unrelated to performance or recruitment are inconsistent with our executive compensation principles. Furthermore, while the establishment of variable cash compensation targets for our executive officers necessarily involves judgment, the actual payouts against those targets are based on pre-determined,
objective financial criteria reflective of our corporate operating plan.
For more than a decade, the objectives of our executive compensation programs have been to:

•	provide competitive compensation that attracts, retains and engages high-performing talent; and

•	align the long-term interests of executive officers with those of our shareholders by linking a significant portion of total cash and equity compensation to company performance and value creation.
These objectives have guided the Compensation and Human Capital Committee’s decision-making around compensation decisions over the past several years.

The following table details the concepts guiding our compensation plan design and how we put them into practice, including actions taken by the Compensation and Human Capital Committee:

Concept	Implementation
Link executive target compensation directly with company performance	• To provide direct alignment with company performance and key drivers of shareholder value

Payout opportunity levels for our executive variable cash compensation plan should motivate performance that meets or exceeds our financial plan objectives
•  In 2021, each executive officer’s variable cash compensation plan award was based on the achievement of financial operating targets consistent with our corporate operating plan

•  Based on 2021 company performance, executive variable cash compensation plan awards for 2021 were eligible for payout at up to 43.78% of the target amount

Our executives should be incentivized to achieve financial goals that are directly tied to our multi-year business strategy and drivers of growth and value creation for our shareholders
•  At least 60% of annual equity awards to our Named Executive Officers are awarded as performance-based restricted stock units; and for 2021, these annual awards vest based on SaaS annualized recurring revenue (ARR) growth from January 1, 2021 to December 31, 2023 to further align executive compensation with our subscription business transition

Our compensation program should be flexible to account for the specific challenges facing the Company and the Company’s strategic initiatives at any given time while also maintaining a long-term focus on shareholder value and creation
•  Each year, the Compensation and Human Capital Committee reviews our variable cash compensation plan and performance-based equity awards granted to executive officers to ensure that they fit our strategic and operational initiatives and reflect feedback we receive from our shareholders

Further, we engage in the following practices to ensure our executive compensation program achieves our objectives and is aligned with shareholders’ interests:

•	Review compensation practices of peers aligned with Citrix’s business and those with whom we regularly compete for executive, managerial and technical talent;

•	Use equity awards for long-term incentive and retention;

•	Design compensation programs to align Named Executive Officer’s annual target compensation with company performance;

•	Conduct annual executive officer evaluations and self-evaluation process;

•	Provide for compensation clawbacks pursuant to an executive compensation recovery policy;

•	Require significant share ownership by executive officers;

•	Prohibit hedging, short selling or pledging of equity awards; and

•	Limit perquisites.

The elements of compensation that we generally use in our annual compensation program to accomplish our objectives, with the details of each for fiscal year 2021, are as follows:

Element	Component	Description
Base salary	Cash	• Evaluated on an annual basis

Variable cash compensation	Cash
For 2021, variable cash compensation was based on:

•  50% new business on an annual contract value (ACV) basis
•  40% transition and
trade-up
(TTU) bookings on an ACV basis
•  10% emerging business on an ACV basis

Long-term equity incentives	Performance-based restricted stock units (PRSUs)
•  Based on SaaS ARR growth from January 1, 2021 to December 31, 2023
•  Cliff vest after a three-year period based on achievement of performance criteria
•  No vesting for performance below threshold and maximum vesting of 200%

	Time-based restricted stock units (TRSUs)	• Vest in three equal annual installments over a three-year period
We also provide benefits as part of our compensation program.
Compensation process and criteria
Evaluation process
. The compensation packages for our executive officers are reviewed by our Compensation and Human Capital Committee and include an analysis of all elements of compensation separately and in the aggregate. In 2021, the Compensation and Human Capital Committee continued its engagement of Semler Brossy as its independent compensation consultant to assist with its oversight of executive compensation during the annual executive compensation cycle.
In addition, our legal, finance and human resources departments support the Compensation and Human Capital Committee in its work and act in accordance with the direction given to them to administer our compensation programs.
During early 2021, the Compensation and Human Capital Committee held meetings with management, our human resources department and representatives of Semler Brossy to:

•	review our compensation objectives;

•	evaluate and develop our executive compensation peer group;

•	review the actual and target compensation of our executive officers and compensation packages for new executive officers for consistency with our objectives;

•	analyze trends in executive compensation;

•
assess our variable cash compensation structure, as well as the plan components and mechanics, to ensure an appropriate correlation between pay and performance with resulting compensation opportunities that balance returns to the business and our shareholders (this included, among other things, modeling amounts payable under proposed plan structures against various scenarios);

•	assess our equity-based awards programs against our objectives of executive engagement, retention and alignment with shareholder interests;

•	review market analysis for our executive cash compensation and equity-based awards programs;

•	review recommendations for 2021 target direct compensation for appropriateness relative to our compensation objectives; and

•	review retention incentive levels for our executive officers to support our strategic and operational initiatives.
At several meetings throughout the first quarter of 2021, the Compensation and Human Capital Committee reviewed proposed compensation programs and packages for our executive officers for 2021, which were prepared by management working in conjunction with our human resources department and Semler Brossy and evaluated by our finance department for alignment with our corporate operating plan. In February 2021, the Compensation and Human Capital Committee approved the proposed 2021 executive variable cash compensation plan, which we refer to as the “variable cash compensation plan”. Also, in February 2021, the Compensation and Human Capital Committee approved individual compensation packages for our executive officers. Our Board of Directors approved the 2021 compensation of our former President and Chief Executive Officer, upon the recommendation of the Compensation and Human Capital Committee. In October 2021, our Board of Directors approved the compensation of our Interim Chief Executive Officer and President, upon the recommendation of the Compensation and Human Capital Committee.
In evaluating our 2021 executive compensation program in the first quarter of 2021, the Compensation and Human Capital Committee considered several factors when determining compensation packages for our executive officers as discussed elsewhere in this
Compensation Discussion and Analysis
section, including the shareholder advisory
(“say-on-pay”)
vote on our Named Executive Officer compensation for 2020, which reflects our shareholders’ support for our executive officer compensation packages. The 2020 say-on-pay
vote was approved by over 93% of the votes cast at our Annual Meeting of Shareholders held in June 2020, which was the most recent shareholder advisory vote on executive compensation available to the Compensation and Human Capital Committee at the time.
Evaluation criteria
. In determining the amount and mix of the target compensation elements, the Compensation and Human Capital Committee relies upon its judgment regarding the scope and strategic impact of each individual executive officer’s role. In setting final compensation targets for our executive officers in 2021, the Compensation and Human Capital Committee considered many factors, including:

•	the performance and experience of each individual;

•	the scope and strategic impact of the executive officer’s role;

•	our past business and financial performance and future expectations;

•	our long-term goals and strategies;

•	difficulty in, and the cost of, replacing high performing leaders with in-demand skills;

•	past compensation levels of each individual and of our executive officers as a group;

•	relative levels of compensation among our executive officers;

•	the amount of each compensation component in the context of the executive officer’s target total compensation and other benefits;

•	the retention levels and holding power for each of our executive officers based on outstanding equity awards and recommended equity awards;

•	for each executive officer, other than our President and Chief Executive Officer, the evaluation and recommendation of our President and Chief Executive Officer;

•
for our former President and Chief Executive Officer, the evaluation of our Board of Directors, a self-evaluation by our former President and Chief Executive Officer and feedback from his direct reports; and

•	the competitiveness of the compensation packages relative to the selected market data as highlighted by the independent compensation consultant’s analysis.
Former President and Chief Executive Officer evaluation
. As discussed above, one of the factors the Compensation and Human Capital Committee considers when determining compensation targets for our President and Chief Executive Officer is the performance evaluation of our President and Chief Executive Officer. In early 2021, our former President and Chief Executive Officer completed a self-evaluation, and our Board of Directors and each of our former President and Chief Executive Officer’s direct reports provided written feedback assessing our former President and Chief Executive Officer’s contributions to our Company. Aligned with the objectives of our multi-year transition to a cloud-based subscription business and the importance of fostering an innovative, collaborative and inclusive culture, our former President and Chief Executive Officer’s performance for 2020 was evaluated on the following:

•	drives and ensures financial results;

•	establishes near-term and long-term strategy with employee engagement that drives the needs of customers, partners and shareholders;

•	leads and inspires the organization, ensures Citrix employees live our core values, and drives a diverse and inclusive culture;

•	builds effective external stakeholder relationships; and

•	drives a collaborative relationship with our Board of Directors.
The Compensation and Human Capital Committee considered our former President and Chief Executive Officer’s evaluation results for 2020 in a holistic manner, in addition to other factors, including those listed above under the section titled
Evaluation criteria
, when setting our former President and Chief Executive Officer’s amount and mix of target compensation for 2021.
Role of the independent compensation consultant
During 2021, Semler Brossy reported directly to the Compensation and Human Capital Committee for purposes of advising the Compensation and Human Capital Committee on executive compensation matters. The Compensation and Human Capital Committee provided Semler Brossy with preliminary instructions regarding the goals of our compensation program and the parameters of the competitive review of executive officer total direct compensation packages to be conducted by Semler Brossy. Semler Brossy was instructed to review and provide guidance on our peer group development. Semler Brossy was then instructed to provide a market analysis of all components of compensation for all executive officer positions, including base salary, target total cash (base salary plus target variable cash compensation) and equity-based long-term incentive awards. The Compensation and Human Capital Committee also instructed Semler Brossy to review the public disclosure by our peer companies concerning their executive compensation practices and to review our internal compensation model and guidelines and compare them to our peer companies and to our actual compensation practices.
During the first quarter of 2021, Semler Brossy attended meetings of the Compensation and Human Capital Committee, both with and without members of management present, and interacted with members of our human resources department with respect to its assessment of the compensation packages of our executive officers. Once Semler Brossy, working in conjunction with our human resources department, completed its preliminary analysis of our executive officer compensation, their analysis was presented to the Compensation and Human Capital Committee, which was discussed at the Compensation and Human Capital Committee’s February 2021 meeting.

Similarly, the Compensation and Human Capital Committee provided Semler Brossy with instructions regarding compensation packages for new and promoted executive officers during 2021, as well as retention and incentive programs to support our strategic and operational initiatives. Semler Brossy was instructed to provide a market analysis of the relevant compensation components for these items and also advise the Compensation and Human Capital Committee on market practices in similar circumstances. In particular, in connection with Mr. Calderoni’s appointment as Interim Chief Executive Officer and President, the Compensation and Human Capital Committee worked with Semler Brossy to understand market practices and considered benchmarking data for similar roles provided by Semler Brossy, as well as the compensation paid to Mr. Henshall in his capacity as Chief Executive Officer of the Company and the prior compensation paid to Mr. Calderoni when he previously served as Interim Chief Executive Officer of the Company. Semler Brossy attended meetings of the Compensation and Human Capital Committee, with executive sessions being held at most meetings, and interacted with members of our human resources, legal and finance departments with respect to certain of these matters.
Independence of compensation consultant
In connection with Semler Brossy’s continued appointment in 2021, the Compensation and Human Capital Committee evaluated Semler Brossy’s independence and considered our policy on independence of the Compensation and Human Capital Committee’s consultant and other advisers contained in our Corporate Governance Guidelines and the Compensation and Human Capital Committee’s charter. The Compensation and Human Capital Committee also considered the six independence factors as required by Nasdaq and the SEC. After analyzing each of these factors, as well as information provided by Semler Brossy and our policy on independence relative to Semler Brossy’s engagement, the Compensation and Human Capital Committee concluded that Semler Brossy is independent and that there were no conflicts of interest.
Our use of market and peer group analysis
Each year, we conduct a competitive analysis of the compensation paid to our executive officers and review the compensation practices of our peer group. As in prior years, the analysis for 2021 measured our compensation opportunities for executive officers against information from the following sources:

•
independent, commercially available surveys on executive compensation within the software industry, tailored to reflect our relative market capitalization and revenue, including the Radford Global Technology Survey and the Radford Global Sales Survey; and

•
market analysis prepared by Semler Brossy using commercially available survey data and information from publicly filed reports from a group of peer technology companies, or the peer group, specifically identified by the Compensation and Human Capital Committee.

Each year, we evaluate the composition of our peer group and adjust the composition of our peer group for factors such as recent acquisitions of peer companies, new markets that we have entered or changes in the technology market landscape. For 2021, with assistance from Semler Brossy, we again focused on developing a peer group to address the dynamics in the markets for talent in which we compete. Based on this assessment, in the third quarter of 2020, our Compensation and Human Capital Committee decided to make no changes to the peer companies for 2021 compensation planning. Our peer group includes:

•	publicly-traded companies that represent an appropriate range from a size and scope perspective;

•	innovative companies that operate in virtualization, cloud, Software-as-a-Service and networking markets; and

•	companies with whom we compete for talent.
We believe that our peer group continues to be aligned with our strategic vision and positions us to attract, retain and engage high performing leaders. Moreover, our peer group, with its inclusion of a full array of companies with whom we compete for talent, maintains Citrix’s position at approximately the group median across revenue and other key financial metrics we view as important in selecting a peer group. Below is a list of the companies in our 2021 peer group with whom we regularly compete for executive, managerial and technical talent. We believe that our 2021 peer group is composed of innovative, software-focused businesses operating on a global scale, like Citrix, and are the companies with whom we look to align our executive compensation practices.

•	Akamai Technologies, Inc.

•	Autodesk, Inc.

•	Cadence Design Systems, Inc.

•	Dropbox, Inc.

•	F5 Networks, Inc.

•	Intuit Inc.

•	Juniper Networks, Inc.

•	NetApp, Inc.

•	Open Text Corporation

•	Palo Alto Networks, Inc.

•	PTC Inc.

•	ServiceNow, Inc.

•	Symantec Corporation

•	Synopsys, Inc.

•	VMWare, Inc.

•	Workday, Inc.
Components of compensation
Base salary
. Salary levels for our executive officers are based on several factors, including individual performance and experience, the scope of the role, and competitive ranges informed by compensation data reported for similar roles at companies in our peer group. The Compensation and Human Capital Committee considers levels of base salary at the beginning of each year for current executive officers, as well as adjustments to base salary levels upon executive promotions and/or expansion of an executive’s role and responsibilities. For newly-appointed executives, the Compensation and Human Capital Committee considers the appropriate level of base salary based on the relevant role and competitive ranges of compensation.

In 2021, based on the objectives of our executive compensation program, our evaluation criteria for individual performance, Citrix’s overall performance and other factors described above, the base salaries of our Named Executive Officers as noted below became effective March 1, 2021, unless otherwise indicated:

	2020 base salary ($)	2021 base salary ($)	Increase/ decrease (%)
Robert M. Calderoni(1) Interim Chief Executive Officer and President	—	1,000,000	—

David J. Henshall(2) Former President and Chief Executive Officer	1,000,000	1,000,000	—

Arlen R. Shenkman Former Executive Vice President and Chief Financial Officer	575,000	600,000	4.3

Michael J. Arenth(3) Executive Vice President, Work Solutions	—	525,000	—

Woong Joseph Kim(4) Executive Vice President and Chief Product and Technology Officer	500,000	600,000	20.0

Mark J. Schmitz Executive Vice President and Chief Operating Officer	575,000	600,000	4.3

(1)	Mr. Calderoni was appointed as Interim Chief Executive Officer and President in October 2021 and his base salary went into effect at that time.
(2)
Mr. Henshall ceased to be President and Chief Executive Officer in October 2021 and transitioned to serving in an advisory role. In connection with this transition, Mr. Henshall’s annual base salary was reduced to $100,000.

(3)	Mr. Arenth joined the Company in November 2021 and his base salary went into effect at that time.
(4)
On March 1, 2021, Mr. Kim’s base salary was increased from $500,000 to $525,000 as part of the annual compensation cycle. In addition, in November 2021, Mr. Kim was promoted to Executive Vice President, Chief Product and Technology Officer and his base salary was increased to $600,000 at that time.

Incentive cash compensation
. For 2021, our compensation evaluation processes during our annual cycle and in connection with any promotions or executive hires during the year resulted in target awards for our Named Executive Officers under our variable cash compensation plan that ranged from 90% to 150% of base salary, based on the factors discussed above.

Our Named Executive Officer compensation packages had the following target cash compensation in 2021, with the target variable cash portion expressed both as a percentage of base salary and in dollars. The base salaries and target variable cash percentage of our Named Executive Officers included in the table below reflect the increased base salaries and any increases in variable cash percentage, effective March 1, 2021, unless otherwise indicated below:

	Target variable cash
Name	Base salary ($)	As a % of base salary	Target variable cash amount ($)	Total ($)
Robert M. Calderoni(1) Interim Chief Executive Officer and President	1,000,000	150%	1,500,000	2,500,000

David J. Henshall(2) Former President and Chief Executive Officer	1,000,000	150%	1,500,000	2,500,000

Arlen R. Shenkman Former Executive Vice President and Chief Financial Officer	600,000	100%	600,000	1,200,000

Michael J. Arenth(3) Executive Vice President, Work Solutions	525,000	100%	525,000	1,050,000

Woong Joseph Kim(4) Executive Vice President and Chief Product and Technology Officer	600,000	100%	600,000	1,200,000

Mark J. Schmitz Executive Vice President and Chief Operating Officer	600,000	100%	600,000	1,200,000

(1)
Mr. Calderoni was appointed Interim Chief Executive Officer and President in October 2021, and his base salary and variable cash percentage went into effect at that time. Pursuant to his employment agreement, Mr. Calderoni was entitled to a minimum bonus of $500,000 for 2021.

(2)
Mr. Henshall ceased to be President and Chief Executive Officer in October 2021 and transitioned to serving in an advisory role. In connection with this transition, Mr. Henshall’s annual base salary was reduced to $100,000. Mr. Henshall was entitled to variable cash compensation for 2021 based on actual achievement of the relevant performance metrics and pro-rated
for the portion of the performance year completed as of the date of this transition.

(3)	Mr. Arenth joined the Company in November 2021, and his base salary and variable cash percentage went into effect at that time.
(4)
In November 2021, in connection with his promotion to Executive Vice President, Chief Product and Technology Officer, Mr. Kim’s base salary increased from $525,000 to $600,000 and his variable cash incentive percentage increased from 90% to 100%.

For 2021, each executive officer’s variable cash compensation plan award was based on the achievement of financial targets established by the Compensation and Human Capital Committee. For 2021, our Compensation and Human Capital Committee determined to align achievement with new business on an annual contract value (ACV) basis, transition and trade-up
(TTU) bookings on an ACV basis, and emerging business on an ACV basis. ACV is an operating metric which represents the annualized value of a customer contract. A booking is the full monetary value sold to a customer for a product or service in a given period.
To ensure the integrity of our operating plan, and to safeguard shareholder value, the payout levels under our variable cash compensation plan are designed to motivate performance that meets or exceeds our financial plan objectives. Our program is designed to provide incentives to our executive officers aligned to our business strategy and our financial performance. We rigorously test our plan design to ensure that the structure and possible outcomes do not incentivize our executive officers to take unnecessary or excessive risks that could negatively impact the Company’s long-term value.
Our variable cash compensation plan provided for a premium in the event of overachievement of targets, capped at 200% of the target payout amount, and a reduction in the event of underachievement of targets, depending on actual results. The following chart shows the maximum performance amounts that would have resulted in a payout of 200% of the target amount, the performance amounts that would have resulted in a payout of 100% of the target amount, and the minimum performance requirements that needed to be met before any award could be earned.

	Weighting	Minimum performance (0% payout)	Target performance (100% payout)	Maximum performance (200% payout)
New Business ACV	50%	$832 million	$924 million	$1,017 million
TTU Bookings ACV	40%	$121 million	$202 million	$243 million
Emerging Business ACV	10%	$7 million	$28 million	$49 million
When actual performance falls between the threshold and the target performance levels or between the target and maximum performance levels, payouts are calculated using a graduated slope. This payout structure recognizes that, in a business of this scale, while overachievement merits a greater reward, any underachievement should result in a reduced award.
For 2021, the Compensation and Human Capital Committee introduced an operational metrics-focused modifier to our variable cash compensation plan intended to further focus our executive officers on our multi-year initiatives related to sustainability and diversity, inclusion and belonging. These initiatives were designed, among other things, to:

•	Reduce our greenhouse gases (GHGs) by 30% by 2030 (from a baseline level in 2019);

•	Decrease our carbon intensity per unit of revenue by 50% by 2030 (from a baseline level in 2019);

•	Achieve a diverse workforce made up of 45% underrepresented groups globally by the end of 2025; and

•	Sustain our strong year-over-year engagement and inclusivity scores and pay equity ratios.
The modifier could result in up to a 10% increase or decrease in our executive officers’ variable cash compensation for 2021 based on the Compensation and Human Capital Committee’s assessment of our progress toward sustainability goals (including those related to implementation of an environmental management process, remote work opportunities, and solar panel installations) and diversity, inclusion and belonging goals (including those related to diversity in our workforce, employee engagement and inclusivity, and pay equity) established by our Compensation and Human Capital Committee.
Early in the first quarter of 2022, our finance team reviewed and approved the calculations of financial target attainment levels, which were based on and consistent with our publicly reported financial results for 2021, and the 2021 award amounts payable to executive officers that were generated by members of our human resources department in accordance with the terms of our variable cash compensation plan. In January 2022, our Compensation and Human Capital Committee approved the payouts to our executive officers under our 2021 variable cash compensation plan.

The results of the 2021 variable cash compensation plan resulted in a total weighted payout of up to 43.78%, based on the achievement of the metrics as described below.

	Target	Actual	Attainment	Payout (pre-weighting)	Weighting	Weighted payout
	(amounts are approximate due to rounding)
New Business ACV	$924 million	$690 million	75%	0%	50%
TTU Bookings ACV	$202 million	$198 million	98%	95%	40%
Emerging Business ACV	$28 million	$19 million	68%	58%	10%
Total weighted payout %						43.78%
Based on 2021 ESG results, the Compensation and Human Capital Committee determined that there should be no increase or decrease in the payout as a result of the ESG modifier given Citrix’s progress toward the sustainability goals previously established.
The table below summarizes the payments approved by our Compensation and Human Capital Committee under our variable cash compensation plan compared to each executive officer’s target award for 2021. Each Named Executive Officer listed below received 43.78% of his target award for 2021, except as noted.

	Target variable cash compensation award ($)(1)	Actual variable cash compensation award paid ($)	Percentage of target award paid (%)
Robert M. Calderoni(2) Interim Chief Executive Officer and President	—	500,000	—

David J. Henshall(3) Former President and Chief Executive Officer	1,121,918	491,176	43.78
Arlen R. Shenkman Former Executive Vice President and Chief Financial Officer	595,959	—	—

Michael J. Arenth(4) Executive Vice President, Work Solutions	77,671	34,004	43.78

Woong Joseph Kim Executive Vice President and Chief Product and Technology Officer	485,281	212,456	43.78

Mark J. Schmitz Executive Vice President and Chief Operating Officer	595,959	260,911	43.78

(1)
All target variable cash compensation awards are
pro-rated
to reflect changes in compensation during 2021, if applicable, and are based on the actual base salary paid to the Named Executive Officer in 2021.

(2)	Mr. Calderoni was entitled to receive a guaranteed minimum bonus of $500,000 for fiscal year 2021 pursuant to his employment agreement with the Company.
(3)	Mr. Henshall’s target variable cash compensation and his actual variable cash compensation award are pro-rated to reflect less than a full year of service as President and Chief Executive Officer.
(4)	Mr. Arenth joined the Company in November 2021, and his target variable cash compensation and his actual variable cash compensation award are pro-rated to reflect less than a full year of service.
The Compensation and Human Capital Committee also determined that it was in the best interest of the Company and its shareholders to award cash bonuses to certain executives and other key employees of the Company as compensation for services to the Company in 2021 and to recognize the individual performance and contributions of such executives and key employees in 2021.
Messrs. Arenth, Kim and Schmitz received cash bonuses of $40,996, $387,544, and $399,089, respectively.
In connection with joining our Company, in November 2021,

Mr. Arenth also was awarded a
sign-on
bonus of $400,000. If Mr. Arenth voluntarily resigns or is terminated for cause within one year after payment of his sign-on
bonus, he is required to repay, on a
pro-rata
basis, the net amount of his
sign-on
bonus.
Approach to equity-based long-term incentives
. The purpose of our equity-based long-term incentives is to attract, retain and engage high performing leaders, further align employee and shareholder interests, and continue to closely link executive compensation with company performance. Our equity-based long-term incentive program is an essential component of the total compensation package offered to our executive officers, reflecting the importance that we place on motivating and rewarding superior results with long-term and performance-based incentives.
Since 2017, our annual equity grant program for executives has consisted entirely of restricted stock units. Our portfolio of equity awards granted to executive officers on an annual basis has been a mix of just two equity elements, at least half of which has been tied to long-term performance.
Our Compensation and Human Capital Committee regularly reviews our equity compensation program. Based on feedback from our shareholders and with the assistance and guidance of its independent compensation consultant, our Compensation and Human Capital Committee has for the past several years approved awards with an operating metric for our performance-based restricted stock units that incentivize our executives to achieve a financial goal that is directly tied to our multi-year business transition that is described further below. Further, beginning in 2019 for our former President and Chief Executive Officer, and beginning in 2020 for our other executive officers, at least 60% of the equity awards granted to executive officers as part of our annual grant cycle is tied to long-term performance operating metrics to continue to shift a greater proportion of executive officer compensation to performance-based compensation.
The exclusive use of restricted stock units, rather than stock options or other equity awards, granted to our executive officers furthers our goals of reducing dilution, burn rate and overhang by reducing the number of shares of our common stock subject to equity-based awards while continuing to provide incentives for our high performers to remain with us and continue to perform at a high level. Also, the inclusion of performance-based restricted stock units based on the achievement of one or more operational metrics directly tied to our multi-year business transition is designed to drive success of our transition and be a driver of value creation for our shareholders.
Equity-based award grant levels
. When establishing equity-based award grant levels for our executive officers, our Compensation and Human Capital Committee considers the existing value of unvested equity-based awards held by the executive officers relative to each other and to our employees as a whole, previous grants of equity-based awards to our executive officers, our overhang and targeted burn rates for equity-based awards, and the vesting schedules of previously granted equity-based awards, as well as the various other factors described above. In addition, our Compensation and Human Capital Committee considers the market competitive value of an executive officer’s role leveraging current market analysis information as previously described, the relative level of impact the executive officer has or is expected to have on company performance, and the current and prospective performance of the executive officer in his or her role. During each annual compensation cycle, our Compensation and Human Capital Committee meets during the first quarter to review these factors for each of our executive officers and discusses proposed annual compensation, including equity-based award grant levels, with the Compensation and Human Capital Committee’s independent compensation consultant. Based on the reviewed factors, including market analysis compensation data, an assessment of the executive’s performance, and retention priorities, our Compensation and Human Capital Committee determines a targeted economic value for equity-based awards to be granted to each executive officer and approves a dollar value for such awards. The Compensation and Human Capital Committee also reviews the approximate number of Citrix shares expected to be granted as part of the annual compensation cycle to manage our burn rate. At the time of grant, the approved dollar value for each executive officer is converted into a number of Citrix shares using the
20-day
trailing average price of Citrix common stock to ensure executive officers are being granted equity awards that represent the previously-approved economic value based on Citrix’s current stock price.

For equity-based promotion and
new-hire
awards, the Compensation and Human Capital Committee also considers market practices for such awards and the difficulty in recruiting high performing leaders with in-demand
skills.
Adjustments to outstanding equity awards in connection with our quarterly dividend
. In connection with our payment of a cash dividend in each quarter of 2021, we adjusted the number of our unvested outstanding restricted stock units to provide each holder thereof with additional restricted stock units reflecting the value of such dividend. The number of additional restricted stock units was determined by dividing (1) the product obtained by multiplying the cash dividend per share declared by our Board by the number of unvested restricted stock units, by (2) the closing price of Citrix common stock on the dividend payment date. These additional restricted stock units are subject to the same conditions regarding vesting and settlement as the underlying restricted stock units to which they relate. The value of these additional restricted stock units is reflected in the
All other compensation
column of the Summary Compensation Table, and the number of such additional restricted stock units is reflected in the Outstanding Equity Awards at Year End Table. Upon the final vesting date, any fractional unit will be rounded up to a whole share.
Achievement of 2019 performance-based awards based on 2021 performance
As disclosed in our Proxy Statement for our 2020 Annual Meeting of Shareholders, our Compensation and Human Capital Committee tied vesting of our annual 2019 performance-based restricted stock units to subscription bookings as a percentage of total product and subscription bookings (excluding transition and trade-up
bookings) measured from January 1, 2021 to December 31, 2021. Our executive officers received these performance-based restricted stock units having this performance metric in April 2019 as part of our annual grant cycle.
Our Compensation and Human Capital Committee determined to tie vesting of these performance-based restricted stock unit awards to subscription bookings as a percentage of total product and subscription bookings (excluding transition and trade-up
bookings) to further incentivize our executives to achieve this financial goal that was directly tied to the multi-year business transition strategy at the time, which we reviewed with our shareholders in October 2017 and January 2018. The acceleration of moving our bookings mix significantly towards ratable subscriptions (that is, subscription bookings as a percentage of total product and subscription bookings) was a key indicator of our success in transitioning to a subscription business. The Compensation and Human Capital Committee set performance goals at definitive, rigorous and objective levels so as to require significant effort and achievement by our executive team. Specifically, the Compensation and Human Capital Committee set the payout curve for these performance-based awards to provide a maximum payout for subscription bookings as a percentage of product bookings that would exceed our internal operating plan.
The payout curve for these performance-based awards was as follows (utilizing straight-line interpolation between percentages):

Subscription bookings as a percentage of total product and subscription bookings	Percentage of target award vested
45% (threshold)	0%
65% (target)	100%
90% (maximum)	200%
No restricted stock units would vest if subscription bookings as a percentage of total product and subscription bookings was less than the threshold. For this purpose, “subscription bookings as a percentage of total product and subscription bookings” was calculated as Citrix’s total term, cloud (SaaS), hybrid-cloud and Citrix Service Provider product subscription bookings or any other product bookings from subscription offerings, including subscription renewals, expansions, extensions, upgrades, updates, initial and add-on
or multiple year terms of any of the foregoing, but excluding transition and trade-up
bookings, over Citrix’s total product and subscription bookings, excluding transition and trade-up
bookings, in each case excluding ShareFile SMB bookings, measured as of the last fiscal year of the performance period (fiscal year 2021).

Early in the first quarter of 2022, our finance team reviewed and approved the calculations of financial target attainment levels. In January 2022, our Compensation and Human Capital Committee approved the payouts to our executive officers and our former President and Chief Executive Officer under our 2019 performance-based awards and determined that we achieved subscription bookings as a percentage of total product and subscription bookings (excluding transition and trade-up
bookings) of 91.4%, resulting in a payout of 200.0% based on the payout curve described above.
Achievement of retention performance-based awards based on 2021 performance
As disclosed in our Proxy Statement for our 2021 Annual Meeting of Shareholders, in April 2020, Mr. Henshall and certain other executive officers were granted performance-based awards that the Compensation and Human Capital Committee viewed as aligned with our business transition and strategy. We refer to these awards as the “April 2020 Awards.”
The Compensation and Human Capital Committee determined annualized recurring revenue (ARR) growth to be the metric most aligned with our business transition and strategy at the time. For this purpose, ARR growth was calculated using an annual growth formula with ARR representing the contracted recurring value for all term subscriptions normalized to a one-year period
as reported in Citrix’s quarterly earnings releases. The Compensation and Human Capital Committee determined that 50% of the April 2020 Awards would be eligible to vest following an interim one-year
performance period and 50% would be eligible to vest at the end of the full two-year
performance period. The interim and full performance period payouts were also capped at 125%.
Early in the first quarter of 2021, our finance team reviewed and approved the calculations of financial target attainment levels. In January 2021, our Compensation and Human Capital Committee approved the interim payouts to our executive officers under the April 2020 Awards and determined that we achieved ARR growth of 62.1%, resulting in an interim payout of 125% based on the payout curve described below. This payout was applied to the first 50% of the awards.

Annualized recurring revenue growth %	Percentage of target award vested
32% (threshold)	75%
34% (target)	100%
36% (maximum)	125%
Likewise, early in the first quarter of 2022, our finance team reviewed and approved the calculations of financial target attainment levels. In January 2022, our Compensation and Human Capital Committee approved the final payouts to our executive officers under the April 2020 Awards and determined that we achieved compounded ARR growth of 61.9%, resulting in a final payout of 125% based on the payout curve described below. This payout was applied to the second 50% of the awards.

Annualized recurring revenue growth %	Percentage of target award vested
29% (threshold)	75%
31% (target)	100%
33% (maximum)	125%
The overachievement was due to Subscription ARR growth driven by increased customer demand for our subscription offerings for Citrix Workspace and pooled capacity App Delivery and Security offerings, and our decision to end broad availability of perpetual Citrix Workspace licenses during the third quarter of 2020.
2021 performance-based awards
When designing the 2021 performance-based awards granted to our executive officers in March 2021 as part of our annual grant cycle, our Compensation and Human Capital Committee considered the following objectives:

•	providing an incentive that has clear performance measures;

•	directly aligning performance-based awards to our multi-year business transition strategy to a cloud-based subscription business; and

•	responding to shareholder feedback.
To achieve the objectives described above, our Compensation and Human Capital Committee tied vesting of the 2021 performance-based restricted stock units awarded in March 2021 to SaaS ARR growth measured over the performance period of January 1, 2021 to December 31, 2023. Our Compensation and Human Capital Committee determined to award performance-based restricted stock units tied to this operational metric to further incentivize our executives to achieve this financial goal that is directly tied to our multi-year business transition strategy. At the beginning of 2021 when the Compensation and Human Capital Committee set the metrics for the 2021 performance-based restricted stock units, the Compensation and Human Capital Committee determined SaaS ARR growth to be the metric most aligned with our business transition and strategy at the time and a key indicator of the success of our strategy.
The payout curve for these performance-based awards that may be earned at the end of the performance period based on compounded SaaS ARR growth is as follows (utilizing straight-line interpolation between percentages).

SaaS annualized recurring revenue growth %(1)	Percentage of target award vested
Threshold (83% of target)	50%
Target	100%
Maximum (117% of target)	200%

(1)
Disclosing SaaS ARR growth targets for future periods would cause competitive harm without adding meaningfully to the understanding of our business. Disclosing such metrics would reveal specifics regarding our transition to a cloud-based subscription business that a competitor may use against us. However, like performance targets for all metrics, the Compensation and Human Capital Committee set performance goals at definitive, rigorous and objective levels so as to require significant effort and achievement by our executive team. Specifically, the Compensation and Human Capital Committee set the payout curve for these performance-based awards to provide a maximum payout for SaaS ARR growth that would exceed our internal operating plan.

No restricted stock units will vest if SaaS ARR growth is less than the threshold. For this purpose, SaaS ARR growth is calculated using a compound annual growth formula with SaaS ARR representing the contracted recurring value for all term subscriptions normalized to a one-year
period as reported in Citrix’s quarterly earnings releases.
These performance-based awards are intended to ensure that a meaningful share of our executives’ equity compensation is contingent upon a successful transition to a cloud-based subscription business. The restricted stock units underlying these awards cliff vest after a three-year period based on the performance of Citrix over the performance period, with no opportunity for any interim period payout.
Our executive officers as of March 2021, including Messrs. Henshall, Shenkman, Kim and Schmitz, received these performance-based restricted stock units having this performance metric as part of our annual grant cycle.
2021 time-based awards
Consistent with our past practice, we also entered into restricted stock unit agreements with our executive officers as of March 2021, including Messrs. Henshall, Shenkman, Kim and Schmitz, with respect to time-based restricted stock unit awards that were not subject to performance criteria and that vest over three years, with one-third
of the units vesting on the first, second and third anniversaries of the date of the award agreement. These restricted stock unit awards represented 40% of the equity grants under the annual equity grant program for our executive officers, including our former President and Chief Executive Officer. Vesting of these time-based restricted stock units is subject to the continued employment of the executive officer with Citrix through the applicable vesting date.
The equity-based awards indicated in the table below that were granted as part of our annual equity award program reflect an equity portfolio mix with respect to such annual awards for our Named Executive Officers, including our former President and Chief Executive Officer, of 60% performance-based and 40% time-based restricted stock units. The following table summarizes our 2021 annual equity-based awards granted to our Named Executive Officers in March 2021, including the total targeted economic value approved by the Compensation and Human Capital Committee for each executive. Messrs. Calderoni and Arenth did not participate in the annual equity award program, as they assumed their roles as executive officers later in the year.

Name and principal position	Total targeted economic value of annual restricted stock unit awards($)	Time-based restricted stock units granted	Target performance- based restricted stock units granted
Robert M. Calderoni
Interim Chief Executive Officer and President	—	—	—

David J. Henshall
Former President and Chief Executive Officer	11,500,000	34,064	51,096

Arlen R. Shenkman
Former Executive Vice President and Chief Financial Officer	4,100,000	12,145	18,217

Michael J. Arenth
Executive Vice President, Work Solutions	—	—	—

Woong Joseph Kim
Executive Vice President and Chief Product and Technology Officer	3,500,000	10,368	15,551

Mark J. Schmitz
Executive Vice President and Chief Operating Officer	4,050,000	11,997	17,995
In addition to the annual equity awards granted in March 2021:

•
In connection with his appointment as Interim Chief Executive Officer and President, Mr. Calderoni received a grant of 177,292 restricted stock units with a target value of approximately $19.3 million that vest in twelve monthly installments, subject to his continued service relationship with the Company. When determining the level and type of award granted to Mr. Calderoni, the Compensation and Human Capital Committee sought to align the award with the expected length of time that Mr. Calderoni would serve in his role as Interim Chief Executive Officer, which was estimated to be approximately one year, and the scope of his responsibilities. During 2021, and prior to this appointment, Mr. Calderoni also received his annual director grant of 2,129 restricted stock units with a value of approximately $250,000 that vest annually on the earlier of the first anniversary of the award date or the day immediately prior to the Company’s next regular meeting of shareholders following the award date, subject to continued service through the applicable vesting date.

•
In connection with joining Citrix, Mr. Arenth was granted a
new-hire
equity award in November 2021 with a target value of approximately $6.0 million, consisting of 62,527 time-based restricted stock units that vest over three years, with one-third
of the units vesting on the first, second and third anniversaries of the date of the award agreement, in each case, subject to continued service through the applicable vesting date.

•
In connection with his expanded role as Executive Vice President and Chief Product and Technology Officer, Mr. Kim was granted an equity award in November 2021 with a target value of approximately $2.0 million, consisting of 21,234 time-based restricted stock units that vest over three years, with one-third
of the units vesting on the first, second and third anniversaries of the date of the award agreement, in each case, subject to continued service through the applicable vesting date.

•
In connection with his expanded role as Executive Vice President and Chief Operating Officer, Mr. Schmitz was granted an equity award in August 2021 with a target value of approximately $1.0 million, consisting of 8,848 time-based restricted stock units that vest over three years, with one-third
of the units vesting on the first, second and third anniversaries of the date of the award agreement, in each case, subject to continued service through the applicable vesting date.

Benefits
Our executive officers participate in our broad-based employee benefit plans on the same terms as eligible, non-executive
employees, subject to any legal limits on the amounts that may be contributed or paid by executive officers under these plans. We offer a stock purchase plan, under which our employees may purchase shares of our common stock at a 15% discount from the fair market value of our common stock on the first or last business day of the purchase period, whichever is lower (determined by reference to the closing price of our common stock on each such date). Further, we offer a 401(k) plan that includes a Roth feature. The 401(k) plan allows our employees to invest in a wide array of funds and provides for matching contributions by our Company. We also maintain insurance and other benefit plans for our employees. Our executive officers receive higher life, accidental death and dismemberment and disability insurance benefits than other employees, which reflects industry standards and their relative base salary levels.
Our executive officers also receive reimbursement for annual health physicals, are eligible for relocation assistance upon joining our Company and have access to financial counseling and tax services benefits. Our executive officers are eligible to participate in our charitable matching gifts program pursuant to which we match donations made to qualifying tax-exempt
501(c)(3) charitable and
non-governmental
organizations on a
one-for-one
basis. We match up to $20,000 per year for executives under this program. During 2021, we did not offer any non-qualified
deferred compensation plans or supplemental retirement plans to our executive officers.
In addition, Mr. Calderoni’s employment agreement provides that, until the
COVID-19
pandemic has subsided, the Company has determined that a bona fide security concern exists with respect to the health and safety of Mr. Calderoni when he travels and, therefore, the Company prefers that Mr. Calderoni utilize Company-provided private air service. As a result, Mr. Calderoni was provided with private air service after his appointment as Interim Chief Executive Officer in October 2021, and private security for a limited period of time, personal components of which are reflected in the Summary Compensation Table below.
Other compensation policies and information
Agreements with executives
We have entered into executive agreements with certain members of our senior leadership team, including the Named Executive Officers (other than Messrs. Calderoni and Henshall). The Compensation and Human Capital Committee believes that it is in the best interests of our shareholders to extend these severance benefits to our executives to reinforce and encourage retention and focus on shareholder value creation without distraction. Mr. Calderoni entered into an individual employment agreement with Citrix upon his appointment as Interim Chief Executive Officer that provides (and Mr. Henshall also had an employment agreement that provided) for similar benefits in the event of the termination of employment under certain circumstances. See
Potential payments upon termination or change in control
beginning on page 36 for further information.

Equity award grant policy
In 2007, the Compensation and Human Capital Committee adopted the Citrix Equity Award Grant Policy, or the Awards Policy. The Awards Policy enhances our controls with respect to grants of equity awards by establishing procedures for approving and pre-determining
the dates on which awards will be made. The Awards Policy establishes the date on which annual grants are made and provides guidelines for grant dates for new hire and performance grants. Such new hire and performance grants will be made on the first trading day of the month following the month in which all processing and approvals for such equity awards are timely completed in accordance with the stock grant processing timeline as set by our Executive Vice President and Chief People Officer. A copy of our Awards Policy is available on the Corporate Governance section of our website at https://www.citrix.com/about/governance.html under Governance Documents.
Executive stock ownership guidelines
To align the interests of our executive officers with the interests of our shareholders, our Board of Directors has established stock ownership guidelines for our executive officers. Under our current guidelines, our executive officers are expected to own shares of our common stock equal in value to a multiple of base salary as indicated in the table below

Position	Stock ownership value (multiple of base salary)
President and Chief Executive Officer	6 times
Other Executive Officers who report to the President and Chief Executive Officer	4 times
To comply with these guidelines, each executive officer is required to retain an amount equal to one-third
(1/3) of the net shares (those shares remaining after shares are deducted or withheld to cover any exercise price or tax obligations arising in connection with the exercise, vesting or payment of an equity award) received as a result of the exercise, vesting or payment of any equity-based award granted to the executive officer by the Company unless such executive officer holds the applicable guideline value of shares. Each of our executive officers is expected to hold such shares for so long as he or she is one of our executive officers. Failure to satisfy the stock ownership guidelines when required to do so will result in suspension of an executive officer’s ability to sell shares of our common stock until the requisite ownership levels are reached. Our executive officers may accumulate shares of our common stock through stock option exercises, settlement of restricted stock units or other awards and open market purchases made in compliance with applicable securities laws, our policies or any other equity plans we may adopt from time to time. Shares of our common stock beneficially owned (unless the executive officer disclaims beneficial ownership of the shares) and vested restricted stock units (including vested but deferred restricted stock units) count towards the satisfaction of the stock ownership guidelines.
Policy concerning hedging and pledging transactions
Certain transactions in Citrix securities (such as buying or selling puts, calls or other derivative securities of Citrix securities, or any derivative securities that provide the economic equivalent of ownership of any Citrix securities or an opportunity, direct or indirect, to profit from any change in the value of Citrix securities, or engaging in any other hedging transactions with respect to Citrix securities) create a heightened compliance risk or could create the appearance of misalignment between management and shareholders. As a result, our insider trading policy prohibits our employees, including our executive officers and directors, from engaging in hedging transactions, such as short sales and/or other derivative transactions, purchasing Citrix securities on margin, holding Citrix securities in an account that is, or is linked to, a margin account, and pledging Citrix securities as collateral for a loan.

Policy regarding recovery of executive compensation
Citrix executive officers are subject to a formal executive compensation recovery policy, or “clawback” policy, which allows Citrix to recoup from its executive officers excess proceeds from certain incentive compensation received by such executive due to a material restatement of Citrix’s financial results due to an executive officer engaging in an act of embezzlement, fraud, willful misconduct or breach of fiduciary duty. Excess compensation includes any cash or equity-based compensation if the payment, grant or vesting of such compensation is predicated on the achievement of financial performance goals or financial metrics (excluding any incentive-based compensation based on total shareholder return or any similar stock price-based metric). The Compensation and Human Capital Committee intends to periodically review this policy and, as appropriate, conform it to any applicable final rules adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act.
Risk Assessment Concerning Compensation Practices and Policies
We believe that our executive officer and employee compensation plans are appropriately structured so as not to incent excessive risk taking that would be reasonably likely to have a material adverse effect on our business. In particular, the Compensation and Human Capital Committee considered the following aspects of our compensation plans and policies when evaluating these areas:

•
Our Board of Directors annually approves a corporate operating plan with goals that it believes are appropriate and reasonable in light of past performance and current market opportunities. Our corporate operating plan is the basis for the performance targets in our annual variable cash compensation plans.

•
For our variable cash compensation plans, awards are based on the achievement of at least two objective performance measures, thus diversifying the risk associated with any single indicator of performance.

•	For our variable cash compensation plans, we select performance measures that we believe are less susceptible to manipulation than other performance measures that we could select.

•
All of our executive and corporate variable cash compensation plans are capped at 200% of payout awards so as to prevent award payments in excess of specific returns to the business and our shareholders, even if we dramatically exceed our performance or financial targets.

•
Payouts under our performance-based plans, if target performance metrics are not achieved, result in compensation at levels below full target payout, rather than an
“all-or-nothing”
approach, which could engender excessive risk taking.

•
We implemented a performance-based restricted stock unit program for 2021, which awards our executive officers with restricted stock units based on SaaS annualized recurring revenue (ARR) growth during the relevant performance period, which we believe is an indicator of the success of our business transformation and a driver of value creation for our shareholders. This program has been capped at 200% of target awards to prevent excessive compensation even if we dramatically outperform our goals.

•	Our base salary component of compensation does not encourage risk taking because it is a fixed amount.

•	No opportunities for non-qualified deferrals of compensation were offered to our executive officers in 2021, and none will be offered in 2022.

•
The Compensation and Human Capital Committee, or in the case of our President and Chief Executive Officer, the entire Board of Directors, determines achievement levels under our variable cash compensation plan and performance-based restricted stock unit awards after reviewing the Company’s performance.

•	Our executive stock ownership policy requires executives to hold significant levels of stock, which aligns an appropriate portion of their personal wealth to our long-term performance.

•
Our executive officers are subject to a formal executive compensation recovery policy, or “clawback” policy, which allows us to recoup from our executive officers excess proceeds from certain incentive compensation received by such executive due to a material restatement of Citrix’s financial results due to an executive officer engaging in an act of embezzlement, fraud, willful misconduct or breach of fiduciary duty.

Compensation and Human Capital Committee Report
This report is submitted by the Compensation and Human Capital Committee of the Board of Directors. The Compensation and Human Capital Committee has reviewed the Compensation Discussion and Analysis included in this Form
10-K/A
and discussed it with management. Based on its review of the Compensation Discussion and Analysis and its discussions with management, the Compensation and Human Capital Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form
10-K/A.
No portion of this Compensation and Human Capital Committee report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, through any general statement incorporating by reference in its entirety the Form
10-K/A
in which this report appears, except to the extent that Citrix specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
Respectfully submitted by the Compensation and Human Capital Committee,
Peter J. Sacripanti, Chair
Nanci E. Caldwell
Robert E. Knowling, Jr.

Summary Compensation Table
The following table sets forth certain information with respect to compensation for the years ended December 31, 2021, 2020 and 2019 earned by or paid to our Interim Chief Executive Officer and President, former President and Chief Executive Officer, former Executive Vice President and Chief Financial Officer, and our three other most highly-compensated executive officers in 2021, collectively referred to as our Named Executive Officers, as determined in accordance with applicable SEC rules.
SUMMARY COMPENSATION TABLE
FOR THE 2021, 2020 AND 2019 FISCAL YEARS

Name and principal position	Year	Salary ($)*	Bonus ($)		Stock awards ($)(1)		Non-equity incentive plan compensation ($)	All other compensation ($)		Total ($)
Robert M. Calderoni(2)	2021	250,000	500,000	(3)	19,035,805	(4)	—	562,514	(5)	20,348,319
Interim Chief Executive Officer and President

David J. Henshall(6)	2021	775,000	—		11,807,434		491,176	533,466	(7)	13,607,076
Former President and Chief Executive Officer	2020	1,000,000	—		18,685,309		2,417,400	493,789		22,596,498
	2019	1,000,000	—		11,482,590		1,474,500	556,766		14,513,856

Arlen R. Shenkman	2021	595,834	—		4,209,691		—	188,770	(8)	4,994,295
Former Executive Vice President and Chief Financial Officer	2020	575,000	500,000		5,590,607		926,670	270,880		7,863,157
	2019	179,688	—		6,000,050		176,536	78,773		6,435,047

Michael J. Arenth(9)	2021	77,557	440,996	(10)	5,721,846		34,004	39,448	(11)	6,313,851
Executive Vice President, Work Solutions

Woong Joseph Kim(12)	2021	530,493	387,544		5,444,424		212,456	169,243	(13)	6,744,160
Executive Vice President, Chief Product and Technology Officer	2020	41,667	400,000		8,433,871		61,426	23,608		8,960,572

Mark J. Schmitz(14)	2021	595,834	399,089		5,074,778		260,911	181,586	(15)	6,512,198
Executive Vice President and Chief Operating Officer

*
Each year, our salary levels are determined during our first fiscal quarter and for 2021 became effective March 1 st
, and for 2020 and 2019 became effective April 1
st
, except in connection with promotions and new hires. The amounts represented in this table reflect salary actually paid during the fiscal year.

(1)
These amounts represent the aggregate grant date fair value of restricted stock unit awards in the year in which the grant was made, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service vesting conditions. The assumptions we used for calculating the grant date fair value are set forth in Note 8 to our consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2021, which was filed with the SEC on February 16, 2022. These amounts do not represent the actual amounts paid to or realized by the executive officer for these awards during fiscal years 2021, 2020 or 2019. The grant date fair value of the performance-based restricted stock units included in this table are based on probable achievement of the applicable performance metrics. The grant date fair value of such performance-based restricted stock units granted in 2021 based on maximum achievement of the applicable performance metrics are as follows: Mr. Henshall, $14,168,921; Mr. Shenkman, $5,051,574; Mr. Kim, $4,312,292; and Mr. Schmitz, $4,990,014.

(2)	Mr. Calderoni was appointed Interim Chief Executive Officer and President in October 2021.

(3)	Reflects a $500,000 cash bonus awarded to Mr. Calderoni in connection with his service as Interim Chief Executive Officer and President in accordance with his employment agreement.
(4)
Includes the grant date fair value, calculated in accordance with FASB ASC Topic 718, for 177,292 time-based restricted stock units granted in connection with Mr. Calderoni’s appointment as Interim Chief Executive Officer and President ($18,785,860), and 2,129 restricted stock units that Mr. Calderoni received pursuant to his service as a member of our Board of Directors prior to such appointment ($249,945).

(5)
Includes fees earned or paid in cash to Mr. Calderoni as a director prior to his appointment as Interim Chief Executive Officer and President ($127,500), restricted stock units issued as a result of the quarterly dividends paid during fiscal year 2021 ($71,908), 401(k) matching contributions made by our Company ($5,000), the value of a Company-covered physical examination available to each executive officer ($5,000), premiums for split-dollar life insurance and disability policies ($3,024), charitable donations made under the Company’s matching gift program ($15,000), private security provided to Mr. Calderoni and his family ($36,265), reimbursement for legal fees ($6,692), and private air travel ($292,125).

(6)	In October 2021, Mr. Henshall transitioned from President and Chief Executive Officer to an advisory role.
(7)
Includes restricted stock units issued as a result of the quarterly dividends paid during fiscal year 2021 ($451,721), the value of Company-covered financial services available to each executive officer ($16,715), 401(k) matching contributions made by our Company ($8,700), the value of a Company-covered physical examination available to each executive officer ($5,000), premiums for split-dollar life insurance and disability policies ($41,730), and reimbursement of legal fees ($9,600).

(8)
Includes restricted stock units issued as a result of the quarterly dividends paid during fiscal year 2021 ($141,771), the value of Company-covered financial services available to each executive officer ($16,715), 401(k) matching contributions made by our Company ($8,542), the value of a Company-covered physical examination available to each executive officer ($5,000), and premiums for split-dollar life insurance and disability policies ($16,742).

(9)	Mr. Arenth joined Citrix in November 2021.
(10)
Includes a $400,000
sign-on
bonus paid to Mr. Arenth upon joining Citrix, the net amount of which is repayable, on a pro rata basis, to the Company if Mr. Arenth voluntarily resigns or is terminated for cause within one year after payment of his sign-on
bonus.

(11)
Includes restricted stock units issued as a result of the quarterly dividends paid during fiscal year 2021 ($23,135), 401(k) matching contributions made by our Company ($1,313), the value of a Company-covered physical examination available to each executive officer ($5,000), and reimbursement of legal fees ($10,000).

(12) Mr. Kim joined Citrix in December 2020.
(13)
Includes restricted stock units issued as a result of the quarterly dividends paid in fiscal year 2021 ($138,103), the value of Company-covered financial services available to each executive officer ($14,288), 401(k) matching contributions made by our Company ($4,472), the value of a Company-covered physical examination available to each executive officer ($5,000), premiums for split-dollar life insurance and disability policies ($7,130), and charitable donations made under the Company’s matching gift program ($250).

(14)	Mr. Schmitz was not a Named Executive Officer for the fiscal years ended December 31, 2020 and 2019.
(15)
Includes restricted stock units issued as a result of the quarterly dividends paid in fiscal year 2021 ($132,041), the value of Company-covered financial services available to each executive officer ($16,715), 401(k) matching contributions made by our Company ($8,542), the value of a Company-covered physical examination available to each executive officer ($5,000), premiums for split-dollar life insurance and disability policies ($11,788), and charitable donations made under the Company’s matching gift program ($7,500).

Grants of Plan-based Awards
The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2021 to the Named Executive Officers. Grants of equity awards to each Named Executive Officer were made pursuant to our Second Amended and Restated 2014 Plan (the “2014 Plan”). There can be no assurance that the Grant Date Fair Value of the Stock Awards listed below will ever be realized.

GRANTS OF PLAN-BASED AWARDS TABLE
FOR THE 2021 FISCAL YEAR

	Grant date	Comp. Comm. action date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards				All other stock awards: number of shares of stock or units (#)		Grant date fair value of stock awards ($)(4)
Name			Threshold ($)	Target ($)(1)	Maximum ($)(2)	Threshold (#)	Target (#)(3)		Maximum (#)
Robert M. Calderoni	7/1/21	—	—	—	—	—	—		—	2,129	(5)	249,945
	10/6/21	10/4/21	—	—	—	—	—		—	177,292	(6)	18,785,860
	—	10/4/21	0	1,500,000	3,000,000	—	—		—	—		—

David J. Henshall	3/1/21	2/17/21	—	—	—	25,548	51,096	(7)	102,192	—		7,084,460
	3/1/21	2/17/21	—	—	—	—	—		—	34,064		4,722,974
	—	2/17/21	0	1,500,000	3,000,000	—	—		—	—		—

Arlen R. Shenkman	3/1/21	2/17/21	—	—	—	9,109	18,217	(7)	36,434	—		2,525,787
	3/1/21	2/17/21	—	—	—	—	—		—	12,145		1,683,904
	—	2/17/21	0	600,000	1,200,000	—	—		—	—		—

Michael J. Arenth	11/8/21	10/26/21	—	—	—	—	—		—	62,527		5,721,846
	—	10/26/21	0	525,000	1,050,000	—	—		—	—		—

Woong Joseph Kim	3/1/21	2/17/21	—	—	—	7,776	15,551	(7)	31,102	—		2,156,146
	3/1/21	2/17/21	—	—	—	—	—		—	10,368		1,437,523
	11/15/21	11/11/21	—	—	—	—	—		—	21,234		1,850,755
	—	2/17/21	0	600,000	1,200,000	—	—		—	—		—

Mark J. Schmitz	3/1/21	2/17/21	—	—	—	8,998	17,995	(7)	35,990	—		2,495,007
	3/1/21	2/17/21	—	—	—	—	—		—	11,997		1,663,384
	8/2/21	7/24/21	—	—	—	—	—		—	8,848		916,387
	—	2/17/21	0	600,000	1,200,000	—	—		—	—		—

(1)
Reflects target variable cash compensation awards in effect at December 31, 2021. Each of Mr. Henshall’s and Mr. Arenth’s variable cash compensation award was pro-rated
to reflect less than one year of service, and each of Mr. Kim’s and Mr. Schmitz’s variable cash compensation award was pro-rated
to reflect increases in base salary during the year and, with respect to Mr. Kim, the increase in his target variable cash compensation from 90% to 100% of his base salary. See the column labelled
Non-equity
incentive plan compensation
in the Summary Compensation Table above for the actual payouts of variable cash compensation to the Named Executive Officers for 2021.

(2)
Non-equity
incentive plan awards were subject to a modifier that could result in up to a 10% increase or decrease in the variable cash compensation for 2021 based on the Company’s progress toward certain sustainability and diversity, inclusion and belonging goals.

(3)
The
Estimated future payouts under equity incentive plan awards
columns represent the minimum, target, and maximum number of restricted stock units that may vest pursuant to the applicable performance-based restricted stock unit agreements.

(4)
These amounts represent the aggregate grant date fair value of restricted stock unit awards in the year in which the grant was made, calculated in accordance with FASB ASC 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service vesting conditions. The assumptions we used for calculating the grant date fair value are set forth in Note 8 to our consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2021, which was filed with the SEC on February 16, 2022. These amounts do not represent the actual amounts paid to or realized by the executive officer for these awards during fiscal year 2021. The grant date fair value of the performance-based restricted stock units included in this table are based on probable achievement of the applicable performance metrics and the grant date fair value of such performance-based restricted stock units based on maximum achievement of the applicable performance metrics are as follows: Mr. Henshall, $14,168,921; Mr. Shenkman, $5,051,574; Mr. Kim, $4,312,292; and Mr. Schmitz, $4,990,014.

(5)	Time-based restricted stock units awarded to Mr. Calderoni in connection with his service as a member of the Board of Directors prior to his appointment as Interim Chief Executive Officer.
(6)	Time-based restricted stock units awarded to Mr. Calderoni in connection with his appointment as Interim Chief Executive Officer and President in October 2021.
(7)
The number of restricted stock units vested as a percentage of the target award shall be determined based on compounded SaaS annualized recurring revenue (ARR) growth for the three-year performance period ending on December 31, 2023.

Outstanding Equity Awards
The following table sets forth certain information with respect to the outstanding equity awards at December 31, 2021 for each of the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2021 TABLE

	Stock awards
Name	Number of shares or units of stock that have not vested (#)(1)		Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards; number of unearned shares, units or other rights that have not vested (#)(1)		Equity incentive plan awards; market or payout value of unearned or other rights that have not vested ($)(2)
Robert M. Calderoni	2,144.464	(3)	202,845
	118,652.085	(4)	11,223,301

David J. Henshall	13,845.635	(5)	1,309,659
	22,991.912	(6)	2,174,805
	34,514.113	(7)	3,264,690
				62,301.151	(8)	5,893,066
				51,730.147	(9)	4,893,155
				9,543.961	(10)	902,763
				51,771.170	(11)	4,897,035

Arlen R. Shenkman	21,394.031	(12)	2,023,661
	8,430.945	(13)	797,483
	12,305.482	(14)	1,163,976
				18,968.470	(15)	1,794,228
				18,457.714	(16)	1,745,915

Michael J. Arenth	62,770.398	(17)	5,937,452

Woong Joseph Kim	45,480.612	(18)	4,302,011
	10,505.000	(19)	993,668
	21,316.657	(20)	2,016,343
				15,756.487	(21)	1,490,406

Mark J. Schmitz	4,327.271	(22)	409,317
	4,457.887	(23)	421,672
	8,430.945	(24)	797,483
	12,155.525	(25)	1,149,791
	8,912.268	(26)	843,011
				12,978.932	(27)	1,227,677
				18,968.470	(28)	1,794,228
				18,232.781	(29)	1,724,639

(1)
Includes restricted stock units issued as a result of quarterly dividends. The shares reported in this table are reported on a post-adjusted basis as of December 31, 2021. Upon final vesting, any fractional unit will be rounded to a whole share.

(2)
Based on a per share price of $94.59, which was the closing price per share of our common stock on the last business day of the 2021 fiscal year (December 31, 2021). Values have been rounded to the nearest whole dollar.

(3)
Represents restricted stock units granted to Mr. Calderoni on July 1, 2021 in connection with his service as a non-employee
director which vest on the earlier of the first anniversary of the award date or the day immediately prior to the Company’s next regular shareholder meeting following the award date, subject to continued service through such date.

(4)
Restricted stock units that vest in twelve equal monthly installments. Each monthly installment remaining after December 31, 2021 consists of approximately 14,832 restricted stock units, subject to continued service through the applicable vesting date.

(5)
Restricted stock units that vest in three annual installments, with 33.4% having vested on April 1, 2020, 33.3% having vested on April 1, 2021, and 33.3% vesting on April 1, 2022, subject to continued service through the applicable vesting date. In connection with the termination of Mr. Henshall’s employment with the Company on February 28, 2022, the remaining 13,846 restricted stock units vested pursuant to Mr. Henshall’s employment agreement.

(6)
Restricted stock units that vest in three annual installments, with 33.4% having vested on April 1, 2021, 33.3% vesting on April 1, 2022, and 33.3% vesting on April 1, 2023, subject to continued service through the applicable vesting date. In connection with the termination of Mr. Henshall’s employment with the Company on February 28, 2022, the remaining 22,992 restricted stock units vested pursuant to Mr. Henshall’s employment agreement.

(7)
Restricted stock units that vest in three annual installments, with 33.4% vesting on March 1, 2022, 33.3% vesting on March 1, 2023, and 33.3% vesting on March 1, 2024, subject to continued service through the applicable vesting date. In connection with the termination of Mr. Henshall’s employment with the Company on February 28, 2022, 23,011 of these restricted stock units vested pursuant to Mr. Henshall’s employment agreement, and the remaining restricted stock units were forfeited.

(8)
Represents the target number of restricted stock units that were subject to vesting based on subscription bookings as a percentage of total product and subscription bookings for the last year of the performance period ended on December 31, 2021. In January 2022, it was determined that a payout of 200% of this target amount, or 124,602 shares, was achieved.

(9)
Represents the target number of restricted stock units subject to vesting based on annualized recurring revenue (ARR) growth over the three-year performance period ending on December 31, 2022, subject to continued service through the applicable vesting date. Following the termination of Mr. Henshall’s employment with the Company on February 28, 2022, Mr. Henshall remains eligible to earn a pro rata portion of these performance-based restricted stock units (approximately 30,207 underlying shares at target) pursuant to his employment agreement.

(10)
Represents the target number of restricted stock units that were subject to vesting based on compounded ARR growth over a two-year
performance period ended on December 31, 2021. In January 2022, it was determined that a payout of 125% of this target amount, or 19,088 shares, was achieved.

(11)
Represents the target number of restricted stock units subject to vesting based on annualized recurring revenue (ARR) growth over the three year performance period ending on December 31, 2023. Following the termination of Mr. Henshall’s employment with the Company on February 28, 2022, Mr. Henshall remains eligible to earn a pro rata portion of these performance-based restricted stock units (approximately 12,955 underlying shares at target) pursuant to his employment agreement.

(12)
Restricted stock units that vest in three annual installments, with 33.4% having vested on October 1, 2020, 33.3% having vested on October 1, 2021, and 33.3% vesting on October 1, 2022, subject to continued service through the applicable vesting date. In connection with the termination of Mr. Shenkman’s employment with the Company on March 11, 2022, 21,395 of these restricted stock units vested pursuant to his executive agreement.

(13)
Restricted stock units that vest in three annual installments, with 33.4% having vested on April 1, 2021, 33.3% vesting on April 1, 2022, and 33.3% vesting on April 1, 2023, subject to continued service through the applicable vesting date. In connection with the termination of Mr. Shenkman’s employment with the Company on March 11, 2022, 4,217 restricted stock units vested pursuant to Mr. Shenkman’s executive agreement, and the remaining restricted stock units were forfeited.

(14)
Restricted stock units that vest in three annual installments, with 33.4% vesting on March 1, 2022, 33.3% vesting on March 1, 2023, and 33.3% vesting on March 1, 2024, subject to continued service through the applicable vesting date. In connection with the termination of Mr. Shenkman’s employment with the Company on March 11, 2022, 4,102 restricted stock units vested pursuant to Mr. Shenkman’s executive agreement, and the remaining restricted stock units were forfeited.

(15)
Represents the target number of restricted stock units subject to vesting based on annualized recurring revenue (ARR) growth over the three-year performance period ending on December 31, 2022, subject to continued service through the applicable vesting date. Mr. Shenkman forfeited all of these restricted stock units upon his departure from the Company on March 11, 2022.
(16)
Represents the target number of restricted stock units subject to vesting based on annualized recurring revenue (ARR) growth over the three-year performance period ending on December 31, 2023. Mr. Shenkman forfeited all of these restricted stock units upon his departure from the Company on March 11, 2022.

(17)
Restricted stock units that vest in three annual installments, with 33.4% vesting on November 8, 2022, 33.3% vesting on November 8, 2023, and 33.3% vesting on November 8, 2024, subject to continued service through the applicable vesting date.

(18)
Restricted stock units that vest in three annual installments, with 33.4% having vested on December 1, 2021, 33.3% vesting on December 1, 2022, and 33.3% vesting on December 1, 2023, subject to continued service through the applicable vesting date.

(19)
Restricted stock units that vest in three annual installments, with 33.4% vesting on March 1, 2022, 33.3% vesting on March 1, 2023, and 33.3% vesting on March 1, 2024, subject to continued service through the applicable vesting date.

(20)
Restricted stock units that vest in three annual installments, with 33.4% vesting on November 15, 2022, 33.3% vesting on November 15, 2023, and 33.3% vesting on November 15, 2024, subject to continued service through the applicable vesting date.

(21)
Represents the target number of restricted stock units that will vest based on annualized recurring revenue (ARR) growth over the three-year performance period ending on December 31, 2023, subject to continued service through the applicable vesting date.

(22)
Restricted stock units that vest in three annual installments, with 33.4% having vested on April 1, 2020, 33.3% having vested on April 1, 2021, and 33.3% vesting on April 1, 2022, subject to continued service through the applicable vesting date.

(23)
Restricted stock units that vest in three annual installments, with 33.4% having vested on October 1, 2020, 33.3% having vested on October 1, 2021, and 33.3% vesting on October 1, 2022, subject to continued service through the applicable vesting date.

(24)
Restricted stock units that vest in three annual installments, with 33.4% having vested on April 1, 2021, 33.3% vesting on April 1, 2022, and 33.3% vesting on April 1, 2023, subject to continued service through the applicable vesting date.

(25)
Restricted stock units that vest in three annual installments, with 33.4% vesting on March 1, 2022, 33.3% vesting on March 1, 2023, and 33.3% vesting on March 1, 2024, subject to continued service through the applicable vesting date.

(26)
Restricted stock units that vest in three annual installments, with 33.4% vesting on August 2, 2022, 33.3% vesting on August 2, 2023, and 33.3% vesting on August 2, 2024, subject to continued service through the applicable vesting date.

(27)
Represents the target number of restricted stock units that were subject to vesting based on subscription bookings as a percentage of total product and subscription bookings for the last year of the performance period ended on December 31, 2021. In January 2022, it was determined that a payout of 200% of this target amount, or 25,958 shares, was achieved.

(28)
Represents the target number of restricted stock units that will vest based on annualized recurring revenue (ARR) growth over the three-year performance period ending on December 31, 2022, subject to continued service through the applicable vesting date.

(29)
Represents the target number of restricted stock units that will vest based on annualized recurring revenue (ARR) growth over the three-year performance period ending on December 31, 2023, subject to continued service through the applicable vesting date.

Stock Vested
The following table sets forth certain information regarding the vesting of restricted stock units during the year ended December 31, 2021, under our equity incentive plans for our Named Executive Officers.

STOCK VESTED TABLE
FOR THE 2021 FISCAL YEAR

	Stock awards
Name	Number of shares acquired on vesting (#)(1)	Value realized on vesting ($)(2)
Robert M. Calderoni	60,863	5,899,763
David J. Henshall	133,568	18,015,799
Arlen R. Shenkman	25,481	2,895,918
Michael J. Arenth	—	—
Woong Joseph Kim	22,652	1,783,165
Mark J. Schmitz	26,225	3,545,299

(1)
Includes additional restricted stock units vested during 2021 that were acquired in connection with the Company’s quarterly cash dividends. See
Adjustments to outstanding equity awards in connection with our quarterly dividend on page 21 for more information.

(2)
Based on the closing price per share of our common stock on the date upon which the restricted stock units vested or, if the vesting date is not a trading day, based on the closing price on the last trading day immediately preceding the vesting date.

Nonqualified Deferred Compensation
The following table sets forth certain information regarding non-tax
qualified compensation deferred under our equity incentive plans for our Named Executive Officers. The deferred compensation consists of shares of our common stock that will be issued to Mr. Henshall with respect to vested restricted stock units under a long-term incentive program, or LTIP, that we instituted in 2009, and non-employee
director restricted stock units granted to Mr. Calderoni during 2014 and 2015.
The LTIP’s design and structure were intended to, and ultimately did, reward executive officers for generating both relative and absolute shareholder returns. The number of vested restricted stock units was determined after the conclusion of a three-year period ending December 31, 2011, subject to employment of the executive officer by us throughout the three-year period. The number of shares of common stock issuable upon settlement of the LTIP restricted stock units was determined by comparing the performance of our common stock to the performance of the specified market indices over the same three-year period. Although the LTIP stock units have vested, the units will not be settled in shares of our common stock until the earliest of six months and one day following termination of the executive officer’s employment for any reason other than cause, the executive officer’s death, or the effective date of a change in control of our company. None of Messrs. Calderoni, Shenkman, Arenth, Kim or Schmitz participated in the LTIP program.
Mr. Calderoni’s
non-employee
director restricted stock units are deferred pursuant to the Outside Directors’ Deferred Compensation Program described on page 45.

NONQUALIFIED DEFERRED COMPENSATION TABLE
FOR THE 2021 FISCAL YEAR

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
Robert M. Calderoni	—	—	—	—	1,672,847	(1)
David J. Henshall	—	—	—	—	4,735,743	(2)
Arlen R. Shenkman	—	—	—	—	—
Michael J. Arenth	—	—	—	—	—
Woong Joseph Kim	—	—	—	—	—
Mark J. Schmitz	—	—	—	—	—

(1)
Based on a per share price of $94.59, which was the closing price of our common stock on December 31, 2021, the last business day of the 2021 fiscal year, and reflects the balance of vested restricted stock units currently outstanding that are subject to the Outside Directors’ Deferred Compensation Program. The number of restricted stock units on a net basis for Mr. Calderoni is 17,685 units which includes additional restricted stock units received as a result of adjustments made to outstanding equity awards in connection with our quarterly cash dividends. The grant date fair value of the 2015 and 2014 non-employee
director restricted stock unit grants were included in the
Stock awards
column of the Summary Compensation Table for 2015 and the Director Compensation Table for 2014, respectively. The balance will be paid to Mr. Calderoni upon the earlier of (a) ninety days following his separation from service and (b) upon a change in control.

(2)
Based on a per share price of $94.59, which was the closing price per share of our common stock on December 31, 2021, the last business day of the 2021 fiscal year, and reflects the balance of vested restricted stock units currently outstanding that were issued under the LTIP, net of any underlying shares that were withheld to satisfy minimum tax withholding obligations that arose upon vesting. The number of restricted stock units on a net basis for Mr. Henshall is 50,066 units which includes additional restricted stock units received as a result of adjustments made to outstanding equity awards in connection with our quarterly cash dividends. The grant date fair value of the LTIP awards was included in the
Stock awards
column of the Summary Compensation Table for 2009. The balance will be paid to Mr. Henshall upon the earlier of (a) six months and one day following his separation from service and (b) upon a change in control.

Potential Payments upon Termination or Change in Control
We have change in control and severance arrangements with our Named Executive Officers that provide severance and other benefits to our Named Executive Officers in the event of the termination of their employment under certain circumstances. Set forth below is a summary of these arrangements.
Interim Chief Executive Officer and President
We entered into an employment agreement with Mr. Calderoni on October 5, 2021, in connection with his appointment as our Interim Chief Executive Officer and President. The employment agreement is scheduled to terminate upon the earlier of (1) September 30, 2022 or (2) upon the appointment of a permanent Chief Executive Officer of Citrix.
The employment agreement provides for Mr. Calderoni to be paid a base salary of $1.0 million. In addition, Mr. Calderoni will be eligible to receive annual target incentive compensation of $1.5 million, with a guaranteed minimum cash incentive of $500,000 for 2021, based on achievement of performance metrics as determined by the Compensation and Human Capital Committee of the Board and approved by the Board. In connection with his appointment, the employment agreement provided for Mr. Calderoni to receive an equity grant of restricted stock units with an aggregate value of $19.3 million that vest in twelve monthly installments, subject to his continued service relationship with the Company. Mr. Calderoni also is entitled to participate in all employee benefit plans or programs of the Company generally available to any of its senior executive employees as well as certain other benefits described in the employment agreement.
Pursuant to the employment agreement, in the event that Mr. Calderoni’s employment is terminated due to death or “disability” (as defined in the employment agreement), Mr. Calderoni will be entitled to receive a pro-rata bonus
for the year of termination, subject to the execution of a separation and release agreement by him (or his authorized representative or estate) containing, among other provisions, a general release of claims in favor of the Company, and all of the outstanding and unvested equity awards held by Mr. Calderoni shall fully vest on the date of such termination. After the term of the employment agreement, if Mr. Calderoni remains in service as a member of the Board, this acceleration right will continue to apply to Mr. Calderoni’s outstanding and unvested equity awards in the event his service to the Board terminates on account of his death or disability.
In the event that Mr. Calderoni’s employment is terminated without “cause” or he resigns his position for “good reason” (each as defined in the employment agreement), he will be entitled to receive a pro-rata bonus
for the year of termination and all of the outstanding and unvested restricted stock units from his October 2021 grant shall fully vest on the date of such termination. In the event that Mr. Calderoni’s employment is terminated by Citrix without “cause” or if he resigns his position for “good reason” (each as defined in his employment agreement), in either case upon or within the 18-month period
following a “change in control” (as defined in his employment agreement), he will be entitled to receive the following severance payments and benefits:

•	a lump sum payment equal to one and one-half times the sum of his annual base salary plus his annual target incentive compensation;

•	a lump sum payment of his pro rata annual target cash incentive compensation for the year of termination;

•	continued health coverage for up to 18 months; and

•	full accelerated vesting of any unvested and outstanding restricted stock units from his October 2021 grant.
In addition, Mr. Calderoni would be eligible to receive a lump sum cash payment of $3.375 million for the extension of his non-competition and non-solicitation agreement
for an additional six months.
The definitions of “cause”, “good reason” and “change in control” included in Mr. Calderoni’s employment agreement are substantially the same as the definitions included in the executive agreements for the other Named Executive Officers described below, except that it will be considered a substantial reduction in the nature or scope of his duties or responsibilities if, in the event of a change in control, he is no longer serving as President and Chief Executive Officer for the ultimate parent of the resulting company or such parent is not a publicly traded company.
The foregoing severance payments and benefits under Mr. Calderoni’s employment agreement are subject to the delivery of an effective separation and release agreement by Mr. Calderoni containing, among other provisions, a general release of claims in favor of the Company. In the event that any payments made to Mr. Calderoni in connection with a change in control or termination would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986 (the “Code”), the payments to Mr. Calderoni would be reduced to the maximum amount that can be paid without the imposition of an excise tax under Section 4999 of the Code, but only if such reduction provides a higher benefit on an after-tax basis
to Mr. Calderoni. Mr. Calderoni’s employment agreement does not provide for any tax gross-up payments.
Mr. Calderoni is also party to a benefits continuation agreement with the Company that provides for Mr. Calderoni and his spouse to participate in the Company’s health insurance coverage until each such individual attains age 65, or no longer requires or desires such coverage. Mr. Calderoni is currently paying the employee portion of this cost; however, the benefits continuation agreement provides that, after he is no longer on the Board, the Company will provide such health coverage at no cost to Mr. Calderoni.

Former President and Chief Executive Officer
In July 2017, we entered into an employment agreement with Mr. Henshall in connection with his appointment as our President and Chief Executive Officer. The employment agreement had a term of three years, with one-year
extensions thereafter unless written notice of
non-renewal
was given by either party not less than 180 days prior to the end of the then current term. Mr. Henshall’s employment agreement provided for a minimum base salary of $1.0 million, which was subject to annual review and may have been increased but not decreased. In addition, Mr. Henshall was eligible to receive variable cash incentive compensation as determined by performance goals established by the Board of Directors upon consultation with Mr. Henshall, with a maximum variable cash compensation payment of 200% of his base salary. The actual amount was to be determined in the discretion of the Compensation and Human Capital Committee based on Citrix’s performance and the individual performance of Mr. Henshall. Mr. Henshall also was eligible to receive annual equity awards with grant-date target value of at least $8,000,000, and to participate in all of our employee benefit plans and programs that were generally available to our senior executive employees.
In connection with Mr. Calderoni’s appointment as Interim Chief Executive Officer, Mr. Henshall transitioned from serving as President and Chief Executive Officer of the Company to an advisory role to Mr. Calderoni. As part of this transition, on October 5, 2021, the Company entered into an amendment to Mr. Henshall’s employment agreement providing for, among other things: (a) a reduction in his base salary to $100,000; (b) annual cash incentive compensation for 2021 based on actual achievement of the relevant performance metrics and pro-rated for
the portion of the performance year completed as of the date of the amendment; and (c) no additional entitlement to annual cash or equity incentive awards after the date of the amendment. Mr. Henshall remained entitled to certain payments and accelerated vesting of outstanding equity awards upon termination of his employment with the Company under certain circumstances provided in the employment agreement as amended.
Pursuant to the employment agreement, as amended, upon a termination of Mr. Henshall’s employment without cause or for good reason but not in connection with a change in control, Mr. Henshall was entitled to severance pay and benefits as follows:

•
two times the sum of (a) his base salary that was in effect prior to the date of the amendment (which we refer to as the “prior base salary”) and (b) one and one-half times the prior base salary, payable over 24 months;

•	continued health insurance coverage and financial planning services for 18 months; and

•	acceleration of unvested equity awards with time-based vesting then scheduled to vest over 24 months.
In addition, his performance-based equity awards would remain outstanding and eligible to be earned on a pro-rata
basis at the end of the relevant performance period based on actual performance.
Mr. Henshall’s employment agreement also provided that if his employment was terminated without cause or if he resigned his position for good reason in the 18-month period
following a change in control, he would have been entitled to receive:

•	a lump sum payment equal to 300% of the sum of (a) his prior base salary and (b) one and one-half times the prior base salary;

•	continued health insurance coverage and financial planning services for 18 months;

•	accelerated vesting of all unvested equity awards with time-based vesting.
Mr. Henshall’s currently outstanding equity awards with performance-based vesting provide that they will be deemed earned at the time of a change in control based on maximum achievement of 200%.
Upon Mr. Henshall’s death or disability, all unvested equity awards with time-based vesting that were held by Mr. Henshall would have immediately vested, and any equity awards with performance-based vesting would have remained outstanding and eligible to be earned on
a pro-rata basis
at the end of the relevant performance period based on actual performance. Mr. Henshall (or his estate, if applicable) also would have been entitled to receive his target variable cash compensation on a pro-rata basis
for such year.
All severance payments and benefits under Mr. Henshall’s employment agreement were subject to the execution of a separation and release agreement by Mr. Henshall containing, among other provisions, a general release of claims in favor of Citrix. In the event that any payments made to Mr. Henshall in connection with a change in control or termination would be subject to the excise tax imposed by Section 4999 of the Code, the payments to Mr. Henshall would be reduced to the maximum amount that can be paid without the imposition of an excise tax under Section 4999 of the Code, but only if such reduction provides a higher benefit on an after-tax basis
to Mr. Henshall. The employment agreement did not provide for any tax gross-up payments.
Mr. Henshall’s employment with the Company terminated on February 28, 2022. In connection with his departure from the Company, Mr. Henshall entered into a separation agreement with the Company pursuant to which he received certain severance payments and other separation benefits under this employment agreement. The separation agreement also provides Mr. Henshall with the right to receive a supplemental payment of $8,750,000 upon the closing of the transactions contemplated by that certain Agreement and Plan of Merger, dated January 31, 2022, by and among the Company, Picard Parent, Inc. (“Parent”), Picard Merger Sub, Inc. (“Merger Sub”), and, for certain limited purposes detailed in the agreement, TIBCO Software, Inc., pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent and shareholders of the Company receiving $104.00 in cash per share. The payments and benefits under the separation agreement were subject to the execution and non-revocation of
a general release of claims by Mr. Henshall in favor of Citrix. See
Potential payments
below.
Other Named Executive Officers
We have entered into executive agreements with the members of our senior leadership team, including Messrs. Shenkman, Arenth, Kim and Schmitz. The executive agreements have a term of three years and automatically renew for one-year
periods, unless written notice of
non-renewal
is given by either party at least 180 days prior to the end of the term. In the event of a change in control, the term will be automatically extended until 12 months after the change in control.
Under the executive agreements, if an executive’s employment is terminated by Citrix without cause or by the executive for good reason, in either case not in connection with a change in control, he will be entitled to receive:

•
a lump sum payment equal to the sum of: (a) for Mr. Shenkman, (i) his then-current annual base salary and (ii) the higher of his then-current base salary and the amount of variable cash compensation paid to him for the fiscal year prior to termination, (b) for Mr. Schmitz, (i) his then-current annual base salary and (ii) the higher of his then-current base salary and the amount of variable cash compensation paid to him for the fiscal year prior to termination, (c) for Mr. Arenth, (i) his then-current annual base salary and (ii) the higher of his annual target incentive compensation and the amount of variable cash compensation paid to him for the fiscal year prior to termination, and (d) for Mr. Kim, (i) his then-current annual base salary and (ii) the higher of his target variable cash compensation and amount of variable cash compensation paid to him for the fiscal year prior to termination;

•	continued health insurance coverage, executive-level outplacement services and continued financial planning for up to 12 months; and

•	accelerated vesting of the unvested portion of his equity awards with time-based vesting that would have vested within the 12-month period following his date of termination.
The executive agreements also provide for certain benefits in the event that the executive’s employment is terminated following a change in control of Citrix. In the event that an executive’s employment is terminated without “cause” or if he resigns his position for “good reason”, in either case, within the
12-month
period following a “change in control”, he will be entitled to receive:

•	a lump sum payment equal to 150% of the sum of (a) his annual base salary and (b) his cash incentive compensation target for the then-current fiscal year;

•	continued health insurance coverage, executive-level outplacement services and financial planning services for 18 months; and

•	accelerated vesting of the unvested portion of any equity awards.
The Company’s currently outstanding equity awards with performance-based vesting provide that they will be deemed earned at the time of a change in control based on maximum achievement of 200%, subject to time-based vesting over the remaining measurement period, with full vesting if the executive is terminated without cause or resigns for good reason following the change in control as described above. In addition to the foregoing, the executive agreement with Mr. Arenth provides for the accelerated vesting of his new-hire
restricted stock unit award upon a change in control of the Company.
Under the executive agreements, a “change in control” would include any of the following events:

•	any “person,” as defined in the Exchange Act acquires 30% or more of our voting securities;

•
the consummation of a consolidation, merger or sale or other disposition of all or substantially all of our assets in which our shareholders would beneficially own less than 50% of the voting securities of the resulting entity or its ultimate parent after such transaction;

•	our incumbent directors cease to constitute a majority of our Board of Directors;

•	any other acquisition of the business of Citrix in which a majority of our Board of Directors votes in favor of a decision that a change in control has occurred; or

•	our shareholders approve a plan or proposal for our liquidation or dissolution.
Termination of the executive’s employment by Citrix for “cause” includes a termination of the executive’s employment as a result of:

•
an indictment for the commission of any felony or a misdemeanor involving deceit, material dishonesty or fraud, or any willful conduct that would reasonably be expected to result in material injury or reputational harm to Citrix if the executive were retained in his position;

•	willful disclosure of material trade secrets or other material confidential information related to our business;

•
willful and continued failure substantially to perform the executive’s duties with Citrix, other than any such failure resulting from the executive’s incapacity due to physical or mental illness (subject to notice and a period for the executive to cure such failure);

•	willful and knowing participation in releasing false or materially misleading financial statements or submission of a false certification to the SEC; or

•	failure to cooperate with a bona fide internal investigation by regulatory or law enforcement authorities.
Termination of the executive’s employment by the executive for “good reason” includes a termination of the executive’s employment as a result of:

•	a substantial reduction, not consented to by the executive, in the nature or scope of the executive’s responsibilities, authorities, powers, functions or duties;

•	a reduction in the executive’s annual base salary or target variable cash compensation;

•	failure to provide the executive with any payments, rights and other entitlements under the applicable agreement, including upon a change in control;

•	following a change in control, a material breach by Citrix of any agreements, plans, policies and practices relating to the executive’s employment with Citrix;

•	the relocation of our offices at which the executive is principally employed by more than 35 miles; or

•	Citrix’s issuance to the executive of a notice of non-renewal of the agreement (as applicable).
In addition, it will be considered a substantial reduction in Mr. Schmitz’s duties or responsibilities for purposes of the definition of “good reason” if, in the event of a change in control, he is no longer serving as Chief Operating Officer for the ultimate parent of the resulting company or such parent is not a publicly-traded company.
The severance payments and benefits described above are subject to the execution of a separation and release agreement containing, among other provisions, a general release of claims in favor of Citrix. In the event that any payments made in connection with a change in control or termination would be subject to the excise tax imposed by Section 4999 of the Code, the payments to these executives would be reduced to the maximum amount that can be paid without the imposition of an excise tax under Section 4999 of the Code, but only if such reduction provides a higher benefit on an after-tax
basis to the executives. The executive agreements do not provide any
“gross-up”
payments in connection with a change in control.
With respect to the performance-based equity awards granted to the Named Executive Officers, the award agreements provide that if the executive’s employment with our Company terminates as a result of the executive’s death, disability (defined under our long-term disability plan) or retirement (defined as termination of employment after attainment of age 65 and provided that the executive officer has at least four years of service with our company), the executive will remain eligible to earn such performance-based awards on a pro-rata
basis at the end of the performance period based on our achievement of the applicable performance metrics. As of December 31, 2021, none of our Named Executive Officers were eligible for retirement under our policy. In addition, the award agreements for our outstanding time-based restricted stock units provide for acceleration of vesting upon death or disability.
Each of our Named Executive Officers is also subject to the terms of a non-solicitation,
non-compete
and confidentiality and employee
non-disclosure
agreement with us. The
non-solicitation
and
non-compete
obligations, where enforceable, survive the termination of the executive’s employment for a period of one year.
Mr. Shenkman’s employment with the Company terminated on March 11, 2022. In connection with his departure from the Company, Mr. Shenkman entered into a separation agreement with the Company pursuant to which he received certain severance payments and other separation benefits under his executive agreement. The separation agreement also provides Mr. Shenkman with the right to receive a supplemental payment of $4,000,000 upon the closing of the Merger. The payments and benefits under the separation agreement were subject to the execution and non-revocation of
a general release of claims by Mr. Shenkman in favor of Citrix. See
Potential payments
below.
Potential payments
The following table shows potential payments and benefits that would have been provided to each of Messrs. Calderoni, Arenth, Kim and Schmitz upon the occurrence of a change in control and/or certain termination triggering events. In accordance with Item 402(j) of Regulation S-K, these estimates are based on the assumption that the various triggering events occurred on December 31, 2021, and do not take into account the potential impact of the Merger. The actual amounts that would be paid out to our executive officers upon their termination of employment can only be determined at the time the executive officer’s employment actually terminates.

The amounts shown in this table do not include payments and benefits to the extent they have been earned prior to the termination of employment or are provided on a non-discriminatory
basis to employees upon termination of employment. These include:

•	accrued salary and vacation pay;

•
distribution of plan balances under our 401(k) plan and the
non-qualified
deferred compensation plan (see
Nonqualified deferred compensation
on page 35 for the balances, if any, of each Named Executive Officer); and

•	life insurance proceeds in the event of death.
The closing market price of our common stock on December 31, 2021 was $94.59 per share.

Benefit	Involuntary not for cause termination / good reason termination ($)		Involuntary not for cause termination / good reason termination following change in control ($)(1)		Death or disability ($)(2)
Robert M. Calderoni
Severance	500,000	(3)	7,625,000	(4)	500,000	(3)
Unvested Equity Awards	11,223,387		11,426,283		11,426,283
Benefits Continuation	—	(5)	25,711	(5)	—	(5)
Total	11,723,387		19,076,994		11,926,283

Michael J. Arenth
Severance	1,050,000		1,575,000		—
Unvested Equity Awards	5,937,509		5,937,509	(6)	5,937,509
Benefits Continuation	25,283		37,924		—
Outplacement Services	18,775		18,775		—
Financial Planning Services	17,210		25,815		—
Total	7,048,777		7,595,023		5,937,509

Woong Joseph Kim
Severance	1,200,000		1,800,000		—
Unvested Equity Awards	3,154,482		10,292,905		7,808,972
Benefits Continuation	8,732		13,098		—
Outplacement Services	18,775		18,775		—
Financial Planning Services	17,210		25,815		—
Total	4,399,199		12,150,593		7,808,972

Mark J. Schmitz
Severance	1,502,628		1,800,000		—
Unvested Equity Awards	1,894,165		13,114,620		7,847,943
Benefits Continuation	25,966		38,949		—
Outplacement Services	18,775		18,775		—
Financial Planning Services	17,210		25,815		—
Total	3,458,744		14,998,159		7,847,943

(1)
The value of any performance-based awards included in this column was calculated using maximum achievement of 200%. For Mr. Schmitz, includes performance-based restricted stock units representing 25,958 shares (valued at approximately $2,455,367, estimated by reference to the closing market price of our common stock on December 31, 2021), for which the performance period ended December 31, 2021 and settlement occurred early in the first quarter of 2022.

(2)
The value of any performance-based awards was calculated using the target award level except for performance awards where the performance period ended December 31, 2021, in which case the value was calculated using actual performance achieved. For Mr. Schmitz, includes performance-based restricted stock units representing 25,958 shares (valued at approximately $2,455,367, estimated by reference to the closing market price of our common stock on December 31, 2021), for which the performance period ended December 31, 2021 and settlement occurred early in the first quarter of 2022. For each performance-based award for which the performance period is not complete as of termination, the number of shares earned will be calculated based on actual performance during the performance period and pro-rated for
the number of months that elapsed in the performance period prior to such termination.

(3)	Represents the minimum guaranteed annual cash bonus that Mr. Calderoni would receive for calendar year 2021 pursuant to his employment agreement.
(4)
Represents 1.5x the sum of his annual base salary and his target annual bonus, plus (a) a $3,375,000 payment that he would receive in connection with his restrictive covenant agreement and (b) the minimum guaranteed annual cash bonus of $500,000 for 2021 as provided in his employment agreement in lieu of a pro-rated
bonus.

(5)
Excludes the cost of health coverage for Mr. Calderoni and his spouse until Mr. Calderoni and his spouse each reaches the age of 65 pursuant to his benefits continuation agreement (estimated at $1,429 per month), which could become payable if Mr. Calderoni does not remain on the Board.

(6)
Represents the
new-hire
equity award granted to Mr. Arenth when he joined the Company. Mr. Arenth’s executive agreement also provides for the accelerated vesting of this new-hire
restricted stock unit award upon a change in control of the Company.

In connection with the termination of Mr. Henshall’s employment with the Company on February 28, 2022, Mr. Henshall entered into a separation agreement with the Company effective as of such date, pursuant to which he received or will receive the following amounts pursuant to his employment agreement: (a) salary continuation for 24 months, including target incentive compensation, in an aggregate amount of $5,000,000; (b) continued health insurance coverage for 18 months (valued at approximately $25,711); (c) continued financial planning services for 18 months (valued at approximately $25,815); and (d) accelerated vesting of 59,847 restricted stock units with time-based vesting that would have vested during the
24-month
period following October 1, 2021 (valued at approximately $5,660,927, estimated by reference to the closing market price of our common stock on December 31, 2021). In addition, Mr. Henshall’s performance-based equity awards remained outstanding and may be earned on a pro-rata basis
based on actual performance. On
a pro-rata basis,
these awards consist of a total of 43,162 restricted stock units (valued at $4,082,694 at target level and $8,165,387 at maximum level (200%), estimated by reference to the closing market price of our common stock on December 31, 2021). Mr. Henshall’s separation agreement also provides for a supplemental payment to Mr. Henshall of $8,750,000 upon the closing of the Merger. The payments and benefits under the separation agreement were subject to the execution and non-revocation of
a general release of claims by Mr. Henshall in favor of Citrix.
In connection with the termination of Mr. Shenkman’s employment with the Company on March 11, 2022, Mr. Shenkman entered into a separation agreement with the Company effective as of such date, pursuant to which he received or will receive the following amounts pursuant to his executive agreement: (a) a lump sum payment equal to $1,200,000, representing the sum of his annual base salary and target incentive compensation; (b) continued health insurance coverage for 12 months (valued at approximately $25,283); (c) executive-level outplacement services for 12 months (valued at approximately $18,775); (d) continued financial planning services for 12 months (valued at approximately $17,210); and (e) accelerated vesting of 29,712 restricted stock units with time-based vesting that would have vested within the
12-month
period following his date of termination (valued at approximately $2,810,458, estimated by reference to the closing market price of our common stock on December 31, 2021). Mr. Shenkman’s separation agreement also provides for a supplemental payment to Mr. Shenkman of $4,000,000 upon the closing of the Merger. The payments and benefits under the separation agreement were subject to the execution and non-revocation of
a general release of claims by Mr. Shenkman in favor of Citrix.

Director Compensation
Non-employee
director cash compensation
It is our policy that any employee directors do not receive cash or equity compensation for their service as members of our Board of Directors.
The Compensation and Human Capital Committee, with assistance from its independent compensation consultant, Semler Brossy, oversees director compensation and reviews the appropriateness of our non-employee
directors’ compensation on a regular basis. In January 2020, after review and discussion of comprehensive market analysis of our non-employee
director cash compensation program against the compensation programs offered by our peer companies with the Compensation and Human Capital Committee’s independent compensation consultant and consideration of the amount of work required by our directors and applicable committee members, our Compensation and Human Capital Committee approved, effective January 1, 2020, the non-employee
director cash compensation program indicated in the tables below. In December 2021, Semler Brossy prepared updated market analysis of our non-employee
director cash compensation program against the compensation programs offered by our peer companies and reviewed this market analysis in detail with the Compensation and Human Capital Committee and recommended no changes.
Under our
non-employee
director cash compensation program,
non-employee
members of our Board of Directors receive retainer fees, which are paid in cash in semi-annual installments
(pro-rated
if a director joins
mid-year).
Each
non-employee
director was entitled to receive the retainers detailed in the tables below (provided that committee Chairpersons were only entitled to receive a retainer as committee chair and were not entitled to the non-chair
membership retainer for the committee(s) he or she chairs). In addition, non-employee
directors are reimbursed for their reasonable
out-of-pocket
expenses incurred in attending meetings of our Board of Directors or any of its committees that are conducted in person.
The following table summarizes our 2021
non-employee
director cash compensation program:
Board retainers:

Compensation element	2021 annual cash compensation
Annual Board member retainer	$70,000
Annual retainer for Chairman of the Board	$100,000 (in addition to annual Board member retainer)
Annual retainer for Lead Independent Director	$40,000 (in addition to annual Board member retainer)
Committee retainers:

	2021 annual cash compensation
Committee	chair	member
Audit Committee	$42,500	$17,500
Compensation and Human Capital Committee	$32,500	$15,000
Nominating and Corporate Governance Committee	$25,000	$10,000
Technology, Data and Information Security Committee	$42,500	$17,500
In connection with
ad hoc
committees that may be formed from time to time, committee fees, if any, are determined by the Board of Directors upon the recommendation of the Compensation and Human Capital Committee. In October 2021, our Board of Directors formed a Transaction Committee of independent and disinterested directors to monitor and direct the process and procedures related to the review and evaluation of strategic alternatives that may be available to enhance shareholder value (including continuing to operate as an independent company), and to make a recommendation to our Board of Directors regarding the advisability of any such transaction or other alternatives. The following directors have served on the Transaction Committee since its establishment: Ms. Caldwell and Messrs. Demo, Knowling, Sacripanti, and Sherman. In connection with the formation of the Transaction Committee, the Board approved compensation for members of the Transaction Committee for services rendered in such capacity, which compensation was not contingent upon the Merger or any other strategic alternative. Members of the Transaction Committee received a one-time cash
retainer of $35,000 and have and will receive a monthly cash retainer of $15,000 for each month that the Transaction Committee is in service.
Equity awards to our
non-employee
directors
The Compensation and Human Capital Committee, with assistance from its independent compensation consultant, reviews the appropriateness of equity awards granted to our non-employee
directors under the 2014 Plan, on a regular basis. In December 2021, Semler Brossy prepared a comprehensive market analysis of our non-employee
director equity awards against the equity awards offered by our peer companies and reviewed this market analysis in detail with the Compensation and Human Capital Committee and recommended no changes.
For 2021, each
non-employee
director was eligible to receive an annual grant on the first business day of the month following our annual shareholders’ meeting consisting of restricted stock units valued at $250,000 that vest annually on the earlier of the first anniversary of the award date or the day immediately prior to the Company’s next regular meeting of shareholders following the award date, subject to continued service through such date. Each newly appointed director (i.e., directors appointed prior to the annual shareholders’ meeting) is entitled to a pro-rated
annual grant upon election to the Board of Directors. Such grant will be an award valued at $250,000 and pro-rated
based on the director’s date of appointment and the current annual vesting period. Such pro-rated
grant will vest at the conclusion of the current annual vesting period, subject to continued service through such date.
Outside directors’ deferred compensation program for
non-employee
directors
We offer our
non-employee
directors an outside directors’ deferred compensation program to defer restricted stock units awarded to them under the 2014 Plan and cash compensation. In advance of payment of cash compensation or a restricted stock unit award and in compliance with the program’s requirements, a non-employee
director may elect to defer the receipt of all of his or her cash compensation and/or restricted stock units until ninety days after such director’s separation from service from us or upon a change in control. Deferred cash compensation is converted into a number of deferred stock units on the date that the cash compensation would otherwise be paid and upon the vesting of deferred awards of restricted stock units, any amounts that would otherwise have been paid in shares of common stock are converted to deferred stock units on a one-to-one
basis. In each case, the deferred stock units are credited to the director’s deferred account.
Matching gifts program
Our
non-employee
directors are eligible to participate in the Company’s charitable matching gifts program pursuant to which we match donations made to qualifying tax-exempt
501(c)(3) charitable and
non-governmental
organizations on a
one-for-one
basis. In 2021, we continued to match up to $20,000 per year for executives and non-employee
directors under this program.
Director stock ownership guidelines
To further align the interests of members of our Board of Directors with our shareholders, our Board of Directors adopted stock ownership guidelines for our non-employee
directors. Pursuant to these guidelines, each
non-employee
director is required to own shares of our common stock (which includes vested but deferred restricted stock units) equal in value to at least five times the Board member’s annual cash retainer. New directors are expected to meet the standards set forth in the guidelines within five years after the date of his or her election to our Board of Directors. Shares owned by directors are valued at the current market value.

Director compensation limits
The 2014 Plan provides for a limitation of $795,000 with respect to the value of the annual equity compensation grant that may be awarded to any non-employee
director and a limitation of $500,000 with respect to the value of any annual cash compensation that may be paid to any non-employee
director.
Director compensation table
The following table sets forth a summary of the compensation earned by, or paid to, our non-employee
directors in 2021. Mr. Calderoni served as a
non-employee
director until his appointment as Interim Chief Executive Officer and President in October 2021, at which time he no longer participated in the non-employee
director compensation program. Mr. Calderoni’s compensation is included in the Summary Compensation Table beginning on page 29.
DIRECTOR COMPENSATION TABLE FOR FISCAL YEAR 2021

Name	Fees earned or paid in cash ($)		Stock awards ($) (1)(2)(3)		All other compensation ($)(4)	Total ($)
Nanci E. Caldwell	230,000		249,945		69,908	549,853
Robert D. Daleo(5)	44,589	(6)	—		53,092	97,681
Murray J. Demo	205,086		249,945		2,229	457,260
Ajei S. Gopal(7)	75,778		415,773	(8)	41,562	533,113
Thomas E. Hogan	98,747		249,945		22,229	370,921
Moira A. Kilcoyne	112,500		249,945		2,479	364,924
Robert E. Knowling, Jr.	165,000		249,945		23,569	438,514
Peter J. Sacripanti	192,500		249,945		40,243	482,688
J. Donald Sherman	167,500		249,945		22,229	439,674

(1)
These amounts represent the aggregate grant date fair value of the stock awards granted in 2021, calculated in accordance with FASB ASC Topic 718. Such aggregate grant date fair values do not take into account any estimated forfeitures related to service vesting conditions. The assumptions we used for calculating the grant date fair value are set forth in Note 8 to our consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2021, which was filed with the SEC on February 16, 2022. These amounts do not represent the actual amounts paid to or realized by our directors for these awards during fiscal year 2021.

(2)
Consists solely of restricted stock units. During 2021, each continuing non-employee
director was entitled to an annual grant consisting of a number of restricted stock units equaling $250,000 in value vesting annually on the earlier of the first anniversary of the award date or the day immediately prior to the Company’s next regular meeting of shareholders following the award date, subject to continued service through such date. Such value of restricted stock units is converted into a number of restricted stock units on the grant date using the
20-day
trailing average price of Citrix common stock. Pursuant to our outside directors’ deferred compensation program for non-employee
directors, each of Mr. Knowling and Dr. Gopal elected to defer settlement of his 2021 annual restricted stock unit award. Please see the discussion under the heading
Outside directors’ deferred compensation program for
non-employee
directors
for additional details on our deferral program.

(3)
As of December 31, 2021, our
non-employee
directors held the following number of unvested restricted stock units: Ms. Caldwell, 2,144.464 units; Mr. Demo, 2,144.464 units; Mr. Hogan, 2,144.464 units; Ms. Kilcoyne, 2,144.464 units; Mr. Knowling, 2,144.464 units; Mr. Sacripanti, 2,144.464 units; and Mr. Sherman, 2,144.464 units. As of December 31, 2021, our non-employee
directors held the following number of vested deferred stock units: Ms. Caldwell, 32,496.382 units; Mr. Knowling, 1,357.223 units; and Mr. Sacripanti, 12,277.681 units.

(4)
Reflects the total value of restricted stock units issued as a result of the payment of quarterly dividends ($49,908 for Ms. Caldwell; $33,092 for Mr. Daleo; $2,229 for Mr. Demo; $21,562 for Dr. Gopal; $2,229 for

Mr. Hogan; $2,229 for Ms. Kilcoyne; $3,569 for Mr. Knowling; $20,243 for Mr. Sacripanti; and $2,229 for Mr. Sherman) and the Company’s 2021 matching charitable donations made under our matching charitable gift program that is available to our employees, executives and directors ($20,000 for Ms. Caldwell; $20,000 for Mr. Daleo; $20,000 for Dr. Gopal; $250 for Ms. Kilcoyne; $20,000 for Mr. Hogan; $20,000 for Mr. Knowling; $20,000 for Mr. Sacripanti; and $20,000 for Mr. Sherman).
(5)	Mr. Daleo did not stand for re-election at the Annual Meeting held on June 4, 2021.
(6)
Pursuant to our outside directors’ deferred compensation program for non-employee
directors, Mr. Daleo elected to defer his cash fees in 2021. Mr. Daleo received 380 deferred stock units based on fees of $44,589 foregone, with no matching or premium given in calculating the number of stock units awarded and an amount of $26.45 was held in a deferred cash account in lieu of fractional shares. On September 3, 2021 (90 days following his service on the Board of Directors), Mr. Daleo received 45,309 shares of Citrix common stock with respect to these deferred stock units and $736 in cash, which represented the total amount of deferred cash that was held in his deferred cash account in lieu of fractional shares during his tenure on the Board.

(7)
Dr. Gopal resigned from the Board on October 4, 2021. Dr. Gopal, who is the President and Chief Executive Officer of ANSYS, advised the Company that his decision to resign did not involve any disagreement with the Company and was intended to avoid any potential conflict of interest that could arise due to Mr. Calderoni’s appointment as Interim Chief Executive Officer of the Company, because Mr. Calderoni was also serving as a member of the Board of Directors of ANSYS.

(8)
In connection with Dr. Gopal’s departure, the Board approved the acceleration of vesting of the 2,145 unvested restricted stock units then held by Dr. Gopal as of his departure date. Includes $165,828, which represents the incremental fair value, calculated in accordance with FASB ASC Topic 718, related to such acceleration of vesting. In total and on January 3, 2022 (90 days following his service on the Board of Directors), Dr. Gopal received 15,767 shares of Citrix common stock with respect to his vested and accelerated deferred stock units held as of his departure date.

Compensation Committee Interlocks and Insider Participation
From January through December 2021, Ms. Caldwell, Mr. Knowling and Mr. Sacripanti served as members of the Compensation and Human Capital Committee. Former director Ajei Gopal also served on the Compensation and Human Capital Committee from January 1, 2021 through April 12, 2021. No member of our Compensation and Human Capital Committee was an employee or former employee of our Company or any of our subsidiaries. During the past year, none of our executive officers served as: (1) a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on our Compensation and Human Capital Committee; (2) a director of another entity, one of whose executive officers served on our Compensation and Human Capital Committee; or (3) a member of the compensation committee (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director on our Board of Directors.
Securities authorized for issuance under equity compensation plans
The following table provides information as of December 31, 2021, with respect to the securities authorized for issuance to our employees and directors under our equity compensation plans, consisting of:

•	Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”);

•	The 2014 Plan;

•	2015 Employee Stock Purchase Plan (the “ESPP”);

•	Wrike, Inc. Amended and Restated 2013 Stock Plan (the “Wrike Plan”);

•	Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan (the “Wrangler Plan”); and

•	2021 Inducement Plan (the “Inducement Plan”).
EQUITY COMPENSATION PLAN INFORMATION TABLE

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders(1)	4,659,789	$—	23,640,304
Equity compensation plans not approved by security holders(2)	767,659	$31.93	373,944
Total	5,427,448	$—	24,014,248

(1)
Includes securities issuable upon rights that were granted pursuant to the 2005 Plan. No additional awards will be granted under this plan. Additionally, the balance includes securities issuable upon rights that have been issued pursuant to the 2014 Plan, which is currently available for future grants. Also includes securities remaining available for future issuance under the ESPP. Does not include purchase rights accruing under the ESPP as of December 31, 2021, since the purchase rights (and therefore the number shares to be purchased) were not determinable until the end of the purchase period.

(2)
Includes securities issuable upon rights that were granted pursuant to the Wrike Plan, the Wrangler Plan and the Inducement Plan. No additional awards will be granted under the Wrike Plan. Weighted-average exercise price applies to 482,672 options to purchase shares of Citrix common stock outstanding under these plans as of December 31, 2021.

Pay ratio disclosure
Under the rules adopted by the SEC pursuant to the Dodd-Frank Act of 2010, Citrix is required to calculate and disclose the total compensation paid to its median paid employee, as well as the ratio of the total compensation paid to the median employee as compared to the total compensation paid to Citrix’s Chief Executive Officer. We describe our methodology and the resulting CEO pay ratio below.
The SEC rules for identifying the median paid employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to our Chief Executive Officer pay ratio, as other companies have offices in different countries, have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their CEO pay ratios.
Median employee determination
We determined our “median employee” during 2020 for purposes of determining our CEO pay ratio as disclosed in our 2021 Proxy Statement. The applicable SEC rules require us to identify a “median employee” only once every three years, as long as there have been no material changes in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change to our CEO pay ratio disclosure. Because there have been no material changes in our employee population or employee compensation arrangements that we believe would significantly impact the Company’s CEO pay ratio disclosure, we are using the same “median employee” for our 2021 CEO pay ratio that we used for our 2020 CEO pay ratio, although we have updated the calculation of the total compensation earned by that employee for 2021.
The methodology and the material assumptions and estimates that we used to identify our “median employee” during 2020 were as described below.
We determined that as of December 31, 2020, we had approximately 9,050 employees globally at Citrix, of which approximately 46% were in the United States and 54% were in our international locations. In determining the identity of our median employee for 2020, we excluded 447 employees based in China, which represented less than 5% of our workforce. After excluding our employees based in China, we determined the identity of our median employee for 2020 from a population of 8,603 employees.
Under the relevant rules, we are required to identify the median employee using a “consistently applied compensation measure” (“CACM”). We chose a CACM that closely approximates the annual total direct cash compensation of our employees. Specifically, we identified the median employee using all elements of cash compensation. We excluded the value of benefits that were not paid in cash. We did not adjust the compensation paid to part-time employees to calculate what they would have been paid on a full-time basis. We did, however, annualize the compensation of all permanent full-time employees who were hired in 2020 but did not work for Citrix for the full year. We did not make any cost-of-living
adjustments in identifying the median employee. For purposes of this calculation, we converted all local currency to U.S. dollars (USD) based on the average exchange rates over the twelve months ended December 31, 2020.
Using this methodology, we determined that the median employee was a full-time salaried employee located in Ireland who was awarded variable cash compensation and equity awards during 2020. Similarly for 2021, the median employee was awarded variable cash compensation and equity awards during 2021.
Calculating the total annual compensation of the median employee and the pay ratio for 2021
Using the 2020 median employee, we calculated that employee’s total annual compensation in the same manner we calculated our Interim Chief Executive Officer’s total annual compensation in the 2021 Summary Compensation Table on page 29. We converted the median employee’s annual compensation from Euro to USD using the average exchange rate over the twelve months ended December 31, 2021. We determined that the median employee’s 2021 annual total compensation was $201,540. The annual total compensation of our Chief Executive Officer for this purpose was $13,832,076, which amount equals our former Chief Executive Officer’s annual total compensation as reported in the 2021 Summary Compensation Table of $13,607,076 plus an additional amount that reflects the annualizing of his base salary. As a result, the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee was 69 to 1. For purposes of the 2021 pay ratio calculation, we used the total compensation of our Chief Executive Officer at the time our median employee was identified.
Neither the Compensation and Human Capital Committee nor Citrix management used this pay ratio measure in making compensation decisions. Given the differences in calculation methodology, our pay ratio should not be used as a basis for comparison across companies.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding beneficial ownership of our common stock as of April 11, 2022:

•	by each person who is known by Citrix to beneficially own more than 5% of our outstanding shares of common stock;

•	by each of our directors

•	by each of our Named Executive Officers; and

•	by all of our directors and executive officers as a group.

Name and address of beneficial owner(1)	Shares beneficially owned(2)(3)	Percentage of shares beneficially owned(4)
The Vanguard Group(5) 100 Vanguard Boulevard Malvern, PA 19355	13,942,805	11.0%
BlackRock, Inc.(6) 55 East 52nd Street New York, NY 10055	12,897,450	10.2%
T. Rowe Price Associates, Inc.(7) 100 E. Pratt Street Baltimore, MD 21202	8,599,226	6.8%
David J. Henshall	318,671	*
Robert M. Calderoni(8)	135,409	*
Mark J. Schmitz	40,818	*
Arlen R. Shenkman	37,841	*
Woong Joseph Kim	18,360	*
Murray J. Demo	13,099	*
Moira A. Kilcoyne	6,671	*
Thomas E. Hogan	5,697	*
J. Donald Sherman	2,425	*
Nanci E. Caldwell(9)	2,189	*
Peter J. Sacripanti(10)	1,773	*
Michael J. Arenth	—	*
Robert E. Knowling, Jr.(11)	—	*
All executive officers, directors and nominees as a group (18 persons)(12)	874,142	*

*	Represents less than 1% of the outstanding common stock.
(1)	The address of each of the directors and executive officers is 851 West Cypress Creek Road, Fort Lauderdale, Florida 33309.
(2)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated in the footnotes below, to our knowledge, all persons listed in the table have sole voting and dispositive power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

(3)	Shares of common stock issuable upon settlement of restricted stock units that will vest within 60 days of April 11, 2022 may vary slightly as a result of rounding of fractional shares upon vesting.
(4)	Applicable percentage of ownership is based upon 126,578,004 shares of common stock outstanding as of April 11, 2022.
(5)
With respect to information relating to The Vanguard Group, we have relied solely on information supplied by such entity on a Schedule 13G/A filed with the SEC on February 9, 2022. Per the Schedule 13G/A,

Vanguard held shared voting power over 201,577 shares, sole dispositive power over 13,438,431 shares, and shared dispositive power over 504,374 shares.
(6)
With respect to information relating to BlackRock, Inc., we have relied solely on information supplied by such entity on a Schedule 13G/A filed with the SEC on January 27, 2022. Per the Schedule 13G/A, BlackRock held sole voting power over 11,383,774 shares and sole dispositive power over 12,897,450 shares.

(7)
With respect to information relating to T. Rowe Price Associates, Inc., we have relied solely on information supplied by such entity on a Schedule 13G/A filed with the SEC on March 10, 2022. Per the Schedule 13G/A, T. Rowe Price held sole voting power over 3,359,068 shares and sole dispositive power over 8,599,226 shares.

(8)
Includes 29,663 shares of common stock issuable upon settlement of restricted stock units that will vest within 60 days of April 11, 2022. Includes 30,718 shares of common stock held in The 2019 Calderoni Family Trust. Mr. Calderoni disclaims beneficial ownership of all of the shares held by The 2019 Calderoni Family Trust, except to the extent of his pecuniary interest therein. In addition, as of April 11, 2022, Mr. Calderoni holds 17,685 vested restricted stock units pursuant to our outside directors’ deferred compensation program for non-employee
directors.

(9)	In addition, as of April 11, 2022, Ms. Caldwell holds 32,496 vested deferred restricted stock units pursuant to our outside directors’ deferred compensation program for non-employee directors.
(10)	In addition, as of April 11, 2022, Mr. Sacripanti holds 12,278 vested deferred restricted stock units pursuant to our outside directors’ deferred compensation program for non-employee directors.
(11)	As of April 11, 2022, Mr. Knowling holds 1,357 deferred restricted stock units pursuant to our outside directors’ deferred compensation program for non-employee directors.
(12)	Includes 29,663 shares of common stock issuable upon settlement of restricted stock units that will vest within 60 days of April 11, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Related Person Transactions
In accordance with its charter, the Nominating and Corporate Governance Committee reviews, approves and ratifies any related person transaction. The term “related person transaction” refers to any transaction required to be disclosed in our filings with the SEC pursuant to Item 404 of Regulation
S-K.
In considering any related person transaction, the Nominating and Corporate Governance Committee considers the facts and circumstances regarding such transaction, including, among other things, the amounts involved, the relationship of the related person (including those persons identified in the instructions to Item 404(a) of Regulation
S-K)
with our Company and the terms that would be available in a similar transaction with an unaffiliated third-party. The Nominating and Corporate Governance Committee also considers its fiduciary duties, our obligations under applicable securities law, including disclosure obligations and director independence rules, and other applicable law in evaluating any related person transaction. The Nominating and Corporate Governance Committee reports its determination regarding any related person transaction to our full Board of Directors.
Since the beginning of 2021, there were no related person transactions, and there are not currently any proposed related person transactions, that would require disclosure under SEC rules.
Director Independence
Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule
10A-3
under the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule
10A-3,
a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the board of directors, the audit committee or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.
Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Citrix, either directly or indirectly. Our Board of Directors has determined that all members of our Board of Directors, except Robert M. Calderoni, are independent directors, including for purposes of the rules of The Nasdaq Stock Market and relevant federal securities laws and regulations.
Item 14. Principal Accounting Fees and Services.
The following table shows the aggregate fees for professional services rendered to us by Ernst & Young LLP, Boca Raton, Florida (PCAOB ID: 42) during the fiscal years ended December 31, 2021 and December 31, 2020.

	2021	2020
Audit fees	$5,857,000	$5,167,000
Audit-related fees	$351,644	$494,000
Tax fees	$2,592,078	$2,297,000
All other fees	$10,000	$210,000
Total	$8,810,722	$8,168,000
Audit fees
Audit fees consist of fees for professional services associated with the annual consolidated financial statements audit, review of the interim financial statements included in our quarterly reports on
Form 10-Q,
and services in connection with international statutory audits, regulatory filings, and accounting consultations. Audit fees for both years also include fees for professional services rendered for the audit of the effectiveness of internal control over financial reporting as promulgated by Section 404 of the Sarbanes-Oxley Act.
Audit-related fees
Audit-related fees for 2021 and 2020 consist of fees for services for the annual audits of employee benefit plans and acquisition-related due diligence services for fiscal year 2020.
Tax fees
Tax fees consist of fees for professional services rendered for assistance with federal, state, local and international tax compliance and consulting. Tax compliance fees were $837,728 for 2021 and $810,490 for 2020. Tax fees also include fees of $1,754,350 for 2021 and $1,486,510 for 2020 for services rendered for tax examination assistance, tax research and tax planning services in the countries in which we do business.
Other fees
Other fees for 2021 and 2020 consist of fees for publications and on-line
subscriptions and materials. Other fees for 2021 and 2020 also include permissible advisory services, including consulting projects, other than those disclosed above.

Policy on Audit Committee
pre-approval
of audit and permissible
non-audit
services of independent auditor
The Audit Committee has implemented procedures under our Audit Committee
Pre-Approval
Policy for Audit and
Non-Audit
Services, which we refer to as the
Pre-Approval
Policy, to ensure that all audit and permitted
non-audit
services to be provided to Citrix have been
pre-approved
by the Audit Committee. Specifically, the Audit Committee
pre-approves
the use of our independent registered public accounting firm for specific audit and non-audit
services, within approved monetary limits. If a proposed service has not been pre-approved
pursuant to the
Pre-Approval
Policy, then it must be specifically
pre-approved
by the Audit Committee before the service may be provided by our independent registered public accounting firm. Any pre-approved
services exceeding the
pre-approved
monetary limits require specific approval by the Audit Committee. All of the audit-related, tax and all other services provided to us by Ernst & Young in 2021 and 2020 were approved by the Audit Committee by means of specific pre-approvals
or pursuant to the procedures contained in the
Pre-Approval
Policy. All
non-audit
services provided in 2021 and 2020 were reviewed with the Audit Committee, which concluded that the provision of such services by Ernst & Young was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The financial statements filed as part of this annual report on Form
10-K
are listed in the Index to Financial Statements. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto. The Exhibits are listed in Item 15(b) below.
(b) Exhibit Index.

Exhibit No.	Description

2.1**	Separation and Distribution Agreement, dated as of July 26, 2016, by and among Citrix Systems, Inc., GetGo, Inc. and LogMeIn, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 28, 2016)

2.2**	Amended and Restated Tax Matters Agreement, dated as of September 13, 2016, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated herein by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K filed on February 16, 2017)

2.3**	Agreement and Plan of Merger, dated as of January 16, 2021, by and among Citrix Systems, Inc., Wallaby Merger Sub, LLC, Wrangler Topco, LLC and Vista Equity Partners Management, LLC, as the representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 19, 2021)

2.4**	Agreement and Plan of Merger, dated January 31, 2022, by and among Citrix Systems, Inc., Picard Parent, Inc., Picard Merger Sub, Inc. and TIBCO Software, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 31, 2022)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 29, 2013)

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 12, 2018)

4.1	Specimen certificate representing Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-98542), as amended) (P)

4.2	Indenture, dated as of November 15, 2017, between Citrix Systems, Inc. and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2017)

4.3	Supplemental Indenture, dated as of November 15, 2017, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 15, 2017)

4.4	Form of 4.500% Senior Notes due 2027 (included in Exhibit 4.3)

4.5	Second Supplemental Indenture dated as of February 25, 2020 between Citrix Systems, Inc. and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 25, 2020)

4.6	Form of 3.300% Senior Note due 2030 (included in Exhibit 4.5)

4.7	Third Supplemental Indenture dated as of February 18, 2021 between Citrix Systems, Inc. and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 18, 2021)

4.8	Form of 1.250% Senior Note due 2026 (included in Exhibit 4.7)

Exhibit No.	Description

4.9	Description of Securities (incorporated herein by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on February 14, 2020)

10.1*	Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 5, 2010)

10.2*	First Amendment to Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2010)

10.3*	Second Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2011)

10.4*	Third Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 2, 2011)

10.5*	Fourth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2012)

10.6*	Fifth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2013)

10.7*	Sixth Amendment to the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2013)

10.8*	Form of Restricted Stock Unit Agreement For Non-Employee Directors under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2011)

10.9*	Form of Long Term Incentive Agreement under the Citrix Systems, Inc. Amended and Restated 2005 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on February 19, 2015)

10.10*	Citrix Systems, Inc. Executive Bonus Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on February 20, 2014)

10.11*	Citrix Systems, Inc. Second Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2020)

10.12*	2015 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on August 7, 2015)

10.13*	Amendment to 2015 Employee Stock Purchase Plan, dated October 27, 2016 (incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed on February 16, 2017)

10.14*	Amendment to Citrix Systems, Inc. 2015 Employee Stock Purchase Plan, dated December 10, 2018 (incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K filed on February 15, 2019)

10.15*	Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2017)

Exhibit No.	Description

10.16*	Amendment to Citrix Systems, Inc. 2014 Amended and Restated Equity Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.17*	Second Amendment to Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2019)

10.18*	Form of Indemnification Agreement by and between the Company and each of its Directors and executive officers (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2011)

10.19*	Form of Executive Agreement of Citrix Systems, Inc. by and between the Company and each of its executive officers (other than CEO) (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K filed on February 16, 2022)

10.20*	First Amendment to Executive Agreement, dated March 3, 2021, by and between Citrix Systems, Inc. and Antonio G. Gomes (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2021)

10.21*	First Amendment to Executive Agreement, dated March 3, 2021, by and between Citrix Systems, Inc. and Donna Kimmel (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021)

10.22*	Form of Amendment to Executive Agreement of Citrix Systems, Inc., dated October 13, 2021, by and between the Company and each of its executive officers (other than CEO) (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K filed on February 16, 2022)

10.23*	Benefits Continuation Agreement, dated as of April 30, 2019, between the Company and Robert M. Calderoni (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2019)

10.24*	Employment Agreement, dated October 5, 2021, by and between the Company and Robert M. Calderoni (incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K filed on February 16, 2022)

10.25*	Global Restricted Stock Unit Agreement under the 2014 Plan, dated as of October 6, 2021, by and between the Company and Robert M. Calderoni (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed on February 16, 2022)

10.26*	Employment Agreement, dated July 10, 2017, by and between Citrix Systems, Inc. and David J. Henshall (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2017)

10.27*	First Amendment to Employment Agreement, dated March 3, 2021, by and between Citrix Systems, Inc. and David J. Henshall (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2021)

10.28*	Second Amendment to Employment Agreement, dated October 5, 2021, by and between Citrix Systems, Inc. and David J. Henshall (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed on February 16, 2022)

10.29*	Second Amendment to Employment Agreement, dated November 12, 2021, by and between Citrix Systems, Inc. and Paul J. Hough (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed on February 16, 2022)

10.30*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Time Based Awards—2018 Annual Awards) (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

Exhibit No.	Description

10.31*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. 2014 Equity Incentive Plan (Performance Based Awards—2018 Annual Awards) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2018)

10.32*	Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (Interim Performance Period) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2020)

10.33*	Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2020)

10.34*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2020)

10.35*	Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. Second Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021)

10.36*	Form of Global Restricted Stock Unit Agreement under the Citrix Systems, Inc. Second Amended and Restated 2014 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2021)

10.37*	Wrike, Inc. Amended and Restated 2013 Stock Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021)

10.38*	Form of Stock Option Agreement Under the Wrike, Inc. Amended and Restated 2013 Stock Plan as Assumed by Citrix Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021)

10.39*	Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021)

10.40*	Form of Non-Qualified Stock Option Agreement Under the Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan as Assumed by Citrix Systems, Inc. (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021).

10.41*	Form of Global Restricted Stock Unit Agreement Under the Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan as Assumed by Citrix Systems, Inc. (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-253686) filed on March 1, 2021).

10.42*	Citrix Systems, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-253689) filed on March 1, 2021)

10.43*	Form of Global Restricted Stock Unit Agreement (Long Term Incentive) under the Citrix Systems, Inc. 2021 Inducement Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-253689) filed on March 1, 2021)

Exhibit No.	Description

10.44	Amended and Restated Credit Agreement, dated as of November 26, 2019, by and among Citrix Systems, Inc., the initial lenders named therein, and Bank of America, N.A., as Administrative Agent. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 27, 2019)

10.45	Term Loan Credit Agreement, dated as of January 21, 2020, by and among Citrix Systems, Inc., the initial lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2020)

10.46	Master Confirmation between Goldman Sachs & Co. LLC and Citrix Systems, Inc., dated January 30, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2020)

10.47	Master Confirmation between Wells Fargo Bank, National Association and Citrix Systems, Inc., dated January 30, 2020 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2020)

10.48	Bridge and Take-Out Facility Commitment Letter, dated January 16, 2021, between JPMorgan Chase Bank, N.A. and Citrix Systems, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2021)

10.49**	Term Loan Credit Agreement, dated as of February 5, 2021, by and among Citrix Systems, Inc., the initial lenders named therein, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on February 8, 2021)

10.50	First Amendment to Term Loan Credit Agreement, dated as of February 5, 2021, by and among Citrix Systems, Inc., the lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on February 8, 2021)

10.51	First Amendment to Credit Agreement, dated as of February 5, 2021, by and among Citrix Systems, Inc., the lenders named therein, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on February 8, 2021)

10.52*	Employment Agreement, dated November 12, 2021, by and between the Company and Michael Arenth (incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K filed on February 16, 2022)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed on February 16, 2022)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed on February 16, 2022)

24.1	Power of Attorney (included in signature page to the Company’s Annual Report on Form 10-K filed on February 16, 2022)

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer (incorporated by reference to Exhibit 31.1 of the Company’s Annual Report on Form 10-K filed on February 16, 2022)

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer (incorporated by reference to Exhibit 31.2 of the Company’s Annual Report on Form 10-K filed on February 16, 2022)

31.3†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.4†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

Exhibit No.	Description

32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (incorporated by reference to Exhibit 32.1 of the Company’s Annual Report on Form 10-K filed on February 16, 2022)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (previously filed with the Company’s Annual Report on Form 10-K filed on February 16, 2022)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (previously filed with the Company’s Annual Report on Form 10-K filed on February 16, 2022)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (previously filed with the Company’s Annual Report on Form 10-K filed on February 16, 2022)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (previously filed with the Company’s Annual Report on Form 10-K filed on February 16, 2022)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (previously filed with the Company’s Annual Report on Form 10-K filed on February 16, 2022)

104†	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Indicates a management contract or a compensatory plan, contract or arrangement.
**
Schedules (or similar attachments) have been omitted pursuant to Item 601 of Regulation
S-K.
The registrant hereby undertakes to furnish supplemental copies of any of the omitted schedules (or similar attachments) upon request by the SEC.

†	Filed herewith.
††	Previously furnished.
(P)	This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.
Item 16. Form
10-K
Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

CITRIX SYSTEMS, INC.

Date: April 29, 2022	By:	/s/ Antonio G. Gomes
Name: Antonio G. Gomes
Title: Executive Vice President and Chief Legal Officer