Form 10-Q
period 2022-03-31
CITRIX SYSTEMS INC
filed 2022-05-05
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No   ☒
As of April 27, 2022, there were 126,579,926 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2022

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$726,690	$513,993
Short-term investments, available-for-sale	12,428	13,186
Accounts receivable, net of allowances of $40,338 and $33,279 at March 31, 2022 and December 31, 2021, respectively	602,540	885,311
Inventories, net	26,993	23,158
Prepaid expenses and other current assets	304,288	283,337
Total current assets	1,672,939	1,718,985
Long-term investments, available-for-sale	11,874	14,754
Property and equipment, net	209,480	219,031
Operating lease right-of-use assets, net	140,632	154,685
Goodwill	3,404,214	3,400,792
Other intangible assets, net	726,087	760,293
Deferred tax assets, net	413,365	417,016
Other assets	287,885	289,961
Total assets	$6,866,476	$6,975,517
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$134,872	$165,250
Accrued expenses and other current liabilities	353,328	444,767
Income taxes payable	43,313	35,996
Short-term debt	99,952	—
Current portion of deferred revenues	1,622,847	1,708,058
Total current liabilities	2,254,312	2,354,071
Long-term portion of deferred revenues	315,234	329,535
Long-term debt	3,227,502	3,326,327
Long-term income taxes payable	204,782	204,782
Operating lease liabilities	152,057	166,014
Other liabilities	48,030	47,531
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 326,701 and 325,174 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	327	325
Additional paid-in capital	7,142,363	7,041,576
Retained earnings	5,161,470	5,100,624
Accumulated other comprehensive loss	(3,541)	(2,896)
	12,300,619	12,139,629
Less - common stock in treasury, at cost (200,740 and 200,313 shares at March 31, 2022 and December 31, 2021, respectively)	(11,636,060)	(11,592,372)
Total stockholders' equity	664,559	547,257
Total liabilities and stockholders' equity	$6,866,476	$6,975,517
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share information)
Revenues:
Subscription	$463,637	$342,129
Product and license	33,297	44,235
Support and services	328,404	389,402
Total net revenues	825,338	775,766
Cost of net revenues:
Cost of subscription, support and services	107,026	110,745
Cost of product and license revenues	17,527	21,715
Amortization of product related intangible assets	17,343	11,009
Total cost of net revenues	141,896	143,469
Gross profit	683,442	632,297
Operating expenses:
Research and development	147,905	144,158
Sales, marketing and services	292,951	293,284
General and administrative	109,059	94,990
Amortization of other intangible assets	19,221	7,532
Restructuring	18,078	—
Total operating expenses	587,214	539,964
Income from operations	96,228	92,333
Interest income	442	321
Interest expense	(22,076)	(24,360)
Other (expense) income, net	(1,077)	12,896
Income before income taxes	73,517	81,190
Income tax expense (benefit)	13,285	(8,858)
Net income	$60,232	$90,048
Earnings per share:
Basic	$0.48	$0.73
Diluted	$0.47	$0.71
Weighted average shares outstanding:
Basic	125,498	122,923
Diluted	127,734	126,026

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income	$60,232	$90,048
Other comprehensive income:
Available for sale securities:
Change in net unrealized (losses) gains	(3)	20
Less: reclassification adjustment for net gains included in net income	—	—
Net change (net of tax effect)	(3)	20

Gain on pension liability	—	1,050

Cash flow hedges:
Change in unrealized losses	(1,028)	(863)
Less: reclassification adjustment for net losses (gains) included in net income	386	(1,943)
Net change (net of tax effect)	(642)	(2,806)
Other comprehensive loss	(645)	(1,736)
Comprehensive income	$59,587	$88,312

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating Activities
Net income	$60,232	$90,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other	85,755	70,206
Stock-based compensation expense	79,408	86,862
Deferred income tax (benefit) expense	(5,510)	6,929
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	6,803	10,771
Other non-cash items	15,124	(13,118)
Total adjustments to reconcile net income to net cash provided by operating activities	181,580	161,650
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	274,586	302,824
Inventories	(4,047)	(1,357)
Prepaid expenses and other current assets	(3,255)	(18,416)
Other assets	(21,248)	(27,533)
Income taxes, net	(771)	(38,020)
Accounts payable	(29,860)	24,856
Accrued expenses and other current liabilities	(82,915)	(190,809)
Deferred revenues	(99,512)	(92,145)
Other liabilities	119	1,758
Total changes in operating assets and liabilities, net of the effects of acquisitions	33,097	(38,842)
Net cash provided by operating activities	274,909	212,856
Investing Activities
Purchases of available-for-sale investments	(2,034)	(2,561)
Proceeds from maturities of available-for-sale investments	5,669	108,761
Purchases of property and equipment	(18,839)	(23,894)
Cash paid for acquisitions, net of cash acquired	—	(2,022,618)
Cash paid for licensing agreements, patents and technology	(2,659)	(2,065)
Other	514	776
Net cash used in investing activities	(17,349)	(1,941,601)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plan	1,143	—
Proceeds from term loan credit agreement, net of issuance costs	—	997,947
Proceeds from senior notes, net of issuance costs	—	741,393
Repayment of acquired debt	—	(190,000)
Cash paid for tax withholding on vested stock awards	(43,688)	(42,303)
Cash paid for dividends	—	(45,522)
Other	—	(5,438)
Net cash (used in) provided by financing activities	(42,545)	1,456,077
Effect of exchange rate changes on cash and cash equivalents	(2,318)	(2,484)
Change in cash and cash equivalents	212,697	(275,152)
Cash and cash equivalents at beginning of period	513,993	752,895
Cash and cash equivalents at end of period	$726,690	$477,743
See accompanying notes.

CITRIX SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Citrix Systems, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the condensed consolidated financial statements and accompanying notes. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year or for any future period partially because of the seasonality of the Company’s business. Historically, the Company’s revenue for the fourth quarter of any year is typically higher than the revenue for the first quarter of the subsequent year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Pending Merger
On January 31, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Picard Parent, Inc. (“Parent”), Picard Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”) and, for certain limited purposes detailed in the Merger Agreement, TIBCO Software, Inc. (“TIBCO”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Vista Equity Partners (“Vista”). Vista is partnering with Evergreen Coast Capital Corp. (“Evergreen”), an affiliate of Elliott Investment Management L.P. (“Elliott”), to acquire all of the Company’s outstanding shares of common stock (the “Company Common Stock”) for $104.00 per share in cash. At a Special Meeting of Stockholders held on April 21, 2022, the Company's stockholders approved the Merger Agreement. The Merger is expected to close mid-year 2022, subject to customary closing conditions, including receipt of regulatory approvals. See Note 18 for more information on the proposed merger transaction.
2. SIGNIFICANT ACCOUNTING POLICIES
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
Available-for-sale Investments
Short-term and long-term available-for-sale investments in debt securities as of March 31, 2022 and December 31, 2021 primarily consist of corporate securities. Investments classified as available-for-sale debt securities are stated at fair value, with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize unrealized changes in the fair value of its available-for-sale debt securities in income unless a security is deemed to be impaired.
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
Product and license
Product and license revenues are primarily derived from App Delivery and Security products.
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

The Company’s typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied
Subscription
Cloud-hosted offerings	Over the contract term, beginning on the date that service is made available to the customer (over time)
CSP	As the usage occurs (over time)
On-premise subscription software licenses	When software activation keys have been made available for download (point in time)
On-premise subscription license updates and maintenance	Ratably over the course of the service term (over time)
Product and license
Perpetual software licenses	When software activation keys have been made available for download (point in time)
Hardware	When control of the product passes to the customer; typically upon shipment (point in time)
Support and services
License updates and maintenance for perpetual software licenses	Ratably over the course of the service term (over time)
Professional services	As the services are provided (over time)
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
Sales tax
The Company records revenue net of sales tax.

Timing of revenue recognition

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Products and services transferred at a point in time	$123,404	$141,799
Products and services transferred over time	701,934	633,967
Total net revenues	$825,338	$775,766
Contract balances
The Company's short-term and long-term contract assets, net of allowance for credit losses, were $44.7 million and $43.9 million, respectively, as of March 31, 2022, and $46.6 million and $40.5 million, respectively, as of December 31, 2021, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.62 billion and $315.2 million, respectively, as of March 31, 2022 and $1.71 billion and $329.5 million, respectively, as of December 31, 2021. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance, and the Company's right to consideration or the customer’s payment. During the three months ended March 31, 2022, the Company recognized $595.8 million of revenue that was included in the deferred revenue balance as of December 31, 2021.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance differs from the timing of the Company's right to consideration or the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no material asset impairment charges related to contract assets for either the three months ended March 31, 2022 and 2021, respectively.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$2,049,561	$88,997	$1,167	$2,139,725
Support and services	1,099,795	22,062	604	1,122,461
Total net revenues	$3,149,356	$111,059	$1,771	$3,262,186
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
For the three months ended March 31, 2022 and 2021, the Company recorded amortization of capitalized contract acquisition costs of $21.7 million and $18.3 million, respectively, which is recorded in Sales, marketing and services expense in the accompanying condensed consolidated statements of income. The Company's short-term and long-term contract acquisition costs were $81.8 million and $144.6 million, respectively, as of March 31, 2022, and $82.4 million and $144.2 million, respectively, as of December 31, 2021, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. There were no impairment losses in relation to costs capitalized during the three months ended March 31, 2022 and 2021, respectively.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income	$60,232	$90,048
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	125,498	122,923
Effect of dilutive employee stock awards	2,236	3,103
Denominator for diluted earnings per share - weighted-average shares outstanding	127,734	126,026

Basic earnings per share	$0.48	$0.73

Diluted earnings per share	$0.47	$0.71
For the three months ended March 31, 2022, anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were 1.2 million shares. For the three months ended March 31, 2021, stock-based awards excluded from the calculations of diluted earnings per share were not material.
5. CREDIT LOSSES
The Company is exposed to credit losses primarily through its accounts receivable, investments in available-for-sale debt securities, and contract assets. See Note 3 for additional information related to the Company's contract assets.

Accounts receivable, net
The Company's accounts receivable consist of the following (in thousands):

March 31, 2022
Accounts receivable, gross	$642,878
Less: allowance for returns	(12,494)
Less: allowance for credit losses	(27,844)
Accounts receivable, net	$602,540
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
The activity in the Company's allowance for credit losses for the three months ended March 31, 2022 is summarized as follows (in thousands):

Total
Balance of allowance for credit losses at January 1, 2022	$20,737
Current period provision (reversal) for expected losses	7,741
Write-offs charged against allowance	(634)
Balance of allowance for credit losses at March 31, 2022	$27,844
As of March 31, 2022, one distributor accounted for 14% of the Company's total gross accounts receivable.
Available-for-sale Investments
The Company did not have any credit loss expense recorded related to available-for-sale debt securities for the three months ended March 31, 2022 and 2021, respectively.
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
6. ACQUISITIONS
2021 Business Combination
On February 26, 2021 (the “Closing Date”), the Company completed the acquisition of Wrangler Topco, LLC (“Wrangler”), the parent entity of Wrike, Inc. (“Wrike”), a leader in the SaaS collaborative work management space, for approximately $2.07 billion (the “Purchase Consideration”). The Purchase Consideration consisted of a base purchase price of $2.25 billion and was subject to certain adjustments as provided for under the related Agreement and Plan of Merger dated January 16, 2021 (the “Wrike Agreement”). The addition of Wrike’s cloud-delivered capabilities was intended to expand the Company's collaborative work management capabilities. Under the Wrike Agreement, the Company acquired all of the issued and outstanding equity securities of Wrangler.
Under the terms of the Wrike Agreement, certain unvested stock options held by Wrike employees were assumed by the Company and converted into options to purchase 526,113 shares of the Company's common stock that were valued at $54.3 million using the Black-Scholes option-pricing model. The portion of the fair value of the assumed stock options associated with pre-combination service of Wrike employees was valued at $28.9 million and represented a component of the Purchase Consideration. The remaining fair value of $25.4 million is being recognized as post-combination stock-based compensation expense over the service period. See Note 8 for detailed information on the assumed stock options.

The Company incurred $20.1 million of expenses related to the Wrike acquisition, of which $0.3 million and $15.5 million were expensed during the three months ended March 31, 2022 and 2021, respectively, and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
In February 2021, the Company entered into a three-year term loan credit agreement providing for a $1.00 billion senior unsecured term loan (the “2021 Term Loan”) and issued $750.0 million of unsecured senior notes due March 1, 2026 (the “2026 Notes”). The proceeds of the 2021 Term Loan and the 2026 Notes were used (i) to fund a portion of the purchase price of the acquisition and (ii) to pay fees and expenses incurred in connection with the acquisition. The Company incurred $9.1 million of issuance costs that were netted against Long-term debt in the accompanying condensed consolidated balance sheets. See Note 11 for detailed information on the debt financing.
7. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Investments
Available-for-sale Investments
The Company's short-term available-for-sale debt investments are measured to fair value on a recurring basis. Unrealized gains and losses related to the Company’s short-term investments are recorded in Other comprehensive loss and are generally due to interest rate fluctuations. The securities that are in an unrealized loss position are reviewed on an individual basis in order to evaluate if all or a portion of the unrealized loss is a result of a credit loss. For impairment indicators due to credit loss factors, the Company establishes an allowance for credit losses with a charge to current period net income. See Note 5 for additional information regarding the credit losses for available-for-sale investments. As of March 31, 2022 and December 31, 2021, unrealized gains and losses from the Company’s available-for-sale investments were not material and the amortized cost approximated their fair value. For the three months ended March 31, 2022 and 2021, realized gains and losses on available-for-sale investments were not material.
The average remaining maturities of the Company’s short-term and long-term available-for-sale investments at March 31, 2022 were approximately six months and two years, respectively.
For the three months ended March 31, 2022 and 2021, the Company did not receive any proceeds from the sales of available-for-sale investments.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $19.9 million and $21.5 million as of March 31, 2022 and December 31, 2021, respectively, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. These private equity funds focus on making venture capital investments, principally by investing in equity securities of early and late stage privately-held corporations. The funds’ general partner shall determine the amount, timing and form (whether cash or in kind) of all distributions made by the funds. The Company may only transfer its investments in private equity fund interests subject to the general partner’s written consent and cannot trade its fund interests in established securities markets, secondary markets or equivalents thereof. The Company had no unfunded commitments as of March 31, 2022.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of $24.3 million and $24.4 million as of March 31, 2022 and December 31, 2021, respectively, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis and adjusts the carrying value accordingly.

Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$614,758	$614,758	$—	$—
Money market funds	76,878	76,878	—	—
Corporate securities	16,978	—	16,978	—
Government securities	18,076	—	18,076	—
Available-for-sale securities:
Corporate securities	24,302	—	23,802	500
Prepaid expenses and other current assets:
Foreign currency derivatives	4,978	—	4,978	—
Total assets	$755,970	$691,636	$63,834	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,741	—	1,741	—
Total liabilities	$1,741	$—	$1,741	$—

	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$425,650	$425,650	$—	$—
Money market funds	70,893	70,893	—	—
Corporate securities	17,450	—	17,450	—
Available-for-sale securities:
Corporate securities	27,940	—	27,440	500
Prepaid expenses and other current assets:
Foreign currency derivatives	741	—	741	—
Total assets	$542,674	$496,543	$45,631	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,531	—	1,531	—
Total liabilities	$1,531	$—	$1,531	$—
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
As of March 31, 2022, the fair values of the $750.0 million unsecured senior notes due March 1, 2030 (the “2030 Notes”), $750.0 million unsecured senior notes due December 1, 2027 (the “2027 Notes”), and $750.0 million 2026 Notes were determined based on inputs that are observable in the market (Level 2). Based on the closing trading price per $100 as of the last day of trading for the quarter ended March 31, 2022, the carrying value was as follows (in thousands):

	Fair Value	Carrying Value
2030 Notes	$744,210	$740,582
2027 Notes	$769,485	$744,930
2026 Notes	$727,965	$743,298
The Company also has variable debt instruments indexed to 1-Month LIBOR that resets monthly and the fair values of these instruments approximate the carrying value as of March 31, 2022. See Note 11 for more information on the Company's debt instruments.
8. STOCK-BASED COMPENSATION
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of March 31, 2022, the Company had three stock-based compensation plans with shares available for grant.
The Company is currently granting stock-based awards from its Second Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), which was amended at the Company's Annual Meeting of Stockholders on June 3, 2020. Pursuant to the June 2020 amendment, the maximum number of shares of common stock available for issuance under the 2014 Plan was increased to 51,300,000. In addition, the amendment extended the term of the 2014 Plan to June 3, 2030 and updated the vesting provisions from monthly to annual vesting for annual director awards, consistent with the Company's current compensation program for non-employee directors. As of March 31, 2022, there were 14,645,049 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans, including authorization under its 2014 Plan to grant stock-based awards covering 10,923,231 shares of common stock.
In connection with the Wrike acquisition, on February 26, 2021, the Company's Board of Directors adopted the 2021 Inducement Plan (the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of equity awards to induce highly-qualified prospective officers and employees to accept employment and to provide them with a proprietary interest in the Company. The Company is authorized to issue 320,000 shares of common stock for inducement awards under the 2021 Inducement Plan. As of March 31, 2022, there were 205,023 shares of common stock reserved for issuance pursuant to the 2021 Inducement Plan, including authorization under the 2021 Inducement Plan to grant stock-based awards covering 48,322 shares of common stock.
Effective February 26, 2021, the Company assumed the Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan (the “Wrangler Plan”) and the Wrike, Inc. Amended and Restated 2013 Stock Plan (the “Wrike Plan”). As of March 31, 2022, there were 673,160 shares of the Company’s common stock reserved and authorized for issuance under the terms of the Wrangler Plan, including authorization under the Wrangler Plan to grant stock-based awards covering 288,687 shares of common stock. As of March 31, 2022, there were 131,091 shares of the Company's common stock reserved and authorized for issuance under the terms of the Wrike Plan. All of the Wrike Plan awards are currently outstanding with no new shares available for issuance.

Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended March 31,
Income Statement Classifications	2022	2021
Cost of subscription, support and services	$3,540	$4,406
Research and development	33,528	31,127
Sales, marketing and services	22,764	28,342
General and administrative	19,576	22,987
Total	$79,408	$86,862
Non-vested Stock Units
Service-Based Stock Units
The Company awards senior level employees and certain other employees non-vested stock units granted under the 2014 Plan that vest based on service. These non-vested stock unit awards primarily vest 33.33% on each of the first, second and third anniversary subsequent to the grant date of the award. Each non-vested stock unit, upon vesting, represents the right to receive one share of the Company’s common stock. In addition, the Company awards non-vested stock units to all of its continuing non-employee directors, which represent the right to receive one share of the Company's common stock upon vesting. Awards granted to non-employee directors vest in full in one installment on the earlier of: (i) the first anniversary of the award date; or (ii) the day immediately prior to the Company’s next annual meeting of stockholders following the award date.
Unrecognized Compensation Related to Stock Units
As of March 31, 2022, the total number of non-vested stock units outstanding, including company performance awards and service-based awards was 3,960,195. As of March 31, 2022, there was $309.2 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost of the awards legally granted through March 31, 2022 is expected to be recognized over a weighted-average period of 1.41 years.
Company Performance Stock Units
The Company recorded stock-based compensation costs related to its company performance stock units of $12.0 million and $13.2 million for the three months ended March 31, 2022 and 2021 respectively.
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
The estimated weighted-average grant date fair value for the assumed stock options was $103.22 per share and total fair value of $54.3 million. For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation costs related to unvested assumed stock options of $2.5 million and $2.0 million, respectively. As of March 31, 2022, there was $6.8 million of total unrecognized compensation costs related to unvested assumed stock options to be recognized over a weighted-average period of 0.64 years. See Note 6 for detailed information on the Wrike acquisition.
Subsequent Event
On April 1, 2022, the Company awarded certain non-executive senior level employees and certain other employees, 581,341 non-vested stock units granted under the 2014 Plan that vest based on service and 23,165 non-vested stock units granted under the Wrangler Plan that also vest based on service. These non-vested stock unit awards vest 100% on the first anniversary of the grant date of the award, subject to continued employment through such date.
The April 1, 2022 awards were accounted for as stock-settled debt as of March 31, 2022 as the dollar value of the awards was approved before the grant date and constitutes a fixed dollar value of awards that will be settled in a variable number of non-vested stock units on their respective grant dates. Total unrecognized cost related to these awards as of March 31, 2022 was $59.9 million.

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The Company accounts for goodwill in accordance with the authoritative guidance, which requires that goodwill and certain intangible assets are not amortized, but are subject to an annual impairment test. The Company performed a qualitative assessment in connection with its annual goodwill impairment test in the fourth quarter of 2021. As a result of the qualitative analysis, a quantitative impairment test was not deemed necessary. There was no impairment of goodwill or indefinite lived intangible assets as a result of the annual impairment test analysis completed during the fourth quarter of 2021.
The following table presents the change in goodwill during the three months ended March 31, 2022 (in thousands):

	Balance at January 1, 2022	Additions	Other		Balance at March 31, 2022
Goodwill	$3,400,792	$—	$3,422	(1)	$3,404,214
(1) Amount relates to adjustments to the purchase price allocation associated with 2021 acquisition.
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
Intangible assets consist of the following (in thousands):

	March 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$1,051,764	$721,533	$1,049,406	$704,190
Other	664,791	268,935	664,791	249,714
Total	$1,716,555	$990,468	$1,714,197	$953,904
Amortization of product related intangible assets, which consists primarily of product related technologies and patents, was $17.3 million and $11.0 million for the three months ended March 31, 2022 and 2021, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and backlog was $19.2 million and $7.5 million for the three months ended March 31, 2022 and 2021, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of March 31, 2022 is as follows (in thousands):

Year ending December 31,
2022 (remaining nine months)	$110,890
2023	138,997
2024	131,135
2025	128,650
2026	127,079
Thereafter	89,336
Total	$726,087

10. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net revenues:
Workspace (1)	$634,558	$580,962
App Delivery and Security (2)	169,486	169,987
Professional services (3)	21,294	24,817
Total net revenues	$825,338	$775,766

(1)Workspace revenues are primarily comprised of sales from the Company’s application virtualization solutions, which include Citrix Workspace, Citrix Virtual Apps and Desktops, Citrix Content Collaboration, and Collaborative Work Management.
(2)App Delivery and Security revenues primarily include Citrix ADC.
(3)Professional services revenues are comprised of revenues from consulting services primarily related to the Company's perpetual offerings and product training and certification services.
Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Net revenues:
Americas	$463,225	$426,683
EMEA	287,459	277,799
APJ	74,654	71,284
Total net revenues	$825,338	$775,766
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

	Three Months Ended
	March 31,
	2022	2021
Subscription:
SaaS	$271,507	$171,081
Non-SaaS	192,130	171,048
Total Subscription revenue	$463,637	$342,129

11. DEBT
The components of the Company's debt were as follows (in thousands):

	March 31, 2022	December 31, 2021
2021 Term Loan Credit Agreement	$1,000,000	$1,000,000
Term Loan Credit Agreement	100,000	100,000
2026 Notes	750,000	750,000
2027 Notes	750,000	750,000
2030 Notes	750,000	750,000
Total face value	3,350,000	3,350,000
Less: unamortized discount	(6,035)	(6,276)
Less: unamortized issuance costs	(16,511)	(17,397)
Total debt	$3,327,454	$3,326,327
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
The 2021 Term Loan Credit Agreement includes a covenant limiting the Company’s consolidated leverage ratio to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fiscal quarter ending March 31, 2022, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The 2021 Term Loan Credit Agreement also includes a covenant limiting the Company’s consolidated interest coverage ratio to not less than 3.0:1.0. The 2021 Term Loan Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including, without limitation, payment defaults, cross-defaults, the occurrence of a change of control of the Company and bankruptcy-related defaults. The 2021 Lenders are entitled to accelerate repayment of the loans under the 2021 Term Loan Credit Agreement upon the occurrence of any of the events of default. In addition, the 2021 Term Loan Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the ability of the Company to grant liens, merge or consolidate, dispose of all or substantially all of its assets, change its business and incur subsidiary indebtedness, in each case subject to customary exceptions. The 2021 Term Loan Credit Agreement also contains representations and warranties customary for an unsecured financing of this type. The Company was in compliance with these covenants as of March 31, 2022.
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
On February 5, 2021, the Company entered into the first amendment to the Term Loan Credit Agreement, which amends, among other things, the covenant limiting the Company’s consolidated leverage ratio. After giving effect to the amendment, the covenant limiting the Company’s consolidated leverage ratio will be consistent with the covenant limiting the Company’s consolidated leverage ratio in the 2021 Term Loan Credit Agreement, and will be limited to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 under the 2021 Term Loan Credit Agreement (the “Leverage Ratio Step-Down”) to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Leverage Ratio Step-Down, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The Company was in compliance with all covenants as of March 31, 2022.
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
Credit Facility
On November 26, 2019, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with a group of financial institutions, which amends and restates the Company’s Credit Agreement, dated January 7, 2015. The Credit Agreement provides for a five-year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The credit facility bears interest at a rate equal to (a) either (i) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially was determined based on the Company’s consolidated leverage ratio. The Company made an election to base the applicable margin on the Company’s long-term debt rating as set forth in the Credit Agreement effective in the second quarter of 2021. In addition, the Company is required to pay a quarterly facility fee ranging from 0.11% to 0.20% of the aggregate revolving commitments under the credit facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA or long-term credit rating. As of March 31, 2022 and December 31, 2021, no amounts were outstanding under the credit facility.
On February 5, 2021, the Company entered into the first amendment to the Credit Agreement, which amends, among other things, the covenant limiting the Company’s consolidated leverage ratio. After giving effect to the amendment, the covenant limiting the Company’s consolidated leverage ratio will be consistent with the covenant limiting the Company’s consolidated leverage ratio in the 2021 Term Loan Credit Agreement, and will be limited to not more than 4.0:1.0, subject to a mandatory step-down after the fiscal quarter ending March 31, 2022 (or such earlier date as the Company may elect by written notice to Bank of America, N.A., in its capacity as administrative agent) under the 2021 Term Loan Credit Agreement (the “Leverage Ratio Step-Down”) to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Leverage Ratio Step-Down, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The Company was in compliance with all covenants as of March 31, 2022.
Bridge Facility and Take-Out Facility Commitment Letter
On January 16, 2021, the Company entered into a bridge facility and take-out facility commitment letter (the “Commitment Letter”) pursuant to which JPMorgan Chase Bank, N.A. (1) committed to provide a senior unsecured 364-day term loan facility in an aggregate principal amount of $1.45 billion to finance the cash consideration for the Wrike acquisition in the event that the permanent debt financing was not available on or prior to the Closing Date and (2) agreed to use commercially reasonable efforts to assemble a syndicate of lenders to provide the necessary commitments for the senior term loan facility. The commitments under the Commitment Letter were permanently reduced to zero on February 18, 2021, as a result of (i) the effectiveness of the 2021 Term Loan Credit Agreement and (ii) the completion of the issuance of the 2026 Notes. In connection with the Commitment Letter, the Company incurred $5.4 million in issuance costs that were expensed in the first quarter of 2021 and are included in Interest expense in the accompanying condensed statements of income.
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of March 31, 2022, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $1.2 million as of March 31, 2022. The total cumulative unrealized loss on cash flow derivative instruments was $0.6 million as of December 31, 2021. Unrealized gains and losses on cash flow derivatives are included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The net unrealized loss as of March 31, 2022 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2022		December 31, 2021		March 31, 2022		December 31, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$400	Prepaid expenses and other current assets	$694	Accrued expenses and other current liabilities	$1,714	Accrued expenses and other current liabilities	$1,358

	Asset Derivatives				Liability Derivatives
(In thousands)
	March 31, 2022		December 31, 2021		March 31, 2022		December 31, 2021
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$4,578	Prepaid expenses and other current assets	$47	Accrued expenses and other current liabilities	$27	Accrued expenses and other current liabilities	$173
The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended March 31,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Loss		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss
	2022	2021		2022	2021
Foreign currency forward contracts	$(642)	$(2,806)	Operating expenses	$(386)	$1,943
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended March 31,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2022	2021
Foreign currency forward contracts	Other (expense) income, net	$5,365	$13,096

Outstanding Foreign Currency Forward Contracts
As of March 31, 2022, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 12,700
British Pound Sterling	GBP 13,000
Canadian Dollar	CAD 3,450
Chinese Yuan Renminbi	CNY 19,000
Czech Koruna	CZK 17,300
Euro	EUR 6,636
Hong Kong Dollar	HKD 8,550
Indian Rupee	INR 337,000
Japanese Yen	JPY 1,234,000
Korean Won	KRW 357,000
Singapore Dollar	SGD 13,400
Swedish Krona	SEK 3,000
Swiss Franc	CHF 298,150
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
The Company’s effective tax rate was 18.1% and (10.9)% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate when comparing the three months ended March 31, 2022 to the three months ended March 31, 2021 was primarily due to tax items unique to the period ended March 31, 2021. These amounts included stock-based compensation deductions and a tax benefit related to a favorable foreign tax ruling in the period ended March 31, 2021.
The Company’s net unrecognized tax benefits totaled $104.4 million and $103.5 million as of March 31, 2022 and December 31, 2021, respectively. At March 31, 2022, $90.2 million included in the balance for tax positions would affect the annual effective tax rate if recognized. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of March 31, 2022, the Company has accrued $1.7 million for the payment of interest.
At March 31, 2022, the Company had $406.3 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
The Company and one or more of its subsidiaries are subject to U.S. federal income taxes in the United States, as well as income taxes of multiple state and foreign jurisdictions. The Company is currently under examination by the United States Internal Revenue Service for 2017 through 2020 tax years. With few exceptions, the Company is generally not subject to examination for state and local income tax, or in non-U.S. jurisdictions, by tax authorities for years prior to 2017.
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
14. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors has authorized an ongoing stock repurchase program. The objective of the Company’s stock repurchase program was to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At March 31, 2022, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased were recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from debt, as well as proceeds from employee stock awards and the related tax benefit. While the Merger Agreement is in effect, the Company is prohibited from repurchasing shares of its common stock, including under the stock repurchase program. See Note 18 for detailed information on the Merger Agreement.
During the three months ended March 31, 2022 and 2021, the Company made no open market purchases under the stock repurchase program.
Shares for Tax Withholding
During the three months ended March 31, 2022 and 2021, the Company withheld 427,382 and 335,347 shares respectively, from equity awards that vested. Amounts withheld to satisfy minimum tax withholding obligations that arose on the vesting of equity awards was $43.7 million and $46.7 million, respectively. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets.
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
On November 19, 2021, a putative securities class action complaint was filed in the United States District Court for the Southern District of Florida, naming the Company and certain of its current and former officers and directors as defendants. On April 22, 2022, an amended complaint was filed, naming the same defendants and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, based on allegedly false or misleading statements made between January 22, 2020, and October 6, 2021, regarding the Company’s transition from selling on-premise, perpetual licenses to cloud-based subscriptions. The amended complaint seeks, among other things, an award of compensatory damages and the plaintiffs’ reasonable costs and expenses, including attorneys’ fees, experts’ fees, and other costs and disbursements. The Company believes that it and the other defendants have meritorious defenses to these allegations; however, the Company is unable to currently determine the ultimate outcome of this matter or the potential exposure or loss, if any.
On January 22, 2022, a putative shareholder derivative complaint was filed in the United States District Court for the Southern District of Florida, naming the Company as a nominal defendant and certain of its current and former officers and directors as defendants. The complaint asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Sections 10(b), 14(a), 20(a), and 21D of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder. The complaint, which references the securities class action filed November 19, 2021, alleges that the defendants made or caused the Company to make false or misleading statements that failed to disclose that the Company was struggling to transition customers from an on-premise offering to a cloud-based subscription offering and that the Company failed to maintain adequate internal controls. The complaint also alleges that the defendants caused the Company to repurchase shares at inflated stock prices. The complaint seeks an award of damages and restitution to the Company as a result of the alleged violations, plaintiff's costs and disbursements, including reasonable attorneys' and experts' fees, costs and other expenses, as well as corporate governance enhancements. On March 10, 2022, the plaintiff filed a notice of voluntary dismissal of the complaint without prejudice as to all of the defendants. On March 11, 2022, the Court entered an order dismissing the putative shareholder derivative action without prejudice.
Merger Actions
In connection with the Merger Agreement, eleven complaints have been filed as individual actions in United States District Courts. Six complaints have been filed in the United States District Court for the Southern District of New York and are captioned Stein v. Citrix Systems, Inc., et al., 22-cv-1864 (filed March 4, 2022), O’Dell v. Citrix Systems, Inc., et al., 22-cv-1892 (filed March 4, 2022), Bell v. Citrix Systems, Inc., et al., 22-cv-1925 (filed March 7, 2022) (the “Bell Complaint”), Messiha v. Citrix Systems, Inc., et al., 22-cv-2094 (filed March 14, 2022), Rodriguez v. Citrix Systems, Inc., et al., 22-cv-2925 (filed April 8, 2022), and Finger v. Citrix Systems, Inc., et al., 22-cv-2976 (filed April 11, 2022). Three complaints have been filed in the United States District Court for the Eastern District of New York and are captioned Whitfield v. Citrix Systems, Inc., et al., 22-cv-01317 (filed March 10, 2022), Shumacher v. Citrix Systems, Inc., et al., 22-cv-1453 (filed March 16, 2022), and Lee v. Citrix Systems, Inc., et al., 22-cv-1504 (filed March 18, 2022). One complaint has been filed in the United States District Court for the Eastern District of Pennsylvania and is captioned Waterman v. Citrix Systems, Inc., et al., 22-cv-917 (filed March 10, 2022). One complaint has been filed in the United States District Court for the District of Delaware and is captioned Gould v. Citrix Systems, Inc., et al., 22-cv-359 (filed March 21, 2022) (the “Gould Complaint”). The foregoing complaints are referred to as the “Merger Actions.”
The Merger Actions generally allege that the definitive proxy statement filed by the Company on March 16, 2022 with respect to the special meeting of Citrix’s stockholders held on April 21, 2022 (the “Definitive Proxy Statement”) or the preliminary proxy statement filed by the Company with the SEC on March 3, 2022 misrepresent and/or omit certain purportedly material information relating to the Company’s financial projections, the analyses performed by the financial advisor to the Citrix Board of Directors in connection with the Merger, potential conflicts of interest of the Company’s officers and directors, and the events that led to the signing of the Merger Agreement. The Merger Actions assert violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder against all defendants (the Company, its Board of Directors and certain officers) and violations of Section 20(a) of the Exchange Act against Citrix’s directors and officers. The Bell Complaint also asserts a breach of fiduciary duty against the individual defendants. The Merger Actions seek, among other things, an injunction enjoining the consummation of the Merger, costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees, and other relief the court may deem just and proper.
On April 25, 2022, the Bell Complaint was voluntarily dismissed and on April 28, 2022, the Gould Complaint was voluntarily dismissed. The Company cannot predict the outcome of the remaining Merger Actions. The Company believes that the remaining Merger Actions are without merit, and Citrix and the individual defendants intend to vigorously defend against the remaining Merger Actions and any subsequently filed similar actions. If additional similar complaints are filed, absent new or significantly different allegations, the Company will not necessarily disclose such additional filings.
While the Company believes that the disclosures set forth in the Definitive Proxy Statement comply fully with all applicable law and denies the allegations in the pending Merger Actions described above, in order to moot plaintiffs’ disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to its stockholders, the Company made certain disclosures that supplement and revise those contained in the Definitive Proxy Statement (the “Supplemental Disclosures”). These Supplemental Disclosures were filed with the SEC in a Current Report on Form 8-K and under Schedule 14A. Nothing in the Supplemental Disclosures shall be deemed an admission of the legal merit, necessity or materiality under applicable laws of any of the disclosures set forth therein. To the contrary, the Company specifically denies all allegations in the Merger Actions described above that any additional disclosure was or is required or material.
Books and Records Demands
The Company has received demand letters pursuant to Section 220 of the Delaware General Corporation Law (“DGCL”) from stockholders seeking disclosure of certain of the Company's records relating to the Merger. The Company has responded to those demands, stating its belief that the demand letters fail to fully comply with the requirements of Section 220 of the DGCL. On April 20, 2022, two stockholders filed a complaint in the Delaware Chancery Court captioned Liebenthal, et al. v.

Citrix Systems, Inc., C.A. No. 2022-0349, seeking to compel inspection of books and records pursuant to Section 220 of the DGCL. The Company believes the claims are without merit and intends to vigorously defend against them.
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
Other Purchase Commitments
In May 2020, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, the Company is committed to a purchase of $1.00 billion throughout the term of the agreement. As of March 31, 2022, the Company had $825.8 million of remaining obligations under the purchase agreement.
In May 2021, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through May 2024. Under the amended agreement, the Company is committed to purchase services under this agreement totaling $100.0 million over the term, with commitments of $32.0 million in fiscal year beginning 2021, $24.0 million in fiscal year beginning 2022, $24.0 million in fiscal year beginning 2023 and $20.0 million at any time over the three-year term. As of March 31, 2022, the Company had $46.1 million of remaining obligations under the purchase agreement.
16. RESTRUCTURING
2021 Restructuring Program
On November 15, 2021, the Company announced the implementation of a restructuring program (the “2021 Restructuring Program”) intended to improve operational efficiency. The 2021 Restructuring Program includes, among other things, the elimination of full-time positions, termination of certain contracts, and asset impairments, primarily related to facilities consolidations. The Company currently expects to record in the aggregate approximately $153.0 million to $240.0 million in pre-tax restructuring and asset impairment charges associated with the 2021 Restructuring Program. Included in these pre-tax charges are approximately $67.0 million to $90.0 million related to employee severance arrangements, approximately $40.0 million to $75.0 million related to the impairment of ROU and other assets from the consolidation of facilities, approximately $20.0 million to $35.0 million in contract termination costs and approximately $26.0 million to $40.0 million related to the impairment of certain acquired intangible assets. See Note 9 for detailed information on intangible assets. The program is expected to be substantially completed over an estimated eighteen-month period.

Restructuring Charges
For the three months ended March 31, 2022, restructuring charges were comprised of the following (in thousands):

Three Months Ended
March 31,
2022
2021 Restructuring Program
Employee severance and related costs	$11,581
ROU asset impairment	3,397
Other asset impairment	3,100
Total 2021 Restructuring Program charges	$18,078
As of March 31, 2022, total charges incurred related to the 2021 Restructuring Program were $121.4 million.
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
In connection with the 2021 Restructuring Program the Company re-evaluated its real estate needs, resulting in a reduction of owned space and leased space, and the impairment of the associated ROU assets and property and equipment. During the three months ended March 31, 2022, these actions resulted in a restructuring charge of $6.5 million, comprised of noncash charges of $3.4 million related to the impairment of operating lease ROU assets, and property and equipment of $3.1 million. Due to the actions taken above, the Company tested the operating lease ROU assets and certain property and equipment for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, the Company determined that the undiscounted cash flows of the asset groups were below the carrying values, indicating impairment. The Company then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets.
Restructuring accruals
The activity in the Company’s restructuring accruals for the three months ended March 31, 2022 is summarized as follows (in thousands):

2021 Restructuring Program
Balance at January 1, 2022	$28,102
Employee severance and related costs	11,581
Payments	(23,479)
Balance at March 31, 2022	$16,204

17. STATEMENT OF CHANGES IN EQUITY
The following tables present the changes in total stockholders' equity during the three months ended March 31, 2022 and 2021 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	325,174	$325	$7,041,576	$5,100,624	$(2,896)	(200,313)	$(11,592,372)	$547,257
Shares issued under stock-based compensation plans	1,272	2	1,141	—	—	—	—	1,143
Stock-based compensation expense	—	—	78,098	—	—	—	—	78,098
Common stock issued under employee stock purchase plan	255	—	22,162	—	—	—	—	22,162
Restricted shares turned in for tax withholding	—	—	—	—	—	(427)	(43,688)	(43,688)
Other	—	—	(614)	614	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(645)	—	—	(645)
Net income	—	—	—	60,232	—	—	—	60,232
Balance at March 31, 2022	326,701	$327	$7,142,363	$5,161,470	$(3,541)	(200,740)	$(11,636,060)	$664,559

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	321,964	$322	$6,608,018	$4,984,333	$(3,649)	(199,443)	$(11,476,881)	$112,143
Shares issued under stock-based compensation plans	962	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	86,862	—	—	—	—	86,862
Common stock issued under employee stock purchase plan	228	—	25,757	—	—	—	—	25,757
Restricted shares turned in for tax withholding	—	—	—	—	—	(335)	(46,745)	(46,745)
Cash dividends declared and paid	—	—	—	(45,522)	—	—	—	(45,522)
Value of assumed equity awards related to pre-combination service	—	—	28,885	—	—	—	—	28,885
Other	—	—	2,537	(2,537)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(1,736)	—	—	(1,736)
Net income	—	—	—	90,048	—	—	—	90,048
Balance at March 31, 2021	323,154	$323	$6,752,058	$5,026,322	$(5,385)	(199,778)	$(11,523,626)	$249,692

18. PROPOSED MERGER TRANSACTION
On January 31, 2022, the Company entered into a Merger Agreement with Parent, Merger Sub and, for certain limited purposes detailed in the Merger Agreement, TIBCO, pursuant to which Merger Sub will merge with and into the Company, or the Merger, with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by an affiliate of Vista. Vista is partnering with Evergreen Coast Capital Corp., an affiliate of Elliott Investment Management L.P., to acquire all of the Company Common Stock for $104.00 per share in cash.
The Merger is conditioned upon, among other things, the approval of the Merger Agreement by the affirmative vote of holders of at least a majority of all outstanding shares of Company Common Stock (which was obtained at a Special Meeting of Stockholders held on April 21, 2022), the expiration of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which occurred on March 16, 2022), certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment screening laws, and other customary closing conditions. Subject to the satisfaction (or if applicable, waiver) of such conditions, the Merger is expected to close mid-year 2022.
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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
From time to time, information provided by us or statements made by our employees contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including, but not limited to, statements concerning our pending acquisition by affiliates of Vista Equity Partners and Evergreen Coast Capital Corp., our strategy and operational and growth initiatives, our expansion of cloud-based solutions (as opposed to traditional on-premise delivery of our products) and our efforts to transition our customers from on-premise to the cloud, including the pace of the transition, our transition to a subscription-based business model, changes in our product and service offerings and features, financial information and results of operations for future periods, revenue trends, the impacts of the novel coronavirus (COVID-19) pandemic and related market and economic conditions on our business, results of operations and financial condition, expectations regarding remote work, customer demand, seasonal factors or ordering patterns, stock-based compensation, international operations, investment transactions and valuations of investments and derivative instruments, restructuring charges, reinvestment or repatriation of foreign earnings, fluctuations in foreign exchange rates, tax estimates and other tax matters, liquidity, our debt, changes in accounting rules or guidance, acquisitions (including our acquisition of Wrike, Inc.), litigation matters, and the security of our network, products and services, constitute forward-looking statements and are made under the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are neither promises nor guarantees. Readers are directed to the risks and uncertainties identified in Part I, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021, for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Such factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by our management from time to time. Such factors, among others, could have a material adverse effect upon our business, results of operations and financial condition. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Pending Merger
On January 31, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Picard Parent, Inc. (“Parent”), Picard Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”) and, for certain limited purposes detailed in the Merger Agreement, TIBCO Software, Inc. (“TIBCO”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Vista Equity Partners (“Vista”). Vista is partnering with Evergreen Coast Capital Corp. (“Evergreen”), an affiliate of Elliott Investment Management L.P. (“Elliott”), to acquire all of the Company’s outstanding shares of common stock (the “Company Common Stock”) for $104.00 per share in cash. At a Special Meeting of Stockholders held on April 21, 2022, the Company's stockholders approved the Merger Agreement. The Merger is expected to close mid-year 2022, subject to customary closing conditions, including receipt of regulatory approvals.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
Impact of COVID-19 Pandemic
The COVID-19 pandemic did not have a significant impact on our results of operations for the three months ended March 31, 2022. However, we continue to monitor our supply chain for disruptions and evaluate steps to avoid future impacts that may arise from delays.
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
Cash from operations, accounts receivable and revenues could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. While the pandemic has not materially impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets which could adversely affect our liquidity and capital resources in the future.
Summary of Results
For the three months ended March 31, 2022 compared to the three months ended March 31, 2021, a summary of our results included:
•Total net revenue increased 6.4% to $825.3 million;
•Subscription revenue increased 35.5% to $463.6 million;
•SaaS revenue increased 58.7% to $271.5 million;
•Product and license revenue decreased 24.7% to $33.3 million;
•Support and services revenue decreased 15.7% to $328.4 million;
•Gross margin as a percentage of revenue increased from 81.5% to 82.8%;
•Operating income increased 4.2% to $96.2 million;
•Diluted net income per share decreased from $0.71 to $0.47;
•Deferred and unbilled revenue increased $222.0 million to $3.26 billion;
Also, operating cash flows increased $62.1 million to $274.9 million when comparing the three months ended March 31, 2022 to the three months ended March 31, 2021.
Our Subscription revenue increased primarily due to continued customer cloud adoption of our solutions delivered via the cloud and an increase in on-premise license demand, mostly from our App Delivery and Security offerings. Our Product and license revenue decreased primarily due to lower sales of our perpetual App Delivery and Security solutions as well as our perpetual Workspace solutions, as customers continue to shift toward our subscription offerings. The decrease in Support and services revenue was primarily due to decreased sales of maintenance services, primarily across our Workspace perpetual offerings, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition. The increase in gross margin as a percentage of revenue was not significant. The increase in operating income was primarily due to an increase in gross margin. The decrease in diluted net income per share was primarily due to an increase in income taxes due to the first quarter of 2021 including a tax benefit, as well as a decrease in recognized gains on our strategic investments.
2021 Business Combination
On February 26, 2021 (the “Closing Date”), we completed the acquisition of Wrangler Topco, LLC (“Wrangler”), the parent entity of Wrike, a leader in the SaaS collaborative work management space, for approximately $2.07 billion (the “Purchase Consideration”). The Purchase Consideration consists of a base purchase price of $2.25 billion and was subject to certain adjustments as provided for under the related Agreement and Plan of Merger dated January 16, 2021 (the “Wrike Agreement”). The addition of Wrike’s cloud-delivered capabilities was intended to expand our collaborative work management capabilities. Under the Wrike Agreement, we acquired all of the issued and outstanding equity securities of Wrangler. Wrike revenue is included in our Workspace product grouping.
We incurred $20.1 million of expenses related to the Wrike acquisition, of which $0.3 million and $15.5 million were expensed during the three months ended March 31, 2022 and 2021, respectively, and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
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
For more information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, or the Annual Report, and Note 2 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. There have been no material changes to the critical accounting policies disclosed in the Annual Report.

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands other than percentages):

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2022	2021	2022 vs. 2021
Revenues:
Subscription	$463,637	$342,129	35.5%
Product and license	33,297	44,235	(24.7)
Support and services	328,404	389,402	(15.7)
Total net revenues	825,338	775,766	6.4
Cost of net revenues:
Cost of subscription, support and services	107,026	110,745	(3.4)
Cost of product and license revenues	17,527	21,715	(19.3)
Amortization of product related intangible assets	17,343	11,009	57.5
Total cost of net revenues	141,896	143,469	(1.1)
Gross profit	683,442	632,297	8.1
Operating expenses:
Research and development	147,905	144,158	2.6
Sales, marketing and services	292,951	293,284	(0.1)
General and administrative	109,059	94,990	14.8
Amortization of other intangible assets	19,221	7,532	155.2
Restructuring	18,078	—	*
Total operating expenses	587,214	539,964	8.8
Income from operations	96,228	92,333	4.2
Interest income	442	321	37.7
Interest expense	(22,076)	(24,360)	(9.4)
Other (expense) income, net	(1,077)	12,896	(108.4)
Income before income taxes	73,517	81,190	(9.5)
Income tax expense (benefit)	13,285	(8,858)	(250.0)
Net income	$60,232	$90,048	(33.1)%
*Not meaningful

Revenues
We generate revenue from sales of our Subscription, Product and license and Support and services offerings.
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

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2022	2021	2022 vs. 2021
	(in thousands)
Subscription	$463,637	$342,129	$121,508
Product and license	33,297	44,235	(10,938)
Support and services	328,404	389,402	(60,998)
Total net revenues	$825,338	$775,766	$49,572

Subscription
Subscription revenue increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to continued customer adoption of our solutions delivered via the cloud of $100.4 million, primarily from our Workspace offerings, which includes the Wrike acquisition. There was also an increase in on-premise subscription license revenue of $21.1 million, primarily from our App Delivery and Security offerings, mainly from pooled capacity.
Product and license
Product and license revenue decreased when comparing the three months ended March 31, 2022 to the three months ended March 31, 2021 primarily from lower sales of our perpetual App Delivery and Security solutions of $6.2 million and perpetual Workspace offerings of $4.8 million, as customers continue to shift toward our subscription offerings.

Support and services
Support and services revenue decreased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decrease in sales of maintenance services across our Workspace perpetual offerings, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition.
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
The following table presents the amounts of deferred and unbilled revenue (in thousands):

	March 31, 2022	December 31, 2021	March 31, 2022 compared to December 31, 2021
Deferred revenue	$1,938,081	$2,037,593	$(99,512)
Unbilled revenue	1,324,105	1,300,048	24,057
Deferred revenues decreased $99.5 million as of March 31, 2022 compared to December 31, 2021 primarily due to decreases in deferred maintenance and support revenue of $63.6 million, mostly from Workspace perpetual software maintenance, and deferred subscription revenue of $35.9 million. Unbilled revenue remained consistent when comparing March 31, 2022 to December 31, 2021.
While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. Backlog includes the aggregate amounts we expect to recognize as point-in-time revenue in the following quarter associated with contractually committed amounts for on-premise subscription software licenses, as well as confirmed product license orders that have not shipped and are wholly unfulfilled. As of March 31, 2022, the amount of backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.
International Revenues
International revenues (sales outside the United States) accounted for 48.7% and 50.4% of our net revenues for the three months ended March 31, 2022 and 2021, respectively. The decrease in our international revenues as a percentage of our net revenues for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to a decrease in the EMEA region as it shifts away from perpetual licenses and related support offerings toward subscription offerings. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.

Cost of Net Revenues

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2022	2021	2022 vs. 2021
	(In thousands)
Cost of subscription, support and services revenues	$107,026	$110,745	$(3,719)
Cost of product and license revenues	17,527	21,715	(4,188)
Amortization of product related intangible assets	17,343	11,009	6,334
Total cost of net revenues	$141,896	$143,469	$(1,573)
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
Cost of subscription, support and services revenues decreased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to a decrease in the cost of providing our support and services offerings of $6.7 million, consistent with the related revenues, partially offset by an increase in the cost of providing our subscription offerings of $3.0 million, in line with related revenues.
Cost of product and license revenues decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 consistent with the decrease in related revenues.
Amortization of product related intangible assets increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to acquired intangible assets in connection with the Wrike acquisition.
Gross Margin
Gross margin as a percentage of revenue was 82.8% for the three months ended March 31, 2022, and 81.5% for the three months ended March 31, 2021. The change in gross margin as a percentage of revenue was not significant.
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
Research and Development Expenses

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2022	2021	2022 vs. 2021
	(In thousands)
Research and development	$147,905	$144,158	$3,747
Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to increases in stock-based compensation of $2.4 million and compensation and other employee-related costs of $2.2 million as a result of higher headcount, in part due to the Wrike acquisition, partially offset by decreases in professional fees of $1.1 million.
Sales, Marketing and Services Expenses

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2022	2021	2022 vs. 2021
	(In thousands)
Sales, marketing and services	$292,951	$293,284	$(333)
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
The decrease in Sales, marketing and services expenses during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to decreases in stock-based compensation of $5.6 million and compensation and other employee-related costs of $4.8 million. These decreases were partially offset by increases in variable compensation of $7.3 million and marketing programs of $5.9 million, primarily demand generation.
General and Administrative Expenses

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2022	2021	2022 vs. 2021
	(In thousands)
General and administrative	$109,059	$94,990	$14,069
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to increases in professional fees of $15.6 million, primarily for the pending merger transaction, credit loss expense of $11.3 million and compensation and other employee-related costs of $3.0 million. These increases were partially offset by a decrease of $15.5 million due to Wrike acquisition costs incurred in the first quarter of 2021.
Amortization of Other Intangible Assets

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2022	2021	2022 vs. 2021
	(In thousands)
Amortization of other intangible assets	$19,221	$7,532	$11,689
Amortization of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions.
Amortization of other intangible assets increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to acquired intangible assets in connection with the Wrike acquisition.

Restructuring Expenses

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2022	2021	2022 vs. 2021
	(In thousands)
Restructuring	$18,078	$—	$18,078
Restructuring expenses increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to the 2021 Restructuring Program, which resulted in increases in employee severance and related costs of $11.6 million, right-of-use asset impairments of $3.4 million, and other asset impairments of $3.1 million.
See Note 16 to our condensed consolidated financial statements for additional details regarding our restructuring programs.
Interest Expense

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2022	2021	2022 vs. 2021
	(In thousands)
Interest expense	$(22,076)	$(24,360)	$2,284
Interest expense primarily consists of interest paid on our 2026 Notes, 2027 Notes and 2030 Notes, 2021 Term Loan Credit Agreement, Term Loan Credit Agreement and our credit facility. Interest expense decreased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to financing costs incurred in the first quarter of 2021 in connection with the Wrike acquisition. See Note 11 to our condensed consolidated financial statements for additional details regarding our debt.
Other (expense) income, net

	Three Months Ended		Three Months Ended March 31,
	March 31,
	2022	2021	2022 vs. 2021
	(In thousands)
Other (expense) income, net	$(1,077)	$12,896	$(13,973)
Other (expense) income, net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions and non-designated hedges, sublease income, realized losses related to changes in the fair value of our investments that have a decline in fair value and recognized gains (losses) related to our investments.
The change in Other (expense) income, net during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily attributable to decreases in gains recognized on our strategic investment activities of $10.6 million and losses from the remeasurement of foreign currency transactions of $3.8 million.
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
Our effective tax rate was 18.1% and (10.9)% for the three months ended March 31, 2022 and 2021, respectively. The increase in the effective tax rate when comparing the three months ended March 31, 2022 to the three months ended March 31, 2021, was primarily due to tax items unique to the period ended March 31, 2021. These amounts included stock-based compensation deductions and a tax benefit related to a favorable foreign tax ruling in the period ended March 31, 2021.
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
Liquidity and Capital Resources
Cash, Cash Equivalents and Investments

	March 31, 2022	December 31, 2021	March 31, 2022 compared to December 31, 2021
	(In thousands)
Cash, cash equivalents and investments	$750,992	$541,933	$209,059
Our principal sources of liquidity are our cash, cash equivalents and investments. The increase in Cash, cash equivalents and investments when comparing March 31, 2022 to December 31, 2021, is primarily due to cash provided by operating activities of $274.9 million, partially offset by cash paid for tax withholding on vested stock awards of $43.7 million and purchases of property and equipment of $18.8 million.
As of March 31, 2022, $544.7 million of the $751.0 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. The Cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Cash Flow Activities
During the three months ended March 31, 2022, we generated operating cash flows of $274.9 million. These operating cash flows related primarily to net income of $60.2 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $84.6 million, stock-based compensation expense of $79.4 million, and a change in operating assets and liabilities, net of acquisitions of $33.1 million. The change in our operating assets and liabilities, net of acquisitions was primarily the result of inflows from accounts receivable of $274.6 million, primarily due to collections from prior period sales. These inflows were partially offset by outflows from deferred revenue of $99.5 million, outflows from accrued expenses and other current liabilities of $82.9 million, mostly from decreases in employee-related accruals. Also contributing to the change in operating assets and liabilities, net of acquisitions were outflows from accounts payable of $29.9 million, primarily due to the timing of payments, and outflows from other assets of $21.2 million, primarily due to an increase in capitalized commissions. Our investing activities used $17.3 million of cash consisting primarily of cash paid for the purchase of property and equipment of $18.8 million, partially offset by net proceeds from investments of $4.1 million. Our financing activities used cash of $42.5 million, primarily due to cash paid for tax withholding on vested stock awards.
During the three months ended March 31, 2021, we generated operating cash flows of $212.9 million. These operating cash flows related primarily to net income of $90.0 million, adjusted for, among other things, non-cash charges, including stock-based compensation expense of $86.9 million, depreciation and amortization expenses of $63.9 million and a change in operating assets and liabilities, net of acquisitions of $38.8 million. The change in our operating assets and liabilities, net of acquisitions, was mostly the result of an inflow from accounts receivable of $302.8 million primarily due to collections from prior period sales. These inflows were partially offset by outflows in accrued expenses and other current liabilities of $190.8 million, mostly from employee-related accruals of $133.6 million and payments on other accruals of $27.1 million, primarily from acquisition-related costs. Also contributing to operating outflows were changes in deferred revenue of $92.1 million, income taxes, net of $38.0 million, primarily due to an increase in prepaid taxes, and other assets of $27.5 million, primarily due to an increase in capitalized commissions. Our investing activities used $1.94 billion of cash consisting primarily of cash paid for the Wrike acquisition, net of cash acquired of $2.02 billion and cash paid for the purchase of property and equipment of $23.9 million, partially offset by net proceeds from investments of $107.0 million. Our financing activities provided cash of $1.46 billion, primarily net proceeds from the 2021 Term Loan of $997.9 million and 2026 Notes of $741.4 million, partially offset by the repayment of Wrike acquired debt of $190.0 million, cash dividends on our common stock of $45.5 million and cash paid for tax withholding on vested stock awards of $42.3 million.

Historically, significant portions of our cash inflows were generated by our operations. We currently expect this trend to continue for the remainder of 2022. Our 2022 operating cash flows could be impacted due to incremental cash outlays related to the 2021 Restructuring Program and expected transaction costs related to the pending Merger. We believe that our existing cash and investments together with cash flows expected from operations will be sufficient to meet expected operating and capital expenditure requirements and service our debt obligations for the next 12 months.
Term Loan Credit Agreements
On February 5, 2021, we entered into the 2021 Term Loan Credit Agreement, consisting of a $1.00 billion 2021 Term Loan. We borrowed $1.00 billion on February 26, 2021 under the 2021 Term Loan, and the loan matures on February 26, 2024. The proceeds under the 2021 Term Loan were used to finance a portion of the purchase price for the Wrike acquisition.
On January 21, 2020, we entered into a $1.00 billion Term Loan Credit Agreement, consisting of a $500.0 million 364-day Term Loan facility (the “364-day Term Loan”), and a $500.0 million 3-year Term Loan facility (the “3-year Term Loan”). As of March 31, 2022, $100.0 million was outstanding under the 3-year Term Loan. These amounts are due in January 2023 and included in Short-term debt in the accompanying condensed consolidated balance sheet.
Senior Notes
On February 18, 2021, we issued $750.0 million of unsecured senior notes due March 1, 2026 (the “2026 Notes”). The 2026 Notes accrue interest at a rate of 1.250% per annum, which is due semi-annually on March 1 and September 1 of each year beginning on September 1, 2021. The net proceeds from this offering were $741.4 million. The net proceeds from the 2026 Notes were used to fund a portion of the purchase price for the Wrike acquisition.
Credit Facility
On November 26, 2019, we entered into a $250.0 million five-year unsecured revolving credit facility under an amended and restated credit agreement (the "Credit Agreement"). We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. As of March 31, 2022, no amounts were outstanding under the credit facility.
See Note 11 to our condensed consolidated financial statements for additional details regarding our debt.
Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program. The objective of the stock repurchase program was to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At March 31, 2022, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased were recorded as treasury stock. While the Merger Agreement is in effect, we are prohibited from repurchasing shares of our common stock, including under the stock repurchase program.
During the three months ended March 31, 2022, we did not have any open market purchases under the stock repurchase program.
See Note 14 to our condensed consolidated financial statements for additional details on our share repurchase program.
Shares for Tax Withholding
During the three months ended March 31, 2022, we withheld 427,382 shares from equity awards that vested, totaling $43.7 million to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets.
Other Purchase Commitments
In May 2020, we entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, we are committed to a purchase of $1.00 billion throughout the term of the agreement. As of March 31, 2022, we had $825.8 million of remaining obligations under the purchase agreement.
In May 2021, we entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through May 2024. Under the amended agreement, we are committed to purchase services under this agreement totaling $100.0 million over the term, with commitments of $32.0 million in fiscal year beginning 2021,

$24.0 million in fiscal year beginning 2022, $24.0 million in fiscal year beginning 2023 and $20.0 million at any time over the three-year term. As of March 31, 2022, we had $46.1 million of remaining obligations under the purchase agreement.
Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our contractual obligations since December 31, 2021. For further information, see “Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Off-Balance Sheet Arrangements
We do not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended March 31, 2022 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 31, 2022, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
Information with respect to this item may be found in Note 15, "Commitments and Contingencies-Legal Matters", to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
ITEM 1A.RISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 16, 2022.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors authorized a stock repurchase program. The objective of our stock repurchase program was to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At March 31, 2022, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. While the Merger Agreement is in effect, we are prohibited from repurchasing shares of our common stock, including under the stock repurchase program. All shares repurchased were recorded as treasury stock.
The following table shows the monthly activity related to our repurchases of common stock for the quarter ended March 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands) (2)
January 1, 2022 through January 31, 2022	14,824	$96.93	—	$625,561
February 1, 2022 through February 28, 2022	190,886	$102.36	—	$625,561
March 1, 2022 through March 31, 2022	221,672	$102.46	—	$625,561
Total	427,382	$102.22	—	$625,561
(1)The total number of shares purchased are shares withheld from restricted stock units that vested in the first quarter of 2022 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
(2)Shares withheld from restricted stock units that vested to satisfy minimum tax withholding obligations that arose on the vesting of awards do not deplete the dollar amount available for purchases under the repurchase program.
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION
As previously reported in a Current Report on Form 8-K filed by the Company with the SEC on February 23, 2022, Jason Smith was appointed as Executive Vice President and Chief Financial Officer of the Company, effective February 21, 2022. On May 5, 2022, the Company entered into an Amended and Restated Executive Agreement with Mr. Smith (the “Agreement”). The amendments to the Agreement include (i) an increase in Mr. Smith’s annual base salary to $600,000, (ii) an increase in his target annual variable cash compensation opportunity to 100% of his base salary, (iii) the amount of his cash severance in the event of a termination of his employment under certain circumstances described in the Agreement being set at $750,000, (iv) the accelerated vesting of his outstanding equity awards upon a change in control, and (v) certain limitations on his ability to terminate his employment for “good reason” prior to December 31, 2022. The foregoing description of the Agreement does purport to be complete and is qualified in its entirety by reference to the Agreement which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

ITEM 6.EXHIBITS
(a)List of exhibits

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated January 31, 2022, by and between Citrix Systems, Inc., Picard Parent, Inc., Picard Merger Sub, Inc. and TIBCO Software, Inc (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 31, 2022).

10.1†	Separation Agreement and Release, dated February 28, 2022, between the Company and David J. Henshall.

10.2†	Separation Agreement and Release, dated March 14, 2022, between the Company and Arlen Shenkman.

10.3†	Amended and Restated Executive Agreement, dated May 5, 2022, between the Company and Jason Smith.

31.1†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer

31.2†	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer

32.1††	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

†	Filed herewith.
††	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of May, 2022.

CITRIX SYSTEMS, INC.

By:	/s/ JASON A. SMITH
Jason A. Smith
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)