Form 10-Q
period 2022-06-30
CITRIX SYSTEMS INC
filed 2022-07-26
CIK 877890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No   ☒
As of July 18, 2022, there were 126,885,081 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

CITRIX SYSTEMS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2022

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Derived from audited financial statements)
	(In thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$865,597	$513,993
Short-term investments, available-for-sale	7,202	13,186
Accounts receivable, net of allowances of $42,734 and $33,279 at June 30, 2022 and December 31, 2021, respectively	696,836	885,311
Inventories, net	24,911	23,158
Prepaid expenses and other current assets	303,289	283,337
Total current assets	1,897,835	1,718,985
Long-term investments, available-for-sale	—	14,754
Property and equipment, net	207,082	219,031
Operating lease right-of-use assets, net	132,638	154,685
Goodwill	3,404,214	3,400,792
Other intangible assets, net	691,254	760,293
Deferred tax assets, net	398,538	417,016
Other assets	279,538	289,961
Total assets	$7,011,099	$6,975,517
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$146,746	$165,250
Accrued expenses and other current liabilities	354,954	444,767
Income taxes payable	88,353	35,996
Short-term debt	99,966	—
Current portion of deferred revenues	1,617,254	1,708,058
Total current liabilities	2,307,273	2,354,071
Long-term portion of deferred revenues	311,584	329,535
Long-term debt	3,228,617	3,326,327
Long-term income taxes payable	153,587	204,782
Operating lease liabilities	138,288	166,014
Other liabilities	47,394	47,531
Commitments and contingencies
Stockholders' equity:
Preferred stock at $.01 par value: 5,000 shares authorized, none issued and outstanding	—	—
Common stock at $.001 par value: 1,000,000 shares authorized; 327,925 and 325,174 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	328	325
Additional paid-in capital	7,224,119	7,041,576
Retained earnings	5,276,925	5,100,624
Accumulated other comprehensive loss	(5,776)	(2,896)
	12,495,596	12,139,629
Less - common stock in treasury, at cost (201,087 and 200,313 shares at June 30, 2022 and December 31, 2021, respectively)	(11,671,240)	(11,592,372)
Total stockholders' equity	824,356	547,257
Total liabilities and stockholders' equity	$7,011,099	$6,975,517
See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share information)
Revenues:
Subscription	$509,595	$374,271	$973,232	$716,400
Product and license	34,302	58,683	67,599	102,918
Support and services	315,625	379,157	644,029	768,559
Total net revenues	859,522	812,111	1,684,860	1,587,877
Cost of net revenues:
Cost of subscription, support and services	112,590	116,027	219,616	226,772
Cost of product and license revenues	25,861	25,160	43,388	46,875
Amortization of product related intangible assets	17,471	20,119	34,814	31,128
Total cost of net revenues	155,922	161,306	297,818	304,775
Gross profit	703,600	650,805	1,387,042	1,283,102
Operating expenses:
Research and development	137,166	146,179	285,071	290,337
Sales, marketing and services	274,432	306,920	567,383	600,204
General and administrative	90,256	93,594	199,315	188,584
Amortization of other intangible assets	19,434	19,435	38,655	26,967
Restructuring	9,023	—	27,101	—
Total operating expenses	530,311	566,128	1,117,525	1,106,092
Income from operations	173,289	84,677	269,517	177,010
Interest income	941	272	1,383	593
Interest expense	(23,849)	(22,905)	(45,925)	(47,265)
Other (expense) income, net	(3,817)	6,635	(4,894)	19,531
Income before income taxes	146,564	68,679	220,081	149,869
Income tax expense (benefit)	31,107	5,913	44,392	(2,945)
Net income	$115,457	$62,766	$175,689	$152,814
Earnings per share:
Basic	$0.91	$0.51	$1.39	$1.24
Diluted	$0.90	$0.50	$1.38	$1.21
Weighted average shares outstanding:
Basic	126,735	124,230	126,120	123,580
Diluted	127,832	126,003	127,757	126,019

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$115,457	$62,766	$175,689	$152,814
Other comprehensive income:
Available for sale securities:
Change in net unrealized (losses) gains	(409)	—	(412)	20
Less: reclassification adjustment for net losses included in net income	415	—	415	—
Net change (net of tax effect)	6	—	3	20

Gain on pension liability	—	—	—	1,050

Cash flow hedges:
Change in unrealized (losses) gains	(2,967)	128	(3,995)	(735)
Less: reclassification adjustment for net losses (gains) included in net income	726	(758)	1,112	(2,701)
Net change (net of tax effect)	(2,241)	(630)	(2,883)	(3,436)
Other comprehensive loss	(2,235)	(630)	(2,880)	(2,366)
Comprehensive income	$113,222	$62,136	$172,809	$150,448

See accompanying notes.

CITRIX SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Operating Activities
Net income	$175,689	$152,814
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and impairment of intangible assets	73,469	58,094
Depreciation and amortization of property and equipment	32,130	29,923
Amortization of debt discount and transaction costs	2,337	7,486
Amortization of deferred costs	43,732	37,175
Amortization of operating lease right-of-use assets	21,134	25,666
Stock-based compensation expense	145,435	168,793
Deferred income tax expense	114	8,202
Effects of exchange rate changes on monetary assets and liabilities denominated in foreign currencies	24,764	7,944
Other non-cash items	21,292	(18,925)
Total adjustments to reconcile net income to net cash provided by operating activities	364,407	324,358
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	174,614	207,883
Inventories	(1,901)	(2,006)
Prepaid expenses and other current assets	(7,312)	(22,928)
Other assets	(39,071)	(44,911)
Income taxes, net	(15,895)	(70,990)
Accounts payable	(15,882)	44,459
Accrued expenses and other current liabilities	(79,092)	(188,413)
Deferred revenues	(108,755)	(43,869)
Other liabilities	(411)	243
Total changes in operating assets and liabilities, net of the effects of acquisitions	(93,705)	(120,532)
Net cash provided by operating activities	446,391	356,640
Investing Activities
Purchases of available-for-sale investments	(2,032)	(12,151)
Proceeds from sales of available-for-sale investments	12,983	—
Proceeds from maturities of available-for-sale investments	9,371	119,771
Purchases of property and equipment	(33,465)	(44,876)
Cash paid for acquisitions, net of cash acquired	—	(2,022,304)
Cash paid for licensing agreements, patents and technology	(4,715)	(4,417)
Other	10,979	6,479
Net cash used in investing activities	(6,879)	(1,957,498)
Financing Activities
Proceeds from issuance of common stock under stock-based compensation plan	1,953	20
Proceeds from term loan credit agreement, net of issuance costs	—	997,947
Proceeds from senior notes, net of issuance costs	—	741,393
Repayment of acquired debt	—	(190,000)
Cash paid for tax withholding on vested stock awards	(78,868)	(101,718)
Cash paid for dividends	—	(91,481)
Other	—	(5,438)
Net cash (used in) provided by financing activities	(76,915)	1,350,723
Effect of exchange rate changes on cash and cash equivalents	(10,993)	(1,648)
Change in cash and cash equivalents	351,604	(251,783)
Cash and cash equivalents at beginning of period	513,993	752,895
Cash and cash equivalents at end of period	$865,597	$501,112
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
Pending Merger
On January 31, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Picard Parent, Inc. (“Parent”), Picard Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”) and, for certain limited purposes detailed in the Merger Agreement, TIBCO Software, Inc. (“TIBCO”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Vista Equity Partners (“Vista”). Vista is partnering with Evergreen Coast Capital Corp. (“Evergreen”), an affiliate of Elliott Investment Management L.P. (“Elliott”), to acquire all of the Company’s outstanding shares of common stock (the “Company Common Stock”) for $104.00 per share in cash. At a Special Meeting of Stockholders held on April 21, 2022, the Company's stockholders approved the Merger Agreement. The Merger is currently expected to close during the third quarter of 2022, subject to customary closing conditions, including receipt of final regulatory approvals. See Note 18 for more information on the pending merger transaction.
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
Available-for-sale Investments
Short-term and long-term available-for-sale investments in debt securities as of June 30, 2022 and December 31, 2021 primarily consist of corporate securities. Investments classified as available-for-sale debt securities are stated at fair value, with unrealized gains and losses, net of taxes, reported in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The Company classifies its available-for-sale investments as current and non-current based on their actual remaining time to maturity. The Company does not recognize unrealized changes in the fair value of its available-for-sale debt securities in income unless a security is deemed to be impaired.
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
Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service (the “Service”) which uses quoted market prices for identical or comparable instruments rather than direct observations of quoted prices in active markets. The Service applies a four-level hierarchical pricing methodology to all of the Company’s fixed income securities based on the circumstances. The hierarchy starts with the highest priority pricing source, then subsequently uses inputs obtained from other third-party sources and large custodial institutions. The Service’s providers utilize a variety of inputs to determine their quoted prices. These inputs may include interest rates, known historical trades, yield curve information, benchmark data, prepayment speeds, credit quality and broker/dealer quotes. Substantially all of the Company’s available-for-sale investments are valued utilizing inputs obtained from the Service and accordingly are categorized as Level 2. The Company periodically independently assesses the pricing obtained from the Service and historically has not adjusted the Service’s pricing as a result of this assessment. Available-for-sale securities are included in Level 3 when relevant observable inputs for a security are not available.
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
Sales tax
The Company records revenue net of sales tax.

Timing of revenue recognition

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Products and services transferred at a point in time	$149,418	$142,835	$272,822	$284,634
Products and services transferred over time	710,104	669,276	1,412,038	1,303,243
Total net revenues	$859,522	$812,111	$1,684,860	$1,587,877
Contract balances
The Company's short-term and long-term contract assets, net of allowance for credit losses, were $51.8 million and $40.7 million, respectively, as of June 30, 2022, and $46.6 million and $40.5 million, respectively, as of December 31, 2021, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. The Current portion of deferred revenues and the Long-term portion of deferred revenues were $1.62 billion and $311.6 million, respectively, as of June 30, 2022 and $1.71 billion and $329.5 million, respectively, as of December 31, 2021. The difference in the opening and closing balances of the Company’s contract assets and liabilities primarily results from the timing difference between the Company’s performance, and the Company’s right to consideration or the customer’s payment. During the three and six months ended June 30, 2022, the Company recognized $605.3 million and $1.07 billion, respectively, of revenue that was included in the deferred revenue balance as of March 31, 2022 and December 31, 2021, respectively.
The Company performs its obligations under a contract with a customer by transferring solutions and services in exchange for consideration from the customer. Accounts receivable are recorded when the right to consideration becomes unconditional. The timing of the Company’s performance differs from the timing of the Company’s right to consideration or the customer’s payment, which results in the recognition of a contract asset or a contract liability. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The Company recognizes a contract liability when it has received consideration or an amount of consideration is due from the customer and the Company has a future obligation to transfer products or services. The Company had no material asset impairment charges related to contract assets for either the three and six months ended June 30, 2022 and 2021, respectively.
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

	<1-3 years	3-5 years	5 years or more	Total
Subscription	$2,209,673	$91,926	$1,765	$2,303,364
Support and services	994,351	18,693	498	1,013,542
Total net revenues	$3,204,024	$110,619	$2,263	$3,316,906
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
For the three and six months ended June 30, 2022, the Company recorded amortization of capitalized contract acquisition costs of $22.0 million and $43.7 million, respectively, and for the three and six months ended June 30, 2021, the Company recorded amortization of capitalized contract acquisition costs of $18.9 million and $37.2 million, respectively, which are recorded in Sales, marketing and services expense in the accompanying condensed consolidated statements of income. The Company's short-term and long-term contract acquisition costs were $85.4 million and $145.8 million, respectively, as of June 30, 2022, and $82.4 million and $144.2 million, respectively, as of December 31, 2021, and are included in Prepaid expenses and other current assets and Other assets, respectively, in the accompanying condensed consolidated balance sheets. There were no impairment losses in relation to costs capitalized during the three and six months ended June 30, 2022 and 2021, respectively.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income	$115,457	$62,766	$175,689	$152,814
Denominator:
Denominator for basic earnings per share - weighted-average shares outstanding	126,735	124,230	126,120	123,580
Effect of dilutive employee stock awards	1,097	1,773	1,637	2,439
Denominator for diluted earnings per share - weighted-average shares outstanding	127,832	126,003	127,757	126,019

Basic earnings per share	$0.91	$0.51	$1.39	$1.24

Diluted earnings per share	$0.90	$0.50	$1.38	$1.21
For the three and six months ended June 30, 2022, anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were 1.3 million shares and 1.4 million shares, respectively. For the three and six months ended June 30, 2021, anti-dilutive stock-based awards excluded from the calculations of diluted earnings per share were 3.3 million shares and 2.0 million shares, respectively.
5. CREDIT LOSSES
The Company is exposed to credit losses primarily through its accounts receivable, investments in available-for-sale debt securities, and contract assets. See Note 3 for additional information related to the Company's contract assets.

Accounts receivable, net
The Company's accounts receivable consist of the following (in thousands):

June 30, 2022
Accounts receivable, gross	$739,570
Less: allowance for returns	(12,495)
Less: allowance for credit losses	(30,239)
Accounts receivable, net	$696,836
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
The activity in the Company's allowance for credit losses for the six months ended June 30, 2022 is summarized as follows (in thousands):

Total
Balance of allowance for credit losses at January 1, 2022	$20,737
Current period provision (reversal) for expected losses	10,575
Write-offs charged against allowance	(1,073)
Balance of allowance for credit losses at June 30, 2022	$30,239
As of June 30, 2022, one distributor accounted for 10% of the Company's total gross accounts receivable.
Available-for-sale Investments
The Company did not have any credit loss expense recorded related to available-for-sale debt securities for the three and six months ended June 30, 2022 and 2021, respectively.
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

The Company incurred $20.4 million of expenses related to the Wrike acquisition, of which $0.3 million and $0.6 million were expensed during the three and six months ended June 30, 2022, respectively, and $0.3 million and $15.8 million were expensed during the three and six months ended June 30, 2021, respectively, and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
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
7. INVESTMENTS AND FAIR VALUE MEASUREMENTS
Investments
Available-for-sale Investments
The Company's short-term available-for-sale debt investments are measured to fair value on a recurring basis. Unrealized gains and losses related to the Company’s short-term investments are recorded in Other comprehensive loss and are generally due to interest rate fluctuations. The securities that are in an unrealized loss position are reviewed on an individual basis in order to evaluate if all or a portion of the unrealized loss is a result of a credit loss. For impairment indicators due to credit loss factors, the Company establishes an allowance for credit losses with a charge to current period net income. See Note 5 for additional information regarding the credit losses for available-for-sale investments. As of June 30, 2022 and December 31, 2021, unrealized gains and losses from the Company’s available-for-sale investments were not material and the amortized cost approximated their fair value. For the three and six months ended June 30, 2022 and 2021, realized gains and losses on available-for-sale investments were not material.
The average remaining maturities of the Company’s short-term available-for-sale investments at June 30, 2022 were approximately five months. As of June 30, 2022, the Company does not hold long-term available-for-sale investments.
For the three and six months ended June 30, 2022, the Company received $13.0 million from the sales of available-for-sale investments. For the three and six months ended June 30, 2021, the Company did not receive any proceeds from the sales of available-for-sale investments.
Equity Securities Accounted for at Net Asset Value
The Company held equity interests in certain private equity funds of $16.6 million and $21.5 million as of June 30, 2022 and December 31, 2021, respectively, which are accounted for under the net asset value practical expedient. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The net asset value of these investments is determined using quarterly capital statements from the funds, which are based on the Company’s contributions to the funds, allocation of profit and loss and changes in fair value of the underlying fund investments. These private equity funds focus on making venture capital investments, principally by investing in equity securities of early and late stage privately-held corporations. The funds’ general partner shall determine the amount, timing and form (whether cash or in kind) of all distributions made by the funds. The Company may only transfer its investments in private equity fund interests subject to the general partner’s written consent and cannot trade its fund interests in established securities markets, secondary markets or equivalents thereof. The Company had no unfunded commitments as of June 30, 2022.
Equity Securities without Readily Determinable Fair Values
The Company held direct investments in privately-held companies of $24.3 million and $24.4 million as of June 30, 2022 and December 31, 2021, respectively, which are accounted for at cost, less impairment plus or minus adjustments resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer. These investments are included in Other assets in the accompanying condensed consolidated balance sheets. The Company periodically reviews these investments for impairment and observable price changes on a quarterly basis and adjusts the carrying value accordingly.

Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	As of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$453,260	$453,260	$—	$—
Money market funds	412,337	412,337	—	—
Available-for-sale securities:
Corporate securities	7,202	—	6,702	500
Prepaid expenses and other current assets:
Foreign currency derivatives	13,745	—	13,745	—
Total assets	$886,544	$865,597	$20,447	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	4,014	—	4,014	—
Total liabilities	$4,014	$—	$4,014	$—

	As of December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Cash and cash equivalents:
Cash	$425,650	$425,650	$—	$—
Money market funds	70,893	70,893	—	—
Corporate securities	17,450	—	17,450	—
Available-for-sale securities:
Corporate securities	27,940	—	27,440	500
Prepaid expenses and other current assets:
Foreign currency derivatives	741	—	741	—
Total assets	$542,674	$496,543	$45,631	$500
Accrued expenses and other current liabilities:
Foreign currency derivatives	1,531	—	1,531	—
Total liabilities	$1,531	$—	$1,531	$—
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

As of June 30, 2022, the fair values of the $750.0 million unsecured senior notes due March 1, 2030 (the “2030 Notes”), $750.0 million unsecured senior notes due December 1, 2027 (the “2027 Notes”), $750.0 million 2026 Notes, $1.00 billion term loan credit agreement entered into in 2021 (the “2021 Term Loan Credit Agreement”) and $100 million term loan credit agreement entered into in 2020 (“Term Loan Credit Agreement”) were determined based on inputs that are observable in the market (Level 2). Based on the closing trading price per $100 as of the last day of trading for the quarter ended June 30, 2022, the carrying value was as follows (in thousands):

	Fair Value	Carrying Value
2030 Notes	$732,923	$740,878
2027 Notes	$739,958	$745,153
2026 Notes	$725,108	$743,724
2021 Term Loan Credit Agreement	$948,130	$998,863
Term Loan Credit Agreement	$99,625	$99,965
See Note 11 for more information on the Company's debt instruments.
8. STOCK-BASED COMPENSATION
Plans
The Company’s stock-based compensation program is a long-term retention program that is intended to attract and reward talented employees and align stockholder and employee interests. As of June 30, 2022, the Company had three stock-based compensation plans with shares available for grant.
The Company is currently granting stock-based awards from its Second Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”), which was amended at the Company's Annual Meeting of Stockholders on June 3, 2020. Pursuant to the June 2020 amendment, the maximum number of shares of common stock available for issuance under the 2014 Plan was increased to 51,300,000. In addition, the amendment extended the term of the 2014 Plan to June 3, 2030 and updated the vesting provisions from monthly to annual vesting for annual director awards, consistent with the Company's current compensation program for non-employee directors. As of June 30, 2022, there were 13,651,187 shares of common stock reserved for issuance pursuant to the Company’s stock-based compensation plans, including authorization under its 2014 Plan to grant stock-based awards covering 10,268,094 shares of common stock.
In connection with the Wrike acquisition, on February 26, 2021, the Company's Board of Directors adopted the 2021 Inducement Plan (the “2021 Inducement Plan”). The 2021 Inducement Plan provides for the grant of equity awards to induce highly-qualified prospective officers and employees to accept employment and to provide them with a proprietary interest in the Company. The Company is authorized to issue 320,000 shares of common stock for inducement awards under the 2021 Inducement Plan. As of June 30, 2022, there were 144,998 shares of common stock reserved for issuance pursuant to the 2021 Inducement Plan, including authorization under the 2021 Inducement Plan to grant stock-based awards covering 48,322 shares of common stock.
Effective February 26, 2021, the Company assumed the Wrangler Topco, LLC Second Amended and Restated 2018 Equity Incentive Plan (the “Wrangler Plan”) and the Wrike, Inc. Amended and Restated 2013 Stock Plan (the “Wrike Plan”). As of June 30, 2022, there were 655,257 shares of the Company’s common stock reserved and authorized for issuance under the terms of the Wrangler Plan, including authorization under the Wrangler Plan to grant stock-based awards covering 226,616 shares of common stock. As of June 30, 2022, there were 127,838 shares of the Company's common stock reserved and authorized for issuance under the terms of the Wrike Plan. All of the Wrike Plan awards are currently outstanding with no new shares available for issuance.

Stock-Based Compensation
The detail of the total stock-based compensation recognized by income statement classification is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classifications	2022	2021	2022	2021
Cost of subscription, support and services	$3,126	$4,546	$6,666	$8,952
Research and development	25,714	25,792	59,242	56,919
Sales, marketing and services	17,759	28,649	40,523	56,991
General and administrative	19,428	22,944	39,004	45,931
Total	$66,027	$81,931	$145,435	$168,793
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
During the three months ended June 30, 2022, the Company awarded certain non-executive senior level employees and certain other employees, 947,202 non-vested stock units granted under the 2014 Plan that vest based on service and 62,749 non-vested stock units granted under the Wrangler Plan that also vest based on service. During the six months ended June 30, 2022, the Company awarded certain non-executive senior level employees and certain other employees, 1,008,330 non-vested stock units granted under the 2014 Plan that vest based on service and 117,440 non-vested stock units granted under the Wrangler Plan that also vest based on service. These non-vested stock unit awards primarily vest 100% on the first anniversary of the grant date of the award, subject to continued employment through such date.
Unrecognized Compensation Related to Stock Units
As of June 30, 2022, the total number of non-vested stock units outstanding, including company performance awards and service-based awards was 3,621,373. As of June 30, 2022, there was $312.3 million of total unrecognized compensation cost related to non-vested stock units. The unrecognized cost of the awards legally granted through June 30, 2022 is expected to be recognized over a weighted-average period of 1.30 years.
Company Performance Stock Units
The Company recorded stock-based compensation costs related to its company performance stock units of $4.4 million and $16.4 million for the three and six months ended June 30, 2022, respectively, and $6.4 million and $19.6 million for the three and six months ended June 30, 2021, respectively.
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
The estimated weighted-average grant date fair value for the assumed stock options was $103.22 per share and total fair value of $54.3 million. For the three and six months ended June 30, 2022, the Company recorded stock-based compensation costs related to unvested assumed stock options of $2.1 million and $4.6 million, respectively. For the three and six months ended June 30, 2021, the Company recorded stock-based compensation costs related to unvested assumed stock options of $4.5 million and $6.5 million, respectively. As of June 30, 2022, there was $0.7 million of total unrecognized compensation costs related to unvested assumed stock options to be recognized over a weighted-average period of 0.43 years. See Note 6 for detailed information on the Wrike acquisition.

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
The following table presents the change in goodwill during the six months ended June 30, 2022 (in thousands):

	Balance at January 1, 2022	Additions	Other		Balance at June 30, 2022
Goodwill	$3,400,792	$—	$3,422	(1)	$3,404,214
(1) Amount relates to adjustments to the purchase price allocation associated with the 2021 acquisition.
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
Intangible assets consist of the following (in thousands):

	June 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Product related intangible assets	$1,053,836	$739,004	$1,049,406	$704,190
Other	664,791	288,369	664,791	249,714
Total	$1,718,627	$1,027,373	$1,714,197	$953,904
Amortization of product related intangible assets, which consists primarily of product related technologies and patents, was $17.5 million and $20.1 million for the three months ended June 30, 2022 and 2021, respectively, and $34.8 million and $31.1 million for the six months ended June 30, 2022 and 2021, respectively, and is classified as a component of Cost of net revenues in the accompanying condensed consolidated statements of income. Amortization of other intangible assets, which consist primarily of customer relationships, trade names and backlog was $19.4 million for the three months ended June 30, 2022 and 2021, respectively, and $38.7 million and $27.0 million for the six months ended June 30, 2022 and 2021, respectively, and is classified as a component of Operating expenses in the accompanying condensed consolidated statements of income.
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
Estimated future amortization expense of intangible assets with finite lives as of June 30, 2022 is as follows (in thousands):

Year ending December 31,
2022 (remaining six months)	$74,135
2023	139,291
2024	131,429
2025	128,944
2026	127,373
Thereafter	90,082
Total	$691,254

10. SEGMENT INFORMATION
Citrix has one reportable segment. The Company's chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company's CEO is the CODM.
Revenues by Product Grouping
Revenues by product grouping were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues:
Workspace (1)	$638,929	$599,405	$1,273,487	$1,180,367
App Delivery and Security (2)	200,241	186,196	369,727	356,183
Professional services (3)	20,352	26,510	41,646	51,327
Total net revenues	$859,522	$812,111	$1,684,860	$1,587,877

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
Revenues by Geographic Location
The following table presents revenues by geographic location, for the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues:
Americas	$492,586	$457,392	$955,811	$884,075
EMEA	285,536	275,396	572,995	553,195
APJ	81,400	79,323	156,054	150,607
Total net revenues	$859,522	$812,111	$1,684,860	$1,587,877
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Subscription:
SaaS	$288,328	$209,634	$559,835	$380,715
Non-SaaS	221,267	164,637	413,397	335,685
Total Subscription revenue	$509,595	$374,271	$973,232	$716,400

11. DEBT
The components of the Company's debt were as follows (in thousands):

	June 30, 2022	December 31, 2021
2021 Term Loan Credit Agreement	$1,000,000	$1,000,000
Term Loan Credit Agreement	100,000	100,000
2026 Notes	750,000	750,000
2027 Notes	750,000	750,000
2030 Notes	750,000	750,000
Total face value	3,350,000	3,350,000
Less: unamortized discount	(5,794)	(6,276)
Less: unamortized issuance costs	(15,623)	(17,397)
Total debt	$3,328,583	$3,326,327
2021 Term Loan Credit Agreement
On February 5, 2021, the Company entered into the 2021 Term Loan Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto from time to time (collectively, the “2021 Lenders”). The 2021 Term Loan Credit Agreement provided the Company with a facility to borrow a term loan on an unsecured basis in an aggregate principal amount of up to $1.00 billion (the “2021 Term Loan”). The Company borrowed $1.00 billion on February 26, 2021 under the 2021 Term Loan, and the loan matures on February 26, 2024. The proceeds of borrowings under the 2021 Term Loan Credit Agreement were used to finance a portion of the purchase price for the Wrike acquisition. See Note 6 for detailed information on the Wrike acquisition.
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
The 2021 Term Loan Credit Agreement contains certain financial and non-financial covenants, including a covenant limiting the Company’s consolidated leverage ratio. During the second quarter of 2022, the Company was subject to a mandatory step-down of the consolidated leverage ratio to 3.75:1.0 from 4.0:1:0 (the “Leverage Ratio Step-Down”), and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fiscal quarter ending March 31, 2022, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The Company was in compliance with these covenants as of June 30, 2022.
Certain 2021 Lenders and/or their affiliates have provided and may continue to provide commercial banking, investment management and other services to the Company, its affiliates and employees, for which they receive customary fees and commissions.
Term Loan Credit Agreement
On January 21, 2020, the Company entered into the Term Loan Credit Agreement with Bank of America, N.A., as administrative agent, and other lenders party thereto from time to time that provides the Company with facilities to borrow term loans on an unsecured basis in an aggregate principal amount of up to $1.00 billion, consisting of (i) a $500.0 million 364-day term loan facility (the “364-day Term Loan”), and (ii) a $500.0 million 3-year term loan (the “3-year Term Loan”), in each case in a single borrowing, subject to satisfaction of certain conditions set forth in the Term Loan Credit Agreement. On January 30, 2020, the Company borrowed $1.00 billion under the term loans and used the proceeds to enter into accelerated share repurchase transactions for an aggregate of $1.00 billion.
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
On February 5, 2021, the Company entered into the first amendment to the Term Loan Credit Agreement, which amends, among other things, the covenant limiting the Company’s consolidated leverage ratio. After giving effect to the amendment, the covenant limiting the Company’s consolidated leverage ratio is consistent with the covenant limiting the Company’s consolidated leverage ratio in the 2021 Term Loan Credit Agreement and the Leverage Ratio Step-Down during the second quarter of 2022, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Leverage Ratio Step-Down, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The Company was in compliance with all covenants as of June 30, 2022.
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
Credit Facility
On November 26, 2019, the Company entered into an amended and restated credit agreement (the "Credit Agreement") with a group of financial institutions, which amends and restates the Company’s Credit Agreement, dated January 7, 2015. The Credit Agreement provides for a five-year unsecured revolving credit facility in the aggregate amount of $250.0 million, subject to continued covenant compliance. The Company may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. A portion of the revolving line of credit (i) in the aggregate amount of $25.0 million may be available for issuances of letters of credit and (ii) in the aggregate amount of $10.0 million may be available for swing line loans, as part of, not in addition to, the aggregate revolving commitments. The credit facility bears interest at a rate equal to (a) either (i) LIBOR or, upon a phase-out of LIBOR, an alternative benchmark rate as provided in the Credit Agreement, or (ii) a customary base rate formula, plus (b) the applicable margin with respect thereto, which initially was determined based on the Company’s consolidated leverage ratio. The Company made an election to base the applicable margin on the Company’s long-term debt rating as set forth in the Credit Agreement effective in the second quarter of 2021. In addition, the Company is required to pay a quarterly facility fee ranging from 0.11% to 0.20% of the aggregate revolving commitments under the credit facility and based on the ratio of the Company’s total debt to the Company’s consolidated EBITDA or long-term credit rating. As of June 30, 2022 and December 31, 2021, no amounts were outstanding under the credit facility.
On February 5, 2021, the Company entered into the first amendment to the Credit Agreement, which amends, among other things, the covenant limiting the Company’s consolidated leverage ratio. After giving effect to the amendment, the covenant limiting the Company’s consolidated leverage ratio is consistent with the covenant limiting the Company’s consolidated leverage ratio in the 2021 Term Loan Credit Agreement and Leverage Ratio Step-Down during the second quarter of 2022 to 3.75:1.0, and further subject to, upon the occurrence of a qualified acquisition in any quarter on or after the fifth fiscal quarter ending after the Leverage Ratio Step-Down, if so elected by the Company, a step-up to 4.25:1.0 for the four fiscal quarters following such qualified acquisition. The Company was in compliance with all covenants as of June 30, 2022.

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
12. DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives Designated as Hedging Instruments
As of June 30, 2022, the Company’s derivative assets and liabilities primarily resulted from cash flow hedges related to its forecasted operating expenses transacted in local currencies. A substantial portion of the Company’s overseas expenses are and will continue to be transacted in local currencies. To protect against fluctuations in operating expenses and the volatility of future cash flows caused by changes in currency exchange rates, the Company has established a program that uses foreign exchange forward contracts to hedge its exposure to these potential changes. The terms of these instruments, and the hedged transactions to which they relate, generally do not exceed 12 months.
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
The total cumulative unrealized loss on cash flow derivative instruments was $3.5 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively. Unrealized gains and losses on cash flow derivatives are included in Accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The net unrealized loss as of June 30, 2022 is expected to be recognized in income over the next 12 months at the same time the hedged items are recognized in income.
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

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2022		December 31, 2021		June 30, 2022		December 31, 2021
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$63	Prepaid expenses and other current assets	$694	Accrued expenses and other current liabilities	$3,781	Accrued expenses and other current liabilities	$1,358

	Asset Derivatives				Liability Derivatives
(In thousands)
	June 30, 2022		December 31, 2021		June 30, 2022		December 31, 2021
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$13,682	Prepaid expenses and other current assets	$47	Accrued expenses and other current liabilities	$233	Accrued expenses and other current liabilities	$173
The Effect of Derivative Instruments on Financial Performance

	For the Three Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Loss		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss
	2022	2021		2022	2021
Foreign currency forward contracts	$(2,241)	$(630)	Operating expenses	$(726)	$758

	For the Six Months Ended June 30,
	(In thousands)
Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Loss		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss
	2022	2021		2022	2021
Foreign currency forward contracts	$(2,883)	$(3,436)	Operating expenses	$(1,112)	$2,701
There was no material ineffectiveness in the Company’s foreign currency hedging program in the periods presented.

	For the Three Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2022	2021
Foreign currency forward contracts	Other (expense) income, net	$16,708	$(4,812)

	For the Six Months Ended June 30,
	(In thousands)
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2022	2021
Foreign currency forward contracts	Other (expense) income, net	$22,073	$8,284
Outstanding Foreign Currency Forward Contracts
As of June 30, 2022, the Company had the following net notional foreign currency forward contracts outstanding (in thousands):

Foreign Currency	Currency Denomination
Australian Dollar	AUD 13,200
Brazilian Real	BRL 2,600
British Pound Sterling	GBP 17,000
Canadian Dollar	CAD 3,350
Chinese Yuan Renminbi	CNY 88,000
Czech Koruna	CZK 97,000
Danish Krone	DKK 4,700
Euro	EUR 28,664
Hong Kong Dollar	HKD 16,050
Indian Rupee	INR 425,000
Japanese Yen	JPY 881,000
Korean Won	KRW 1,562,000
Singapore Dollar	SGD 18,400
Swedish Krona	SEK 300
Swiss Franc	CHF 295,550
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
The Company’s effective tax rate was 21.2% and 8.6% for the three months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate when comparing the three months ended June 30, 2022 to the three months ended June 30, 2021 was primarily due the geographical mix of income towards higher tax regions and tax benefits unique to the period ended June 30, 2021. These amounts include a tax benefit related to stock-based compensation deductions.
The Company’s effective tax rate was 20.2% and (2.0)% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate when comparing the six months ended June 30, 2022 to the six months ended June 30,

2021 was primarily due to tax items unique to the period ended June 30, 2021. These amounts include stock-based compensation deductions and a tax benefit related to a favorable foreign tax ruling in the period ended June 30, 2021.
The Company’s net unrecognized tax benefits totaled $106.7 million and $103.5 million as of June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, $92.4 million included in the balance for tax positions would affect the annual effective tax rate if recognized. The Company recognizes interest accrued related to uncertain tax positions and penalties in income tax expense. As of June 30, 2022, the Company has accrued $1.9 million for the payment of interest.
At June 30, 2022, the Company had $392.0 million in net deferred tax assets. The authoritative guidance requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income and gains from investments, as well as tax planning strategies in assessing the need for a valuation allowance. If the estimates and assumptions used in the Company's determination change in the future, the Company could be required to revise its estimates of the valuation allowances against its deferred tax assets and adjust its provisions for additional income taxes.
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
14. TREASURY STOCK
Stock Repurchase Program
The Company’s Board of Directors has authorized an ongoing stock repurchase program. The objective of the Company’s stock repurchase program was to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At June 30, 2022, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased were recorded as treasury stock. A portion of the funds used to repurchase stock over the course of the program was provided by net proceeds from debt, as well as proceeds from employee stock awards and the related tax benefit. While the Merger Agreement is in effect, the Company is prohibited from repurchasing shares of its common stock, including under the stock repurchase program. See Note 18 for detailed information on the Merger Agreement.
During the three and six months ended June 30, 2022 and 2021, the Company made no open market purchases under the stock repurchase program.
Shares for Tax Withholding
During the three and six months ended June 30, 2022, the Company withheld 347,267 and 774,649 shares, respectively, from equity awards that vested, totaling $35.2 million and $78.9 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. During the three and six months ended June 30, 2021, the Company withheld 393,837 and 729,184 shares, respectively, from equity awards that vested, totaling $55.0 million and $101.7 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in the Company’s condensed consolidated balance sheets.
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
Merger Actions
In connection with the Merger Agreement, eleven complaints have been filed as individual actions in United States District Courts. Six complaints have been filed in the United States District Court for the Southern District of New York and are captioned Stein v. Citrix Systems, Inc., et al., 22-cv-1864 (filed March 4, 2022), O’Dell v. Citrix Systems, Inc., et al., 22-cv-1892 (filed March 4, 2022), Bell v. Citrix Systems, Inc., et al., 22-cv-1925 (filed March 7, 2022) (the “Bell Complaint”), Messiha v. Citrix Systems, Inc., et al., 22-cv-2094 (filed March 14, 2022), Rodriguez v. Citrix Systems, Inc., et al., 22-cv-2925 (filed April 8, 2022), and Finger v. Citrix Systems, Inc., et al., 22-cv-2976 (filed April 11, 2022). Three complaints have been filed in the United States District Court for the Eastern District of New York and are captioned Whitfield v. Citrix Systems, Inc., et al., 22-cv-01317 (filed March 10, 2022), Shumacher v. Citrix Systems, Inc., et al., 22-cv-1453 (filed March 16, 2022), and Lee v. Citrix Systems, Inc., et al., 22-cv-1504 (filed March 18, 2022). One complaint has been filed in the United States District Court for the Eastern District of Pennsylvania and is captioned Waterman v. Citrix Systems, Inc., et al., 22-cv-917 (filed March 10, 2022). One complaint has been filed in the United States District Court for the District of Delaware and is captioned Gould v. Citrix Systems, Inc., et al., 22-cv-359 (filed March 21, 2022). The foregoing complaints are referred to as the “Merger Actions.”
The Merger Actions generally allege that the definitive proxy statement filed by the Company on March 16, 2022 with respect to the special meeting of Citrix’s stockholders held on April 21, 2022 (the “Definitive Proxy Statement”) or the preliminary proxy statement filed by the Company with the SEC on March 3, 2022 misrepresent and/or omit certain purportedly material information relating to the Company’s financial projections, the analyses performed by the financial advisor to the Citrix Board of Directors in connection with the Merger, potential conflicts of interest of the Company’s officers and directors, and the events that led to the signing of the Merger Agreement. The Merger Actions assert violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder against all defendants (the Company, its Board of Directors and certain officers) and violations of Section 20(a) of the Exchange Act against Citrix’s directors and officers. The Bell Complaint also asserted a breach of fiduciary duty against the individual defendants. The Merger Actions seek, among other things, an injunction enjoining the consummation of the Merger, costs of the action, including plaintiffs’ attorneys’ fees and experts’ fees, and other relief the court may deem just and proper.
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

In the second quarter of 2022, eight of the Merger Actions, including the Bell Complaint, were voluntarily dismissed. The Company cannot predict the outcome of the remaining Merger Actions. The Company believes that the remaining Merger Actions are without merit, and the Company and the individual defendants intend to vigorously defend against the remaining Merger Actions and any subsequently filed similar actions. If additional similar complaints are filed, absent new or significantly different allegations, the Company will not necessarily disclose such additional filings.
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
Other Purchase Commitments
In May 2020, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, the Company is committed to a purchase of $1.00 billion throughout the term of the agreement. As of June 30, 2022, the Company had $798.4 million of remaining obligations under the purchase agreement.
In May 2021, the Company entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through May 2024. Under the amended agreement, the Company is committed to purchase services under this agreement totaling $100.0 million over the term, with commitments of $32.0 million in fiscal year beginning 2021, $24.0 million in fiscal year beginning 2022, $24.0 million in fiscal year beginning 2023 and $20.0 million at any time over the three-year term. As of June 30, 2022, the Company had $37.4 million of remaining obligations under the purchase agreement.
16. RESTRUCTURING
2021 Restructuring Program
On November 15, 2021, the Company announced the implementation of a restructuring program (the “2021 Restructuring Program”) intended to improve operational efficiency. The 2021 Restructuring Program includes, among other things, the elimination of full-time positions, termination of certain contracts, and asset impairments, primarily related to facilities consolidations. The Company currently expects to record in the aggregate approximately $174.0 million to $240.0 million in pre-tax restructuring and asset impairment charges associated with the 2021 Restructuring Program. Included in these pre-tax charges are approximately $87.0 million to $90.0 million related to employee severance arrangements, approximately $40.0 million to $75.0 million related to the impairment of ROU and other assets from the consolidation of facilities, approximately $20.0 million to $35.0 million in contract termination costs and approximately $27.0 million to $40.0 million related to the impairment of certain acquired intangible assets. See Note 9 for detailed information on intangible assets. The program is expected to be substantially completed over an estimated eighteen-month period.

Restructuring Charges
For the three and six months ended June 30, 2022, restructuring charges were comprised of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
2021 Restructuring Program
Employee severance and related costs	$8,796	$20,377
ROU asset impairment	—	3,397
Other asset impairment	227	3,327
Total 2021 Restructuring Program charges	$9,023	$27,101
As of June 30, 2022, charges incurred within Restructuring expenses were $130.4 million since inception of the 2021 Restructuring Program.
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
In connection with the 2021 Restructuring Program the Company re-evaluated its real estate needs, resulting in a reduction of owned space and leased space, and the impairment of the associated ROU assets and property and equipment. During the six months ended June 30, 2022, these actions resulted in restructuring charges of $6.5 million, comprised of noncash charges of $3.4 million related to the impairment of operating lease ROU assets, and property and equipment of $3.1 million. Due to the actions taken above, the Company tested the operating lease ROU assets and certain property and equipment for recoverability by comparing the carrying value of the asset group to an estimate of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Based on the results of the recoverability test, the Company determined that the undiscounted cash flows of the asset groups were below the carrying values, indicating impairment. The Company then determined the fair value of the asset groups by utilizing the present value of the estimated future cash flows attributable to the assets.
Restructuring accruals
The activity in the Company’s restructuring accruals for the six months ended June 30, 2022 is summarized as follows (in thousands):

2021 Restructuring Program
Balance at January 1, 2022	$28,102
Employee severance and related costs	20,377
Payments	(40,939)
Balance at June 30, 2022	$7,540

17. STATEMENT OF CHANGES IN EQUITY
The following tables present the changes in total stockholders' equity during the three and six months ended June 30, 2022 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2022	326,701	$327	$7,142,363	$5,161,470	$(3,541)	(200,740)	$(11,636,060)	$664,559
Shares issued under stock-based compensation plans	1,066	1	809	—	—	—	—	810
Stock-based compensation expense	—	—	67,337	—	—	—	—	67,337
Common stock issued under employee stock purchase plan	158	—	13,610	—	—	—	—	13,610
Restricted shares turned in for tax withholding	—	—	—	—	—	(347)	(35,180)	(35,180)
Other	—	—	—	(2)	—	—	—	(2)
Other comprehensive loss, net of tax	—	—	—	—	(2,235)	—	—	(2,235)
Net income	—	—	—	115,457	—	—	—	115,457
Balance at June 30, 2022	327,925	$328	$7,224,119	$5,276,925	$(5,776)	(201,087)	$(11,671,240)	$824,356

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2021	325,174	$325	$7,041,576	$5,100,624	$(2,896)	(200,313)	$(11,592,372)	$547,257
Shares issued under stock-based compensation plans	2,338	3	1,950	—	—	—	—	1,953
Stock-based compensation expense	—	—	145,435	—	—	—	—	145,435
Common stock issued under employee stock purchase plan	413	—	35,772	—	—	—	—	35,772
Restricted shares turned in for tax withholding	—	—	—	—	—	(774)	(78,868)	(78,868)
Other	—	—	(614)	612	—	—	—	(2)
Other comprehensive loss, net of tax	—	—	—	—	(2,880)	—	—	(2,880)
Net income	—	—	—	175,689	—	—	—	175,689
Balance at June 30, 2022	327,925	$328	$7,224,119	$5,276,925	$(5,776)	(201,087)	$(11,671,240)	$824,356

The following tables present the changes in total stockholders' equity during the three and six months ended June 30, 2021 (in thousands):

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at March 31, 2021	323,154	$323	$6,752,058	$5,026,322	$(5,385)	(199,778)	$(11,523,626)	$249,692
Shares issued under stock-based compensation plans	1,233	1	19	—	—	—	—	20
Stock-based compensation expense	—	—	81,931	—	—	—	—	81,931
Restricted shares turned in for tax withholding	—	—	—	—	—	(394)	(54,973)	(54,973)
Cash dividends declared and paid	—	—	—	(45,959)	—	—	—	(45,959)
Other	—	—	1,859	(1,859)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(630)	—	—	(630)
Net income	—	—	—	62,766	—	—	—	62,766
Balance at June 30, 2021	324,387	$324	$6,835,867	$5,041,270	$(6,015)	(200,172)	$(11,578,599)	$292,847

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury		Total Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2020	321,964	$322	$6,608,018	$4,984,333	$(3,649)	(199,443)	$(11,476,881)	$112,143
Shares issued under stock-based compensation plans	2,195	2	18	—	—	—	—	20
Stock-based compensation expense	—	—	168,793	—	—	—	—	168,793
Common stock issued under employee stock purchase plan	228	—	25,757	—	—	—	—	25,757
Restricted shares turned in for tax withholding	—	—	—	—	—	(729)	(101,718)	(101,718)
Cash dividends declared and paid	—	—	—	(91,481)	—	—	—	(91,481)
Value of assumed equity awards related to pre-combination service	—	—	28,885	—	—	—	—	28,885
Other	—	—	4,396	(4,396)	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(2,366)	—	—	(2,366)
Net income	—	—	—	152,814	—	—	—	152,814
Balance at June 30, 2021	324,387	$324	$6,835,867	$5,041,270	$(6,015)	(200,172)	$(11,578,599)	$292,847

18. PENDING MERGER TRANSACTION
On January 31, 2022, the Company entered into a Merger Agreement with Parent, Merger Sub and, for certain limited purposes detailed in the Merger Agreement, TIBCO, pursuant to which Merger Sub will merge with and into the Company, or the Merger, with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by an affiliate of Vista. Vista is partnering with Evergreen, an affiliate of Elliott, to acquire all of the Company Common Stock for $104.00 per share in cash.
The Merger is conditioned upon, among other things, the approval of the Merger Agreement by the affirmative vote of holders of at least a majority of all outstanding shares of Company Common Stock (which was obtained at a Special Meeting of Stockholders held on April 21, 2022), the expiration of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which occurred on March 16, 2022), certain other approvals, clearances or expirations of waiting periods under other antitrust laws and foreign investment screening laws, and other customary closing conditions. Subject to the satisfaction (or if applicable, waiver) of such conditions, the Merger is currently expected to close during the third quarter of 2022.
Under the terms of the Merger Agreement, the Company may be required to pay Parent a termination fee of $409.0 million if the Merger Agreement is terminated under certain specified circumstances. The Merger Agreement additionally provides that Parent pay the Company a termination fee of $818.0 million under certain specified circumstances.
The Company incurred $20.9 million of expenses related to the Merger, of which $3.2 million and $18.8 million were expensed during the three and six months ended June 30, 2022, respectively, and are included in General and administrative expense in the accompanying condensed consolidated statements of income.

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
Pending Merger
On January 31, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Picard Parent, Inc. (“Parent”), Picard Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”) and, for certain limited purposes detailed in the Merger Agreement, TIBCO Software, Inc. (“TIBCO”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub were formed by affiliates of Vista Equity Partners (“Vista”). Vista is partnering with Evergreen Coast Capital Corp. (“Evergreen”), an affiliate of Elliott Investment Management L.P. (“Elliott”), to acquire all of the Company Common Stock for $104.00 per share in cash. At a Special Meeting of Stockholders held on April 21, 2022, our stockholders approved the Merger Agreement. The Merger is currently expected to close during the third quarter of 2022, subject to customary closing conditions, including receipt of final regulatory approvals.
We incurred $20.9 million of expenses related to the Merger, of which $3.2 million and $18.8 million were expensed during the three and six months ended June 30, 2022, respectively, and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
See Note 18 to our condensed consolidated financial statements for additional details regarding the pending Merger.
Overview
Management’s discussion and analysis of financial condition and results of operations is intended to help the reader understand our financial condition and results of operations. This section is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022. The results of operations for the periods presented in this report are not necessarily indicative of the results expected for the full year or for any future period, due in part to the seasonality of our business. Historically, our revenue for the fourth quarter of any year is typically higher than our revenue for the first quarter of the subsequent year.
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
Impact of COVID-19 Pandemic
The COVID-19 pandemic did not have a significant impact on our results of operations for the three and six months ended June 30, 2022. However, we continue to monitor our supply chain for disruptions and evaluate steps to avoid future impacts that may arise from delays.
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

In the fourth quarter of 2021, Total ARR was $3.2 billion, up 19% year-over-year. Excluding the contribution of Wrike, Total ARR was $3.0 billion, up 12% year-over-year. Total ARR in the first quarter of 2022 was $3.2 billion and grew 11% year-over-year. Excluding the contribution of Wrike, Total ARR was $3.1 billion and grew 10% year-over-year. Total ARR in the second quarter of 2022 was $3.3 billion and grew 8% year-over-year. Excluding the contribution of Wrike, Total ARR was $3.1 billion and grew 8% year-over-year. Subscription ARR in the second quarter of 2022 was $2.1 billion and grew 27% year-over-year. Excluding the contribution of Wrike, Subscription ARR was $1.9 billion and grew 28% year-over-year. SaaS ARR in the second quarter of 2022 was $1.4 billion and grew 32% year-over-year. Excluding the contribution of Wrike, SaaS ARR was $1.2 billion and grew 34% year-over-year.
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

Citrix Cloud Paid Subscriber count was 14.3 million in the fourth quarter of 2021, up 52% year-over year. In the first quarter of 2022, the number of Citrix Cloud paid subscribers was 14.9 million, up 45% year-over-year. In the second quarter of 2022, the number of Citrix Cloud paid subscribers was 16.0 million, up 40% year-over-year.
Summary of Results
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021, a summary of our results included:
•Total net revenue increased 5.8% to $859.5 million;
•Subscription revenue increased 36.2% to $509.6 million;
•SaaS revenue increased 37.5% to $288.3 million;
•Product and license revenue decreased 41.5% to $34.3 million;
•Support and services revenue decreased 16.8% to $315.6 million;
•Gross margin as a percentage of revenue increased from 80.1% to 81.9%;
•Operating income increased 104.6% to $173.3 million;
•Diluted net income per share increased from $0.50 to $0.90;
•Deferred and unbilled revenue increased $269.8 million to $3.32 billion;
Also, operating cash flows increased $89.8 million to $446.4 million when comparing the six months ended June 30, 2022 to the six months ended June 30, 2021.
Our Subscription revenue increased primarily due to continued customer adoption of our solutions delivered via the cloud, mostly from our Workspace offerings, and an increase in on-premise license demand, mostly from our App Delivery and Security offerings. Our Product and license revenue decreased primarily due to lower sales of our perpetual App Delivery and Security solutions as well as our perpetual Workspace solutions, as customers continue to shift toward our subscription offerings. The decrease in Support and services revenue was primarily due to decreased sales of maintenance services, primarily across our Workspace perpetual offerings, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition. The increase in gross margin as a percentage of revenue was not significant. The increase in operating income was primarily due to an increase in gross margin and a decrease in operating expenses. The increase in diluted net income per share was primarily due to an increase in operating income.
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

We incurred $20.4 million of expenses related to the Wrike acquisition, of which $0.3 million and $0.6 million were expensed during the three and six months ended June 30, 2022, respectively, and $0.3 million and $15.8 million were expensed during the three and six months ended June 30, 2021, respectively, and are included in General and administrative expense in the accompanying condensed consolidated statements of income.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of income data and presentation of that data as a percentage of change from period-to-period (in thousands other than percentages):

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2022	2021	2022	2021	2022 vs. 2021	2022 vs. 2021
Revenues:
Subscription	$509,595	$374,271	$973,232	$716,400	36.2%	35.9%
Product and license	34,302	58,683	67,599	102,918	(41.5)	(34.3)
Support and services	315,625	379,157	644,029	768,559	(16.8)	(16.2)
Total net revenues	859,522	812,111	1,684,860	1,587,877	5.8	6.1
Cost of net revenues:
Cost of subscription, support and services	112,590	116,027	219,616	226,772	(3.0)	(3.2)
Cost of product and license revenues	25,861	25,160	43,388	46,875	2.8	(7.4)
Amortization of product related intangible assets	17,471	20,119	34,814	31,128	(13.2)	11.8
Total cost of net revenues	155,922	161,306	297,818	304,775	(3.3)	(2.3)
Gross profit	703,600	650,805	1,387,042	1,283,102	8.1	8.1
Operating expenses:
Research and development	137,166	146,179	285,071	290,337	(6.2)	(1.8)
Sales, marketing and services	274,432	306,920	567,383	600,204	(10.6)	(5.5)
General and administrative	90,256	93,594	199,315	188,584	(3.6)	5.7
Amortization of other intangible assets	19,434	19,435	38,655	26,967	—	43.3
Restructuring	9,023	—	27,101	—	*	*
Total operating expenses	530,311	566,128	1,117,525	1,106,092	(6.3)	1.0
Income from operations	173,289	84,677	269,517	177,010	104.6	52.3
Interest income	941	272	1,383	593	246.0	133.2
Interest expense	(23,849)	(22,905)	(45,925)	(47,265)	4.1	(2.8)
Other (expense) income, net	(3,817)	6,635	(4,894)	19,531	(157.5)	(125.1)
Income before income taxes	146,564	68,679	220,081	149,869	113.4	46.8
Income tax expense (benefit)	31,107	5,913	44,392	(2,945)	*	*
Net income	$115,457	$62,766	$175,689	$152,814	83.9%	15.0%
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

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2022	2021	2022	2021	2022 vs. 2021	2022 vs. 2021
	(in thousands)
Subscription	$509,595	$374,271	$973,232	$716,400	$135,324	$256,832
Product and license	34,302	58,683	67,599	102,918	(24,381)	(35,319)
Support and services	315,625	379,157	644,029	768,559	(63,532)	(124,530)
Total net revenues	$859,522	$812,111	$1,684,860	$1,587,877	$47,411	$96,983

Subscription
Subscription revenue increased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to continued customer adoption of our solutions delivered via the cloud of $78.7 million, primarily from our Workspace offerings, which includes $19.8 million attributable to the Wrike acquisition. There was also an increase in on-premise subscription license revenue of $56.6 million, primarily from our App Delivery and Security offerings, mainly from pooled capacity.
Subscription revenue increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to continued customer adoption of our solutions delivered via the cloud of $179.1 million, primarily from our Workspace offerings, which includes $55.1 million attributable to the Wrike acquisition. There was also an increase in on-premise subscription license revenue of $77.7 million, primarily from our App Delivery and Security offerings, mainly from pooled capacity.

Product and license
Product and license revenue decreased when comparing the three months ended June 30, 2022 to the three months ended June 30, 2021 primarily from lower sales of our perpetual App Delivery and Security solutions of $15.9 million and perpetual Workspace offerings of $8.5 million, as customers continue to shift toward our subscription offerings.
Product and license revenue decreased when comparing the six months ended June 30, 2022 to the six months ended June 30, 2021 primarily from lower sales of our perpetual App Delivery and Security solutions of $22.1 million and perpetual Workspace offerings of $13.2 million, as customers continue to shift toward our subscription offerings.
Support and services
Support and services revenue decreased during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 primarily due to a decrease in sales of maintenance services across our Workspace perpetual offerings, as more of the revenue is reported in the Subscription revenue line commensurate with our subscription model transition.
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
The following table presents the amounts of deferred and unbilled revenue (in thousands):

	June 30, 2022	December 31, 2021	June 30, 2022 compared to December 31, 2021
Deferred revenue	$1,928,838	$2,037,593	$(108,755)
Unbilled revenue	1,388,068	1,300,048	88,020
Deferred revenues decreased $108.8 million as of June 30, 2022 compared to December 31, 2021 primarily due to a decrease in deferred maintenance and support revenue of $149.3 million, mostly from Workspace perpetual software maintenance, partially offset by an increase in deferred subscription revenue of $45.6 million. Unbilled revenue increased when comparing June 30, 2022 to December 31, 2021 primarily due to increased customer adoption of multi-year subscription agreements.
While it is generally our practice to promptly ship our products upon receipt of properly finalized orders, at any given time, we have confirmed product license orders that have not shipped and are unfulfilled. Backlog includes the aggregate amounts we expect to recognize as point-in-time revenue in the following quarter associated with contractually committed amounts for on-premise subscription software licenses, as well as confirmed product license orders that have not shipped and are wholly unfulfilled. As of June 30, 2022, the amount of backlog was not material. We do not believe that backlog, as of any particular date, is a reliable indicator of future performance.

International Revenues
International revenues (sales outside the United States) accounted for 47.4% and 48.3% of our net revenues for the three months ended June 30, 2022 and 2021, respectively. The change in our international revenues as a percentage of our net revenues for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was not significant.
International revenues (sales outside the United States) accounted for 48.0% and 49.3% of our net revenues for the six months ended June 30, 2022 and 2021, respectively. The decrease in our international revenues as a percentage of our net revenues when comparing the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to a decrease in the EMEA region as it shifts away from perpetual licenses and related support offerings toward subscription offerings. See Note 10 to our condensed consolidated financial statements for detailed information on net revenues by geography.
Cost of Net Revenues

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2022	2021	2022	2021	2022 vs. 2021	2022 vs. 2021
	(In thousands)
Cost of subscription, support and services revenues	$112,590	$116,027	$219,616	$226,772	$(3,437)	$(7,156)
Cost of product and license revenues	25,861	25,160	43,388	46,875	701	(3,487)
Amortization of product related intangible assets	17,471	20,119	34,814	31,128	(2,648)	3,686
Total cost of net revenues	$155,922	$161,306	$297,818	$304,775	$(5,384)	$(6,957)
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
Cost of subscription, support and services revenues decreased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to a decrease in the cost of providing our support and services offerings of $6.4 million and $13.0 million, respectively, consistent with the related revenues, partially offset by an increase in the cost of providing our subscription offerings of $2.9 million and $5.9 million, respectively, in line with related revenues.
Cost of product and license revenues remained consistent for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and decreased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 consistent with the decrease in related revenues.
Amortization of product related intangible assets decreased for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to the impairment of Sapho Inc. technology in the fourth quarter of 2021, and increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to acquired intangible assets in connection with the Wrike acquisition of $8.9 million, partially offset by amortization of Sapho Inc. technology of $5.2 million in 2021.
Gross Margin
Gross margin as a percentage of revenue was 81.9% for the three months ended June 30, 2022, and 80.1% for the three months ended June 30, 2021, respectively, and 82.3% for the six months ended June 30, 2022, and 80.8% for the six months ended June 30, 2021, respectively. The change in gross margin as a percentage of revenues is due to drivers noted above.
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
Research and Development Expenses

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2022	2021	2022	2021	2022 vs. 2021	2022 vs. 2021
	(In thousands)
Research and development	$137,166	$146,179	$285,071	$290,337	$(9,013)	$(5,266)
Research and development expenses consist primarily of personnel related costs and facility and equipment costs directly related to our research and development activities. We expensed substantially all development costs included in the research and development of our products.
Research and development expenses decreased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to compensation and employee-related costs as a result of decreased headcount. Research and development expenses decreased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to compensation and employee-related costs of $6.7 million as a result of decreased headcount partially offset by an increase in stock-based compensation of $2.3 million.
Sales, Marketing and Services Expenses

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2022	2021	2022	2021	2022 vs. 2021	2022 vs. 2021
	(In thousands)
Sales, marketing and services	$274,432	$306,920	$567,383	$600,204	$(32,488)	$(32,821)
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
The decrease in Sales, marketing and services expenses during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to decreases in compensation and employee-related costs of $19.8 million as a result of decreased headcount and stock-based compensation of $10.9 million. Sales, marketing and services expenses decreased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to decreases in compensation and employee-related costs of $24.5 million as a result of decreased headcount and stock-based compensation of $16.5 million. These decreases were partially offset by an increase in variable compensation of $8.0 million.
General and Administrative Expenses

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2022	2021	2022	2021	2022 vs. 2021	2022 vs. 2021
	(In thousands)
General and administrative	$90,256	$93,594	$199,315	$188,584	$(3,338)	$10,731
General and administrative expenses consist primarily of personnel related costs and expenses related to outside consultants assisting with information systems, as well as accounting and legal fees.
General and administrative expenses decreased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to decreases in compensation and employee-related costs of $7.5 million as a result of decreased headcount and stock-based compensation of $3.5 million. These decreases were partially offset by increases in transaction costs of $3.2 million related to the pending Merger incurred in the second quarter of 2022 and credit loss expense of $2.5 million. General and administrative expenses increased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to increases in transaction costs of $18.8 million related to the pending Merger incurred during 2022 and an increase in credit loss expense of $13.9 million. These increases are partially offset by decreases of $15.5 million due to Wrike acquisition costs incurred in 2021 and compensation and employee-related costs of $4.5 million.
Amortization of Other Intangible Assets

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2022	2021	2022	2021	2022 vs. 2021	2022 vs. 2021
	(In thousands)
Amortization of other intangible assets	$19,434	$19,435	$38,655	$26,967	$(1)	$11,688
Amortization of other intangible assets consists of amortization of customer relationships, trade names and covenants not to compete primarily related to our acquisitions.
Amortization of other intangible assets remained consistent for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to acquired intangible assets in connection with the Wrike acquisition.
Restructuring Expenses

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2022	2021	2022	2021	2022 vs. 2021	2022 vs. 2021
	(In thousands)
Restructuring	$9,023	$—	$27,101	$—	$9,023	$27,101
Restructuring expenses increased for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 due to the 2021 Restructuring Program implemented in the fourth quarter of 2021, primarily for employee severance and related costs.
See Note 16 to our condensed consolidated financial statements for additional details regarding our restructuring programs.
Interest Expense

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2022	2021	2022	2021	2022 vs. 2021	2022 vs. 2021
	(In thousands)
Interest expense	$(23,849)	$(22,905)	$(45,925)	$(47,265)	$(944)	$1,340
Interest expense primarily consists of interest paid on our 2026 Notes, 2027 Notes and 2030 Notes, 2021 Term Loan Credit Agreement, Term Loan Credit Agreement and our credit facility. Interest expense remained consistent for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. See Note 11 to our condensed consolidated financial statements for additional details regarding our debt.
Other (expense) income, net

	Three Months Ended		Six Months Ended		Three Months Ended June 30,	Six Months Ended June 30,
	June 30,		June 30,
	2022	2021	2022	2021	2022 vs. 2021	2022 vs. 2021
	(In thousands)
Other (expense) income, net	$(3,817)	$6,635	$(4,894)	$19,531	$(10,452)	$(24,425)
Other (expense) income, net is primarily comprised of gains (losses) from remeasurement of foreign currency transactions and non-designated hedges, sublease income, realized losses related to changes in the fair value of our investments that have a decline in fair value and recognized gains (losses) related to our investments.
The change in Other (expense) income, net during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is primarily attributable to our strategic investment activities, which include recognized net losses of $3.0 million during the three months ended June 30, 2022 as compared to recognized net gains of $7.8 million during the three months ended June 30, 2021. The change in Other (expense) income, net during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is primarily attributable to our strategic investment activities, which include recognized net losses of $4.2 million during the six months ended June 30, 2022 as compared to recognized net gains of $17.3 million during the six months ended June 30, 2021.
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
Our effective tax rate was 21.2% and 8.6% for the three months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate when comparing the three months ended June 30, 2022 to the three months ended June 30, 2021, was primarily due to the geographical mix of income towards higher tax regions and tax benefits unique to the period ended June 30, 2021. These amounts include a tax benefit related to stock-based compensation deductions.
Our effective tax rate was 20.2% and (2.0)% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate when comparing the six months ended June 30, 2022 to the six months ended June 30, 2021, was primarily due to tax items unique to the period ended June 30, 2021. These amounts include stock-based compensation deductions and a tax benefit related to a favorable foreign tax ruling in the period ended June 30, 2021.
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
Liquidity and Capital Resources
Cash, Cash Equivalents and Investments

	June 30, 2022	December 31, 2021	June 30, 2022 compared to December 31, 2021
	(In thousands)
Cash, cash equivalents and investments	$872,799	$541,933	$330,866
Our principal sources of liquidity are our cash, cash equivalents and investments. The increase in Cash, cash equivalents and investments when comparing June 30, 2022 to December 31, 2021, is primarily due to cash provided by operating activities of $446.4 million, partially offset by cash paid for tax withholding on vested stock awards of $78.9 million and purchases of property and equipment of $33.5 million.
As of June 30, 2022, $202.9 million of the $872.8 million of Cash, cash equivalents and investments was held by our foreign subsidiaries. The Cash, cash equivalents and investments held by our foreign subsidiaries can be repatriated without incurring any additional U.S. federal tax. Upon repatriation of these funds, we could be subject to foreign and U.S. state income taxes. The amount of taxes due is dependent on the amount and manner of the repatriation, as well as the locations from which the funds are repatriated and received. We generally invest our cash and cash equivalents in investment grade, highly liquid securities to allow for flexibility in the event of immediate cash needs. Our short-term and long-term investments primarily consist of interest-bearing securities.
Cash Flow Activities
During the six months ended June 30, 2022, we generated operating cash flows of $446.4 million. These operating cash flows related primarily to net income of $175.7 million, adjusted for, among other things, non-cash charges, including depreciation and amortization expenses of $170.5 million, which includes depreciation and amortization of property and equipment of $16.5 million and $32.1 million, respectively, for the three and six months ended June 30, 2022, stock-based compensation expense of $145.4 million, and a change in operating assets and liabilities, net of acquisitions of $93.7 million.

The change in our operating assets and liabilities, net of acquisitions was primarily the result of outflows from deferred revenue of $108.8 million, accrued expenses and other current liabilities of $79.1 million, mostly from decreases in employee-related accruals, and other assets of $39.1 million, primarily due to an increase in capitalized commissions. Also contributing to the change in operating assets and liabilities, net of acquisitions were outflows from income taxes of $15.9 million, primarily due to an increase in prepaid taxes, and accounts payable of $15.9 million, primarily due to the timing of payments. These outflows were partially offset by inflows from accounts receivable of $174.6 million, primarily due to collections from prior period sales. Our investing activities used $6.9 million of cash consisting primarily of cash paid for the purchase of property and equipment of $33.5 million, partially offset by net proceeds from investments of $21.1 million. Our financing activities used cash of $76.9 million, primarily due to cash paid for tax withholding on vested stock awards.
During the six months ended June 30, 2021, we generated operating cash flows of $356.6 million. These operating cash flows related primarily to net income of $152.8 million, adjusted for, among other things, non-cash charges, including stock-based compensation expense of $168.8 million, depreciation and amortization expenses of $150.9 million and a change in operating assets and liabilities, net of acquisitions of $120.5 million. The change in our operating assets and liabilities, net of acquisitions, was primarily the result of outflows from accrued expenses and other current liabilities of $188.4 million, mostly from employee-related accruals of $106.1 million and decreases in other accruals of $53.5 million, income taxes, net of $71.0 million, primarily due to an increase in prepaid taxes of $31.3 million and a decrease in taxes payable of $30.7 million. Also contributing to the change in operating assets and liabilities, net of acquisitions was an outflow from other assets of $44.9 million, primarily due to an increase in capitalized commissions, and deferred revenue of $43.9 million. These outflows were partially offset by an inflow from accounts receivable of $207.9 million, primarily due to collections from prior period sales. Our investing activities used $1.96 billion of cash consisting primarily of cash paid for the Wrike acquisition, net of cash acquired of $2.02 billion and cash paid for the purchase of property and equipment of $44.9 million, partially offset by net proceeds from investments of $114.1 million. Our financing activities provided cash of $1.35 billion, primarily net proceeds from the 2021 Term Loan of $997.9 million and 2026 Notes of $741.4 million, partially offset by the repayment of the Wrike acquired debt of $190.0 million, cash paid for tax withholding on vested stock awards of $101.7 million and cash dividends on our common stock of $91.5 million.
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
On January 21, 2020, we entered into a $1.00 billion Term Loan Credit Agreement, consisting of a $500.0 million 364-day Term Loan facility (the “364-day Term Loan”), and a $500.0 million 3-year Term Loan facility (the “3-year Term Loan”). As of June 30, 2022, $100.0 million was outstanding under the 3-year Term Loan. These amounts are due in January 2023 and included in Short-term debt in the accompanying condensed consolidated balance sheet.
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
Credit Facility
On November 26, 2019, we entered into a $250.0 million five-year unsecured revolving credit facility under an amended and restated credit agreement (the "Credit Agreement"). We may elect to increase the revolving credit facility by up to $250.0 million if existing or new lenders provide additional revolving commitments in accordance with the terms of the Credit Agreement. As of June 30, 2022, no amounts were outstanding under the credit facility.
See Note 11 to our condensed consolidated financial statements for additional details regarding our debt.

Stock Repurchase Program
Our Board of Directors authorized an ongoing stock repurchase program. The objective of the stock repurchase program was to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At June 30, 2022, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. All shares repurchased were recorded as treasury stock. While the Merger Agreement is in effect, we are prohibited from repurchasing shares of our common stock, including under the stock repurchase program.
During the three and six months ended June 30, 2022, we did not have any open market purchases under the stock repurchase program.
See Note 14 to our condensed consolidated financial statements for additional details on our share repurchase program.
Shares for Tax Withholding
During the three and six months ended June 30, 2022, we withheld 347,267 and 774,649 shares, respectively, from equity awards that vested, totaling $35.2 million and $78.9 million, respectively, to satisfy minimum tax withholding obligations that arose on the vesting of such equity awards. These shares are reflected as treasury stock in our condensed consolidated balance sheets.
Other Purchase Commitments
In May 2020, we entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through June 2029. Under the amended agreement, we are committed to a purchase of $1.00 billion throughout the term of the agreement. As of June 30, 2022, we had $798.4 million of remaining obligations under the purchase agreement.
In May 2021, we entered into an amended agreement with a third-party provider, in the ordinary course of business, for the use of certain cloud services through May 2024. Under the amended agreement, we are committed to purchase services under this agreement totaling $100.0 million over the term, with commitments of $32.0 million in fiscal year beginning 2021, $24.0 million in fiscal year beginning 2022, $24.0 million in fiscal year beginning 2023 and $20.0 million at any time over the three-year term. As of June 30, 2022, we had $37.4 million of remaining obligations under the purchase agreement.
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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes during the quarter ended June 30, 2022 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 30, 2022, our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Our Board of Directors authorized a stock repurchase program. The objective of our stock repurchase program was to improve stockholders’ returns and mitigate earnings per share dilution posed by the issuance of shares related to employee equity compensation awards. At June 30, 2022, $625.6 million was available to repurchase common stock pursuant to the stock repurchase program. While the Merger Agreement is in effect, we are prohibited from repurchasing shares of our common stock, including under the stock repurchase program. All shares repurchased were recorded as treasury stock.
The following table shows the monthly activity related to our repurchases of common stock for the quarter ended June 30, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in thousands) (2)
April 1, 2022 through April 30, 2022	335,561	$101.32	—	$625,561
May 1, 2022 through May 31, 2022	2,179	$101.23	—	$625,561
June 1, 2022 through June 30, 2022	9,527	$100.91	—	$625,561
Total	347,267	$101.30	—	$625,561
(1)The total number of shares purchased are shares withheld from restricted stock units that vested in the second quarter of 2022 to satisfy minimum tax withholding obligations that arose on the vesting of restricted stock units.
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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of July, 2022.

CITRIX SYSTEMS, INC.

By:	/s/ JASON A. SMITH
Jason A. Smith
Executive Vice President and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)